Form 10-Q
period 1994-12-31
NAPCO SECURITY SYSTEMS INC
filed 1995-02-14
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                      FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- - - ---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- - - ---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______



Commission File Number                 0-10004
                      ----------------------------------------------------------


                          NAPCO SECURITY SYSTEMS, INC.
- - - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                        11-2277818
- - - -------------------------------                 -------------------------------
(State or other jurisdiction of                  (IRS Employer Identification
 incorporation or organization)                             Number)


      333 BAYVIEW AVENUE
     AMITYVILLE, NEW YORK                                   11701
- - - -------------------------------                 -------------------------------
    (Address of principle                                 (Zip Code)
      executive offices)

                                 (516) 842-9400
- - - --------------------------------------------------------------------------------
              (Registrant's telephone number including area code)


                                      NONE
- - - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes     X              No
                         -----------           -----------


   Number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1994:


 COMMON STOCK, $.01 PAR VALUE
          PER SHARE                                        4,367,727
- - - -------------------------------                 -------------------------------
           (Class)                              (number of shares outstanding)

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                               DECEMBER 31, 1994




                                                                         PAGE
                                                                        ------

PART I - FINANCIAL INFORMATION (unaudited)


     Condensed Consolidated Balance Sheets,
     December 31, 1994 and June 30, 1994                                    3

     Condensed Consolidated Statements of
     Income for the Six Months Ended
     December 31, 1994 and 1993                                             4

     Condensed Consolidated Statements of
     Income for the Three Months Ended
     December 31, 1994 and 1993                                             5

     Condensed Consolidated Statements of
     Cash Flows for the Six Months Ended
     December 31, 1994 and 1993                                             6

     Notes to Condensed Consolidated
     Financial Statements                                                   7

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                             9



PART II - OTHER INFORMATION                                                11


SIGNATURE PAGE                                                             13


INDEX TO EXHIBITS                                                          14

     Computation of Earnings Per Share                                    E-1

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                              December 31,          June 30,
                        ASSETS                                   1994                1994
                        ------                             ----------------     ---------------
Current Assets:                                                        (in thousands)
   Cash and cash equivalents                                $            108    $         1,335
   Accounts receivable, less allowance for
    doubtful accounts: December 31, 1994   $410,000
                       June 30, 1994       $454,000                   13,500             14,687
   Inventories, net (Note 2)                                          26,968             23,613
   Prepaid expenses and other current assets                             516                470
                                                            ----------------    ---------------
     Total current assets                                             41,092             40,105
                                                            ----------------    ---------------
Property, Plant and Equipment                                         19,166             17,184
Less: Accumulated Depreciation and Amortization (Note 3)               7,444              6,824
                                                            ----------------    ---------------
                                                                      11,722             10,360

Excess of Cost Over Fair Value of Assets Acquired, net                 2,966              3,020
Deferred Financing Costs, net                                             77                 85
Other Assets                                                             271                240
Deferred Tax Benefits, net                                                -                  -
                                                            ----------------    ---------------
                                                            $         56,128    $        53,810
                                                            ================    ===============


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current Liabilities:
   Current portion of long-term debt                        $          3,092    $         2,596
   Accounts payable                                                    5,745              5,876
   Accrued and other liabilities                                       3,868              3,600
                                                            ----------------    ---------------
     Total current liabilities                                        12,705             12,072

Long-Term Debt                                                        14,972             13,690
Stockholders' Equity:
   Common stock - par value $.01 per share;
    authorized 21,000,000 shares, 5,896,602 issued                        59                 59
   Additional paid-in capital                                            719                719
   Retained earnings                                                  27,674             27,271
   Less: Treasury stock, at cost (1,528,875 shares)                       (1)                (1)
                                                            ----------------    ---------------
     Total stockholders' equity                                       28,451             28,048
                                                            ----------------    ---------------
                                                            $         56,128    $        53,810
                                                            ================    ===============

See accompanying notes to Condensed Consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                  Six Months Ended
                                                                     December 31,
                                                           --------------------------------
                                                                1994               1993
                                                           -------------      -------------
                                                               (in thousands, except per
                                                                      share data)

Net Sales                                                  $      23,214      $      22,374
Cost of Sales                                                     17,619             16,651
                                                           -------------      -------------

     Gross profit                                                  5,595              5,723
Selling, General and Administrative Expenses                       4,445              4,408
                                                           -------------      -------------
     Operating income                                              1,150              1,315
                                                           -------------      -------------

Interest Expense, net                                                582                416
Other Expense, net                                                    82                 42
                                                           -------------      -------------
                                                                     664                458
                                                           -------------      -------------

     Income before provision for income taxes                        486                857
Provision for Income Taxes                                            83                  0
                                                           -------------      -------------

     Net income                                            $         403      $         857
                                                           =============      =============



Earnings Per Share                                         $        0.09      $        0.19
                                                           =============      =============



Weighted Average Number of Shares Outstanding                  4,426,501          4,402,463
                                                           =============      =============










See accompanying notes to Condensed Consolidated Financial Statements.

                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                    Three Months Ended
                                                                        December 31,
                                                           --------------------------------
                                                                1994               1993
                                                           -------------      -------------
                                                                (in thousands, except per
                                                                       share data)

Net Sales                                                  $      12,044      $      12,177
Cost of Sales                                                      9,143              9,178
                                                           -------------      -------------

     Gross profit                                                  2,901              2,999
Selling, General and Administrative Expenses                       2,285              2,197
                                                           -------------      -------------
     Operating income                                                616                802
                                                           -------------      -------------

Interest Expense, net                                                306                205
Other Expense, net                                                    60                 11
                                                           -------------      -------------
                                                                     366                216
                                                           -------------      -------------

     Income before income taxes                                      250                586
Provision for Income Taxes                                            53                  0
                                                           -------------      -------------

     Net income                                            $         197      $         586
                                                           =============      =============



Earnings Per Share                                         $        0.04      $        0.13
                                                           =============      =============



Weighted Average Number of Shares Outstanding                  4,428,805          4,402,463
                                                           =============      =============










See accompanying notes to Condensed Consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                    Six Months Ended
                                                                       December 31,
                                                           --------------------------------
                                                                1994               1993
                                                           -------------      -------------
                                                                    (in thousands)

Net Cash Provided by (Used in) Operating Activities        $        (952)     $       1,096

Cash Flows from Investing Activities:
   Purchases of property, plant and equipment                     (1,982)              (428)
                                                           -------------      -------------
     Net cash used in investing activities                        (1,982)              (428)
                                                           -------------      -------------

Cash Flows from Financing Activities:
   Proceeds from long-term debt borrowings                         2,668                  0
   Principal payments on long-term debt                             (961)              (550)
                                                           -------------      -------------
     Net cash provided by (used in) financing activities           1,707               (550)
                                                           -------------      -------------

Net Increase (Decrease) in Cash and Cash Equivalents              (1,227)               118

Cash and Cash Equivalents at Beginning of Period                   1,335                871
                                                           -------------      -------------

Cash and Cash Equivalents at End of Period                 $         108      $         989
                                                           =============      =============





Cash Paid During the Period for:


  Interest                                                 $         568      $         392
                                                           =============      =============

  Income taxes                                             $          60      $           0
                                                           =============      =============








See accompanying notes to Condensed Consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.)  Summary of significant accounting policies
     and other disclosures
     -------------------------------------------

     The information for the three and six months ended December 31, 1994 and 1993 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual operations of the Company.

     The Company has adopted all recently introduced accounting standards which have an impact on its condensed financial statements.


2.)  Inventories
     -----------


     Inventories consist of:                               December 31,         June 30,
                                                               1994               1994
                                                        ----------------    ---------------
                                                                     (Unaudited)
                                                                   (in thousands)

     Component parts                                    $         11,458    $        10,471
     Work-in-process                                               7,878              6,022
     Finished products                                             7,632              7,120
                                                        ----------------    ---------------
                                                        $         26,968    $        23,613
                                                        ================    ===============

3.)  Property, Plant and Equipment
     -----------------------------

     Property, Plant and Equipment consists of:           December 31,          June 30,
                                                              1994                1994
                                                        ----------------    ---------------
                                                                     (Unaudited)
                                                                   (in thousands)

     Land                                               $            904    $           904
     Building                                                      7,756              6,014
     Molds and dies                                                1,823              1,719
     Furniture and fixtures                                          942                925
     Machinery and equipment                                       7,346              7,229
     Leasehold improvements                                          395                393
                                                        ----------------    ---------------
                                                                  19,166             17,184
     Less: Accumulated depreciation and amortization               7,444              6,824
                                                        ----------------    ---------------
                                                        $         11,722    $        10,360
                                                        ================    ===============


                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

4.)  Income Taxes
     ------------

     Foreign income taxes are not provided on income generated by the Company's subsidiary in the Dominican Republic, as such income is presently exempt from local tax. The Company's domestic and foreign operations are both presently under review by the Internal Revenue Service ("IRS"). To date, no formal notice of deficiency has been issued by the IRS.

                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS




Results of Operations
- - - ---------------------

Sales for the first six months of fiscal 1995 increased approximately 3.8% to $23,214,000 from $22,374,000 for the same period in fiscal 1994. Sales for the three months ended December 31, 1994 remained relatively constant at $12,044,000 as compared to $12,177,000 for the same period in fiscal 1994.
The Company was able to achieve this sales level primarily as a result of continued customer demand of its new and existing products. The increase for the six months ended December 31, 1994 also occurred despite the continued sluggish U.S. economy.

The Company's gross profit margin decreased to 24.1% of sales for the first six months of fiscal 1995 as compared to 25.6% for the first six months of fiscal 1994. For the three months ended December 31, 1994 gross profit margin decreased to 24.1% from 24.6% for the same period a year ago. This decrease was primarily the result of an unfavorable product mix as well as certain production inefficiencies associated with the Company's move into its new manufacturing facility, currently in process, as discussed herein.

Selling, general and administrative expenses for the first six months of fiscal 1995 remained relatively flat at $4,445,000 as compared to $4,408,000 for the same period in fiscal 1994. For the three months ended December 31, 1994 selling, general and administrative expenses increased by 4% to $2,285,000 from $2,197,000 for the same period a year ago. This recent increase is due primarily to an increase in the Company's sales and marketing efforts as partially offset by the Company's reduction of its general and administrative expenses.

Net interest expense increased to $582,000 for the first six months of fiscal 1995 as compared to $416,000 for the same period in fiscal 1994. For the three months ended December 31, 1994 net interest expense increased to $306,000 from $205,000 for the same period in fiscal 1994. This increase is due primarily to the increase in average outstanding debt and effective interest rates for the three and six months ended December 31, 1994 as compared to the same periods in fiscal 1994.

The Company provided for income taxes of $83,000 for the first six months of fiscal 1995 as compared to no provision for the same period a year ago. For the three months ended December 31,1994 the provision for income taxes increased to $53,000 as compared to no provision for same period in fiscal 1994. This increase is primarily the result of taxable domestic income as partially offset by certain benefits available from non-taxable foreign source income.

Net income decreased by $454,000 to $403,000 or $.09 per share for the six months ended December 31, 1994 from $857,000 or $.19 per share for the same period a year ago. For the three months ended December 31, 1994 net income decreased by $389,000 to $197,000 from $586,000 for the same period in fiscal 1994. This decrease is due primarily to the items discussed above.

                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS  (continued)




Liquidity and Capital Resources
- - - -------------------------------

During the six months ended December 31, 1994 working capital increased by $354,000 to $28,387,000 from $28,033,000 at June 30, 1994. This increase is due primarily to the increase in the Company's long-term debt which was used, in part, to fund the increased investment in inventory as discussed below.

At December 31, 1994 there were no material items adversely affecting the financial position of the Company.

Accounts receivable at December 31, 1994 decreased by $1,187,000 to $13,500,000 as compared to $14,687,000 at June 30, 1994. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1994 as compared to the quarter ended December 31, 1994.

Inventory at December 31, 1994 was $26,968,000, increasing by $3,355,000 from $23,613,000 at June 30, 1994. This increase is predominantly due to the Company's increased production in anticipation of the possible reduction in manufacturing output during the current relocation of its offshore facility.

On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as agent. In conjunction with this agreement, the banks have received as collateral all accounts receivable and inventory located in the United States. The revolving credit loan, which bears interest based on a number of options available to the Company, converts to a term loan on June 30, 1997 payable in sixteen (16) equal quarterly installments beginning on September 30, 1997. The agreement contains various covenants and restrictions on the Company. As of December 31, 1994, the Company was not in compliance with certain of these financial covenants for which they anticipate receiving appropriate waivers from the banks.

On July 28, 1994 the Company entered into a separate $2,000,000 line of credit with its primary bank to be used in connection with commercial and standby letters of credit.

On April 26, 1993, the Company's foreign subsidiary entered into a 99 year land lease of approximately four acres of land near its present facility in the Dominican Republic, at an annual cost of approximately $272,000. The foreign subsidiary is in the process of relocating to this site during final construction of a new facility pursuant to a separate contract dated May 6, 1993. The Company expects to incur approximately $600,000 in additional construction costs to complete this new facility during fiscal 1995.

As of December 31, 1994 the Company had no material committments for capital expenditures except for those discussed above.

                         PART II - OTHER INFORMATION
                         ---------------------------



Item 1.     Legal Proceedings
            -----------------

            There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject other than as follows:

            C&K Systems, Inc. ("C&K") has brought a patent infringement action against the Company, alleging that NAPCO infringes and induces others to infringe upon a patent on a C&K component used in comput-erized security systems. The Company is defending the action and has brought its own action and counterclaims involving the infrin-gement by C&K of NAPCO patents. NAPCO believes that it has a com-plete defense to such action against the Company and that the prob-ability of an unfavorable outcome is remote. Such action against the Company relates to certain products representing less than seven (7%) percent and two (2%) percent of sales for the years ended June 30, 1994 and 1993, respectively.


Item 2.     Changes in Securities
            ---------------------

                None


Item 3.     Defaults Upon Senior Securities
            -------------------------------

                None


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            (a) An annual meeting of the stockholders of the Company (the
                "Annual Meeting") was held on November 23, 1994.

            (b) The names of the directors elected at the Annual Meeting are:
                Richard Soloway, Kenneth Rosenberg, Randy B. Blaustein and Ben Z. Kedem.

            (c) A stockholder proposal to expand the Board of Directors from four (4) directors to six (6) directors, three (3) of which would be independent, was not passed.


Item 5.     Other Information
            -----------------

                None

                   ---------------------------------------




Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

                (a)  Exhibits

                     (11) Computation of Earnings Per Share

                (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended December 31, 1994.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 10, 1995


                         NAPCO SECURITY SYSTEMS, INC.
                                   (Registrant)


     By:/s/  RICHARD SOLOWAY                 By:/s/  KENNETH ROSENBERG
        --------------------------------        --------------------------------
        Richard Soloway                         Kenneth Rosenberg
        Chairman of the Board of                President and Treasurer
        Directors and Secretary                 (Co-Principal Executive Officer)
        (Co-Principal Executive Officer)



                              By:/s/  KEVIN S. BUCHEL
                                 ---------------------------
                                 Kevin S. Buchel
                                 Senior Vice President of
                                  Operations and Finance
                                 (Principal Financial and
                                  Accounting Officer)

                              INDEX TO EXHIBITS
                              -----------------



Exhibits                                                         PAGE
- - - --------                                                        ------

11  Computation of Earnings Per Share                            E-1

27  Financial Data Schedule