Form 10-Q
period 1995-03-31
NAPCO SECURITY SYSTEMS INC
filed 1995-05-18
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- - ---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- - ---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______



Commission File Number                 0-10004
                       ---------------------------------------------------------

                            NAPCO SECURITY SYSTEMS, INC.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                     11-2277818
- - -------------------------------              -----------------------------
(State or other jurisdiction of               (IRS Employer Identification
 incorporation or organization)                          Number)


      333 BAYVIEW AVENUE
     AMITYVILLE, NEW YORK                                11701
- - -------------------------------              -----------------------------
    (Address of principle                             (Zip Code)
      executive offices)

                                   (516) 842-9400
- - --------------------------------------------------------------------------------
              (Registrant's telephone number including area code)


                                     NONE
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X              No
                           -------              -------

   Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995:

 COMMON STOCK, $.01 PAR VALUE
          PER SHARE                                    4,367,727
- - -------------------------------             -------------------------------
           (Class)                          (number of shares outstanding)

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                 MARCH 31, 1995




                                                                                 PAGE
                                                                                ------
PART I - FINANCIAL INFORMATION (unaudited)


     Condensed Consolidated Balance Sheets,
     March 31, 1995 and June 30, 1994                                               3

     Condensed Consolidated Statements of
     Income for the Nine Months Ended
     March 31, 1995 and 1994                                                        4

     Condensed Consolidated Statements of
     Income for the Three Months Ended
     March 31, 1995 and 1994                                                        5

     Condensed Consolidated Statements of
     Cash Flows for the Nine Months Ended
     March 31, 1995 and 1994                                                        6

     Notes to Condensed Consolidated
     Financial Statements                                                           7

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                                     9



PART II - OTHER INFORMATION                                                        11


SIGNATURE PAGE                                                                     13


INDEX TO EXHIBITS                                                                  14

     Computation of Earnings Per Share                                            E-1


                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)



                                                                 March 31,          June 30,
                        ASSETS                                     1995               1994
                        ------                             -----------------     ---------------
Current Assets:                                                        (in thousands)
   Cash and cash equivalents                               $             120     $         1,335
   Accounts receivable, less allowance for doubtful
    accounts (Note 2): March 31, 1995      $826,000
                       June 30, 1994       $454,000                   11,912              14,687
   Inventories, net (Note 3)                                          27,348              23,613
   Prepaid expenses and other current assets                             314                 470
                                                           -----------------    ----------------
     Total current assets                                             39,694              40,105
                                                           -----------------    ----------------
Property, Plant and Equipment                                         20,221              17,184
Less: Accumulated Depreciation and Amortization (Note 4)               7,710               6,824
                                                           -----------------    ----------------
                                                                      12,511              10,360

Excess of Cost Over Fair Value of Assets Acquired, net                 2,940               3,020
Deferred Financing Costs, net                                             74                  85
Other Assets                                                             271                 240
Deferred Tax Benefits, net                                           -                   -
                                                           -----------------    ----------------
                                                           $          55,490    $         53,810
                                                           =================    ================


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current Liabilities:
   Current portion of long-term debt                       $           2,612    $          2,596
   Accounts payable                                                    5,812               5,876
   Accrued and other liabilities                                       3,335               3,600
                                                           -----------------    ----------------
     Total current liabilities                                        11,759              12,072

Long-Term Debt                                                        15,575              13,690
Stockholders' Equity:
   Common stock - par value $.01 per share;
    authorized 21,000,000 shares, 5,896,602 issued                        59                  59
   Additional paid-in capital                                            719                 719
   Retained earnings                                                  27,379              27,271
   Less: Treasury stock, at cost (1,528,875 shares)                       (1)                 (1)
                                                           -----------------    ----------------
     Total stockholders' equity                                       28,156              28,048
                                                           -----------------    ----------------
                                                           $          55,490    $         53,810
                                                           =================    ================


See accompanying notes to Condensed Consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                                   Nine Months Ended
                                                                        March 31,
                                                           ---------------     --------------
                                                                 1995               1994
                                                           ---------------     --------------
                                                                (in thousands, except per
                                                                      share data)
Net Sales                                                     $     34,375        $    33,270
Cost of Sales                                                       26,066             24,754
                                                              ------------        -----------

     Gross profit                                                    8,309              8,516
Selling, General and Administrative Expenses                         6,648              6,753
Unusual Bad Debt Expense (Note 2)                                      480                 --
                                                              ------------        -----------
     Operating income                                                1,181              1,763
                                                              ------------        -----------

Interest Expense, net                                                  947                753
Other Expense, net                                                      93                 29
                                                              ------------        -----------
                                                                     1,040                782
                                                              ------------        -----------

     Income before provision for income taxes                          141                981
Provision for Income Taxes (Note 5)                                     33                 --
                                                              ------------        -----------
     Net income                                               $        108        $       981
                                                              ============        ===========

Earnings Per Share                                            $       0.02         $     0.22
                                                              ============         ==========

Weighted Average Number of Shares Outstanding                    4,427,478          4,402,277
                                                              ============         ==========





See accompanying notes to Condensed Consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                                  Three Months Ended
                                                                        March 31,
                                                           ---------------     --------------
                                                                1995                1994
                                                           ---------------     --------------
                                                                 (in thousands, except per
                                                                        share data)
Net Sales                                                      $    11,161         $   10,896
Cost of Sales                                                        8,447              8,103
                                                               -----------         ----------

     Gross profit                                                    2,714              2,793
Selling, General and Administrative Expenses                         2,203              2,345
Unusual Bad Debt Expense (Note 2)                                      480                 --
                                                               -----------         ----------
     Operating income                                                   31                448
                                                               -----------         ----------

Interest Expense, net                                                  365                337
Other Expense (Income), net                                             11                (13)
                                                               -----------         ----------
                                                                       376                324
                                                               -----------         ----------

     Income (loss) before income taxes                                (345)               124
Recovery of Income Taxes (Note 5)                                       50                 --
                                                               -----------         ----------

     Net income (loss)                                         $      (295)        $      124
                                                               ===========         ==========

Earnings (loss) Per Share                                      $     (0.07)        $     0.03
                                                               ===========         ==========

Weighted Average Number of Shares Outstanding                    4,424,190          4,396,502
                                                               ===========         ==========





See accompanying notes to Condensed Consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                   Nine Months Ended
                                                                        March 31,
                                                           ---------------     --------------
                                                                1995                1994
                                                           ---------------     --------------
                                                                    (in thousands)
Net Cash Provided by (Used in) Operating Activities                    (80)       $    1,767

Cash Flows from Investing Activities:
   Purchases of property, plant and equipment                       (3,036)            (1,025)
                                                               -----------         ----------
     Net cash used in investing activities                          (3,036)            (1,025)
                                                               -----------         ----------

Cash Flows from Financing Activities:
   Proceeds from long-term debt borrowings                           3,567              5,615
   Principal payments on long-term debt                             (1,666)            (6,622)
   Proceeds from issuance of common stock                               --                  2
                                                               -----------         ----------
     Net cash provided by (used in) financing activities             1,901             (1,005)
                                                               -----------         ----------

Net Increase (Decrease) in Cash and Cash Equivalents                (1,215)              (263)

Cash and Cash Equivalents at Beginning of Period                     1,335                871
                                                               -----------         ----------

Cash and Cash Equivalents at End of Period                     $       120        $       608
                                                               ===========        ===========





Cash Paid During the Period for:


  Interest                                                 $         1,005     $          671
                                                           ===============     ==============

  Income taxes                                             $           188     $           --
                                                           ===============     ==============





See accompanying notes to Condensed Consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





1.)  Summary of significant accounting policies
     and other disclosures
     ---------------------

     The information for the three and nine months ended March 31, 1995 and 1994 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

     The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.




2.)  Unusual Bad Debt Expense
     ------------------------

     In May 1995, the Company became aware of an unexpected Chapter 7 bankruptcy filing of one of its customers. The Company has therefore reflected an unusually large bad debt expense of $480,000 in its condensed consolidated statements of income for the three and nine months ended March 31, 1995. This expense is net of anticipated future cash collections relating to this customer.




3.)  Inventories
     -----------

     Inventories consist of:                                 March 31,           June 30,
                                                               1995                1994
                                                        ------------------   ----------------
                                                                     (Unaudited)
                                                                    (in thousands)
     Component parts                                    $           11,627   $         10,471
     Work-in-process                                                 7,975              6,022
     Finished products                                               7,747              7,120
                                                        ------------------   ----------------
                                                        $           27,348   $         23,613
                                                        ==================   ================


                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (continued)





4.)  Property, Plant and Equipment
     -----------------------------

     Property, Plant and Equipment consists of:              March 31,           June 30,
                                                               1995                1994
                                                        ------------------   ----------------
                                                                     (Unaudited)
                                                                   (in thousands)
     Land                                               $              904   $            904
     Building                                                        8,627              6,014
     Molds and dies                                                  1,902              1,719
     Furniture and fixtures                                            950                925
     Machinery and equipment                                         7,433              7,229
     Leasehold improvements                                            405                393
                                                        ------------------   ----------------
                                                                    20,221             17,184
     Less: Accumulated depreciation and amortization                 7,710              6,824
                                                        ------------------   ----------------
                                                        $           12,511   $         10,360
                                                        ==================   ================




5.)  Income Taxes
     ------------

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

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



Results of Operations
- - ---------------------

Sales for the first nine months of fiscal 1995 increased approximately 3.3% to $34,375,000 from $33,270,000 for the same period in fiscal 1994. Sales for the three months ended March 31, 1995 increased approximately 2.4% to $11,161,000
as compared to $10,896,000 for the same period in fiscal 1994.   The Company
was able to achieve these sales levels primarily as a result of continued customer demand of its new and existing products. This increase was also achieved despite the continued pressure and competition within the Company's industry.

The Company's gross profit margin decreased to 24.2% of sales for the first nine months of fiscal 1995 as compared to 25.6% for the first nine months of fiscal 1994. For the three months ended March 31, 1995 gross profit margin decreased to 24.3% from 25.6% for the same period a year ago. This decrease was primarily the result of an unfavorable product mix as well as certain production inefficiencies associated with the Company's move into its new manufacturing facility, which was operational as of May 1995.

Selling, general and administrative expenses for the first nine months of fiscal 1995 remained relatively constant at $6,648,000 as compared to $6,753,000 for the same period in fiscal 1994. For the three months ended March 31, 1995 selling, general and administrative expenses decreased by 6.1% to $2,203,000 from $2,345,000 for the same period a year ago. This decrease is due primarily to the Company's concentrated efforts to increase efficiency and thus reduce the costs asociated with its selling, general and administrative overhead.

In addition to the general reserve for bad debts accounted for in Selling, General and Administrative expenses, the Company recorded an unusual bad debt expense of $480,000 as a result of an unexpected Chapter 7 bankruptcy filing of one of its customers.

Net interest expense increased to $947,000 for the first nine months of fiscal 1995 as compared to $753,000 for the same period in fiscal 1994. For the three months ended March 31, 1995 net interest expense increased to $365,000 from $337,000 for the same period in fiscal 1994. This increase is due primarily to the increase in average outstanding debt and effective interest rates for the three and nine months ended March 31, 1995 as compared to the same periods in fiscal 1994.

The Company provided for income taxes of $33,000 and a recovery of $50,000 for the nine and three months ended March 31, 1995 respectively. This compares to no provision for the same periods in fiscal 1994. The provision for the nine months is primarily the result of taxable domestic income as partially offset by certain benefits available from non-taxable foreign source income. The recovery provided for reflects the effect of tax benefits resulting from the loss in the three months ended March 31, 1995.

Net income decreased by $873,000 to $108,000 or $.02 per share for the nine months ended March 31, 1995 from $981,000 or $.22 per share for the same period a year ago. For the three months ended March 31, 1995 net income decreased by $419,000 to a loss of $295,000 or $.07 per share from net income of $124,000 or $.03 per share for the same period in fiscal 1994. This decrease is due primarily to the items discussed above.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                     AND RESULTS OF OPERATIONS  (continued)




Liquidity and Capital Resources
- - -------------------------------

During the nine months ended March 31, 1995 the Company utilized a major portion of its cash generated from operations and existing cash reserves to help fund the construction and start-up of its new manufacturing facility in the Dominican Republic. These costs were also funded by borrowings from the Company's primary banks. This investment in capital assets resulted in a decrease in the Company's cash balances to $120,000 as of March 31, 1995 from $1,335,000 as of June 30, 1994.

Accounts receivable at March 31, 1995 decreased by $2,775,000 to $11,912,000 as compared to $14,687,000 at June 30, 1994. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1994 as compared to the quarter ended March 31, 1995 as well as the additional reserve previously discussed.

Inventory at March 31, 1995 was $27,348,000, increasing by $3,735,000 from $23,613,000 at June 30, 1994. This increase is predominantly due to the Company's increased production in anticipation of the possible reduction in manufacturing output during the current relocation of its offshore facility.

On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as agent. In conjunction with this agreement, the banks have received as collateral all accounts receivable and inventory located in the United States. The revolving credit loan, which bears interest based on a number of options available to the Company, converts to a term loan on June 30, 1997 payable in sixteen (16) equal quarterly installments beginning on September 30, 1997. The agreement contains various covenants and restrictions on the Company. As of March 31, 1995 the Company was not in compliance with certain of these financial covenants for which they anticipate receiving the appropriate waivers from the banks. On March 31, 1995 the Company entered into an agreement with its banks to increase this facility to $13,000,000 through April 1, 1996 at which time it will revert to the original limit of $11,000,000.

On July 28, 1994 the Company entered into a separate $2,000,000 line of credit with its primary bank to be used in connection with commercial and standby letters of credit.

On April 26, 1993, the Company's foreign subsidiary entered into a 99 year land lease of approximately four acres of land near its present facility in the Dominican Republic, at an annual cost of approximately $272,000. The foreign subsidiary is in the process of relocating to this site during final construction of a new facility pursuant to a separate contract dated May 6, 1993. The Company expects to incur approximately $115,000 in additional construction costs subsequent to March 31, 1995, to complete this new facility during fiscal 1995.

As of March 31, 1995 the Company had no material committments for capital expenditures except for those discussed above.

                          PART II - OTHER INFORMATION



     Item 1.     Legal Proceedings
                 -----------------

                 There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject other than as follows:

                 C&K Systems, Inc. ("C&K") brought a patent infringement action against the Company, alleging that NAPCO infringes and induces others to infringe upon a patent on a C&K component used in computerized security systems. The Company brought its own action and counterclaims involving the infringement by C&K of NAPCO patents. Pursuant to a judicial conference, the parties have reached a settlement agreement in principal that would permit each company to continue manufacturing and marketing its existing product lines, subject to execution of a written agreement between the parties and formal approval by the court. In the Company's opinion, the proposed settlement will not have a material adverse effect on its financial condition.

                 In May of 1995 the Company was advised of an unexpected Chapter 7 bankruptcy filing of one of its customers. As a result, the Company has recorded an unusual bad debt expense of $480,000 (see Note 2 of the Condensed Consolidated Financial Statements).


     Item 2.     Changes in Securities
                 ---------------------

                     None


     Item 3.     Defaults Upon Senior Securities
                 -------------------------------

                     None


     Item 4.     Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

                     None


     Item 5.     Other Information
                 -----------------
                     None


     Item 5.     Other Information
                 -----------------

                     None

     Item 6.     Exhibits and Reports on Form 8-K
                 --------------------------------

                     (a)  Exhibits

                          (11) Computation of Earnings Per Share

                     (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 18, 1995


                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)


By:/s/  RICHARD SOLOWAY                      By:/s/  KENNETH ROSENBERG
   -------------------------                    -------------------------
   Richard Soloway                              Kenneth Rosenberg
   Chairman of the Board of                     President and Treasurer
   Directors and Secretary                      (Co-Principal Executive Officer)
   (Co-Principal Executive Officer)



                              By:/s/  KEVIN S. BUCHEL
                                 --------------------
                                 Kevin S. Buchel
                                 Senior Vice President of
                                 Operations and Finance
                                 (Principal Financial and
                                 Accounting Officer)

                               INDEX TO EXHIBITS



     Exhibits                                                              PAGE
     --------                                                              ----
     11  Computation of Earnings Per Share                                  E-1

     27  Exhibit Index
