Form 10-K
period 1995-06-30
NAPCO SECURITY SYSTEMS INC
filed 1995-10-13
CIK 69633

                                   FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   /X/           Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 [Fee Required]
                    For the fiscal year ended June 30, 1995
                                       or
   / /         Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [No Fee Required] For the Transition period from ___________ to ___________

                        COMMISSION FILE NUMBER: 0-10004

                          NAPCO SECURITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                      11-2277818
 (State or other jurisdiction of                (I.R.S. Employer I.D. Number)
  incorporation or organization)

                 333 Bayview Avenue, Amityville, New York 11701
              (Address of principal executive offices)  (Zip Code)

              Registrant's telephone number, including area code:
                                 (516) 842-9400

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

         As of September 26, 1995, 4,367,727 shares of Common Stock were outstanding, and the aggregate market value of the stock (based upon the last sale price of the stock on such date) held by non-affiliates was approximately $10,919,317.

         Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement in connection with its 1995 Annual Meeting of Stockholders are incorporated by reference in Part III.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                                     PART I

ITEM 1.  BUSINESS.

         NAPCO Security Systems, Inc. ("NAPCO") was incorporated in December 1971 in the State of Delaware for the purpose of acquiring National Alarm Products Co., Inc., a New Jersey corporation founded in 1969 ("National"). In December 1971, NAPCO issued an aggregate of 300,000 shares of its common stock, par value $.01 per share ("Common Stock"), to the stockholders of National in exchange for all of the issued and outstanding capital stock of National, after which National was merged into NAPCO.

         NAPCO and its subsidiaries (collectively, the "Company") are engaged in the development, manufacture, distribution and sale of security alarm products and door security devices (the "Products") for commercial and residential installations.

Products

         Alarm Systems. Alarm systems usually consist of various detectors, a control panel, a digital keypad and signaling equipment. When a break-in occurs, an intrusion detector senses the intrusion and activates a control panel via hard-wired or wireless transmission that sets off the signaling equipment and, in most cases, causes a bell or siren to sound. Communication equipment such as a digital communicator may be used to transmit the alarm signal to a central station or another person selected by a customer.

         The Company manufactures and markets the following products for alarm systems:

         Automatic Communicators. When a control panel is activated by a signal from an intrusion detector, it activates a communicator that can automatically dial one or more predesignated telephone numbers. If programmed to do so, a digital communicator dials the telephone number of a central monitoring station and communicates in computer language to a digital communicator receiver, which prints out an alarm message.

         Control Panels. A control panel is the "brain" of an alarm system. When activated by any one of the various types of intrusion detectors, it can activate an audible alarm and/or various types of communication devices. For marketing purposes, the Company refers to its control panels by the trade name, generally "Magnum Alert(TM)" followed by a numerical designation.

         Combination Control Panels/Digital Communicators and Digitkey Systems. A combination control panel, digital communicator and a digital keypad (a plate with push button numbers as on a telephone, which eliminates the need for mechanical keys) has continued to grow rapidly in terms of dealer and consumer preference. Benefits of the combination format include the cost efficiency resulting from a single micro-computer function, as well as the reliability and ease of installation gained from the simplicity and sophistication of micro-computer technology.

         Door Security Devices. The Company manufactures a variety of exit alarm locks ranging from simple dead bolt locks to door alarms.

         Fire Alarm Control Panel. Multi-zone fire alarm control panels which accommodate an optional digital communicator for reporting to a central station are also manufactured by the Company.

         Area Detectors. The Company's area detectors are both passive infra-red heat detectors and combination microwave/ passive infra-red detectors that are linked to alarm control panels. Passive infra-red heat detectors respond to the change in heat patterns caused by an intruder moving within a protected area. Combination units respond to both changes in heat patterns and changes in microwave patterns occurring at the same time.

Peripheral Equipment

         The Company also markets peripheral and related equipment manufactured by other companies. Revenues from peripheral equipment have not been significant.

Research and Development

         The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 1995, 1994 and 1993, the Company expended approximately $3,252,000, $2,883,000, and $2,680,000, respectively, on Company-sponsored research and development activities conducted by its engineering department and outside consultants. Substantially all of the Company's research and development activities during fiscal 1995, 1994 and 1993 were conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

         As of June 30, 1995, the Company had approximately 1,100 full-time employees.

Marketing and Major Customers

         The Company's staff of approximately 35 sales and marketing support employees located at the Company's headquarters sells and markets the Products directly to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 95% of the Company's total sales for the fiscal year ended June 30, 1995. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities.
Some of the Company's products are marketed under the "private label" of certain customers.

         Sales to A.D.T., Ademco Distribution (A.D.I.), and King Alarm, each unaffiliated with the Company, together accounted for approximately 39% and 37% of the Company's total sales for the fiscal years ended June 30, 1995 and 1994 (see footnote 10 to Notes to Consolidated Financial Statements as to percentage breakdown). The loss of any of these customers could have a material adverse effect on the Company's business.

Competition

         The security alarm products industry is highly competitive. The Company's primary competitors are comprised of approximately 30 other companies that manufacture and market security equipment to distributors, dealers, central stations and original equipment manufacturers. The Company believes that no one of these competitors is dominant in the industry. Certain of these companies may have substantially greater financial and other resources than the Company.

         The Company competes primarily on the basis of the features, quality, reliability and price of, and the incorporation of the latest innovative and technological advances into, its Products. The Company also competes by offering technical support services to its customers. In addition, the Company competes on the basis of its expertise, its proven products, reputation and its ability to provide Products to customers without delay. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company's business. Relatively low-priced "do-it-yourself" alarm system products have become available in past years and are available to the public at retail stores. The Company believes that these products compete with the Company only to a limited extent because they appeal primarily to the "do-it-yourself" segment of the market. Purchasers of such systems do not receive professional consultation, installation, service or the sophistication that the Company's Products provide.

Raw Materials and Backlog

         The Company prepares specifications for component parts used in the Products and purchases the components from outside sources or fabricates the component part itself. These components, if standard, are generally readily available; if specially designed for the Company, there is usually more than one alternative source of supply available to the Company on a competitive basis. The Company generally maintains inventories of all critical components. The Company for the most part is not dependent on any one source for its raw materials.

         In general, orders for the Products are processed by the Company from inventory. A backlog of approximately $5,152,000 existed as of June 30, 1995, partially due to several large orders received during the fourth quarter. This compared to a backlog of approximately $5,764,000 a year ago. This decrease was due to the Company's effort to fill orders more quickly.

Government Regulation

         The Company's telephone dialers, microwave transmitting devices utilized in its motion detectors and any new communication equipment that may be introduced from time to time by the Company must comply with standards promulgated by the Federal Communications Commission ("FCC") in the United States and similar agencies in other countries where the Company offers such products, specifying permitted frequency bands of operation, permitted power output and periods of operation, as well as compatibility with telephone lines. Each new Product of the Company that is subject to such regulation must be tested for compliance with FCC standards or the standards of such similar governmental agencies. Test reports are submitted to the FCC or such similar agencies for approval.

Patents

         The Company has been granted several patents and trademarks relating to the Products. While the Company obtains patents and trademarks as it deems appropriate, the Company does not believe that its current or future success is dependent on its patents.

Foreign Sales

         The revenues, operating income and identifiable assets attributable to the foreign and domestic operations of the Company for its last three fiscal years, and the amount of export sales in the aggregate, are summarized in the following tabulation.

                   Financial Information Relating to Foreign
                  and Domestic Operations and Export Sales(1)


                                1995          1994         1993
                                ----          ----         ----
                                         (in thousands)
Sales to unaffiliated
 customers:
         United States         $48,078       $46,873      $46,560
         Foreign                     0             0            0

Operating income:
         United States         $ 2,331       $ 2,216      $ 3,097
         Foreign                     0             0            0

Sales or transfers between
 geographic areas:             $36,023       $36,507      $37,936

Identifiable assets:
         United States         $36,031       $31,297      $31,899
         Foreign                19,708        22,513       19,334

Export sales:
         United States(2)      $ 8,865       $ 7,795      $ 6,013


ITEM 2.  PROPERTIES.

         The Company has executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. The Company constructed this facility with the proceeds from an industrial revenue bond financing in 1985.

         The Company's foreign subsidiary, NSS Caribe, S.A., is located in the Dominican Republic where it owns a building of approximately 167,000 square feet of production and warehousing space. That subsidiary also leases the land associated with this building under a 99 year lease expiring in the year 2092. The foreign subsidiary also leases one building of approximately


-------------------------
         (1) Certain prior year amounts have been reclassified to conform to current year presentation.

         (2) Export sales from the United States in fiscal year 1995 included sales of approximately $5,038,000 and $1,523,000 to Europe and North America, respectively. Export sales from the United States in fiscal year 1994 included sales of approximately $3,089,000 and $2,040,000 to Europe and North America, respectively.

16,000 square feet, which it plans to terminate in fiscal year 1996. As of June 30, 1995, most of the Company's sales related to labor on assemblies, goods and subassemblies at these sites, utilizing U.S. quality control standards.

         Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject, other than as follows:

         C&K Systems, Inc. ("C&K") brought a patent infringement action against the Company, alleging that NAPCO infringes and induces others to infringe upon a patent on a C&K component used in computerized security systems. The Company brought its own action and counterclaims involving the infringement by C&K of NAPCO patents. The parties reached a settlement agreement that permits each company to continue manufacturing and marketing its existing product lines. In the Company's opinion, the settlement does not have a material adverse effect on its financial condition and results of operations.

         In May of 1995 the Company was advised of an unexpected Chapter 7 bankruptcy filing of one of its customers. As a result of anticipated cash recoveries, management is confident that the Company's allowance for doubtful accounts at June 30, 1995 is sufficient and that this bankruptcy filing will not have a material adverse effect on the Company.

         In August 1995, the Internal Revenue Service informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1987 through 1992. The Internal Revenue Service has issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million, excluding interest charges. The primary adjustments presented by the Internal Revenue Service relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at June 30, 1995 to address the ultimate resolution of this matter, so that it will not have a material impact on the Company's consolidated financial statements. (See Note 4 to Consolidated Financial Statements.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED SECURITY HOLDER MATTERS.

Principal Market

         NAPCO's Common Stock became publicly traded in the over-the-counter ("OTC") market in 1972. In December 1981, the Common Stock was approved for reporting by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "NSSC", and in November 1984 the Common Stock was designated by NASDAQ as a National Market System Security, which has facilitated the development of an established public trading market for the Common Stock. The tables set forth below reflect the range of high and low sales of the Common Stock in each quarter of the past two fiscal years as reported by the NASDAQ National Market System.

                                         Quarter Ended
                    --------------------------------------------------------
                                          Fiscal 1995
                    --------------------------------------------------------
                    Sept. 30         Dec. 31        March 31         June 30
                    --------         -------        --------         -------
Common Stock

         High         $4.00           $4.00          $2.95            $3.13

         Low          $3.00           $2.63          $2.25            $2.13


                                         Quarter Ended
                    --------------------------------------------------------
                                          Fiscal 1994
                    --------------------------------------------------------
                    Sept. 30         Dec. 31        March 31         June 30
                    --------         -------        --------         -------
Common Stock

         High         $6.88           $6.88          $5.00            $4.75

         Low          $4.75           $4.00          $4.25            $3.13

Approximate Number of Security Holders

         The number of holders of record of NAPCO's Common Stock as of September 26, 1995 was 305 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

         NAPCO has declared no cash dividends during the past three years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                       Years Ended June 30
                        ----------------------------------------------------
                         1995       1994       1993        1992        1991
                         ----       ----       ----        ----        ----
                              (in thousands, except for per share data)
Operations

Revenue                 $48,078    $46,873    $46,560     $38,816     $36,193
Gross Profit             11,325     11,068     11,925       9,623       8,839
Provision for
 (recovery of)
 Income Taxes               532         37        (32)       (796)      (410)
Net Income                  512      1,254      2,317       1,406         511
Net Income per Share        .12        .29        .53         .32         .12
Cash Dividends per
 Share(3)                     0          0          0           0          0


                                          As of June 30
                        ----------------------------------------------------
                         1995       1994       1993        1992        1991
                         ----       ----       ----        ----        ----
                              (in thousands, except for per share data)
Financial Condition

Total Assets            $55,739    $53,810    $51,233     $45,475     $40,720
Long-term Debt           15,923     13,690      6,567       7,950       2,480
Working Capital          28,660     28,033     19,936      19,038      12,472
Stockholders' Equity     28,560     28,048     26,793      24,474      23,068
Stockholders' Equity
 per Outstanding
 Share                     6.54       6.42       6.14        5.60        5.28


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         The Company's cash on hand combined with proceeds from operating and financing activities during fiscal 1995 were adequate to meet the Company's capital expenditure needs. The primary source of financing related to borrowings under a $2,000,000 short-term line of credit and a $11,000,000 secured revolving credit and term loan facility with two banks. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. The Company's primary



-------------------------
         (3) The Company has never declared or paid a cash dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business.

internal source of liquidity is the cash flow generated from operations. As of June 30, 1995, the Company's unused sources of funds consisted principally of $368,000 in cash and approximately $1,500,000 (after direct borrowings) which represent the unused portion of its secured short-term borrowing facility.

         On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as agent. The revolving credit loan, which bears interest based upon a number of options available to the Company and does not require principal payments until conversion, converts to a term loan on June 30, 1997 payable in sixteen (16) equal quarterly installments beginning on September 30, 1997. In addition, on July 28, 1994, the Company entered into a separate $2,000,000 line of credit with its primary bank to be used in connection with commercial letters of credit and standby letters of credit. As of June 30, 1995 approximately $589,000 represented the unused portion of this credit line.

         In addition, a subsidiary of the Company maintains a $4,500,000 line of credit with another bank, $4,050,000 of which was outstanding as of June 30, 1995 (see Note 6 to the Consolidated Financial Statements).

     The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                            1995                 1994                    1993
                            ----                 ----                    ----
Current Ratio             3.5 to 1             3.3 to 1                2.1 to 1

Sales to Receivables      3.5 to 1             3.2 to 1                3.9 to 1

Total Debt to Equity        1 to 1              .9 to 1                 .9 to 1

         In fiscal 1988, the Company completed construction of a new manufacturing and administrative facility financed by a $3.9 million industrial revenue bond issue bearing interest at a variable rate determined weekly by the underwriting bank based upon market conditions. During fiscal 1995, the average interest rate was approximately 3.7% per annum. The bonds have a maturity date of April 1, 2000, subject to quarterly sinking fund payments.

         On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land near its former facility in the Dominican Republic, at an annual cost of approximately $272,000. The foreign subsidiary has recently relocated to this site after construction of a new facility pursuant to a separate contract dated May 6, 1993.

         As of June 30, 1995, the Company had no material commitments for purchases or capital expenditures.

         Working Capital. Working capital increased by $627,000 to $28,660,000 at June 30, 1995 from $28,033,000 at June 30, 1994. This was primarily due to a decrease in accounts payable resulting from improved cash flow.

         Accounts Receivable. Accounts receivable decreased by $1,040,000 to $13,647,000 at June 30, 1995 from $14,687,000 at June 30, 1994. This decrease is primarily the result of customers receiving payment terms that are more favorable to the Company, as well as an increase in the Company's allowance for doubtful accounts.

         Inventory. Inventory increased by $565,000 to $24,178,000 at June 30, 1995 as compared to $23,613,000 at June 30, 1994. This increase is due primarily to the effect of the Company's building up of inventory levels in conjunction with the move to its new production facility. With the move virtually complete by May, 1995, the Company started to reduce inventory during the fourth quarter of Fiscal 1995.

         Accounts Payable. Accounts payable decreased by $1,875,000 to $4,001,000 at June 30, 1995 from $5,876,000 at June 30, 1994. This decrease is primarily the result of improved cash flow from accounts receivable collections, as well as increased efforts to reduce its on-hand raw materials inventory requirements.

Results of Operations

Fiscal 1995 Compared to Fiscal 1994

         Revenue. Revenue in fiscal 1995 increased $1,205,000, or approximately 2.6%, to $48,078,000 from $46,873,000 in fiscal 1994. This increase is primarily the result of increased export sales. In addition, the Company was able to achieve this increase despite the Chapter 7 bankruptcy filing of one of its major customers.

         Gross Profits. The Company's gross profits increased $257,000 to $11,325,000 or 23.6% of the sales in fiscal 1995 from $11,068,000 or 23.6% of sales in fiscal 1994. The increase in gross profit is primarily due to the higher sales as previously discussed.

         Expenses. Selling, general and administrative expenses in fiscal 1995 increased 1.6% or $142,000 to $8,994,000 or 18.7% of sales from $8,852,000 or
18.9% of sales in fiscal 1994. This increase is the result of additional legal fees associated with the litigation and settlement between the Company and C&K and additional bad debt expense related to the bankruptcy of one of the Company's major customers. Offsetting these additional expenses were decreases resulting from general cost control procedures established by management.

         Other Expenses. Other expenses in fiscal 1995 increased 39.2% to $1,287,000 from $925,000 in fiscal 1994. This increase is principally the result of increased interest expense due to increased borrowings attributable to the construction of the Company's manufacturing facility in the Dominican Republic, as well as higher interest rates.

         Income Taxes. Provision for income taxes increased $495,000 to $532,000 or approximately 51% of income before provision for income taxes during fiscal 1995. This compared to a provision of $37,000 or 3% of income before provision for income taxes during fiscal 1994. This increase is primarily attributable to the accrual of taxes on previously deferred DISC earnings.
(See Item 3 and Note 4 to the Consolidated Financial Statements).

Fiscal 1994 Compared to Fiscal 1993

         Revenue. Revenue in fiscal 1994 increased slightly to $46,873,000 from $46,560,000 in fiscal 1993. The Company was able to maintain this level of sales despite continued general price erosion in the marketplace.

         Gross Profit. The Company's gross profit decreased $857,000 to $11,068,000 or 23.6% of sales in fiscal 1994 from $11,925,000 or 25.6% of sales in fiscal 1993. The change in gross profit is primarily the result of a change in product mix, resulting in part from an industry trend toward lower-priced, higher value-per-dollar products.

         Expenses. Selling, general and administrative expenses in fiscal 1994 also remained relatively flat, increasing by $24,000 to $8,852,000 from $8,828,000 in fiscal 1993.

         Other Expenses. Other expenses in fiscal 1994 increased by $113,000 to $925,000 as compared to $812,000 in fiscal 1993. This increase is principally the result of increased interest expense, which relates to increased borrowings attributable to capital expenditures.

         Income Taxes. The Company had a provision for income taxes of $37,000 in fiscal 1994 as compared to a recovery of income taxes of $32,000 in fiscal 1993. The Company's effective income tax rate as a percentage of income before taxes was approximately 2.9% as compared to a recovery of 1.4% in fiscal 1993. The low income tax rate in fiscal 1994 as well as the recovery rate in fiscal 1993 were both principally attributable to the benefit of non-taxable foreign source income and utilization of net operating loss carryforwards. During fiscal 1994 the Company implemented Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting For Income Taxes (see Note 4 to Consolidated

Financial Statements). The implementation of SFAS No. 109 did not have a significant impact on the Company's financial condition and results of operations.

Effects of Inflation

         During the three-year period ended June 30, 1995, inflation and changing prices did not have a significant impact on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   TABLE OF CONTENTS OF FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1994

                                                                            Page
                                                                            ----
Report of Independent Public Accountants
 as of June 30, 1995 and 1994 and for the
 3 Year Period Ended June 30, 1995 . . . . . . . . . . . . .                 15

Consolidated Financial Statements:

Consolidated Balance Sheets as of
  June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . .                 16

Consolidated Statements of Income
  for the Years Ended June 30,
  1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . .                 17

Consolidated Statements of
  Stockholders' Equity for the
  Years Ended June 30, 1995, 1994
  and 1993 . . . . . . . . . . . . . . . . . . . . . . . . .                 18

Consolidated Statements of Cash
  Flows for the Years Ended
  June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . .                 19

Notes to Consolidated Financial
  Statements, June 30, 1995, 1994 and 1993 . . . . . . . . .                 20

Schedules:

         I.  Condensed Financial Information on
                   Parent Company. . . . . . . . . . . . . .                 30

         II. Valuation and Qualifying Accounts . . . . . . .                 32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Napco Security Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Systems, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Melville, New York
October 6, 1995

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1995 AND 1994

                ASSETS                                                                 1995             1994
                                                                                       ----             ----
                                                                                  (in thousands, except share data)

CURRENT ASSETS:
   Cash and cash equivalents                                                         $    368         $  1,335
   Accounts receivable, less allowance for doubtful accounts of $662
     and $454, respectively                                                            13,647           14,687
   Inventories, net                                                                    24,178           23,613
   Prepaid expenses and other current assets                                              445              470
   Deferred income tax benefits, net of valuation allowance of approximately
     $-0- and $2,200, respectively                                                      1,278             --
                                                                                     --------         --------
                Total current assets                                                   39,916           40,105

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
   and amortization of approximately $8,013 and $6,824, respectively                   12,503           10,360

EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, net of
   accumulated amortization of approximately $828 and $721, respectively                2,913            3,020

DEFERRED FINANCING COSTS, net                                                              70               85

OTHER ASSETS                                                                              337              240
                                                                                     --------         --------
                                                                                     $ 55,739         $ 53,810
                                                                                     ========         ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                 $  2,182         $  2,596
   Notes payable to bank                                                                  500               -
   Accounts payable                                                                     4,001            5,876
   Accrued expenses                                                                       772              733
   Accrued salaries and wages                                                             593              608
   Accrued taxes                                                                        3,208            2,259
                                                                                     --------         --------
                Total current liabilities                                              11,256           12,072

LONG-TERM DEBT                                                                         15,275           13,690

DEFERRED INCOME TAXES                                                                     648               -
                                                                                     --------         --------
                Total liabilities                                                      27,179           25,762
                                                                                     --------         --------

COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; authorized 21,000,000 shares;
     issued 5,896,602 shares as of both June 30, 1995 and 1994                             59               59
   Additional paid-in capital                                                             719              719
   Retained earnings                                                                   27,783           27,271
   Less:  Treasury stock, at cost (1,528,875 shares)                                       (1)              (1)
                                                                                     --------         --------
                Total stockholders' equity                                             28,560           28,048
                                                                                     --------         --------
                                                                                     $ 55,739         $ 53,810
                                                                                     ========         ========

        The accompanying notes are an integral part of these consolidated balance sheets.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                   1995             1994             1993
                                                                    (in thousands, except per share data)

NET SALES                                                        $ 48,078         $ 46,873         $ 46,560

COST OF SALES                                                      36,753           35,805           34,635
                                                                 --------         --------         --------

                Gross profit                                       11,325           11,068           11,925

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        8,994            8,852            8,828
                                                                 --------         --------         --------

                Operating income                                    2,331            2,216            3,097
                                                                 --------         --------         --------

OTHER INCOME (EXPENSE):
    Interest income                                                    14               13               33
    Interest expense                                               (1,412)            (816)            (773)
    Other, net                                                        111             (122)             (72)
                                                                 --------         --------         --------
                                                                   (1,287)            (925)            (812)
                                                                 --------         --------         --------

                Income before provision for (recovery of)
                  income taxes                                      1,044            1,291            2,285

PROVISION FOR (RECOVERY OF) INCOME TAXES                              532               37              (32)
                                                                 --------         --------         --------
                Net income                                       $    512         $  1,254         $  2,317
                                                                 ========         ========         ========

EARNINGS PER SHARE                                               $    .12         $    .29         $    .53
                                                                 ========         ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                                     4,390            4,395            4,406
                                                                 ========         ========         ========


              The accompanying notes are an integral part of these
                            consolidated statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                      Common Stock
                                                  ---------------------    Additional
                                                   Number of                 Paid-in     Retained      Treasury
                                                    Shares       Amount      Capital     Earnings        Stock     Total
                                                  ----------     ------    ----------    --------      --------   -------
                                                                           (Dollars in thousands)

BALANCE AT JUNE 30, 1992                          5,895,402        $59         $716       $23,700        $(1)     $24,474

   Net income for the year ended June 30, 1993          -           -            -          2,317         -         2,317

   Exercise of stock option                             600         -             2           -           -             2
                                                  ---------        ---         ----       -------        ---      -------

BALANCE AT JUNE 30, 1993                          5,896,002         59          718        26,017         (1)      26,793

   Net income for the year ended June 30, 1994          -           -            -          1,254         -         1,254

   Exercise of stock options                            600         -             1           -           -             1
                                                  ---------        ---         ----       -------        ---      -------

BALANCE AT JUNE 30, 1994                          5,896,602         59          719        27,271         (1)      28,048

   Net income for the year ended June 30, 1995          -           -            -            512         -           512
                                                  ---------        ---         ----       -------        ---      -------

BALANCE AT JUNE 30, 1995                          5,896,602        $59         $719       $27,783        $(1)     $28,560
                                                  =========        ===         ====       =======        ===      =======


                The accompanying notes are an integral part of
                        these consolidated statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                                1995             1994             1993
                                                                              --------         --------         --------
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $    512         $  1,254         $  2,317
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities-
     Depreciation and amortization                                               1,357            1,482            1,352
     Provision for bad debts                                                       212               77              152
     Deferred income taxes                                                        (320)            --               (104)
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                  828           (2,676)          (2,821)
       Decrease in income tax receivable                                          --               --              1,560
       Decrease (increase) in inventories                                         (565)             795           (4,331)
       Decrease (increase) in prepaid expenses and other
         current assets                                                             25              (28)              65
       (Increase) in other assets                                                  (97)            (134)             (40)
       Increase (decrease) in accounts payable and accrued liabilities          (1,259)             612            1,483
                                                                              --------         --------         --------

                  Net cash provided by (used in) operating activities              693            1,382             (367)
                                                                              --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                    (3,332)          (1,629)          (1,246)
                                                                              --------         --------         --------

                  Net cash used in investing activities                         (3,332)          (1,629)          (1,246)
                                                                              --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from short-term notes payable to bank                              500            1,650            2,450
   Principal payments on notes payable to bank                                  (8,100)            --               --
   Principal payments on capital lease obligation                                  (21)             (28)             (40)
   Principal payments on long-term debt                                         (1,925)          (2,325)          (1,175)
   Proceeds from long-term debt borrowings                                      11,218            1,413              825
   Proceeds from issuance of common stock                                         --                  1                2
                                                                              --------         --------         --------

                  Net cash provided by financing activities                      1,672              711            2,062
                                                                              --------         --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                    (967)             464              449

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     1,335              871              422
                                                                              --------         --------         --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $    368         $  1,335         $    871
                                                                              ========         ========         ========

CASH PAID DURING THE YEAR FOR:
   Interest                                                                   $  1,388         $    914         $    767
                                                                              ========         ========         ========
   Income taxes                                                               $     61         $     42         $      4
                                                                              ========         ========         ========


              The accompanying notes are an integral part of these
                            consolidated statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1995, 1994 AND 1993

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Napco Security Systems, Inc. and subsidiaries (the "Company") is engaged principally in the development, manufacture and distribution of security devices for commercial and residential use.

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Systems, Inc. and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company classifies mutual fund investments and other highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

Inventories

Inventories are valued at the lower of cost or market which is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Depreciation is recorded over the estimated service lives of the related assets using primarily the straight-line method. Amortization of leasehold improvements is provided for by the straight-line method over the estimated useful life of the asset or lease term, whichever is shorter.

Excess of Cost Over Fair Value of Assets Acquired

The excess of cost over fair value of assets acquired is being amortized on a straight-line basis over 35 years.

Deferred Financing Costs

Deferred financing costs associated with the issuance of the Industrial Revenue Bonds (see Note 6 (c)), and from obtaining the revolving credit and term loan facility (see Note 6(a)) are being amortized on a straight-line basis over the respective terms of the related debt.

Revenue

Revenue is recognized upon shipment of the Company's products to its customers.

Income Taxes

The Company accounts for the research and development credit as a reduction of income tax expense in the year in which such credits are allowable for tax purposes. The provision for income taxes represents U.S. Federal and State taxes on income generated from U.S. operations. Income generated by the Company's foreign subsidiary is non taxable.

In prior years, the Company did not provide for income taxes on the undistributed earnings of its Domestic International Sales Corporation ("DISC") subsidiary because it was the Company's intent to continue the subsidiary's qualification for tax deferral. Due to the shifting of manufacturing outside the U.S., management determined in fiscal 1995 that the DISC no longer qualified for continued tax deferral. As a result, previously deferred earnings of the DISC totalling $2,031,000 must now be reported over a ten year period in the Company's future tax returns. This liability has been fully accrued for in fiscal 1995.

The Company does not provide for income taxes on the undistributed earnings of its foreign subsidiary because such earnings are reinvested abroad and it is the intention of management that such earnings will continue to be reinvested abroad. As of June 30, 1995 and 1994, approximately $16,441,000 and $15,919,000 in cumulative earnings of the foreign subsidiary are included in consolidated retained earnings.

Earnings Per Share

Earnings per share is computed based upon the weighted average number of common shares and common stock equivalents (options) outstanding. Fully diluted earnings per share does not materially differ from the earnings per share presented in the consolidated statements of income.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

2.      INVENTORIES:

Inventories, net, at June 30, 1995 and 1994, consist of the following:

                                         1995           1994
                                       -------        -------
                                           (in thousands)

       Component parts                 $ 9,706        $10,471
       Work-in-process                   6,539          6,022
       Finished products                 7,933          7,120
                                       -------        -------
                                       $24,178        $23,613
                                       =======        =======

3.      PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:


                                                                        June 30,            Depreciation/
                                                                ----------------------      amortization-
                                                                  1995           1994       annual rates
                                                                -------        -------      -------------
                                                                     (in thousands)

     Land                                                       $   904        $   904      -
     Building                                                     8,595          6,014      3%
     Molds and dies                                               1,971          1,719      20%
     Furniture and fixtures                                       1,005            925      10% to 20%
     Machinery and equipment                                      7,633          7,229      10% to 33%
     Leasehold improvements                                         408            393      Shorter of the lease
                                                                -------        -------      term or life of asset

                                                                 20,516         17,184
     Less: Accumulated depreciation and
       amortization                                               8,013          6,824
                                                                -------        -------
                                                                $12,503        $10,360
                                                                =======        =======


Depreciation and amortization expense on property, plant and equipment was approximately $1,189,000, $1,304,000 and $1,231,000 for fiscal 1995, 1994 and
1993, respectively.

4.      INCOME TAXES:

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", effective July 1, 1993. The implementation of SFAS No. 109 did not have a material impact on the Company's financial statements included in their Form 10-Q filings during fiscal 1994. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

In August 1995, the Internal Revenue Service informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1987 through 1992. The Internal Revenue Service has issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the Internal Revenue Service relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at June 30, 1995 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

Deferred tax benefits at June 30, 1994 were fully offset by valuation allowances since the Company's U.S. operations had accumulated a significant net operating loss carryforward and realization of these deferred tax benefits was not considered more likely than not at that time. As a result of the U.S. operations generating income in fiscal 1995, management now believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at June 30, 1995. Accordingly, the Company has not reflected any valuation allowance against the deferred tax assets at June 30, 1995. Furthermore, management believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

The deferred tax assets and deferred tax liabilities recorded on the Company's consolidated balance sheet at June 30, 1995 are as follows (in thousands):

                                                                                  Net Deferred
                                                   Deferred Tax   Deferred Tax     Tax Asset
                                                      Assets      Liabilities    (Liabilities)
                                                   ------------   ------------   -------------
Current:
    Bad debt reserve                                 $   265        $  --           $   265
    Uniform cost capitalization for inventory            431           --               431
    Vacation accrual                                     127           --               127
    Inventory reserves                                   499           --               499
    Other                                                 64            108             (44)
                                                     -------        -------         -------
                                                       1,386            108           1,278
                                                     -------        -------         -------
Noncurrent:
    Depreciation                                        --              648            (648)
                                                     -------        -------         -------
                                                        --              648            (648)
                                                     -------        -------         -------
         Total deferred taxes                        $ 1,386        $  (756)        $   630
                                                     =======        =======         =======

Components of income before provision for (recovery of) income taxes are as follows:

                                            For the Years Ended June 30,
                                    -------------------------------------------
                                      1995              1994              1993
                                    -------           -------           -------
                                                   (in thousands)

United States                       $   522           $   244           $(2,669)
Foreign                                 522             1,047             4,954
                                    -------           -------           -------
                                    $ 1,044           $ 1,291           $ 2,285
                                    =======           =======           =======

Provision for (recovery of) income taxes consists of the following:

                                                    For the Years Ended June 30,
                                                    ----------------------------
                                                       1995     1994     1993
                                                       -----    -----    -----
                                                           (in thousands)
Taxes currently payable (receivable):
   Federal                                             $  35    $--      $--
   State                                                  48       37       72
                                                       -----    -----    -----
                                                          83       37       72

Taxable DISC earnings and other                          769     --       --
Federal deferred income tax benefit                     (320)    --       (104)
                                                       -----    -----    -----

        Provision for (recovery of) income taxes       $ 532    $  37    $ (32)
                                                       =====    =====    =====

For fiscal 1993, the source of the deferred tax benefit, computed in accordance with Accounting Principles Board Opinion No. 11, was the utilization of net operating loss carryforwards.

The following analysis reconciles the statutory Federal income tax rate to the effective tax rate:

                                                      1995                   1994                    1993
                                               -----------------        ---------------        ----------------
                                                          % of                   % of                    % of
                                                         pre-tax                pre-tax                 pre-tax
                                               Amount     income        Amount   income        Amount    income
                                               -----------------        ---------------        ----------------
                                                            (in thousands, except percentages)

Tax at Federal statutory rate                   $ 355       34.0%       $ 439      34.0%       $ 777       34.0%
Increases (decreases) in taxes resulting
   from:

     State income taxes, net of Federal
       income tax benefit                          32        3.1           24       1.9           48        2.1
     Amortization of excess of cost over
       fair value of assets acquired               36        3.6           36       2.8           36        1.6
     Non-taxable foreign source income           (177)     (17.0)        (356)    (27.6)        (826)     (36.1)
     Taxes on previously deferred DISC
       earnings, net                              563       53.9           --        --           --         --
     Utilization of net operating loss
       carryforward                              (348)     (33.3)         (70)     (5.4)        (104)      (4.6)
     Other, net                                    71        6.7          (36)     (2.8)          37        1.6
                                                -----       ----        -----      ----        -----       ----

Provision for (recovery of) income taxes        $ 532       51.0%       $  37       2.9%       $ (32)      (1.4)%
                                                =====       ====        =====      ====        =====       ====

Foreign income taxes are not provided on income generated by the Company's subsidiary in the Dominican Republic, as such income is presently exempt from local income tax.

5.      NOTES PAYABLE TO BANK:

On March 31, 1995, the Company amended its existing revolving credit and term loan facility to provide for an additional $2,000,000 secured line of credit. Any borrowings arising from this additional line are to be repaid in full on or before April 1, 1996. As of June 30, 1995, outstanding borrowings under this line amounted to $500,000. At June 30, 1995, the interest rate on this line was approximately 11.0%. The maximum month-end borrowings outstanding under this line of credit was $500,000 and the weighted average interest rate was 10.6%.

6.      LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                 June 30,
                                                         -----------------------
                                                           1995            1994
                                                         -------         -------
                                                              (in thousands)

Revolving credit and term loan facility (a)              $11,000         $ 8,100
Notes payable to banks (b)                                 4,950           6,433
Industrial revenue bonds (c)                               1,500           1,725
Capital lease obligation                                       7              28
                                                         -------         -------
                                                          17,457          16,286

Less: Current portion                                      2,182           2,596
                                                         -------         -------
                                                         $15,275         $13,690
                                                         =======         =======

     (a) On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as agent. In conjunction with this agreement, the banks received as collateral all accounts receivable and inventory located in the United States. Under the terms of this agreement, the Company used the proceeds, among other things, to refinance notes payable to its primary bank ($8,100,000 outstanding at June 30, 1994), finance a temporary increase of inventory and finance the completion of construction in the Dominican Republic. The revolving credit loan, which bears interest based on a number of options available to the Company (weighted average rate of approximately 8.3% and 7.75% at June 30, 1995 and 1994, respectively) and does not require principal payments until conversion, converts to a term loan on June 30, 1997 payable in (16) sixteen equal quarterly installments beginning on September 30, 1997. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with certain financial ratios, as defined in the agreement. As of June 30, 1995, the Company was not in compliance with certain of these financial covenants for which they have received appropriate waivers from the banks.

     (b) In November 1991, the Company renegotiated the terms of its $6,000,000 unsecured note payable to the Company's primary bank. Under the terms of the agreement, repayment of the $900,000 outstanding balance at June 30, 1995 ($2,600,000 at June 30, 1994), will be made in two remaining installments in September and November 1995.

         Interest on the note is payable monthly at a rate determined periodically based on a number of options available to the Company. At June 30, 1995 and 1994, the interest rate on the note was approximately 9.52% and 7.75%, respectively.

         Under the terms of the agreement, the Company is limited, among other things, in the amount of capital expenditures and other investments it may make, is restricted from the payment of dividends and is required to maintain certain financial ratios. The Company was not in compliance with certain of these financial covenants at June 30, 1995, for which it received appropriate waivers from the bank.

         In addition, in November 1991, a subsidiary of the Company entered into a $4,500,000 line of credit agreement with another bank in connection with the Company's international operations. The line is secured by a letter of credit from the Company's primary bank. Interest on amounts outstanding under this line is payable quarterly at a rate determined periodically based on a number of options available to the Company. The balance outstanding under the line as of December 31, 1994 automatically converted to a term loan payable in 20 equal quarterly installments commencing on that date. At June 30, 1995 and 1994, the amounts outstanding under this line were $4,050,000 and $3,832,500 at interest rates of 6.27% and 4.92%, respectively.

         Under the terms of the agreement, all advances under the line must be used to pay for certain specified costs incurred by this subsidiary. In addition, the terms of the agreement limit, among other things, the amount of additional debt or liens that may be incurred and prohibit the payment of dividends by this subsidiary.

         On August 27, 1993, the Company entered into an agreement with its primary bank to increase an existing $2,500,000 letter of credit agreement to $4,500,000 for the purpose of providing additional collateral for the construction of a manufacturing facility in the Dominican Republic. In conjunction with this agreement, the bank received as collateral a first priority perfected security interest in all accounts receivable of the Company and a second mortgage on the Company's facility located in Amityville, New York with a lien of up to $1,500,000. This agreement expires on February 28, 1996.

     (c) In 1985, the Company received $3,900,000 in proceeds from Industrial Revenue Bonds issued by the Town of Babylon (the "Town") to be used for the purchase of land and the construction of a new office and manufacturing facility. Title to the land and building will be held by the Town as security for the bonds, and the Town leases the facility to the Company under an agreement which provides for the repurchase of the facilities for $1 at the completion of the lease term. For accounting purposes, this lease is accounted for as a capital lease. The bonds bear interest at a variable rate which is determined weekly by the underwriting bank based upon market conditions. At June 30, 1995 and 1994, the interest rate was approximately 3.7% and 2.05%, respectively.

         The bonds have a maturity date of April 1, 2000; however, principal repayment is to be accomplished through quarterly payments of $75,000 made to a sinking fund held by a trustee. On each July 1 through and including July 1, 1999, the bonds shall be redeemed, in part, prior to their maturity, in the amount of $300,000 from the sinking fund at a price equal to 100% of the principal amount so redeemed.

         The Company's primary bank has issued an irrevocable letter of credit, covering the outstanding balance of the bonds plus 50 days of interest cost to the trustee of the bonds as security for the Company's obligations under the various arrangements.

         The bonds may be tendered, at any time, at the election of the holder, at a price of 100% of the unpaid principal balance. At the time of notice of tender, the remarketing agent will use its best efforts to remarket the tendered bonds. The bank, as part of the letter of credit arrangement, is obligated through April 12, 2000 to purchase any of the bonds which are not remarketed.

         Under the terms of the bond indenture, among other things, the Company is required to maintain certain levels of working capital and tangible net worth, is restricted in the amount of acquisitions of fixed assets and other investments it may make and must maintain certain financial ratios. The Company was not in compliance with certain of these financial covenants at June 30, 1995 for which it has received appropriate waivers from the bank.

Maturities of long-term debt (including sinking fund payments) are as follows (in thousands):

                 Year ending June 30,
                 --------------------
                      1996                           $ 2,182
                      1997                             1,200
                      1998                             3,950
                      1999                             3,950
                      2000                             3,425
                      Thereafter                       2,750
                                                     -------
                                                     $17,457
                                                     =======

7.      STOCK OPTIONS:

In November 1992, the stockholders approved a 10 year extension of the already existing 1982 incentive stock option plan. Shares of common stock are reserved for issuance upon exercise of options granted to officers and key employees under the extended 1982 plan. The plan provides that the option price equal 100% of the fair market value of the stock at the date of grant. Options are exercisable 20% per year and expire five years after the date of grant. Transactions and other information relating to the plan for the three years ended June 30, 1995 are summarized as follows:

                                                                   Shares under option
                                       Share available         ---------------------------
                                           for grant            Shares          Price
                                       ---------------         --------     --------------
Outstanding at June 30, 1992                727,933              88,000     $2.25 to $2.50
  Granted                                   (36,750)             36,750      2.50 to 2.625
  Lapsed and terminated                       6,650              (6,650)              2.50
  Exercised                                    --                  (600)              2.50
                                           --------            --------    ---------------

Outstanding at June 30, 1993                697,833             117,500      2.25 to 2.625
  Granted                                   (26,500)             26,500              4.375
  Lapsed and terminated                      22,400             (22,400)     2.50 to 2.625
  Exercised                                    --                  (600)              2.50
                                           --------            --------    ---------------

Outstanding at June 30, 1994                693,733             121,000      2.25 to 4.375
  Granted                                    (3,000)              3,000               2.50
  Lapsed and terminated                      43,000             (43,000)     2.50 to 4.375
                                           --------            --------    ---------------

Outstanding at June 30, 1995                733,733              81,000    $2.25 to $4.375
                                           ========            ========    ===============

Options representing 50,900 shares were exercisable at June 30, 1995. Subsequent to year end, 34,000 options were terminated.

Effective October 1990, the Company established a non-employee stock option plan to encourage non-employee directors and consultants of the Company to invest in the Company's stock. The plan provides that the option price shall not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable at 20% per year and expire five years after the date of grant. At June 30, 1995, 50,000 shares of common stock are reserved for issuance under the Plan.

8.      RESEARCH AND DEVELOPMENT COSTS:

Research and development costs charged to cost of sales were approximately $3,252,000, $2,883,000 and $2,680,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

9.      401(k) PLAN:

Effective August 31, 1985, the Company established a 401(k) plan covering all employees with one or more years of service as of July 1, 1985, and annually thereafter. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $56,000, $59,000 and $44,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

10.     BUSINESS AND CREDIT CONCENTRATIONS:

The Company is engaged in one major line of business - the development, manufacture, distribution and sale of security alarm products and door security devices for commercial and residential installations. Most of the Company's sales to unaffiliated customers originated in the United States. Most of the Company's customers are located throughout the United States and Europe. Identifiable assets (net of intercompany receivables and payables) relating to the Company's foreign operations were approximately $19,708,000, $22,513,000 and $19,334,000 at June 30, 1995, 1994 and 1993, respectively.

Export sales amounted to $8,865,000, $7,795,000 and $6,013,000 for the years ended June 30, 1995, 1994 and 1993, respectively. At June 30, 1995 and 1994, the Company had three customers with accounts receivable balances that aggregated 51% and 44% of the Company's accounts receivable, respectively. Revenues from significant customers are summarized as follows:

                                       Percentage of Net Sales
                                   --------------------------------
                                      For the Years Ended June 30,
                                   --------------------------------
                                   1995           1994         1993
                                   ----           ----         ----
        Customer 1                  22%            18%          21%
        Customer 2                   6%            12%          12%
        Customer 3                  11%             7%           7%

11.     COMMITMENTS:

Leases

The Company is committed under various operating leases which do not extend beyond fiscal 1997. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows:

             Year ending June 30,
             --------------------
                  1996                               $57,139
                  1997                                16,360
                                                    --------
                                                     $73,499
                                                     =======

Rent expense totaled approximately $369,000, $357,000 and $296,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

Land Lease and Construction Contract

On April 26, 1993, the Company's foreign subsidiary entered into a 99 year land lease of approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000. The foreign subsidiary relocated its operations to this site upon completion of a new facility during fiscal 1995.

Letters of Credit

At June 30, 1995, the Company was committed for approximately $406,000 and $52,000 under open commercial letters of credit and steamship guarantees, respectively.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY

CONDENSED BALANCE SHEETS

                                                             As of June 30,
                                                        ------------------------
                  ASSETS                                 1995              1994
                  ------                                ------           -------
                                                             (in thousands)
CASH AND CASH EQUIVALENTS                              $   262           $ 1,063

ACCOUNTS RECEIVABLE, net                                11,497            11,903

INVENTORIES, net                                        11,222            10,307

PREPAID EXPENSES AND OTHER CURRENT ASSETS                  343               292
                                                       -------           -------

                Total current assets                    23,324            23,565

INVESTMENT IN SUBSIDIARIES, on equity basis             23,412            23,973

PROPERTY, PLANT AND EQUIPMENT, net                       5,842             5,862

OTHER ASSETS                                               299               274
                                                       -------           -------
                                                       $52,877           $53,674
                                                       =======           =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                    $10,510           $10,950

DUE TO SUBSIDIARIES                                      1,682             4,244

LONG-TERM DEBT, including capital lease obligation      12,125            10,432
                                                       -------           -------

                Total liabilities                       24,317            25,626

STOCKHOLDERS' EQUITY                                    28,560            28,048
                                                       -------           -------
                                                       $52,877           $53,674
                                                       =======           =======

                This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY

                                                             For the Years Ended June 30,
                                                         ---------------------------------------
CONDENSED STATEMENTS OF INCOME                             1995            1994            1993
------------------------------                           -------         -------         -------
                                                                     (in thousands)

NET SALES                                                $38,547         $35,954         $36,638

COST OF SALES                                             27,938          27,464          27,254
                                                         -------         -------         -------

                  Gross profit                            10,609           8,490           9,384

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               7,808           7,562           7,235
                                                         -------         -------         -------

                  Operating income                         2,801             928           2,149

EQUITY (LOSS) IN EARNINGS OF SUBSIDIARIES                   (561)          1,226             902

OTHER (EXPENSE), net                                      (1,196)           (863)           (766)
                                                         -------         -------         -------

                  Income before provision for
                    (recovery of) income taxes             1,044           1,291           2,285

PROVISION FOR (RECOVERY OF) INCOME TAXES                     532              37             (32)
                                                         -------         -------         -------

                  Net income                             $   512         $ 1,254         $ 2,317
                                                         =======         =======         =======

                This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

              Column A                        Column B      Column C        Column D      Column E

                                             Balance at    Charged to                      Balance
                                              Beginning     Costs and      Deductions     at End of
           Description                        of Period     Expenses      Describe (1)     Period
           -----------                       ----------    ----------     ------------    ---------
For the year ended June 30, 1993:
   Allowance for doubtful accounts
     (deducted from accounts receivable)        $ 306        $ 152           $    6(1)       $ 452
                                                =====        =====           ======          =====

   Reserve for obsolescence (deducted
     from inventories)                          $ 251        $ 149           $ --            $ 400
                                                =====        =====           ======          =====

For the year ended June 30, 1994:
   Allowance for doubtful accounts
     (deducted from accounts receivable)        $ 452        $  77           $   75(1)       $ 454
                                                =====        =====           ======          =====

   Reserve for obsolescence (deducted
     from inventories)                          $ 400        $ 145           $ --            $ 545
                                                =====        =====           ======          =====

For the year ended June 30, 1995:
   Allowance for doubtful accounts
     (deducted from accounts receivable)        $ 454        $ 212           $    4(1)       $ 662
                                                =====        =====           ======          =====

   Reserve for obsolescence (deducted
     from inventories)                          $ 545        $ 563           $  145          $ 963
                                                =====        =====           ======          =====


(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

        This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the Company's definitive proxy statement for the 1995 annual meeting of stockholders which the Company intends to file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1995 fiscal year, and, accordingly, items 10, 11, 12 and 13 are omitted pursuant to General Instruction G(3).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.

(a)1.  Financial Statements

     The following consolidated financial statements of Napco Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                  Page
                                                                  ----
         Report of Independent Public Accountants
         as of June 30, 1995 and 1994 and for the
         3 Year Period Ended June 30, 1995 . . . . . . . . . . .   15

         Consolidated Balance Sheets as of
         June 30, 1995 and 1994 . . . . . . . . . . . . . . . .    16

         Consolidated Statements of Income
         for the Years Ended June 30, 1995,
         1994 and 1993  . . . . . . . . . . . . . . . . . . . .    17

         Consolidated Statements of
         Stockholders' Equity for the
         Years Ended June 30, 1995, 1994
         and 1993 . . . . . . . . . . . . . . . . . . . . . . .    18

         Consolidated Statements of Cash
         Flows for the Years Ended
         June 30, 1995, 1994 and 1993 . . . . . . . . . . . . .    19

         Notes to Consolidated Financial
         Statements, June 30, 1995, 1994 and 1993 . . . . . . .    20

(a)2.  Financial Statement Schedules

     The following consolidated financial statement schedules of Napco Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

         I:   Condensed Financial Information
                    on Parent Company  . . . . . . . . . . . . .   30

         II:  Valuation and Qualifying Accounts  . . . . . . . .   32

     Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(a)3 and (c).  Exhibits

Exhibit
  No.                            Title
-------                          -----
Ex-3.(i)         Articles of Incorporation, as amended. .         Exhibit 3a to
                                                                  Report on Form
                                                                  10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1988

Ex-3.(ii)        By-Laws  . . . . . . . . . . . . . . . .         Exhibit 3b to
                                                                  Report on Form
                                                                  10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1988

Ex-10.A          1982 Amended and Restated Incentive
                 Stock Option Plan (extended 1992)  . . .         Exhibit 10b to
                                                                  Report on Form
                                                                  10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1991

Ex-10.B          1990 Non-Employee Stock Option Plan . .          Exhibit 10c to
                                                                  Report on Form
                                                                  10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1991
Ex-10.C          Defined Contribution Pension Plan
                 Basic Plan Document . . . . . . . . . .          Exhibit 10d to
                                                                  Report on Form
                                                                  10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1989
Ex-10.D          Defined Contribution Pension Plan
                 401(k) Profit Sharing Plan
                 Adoption Agreement . . . . . . . . . . .         Exhibit 10e to
                                                                  Report on Form
                                                                  10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1989

Ex-10.E          Indenture of Mortgage and Trust . . . .          Exhibit 10h to
                                                                  Report on Form
                                                                  10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1990

Ex-10.F          Credit Agreement dated as of November
                 21, 1991 among the Company, certain
                 subsidiaries and Chemical Bank, as
                 agent  . . . . . . . . . . . . . . . . .         Exhibit 10-h
                                                                  to Report on
                                                                  Form 10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1992

Ex-10.G          Promissory Note dated as of November
                 8, 1991 between Citibank, N.A. and
                 the Company  . . . . . . . . . . . . . .         Exhibit 10-i
                                                                  to Report on
                                                                  Form 10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1992

Ex-10.H          Credit Agreement dated November 8,
                 1991 between N.S.S. Caribe S.A. and
                 Citibank, N.A. . . . . . . . . . . . . .         Exhibit 10-j
                                                                  to Report on
                                                                  Form 10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1992

Ex-10.I          Amendment and Waiver Agreement dated
                 as of August 27, 1993 between Chemical
                 Bank and the Company . . . . . . . . . .         Exhibit 10-j
                                                                  to Report on
                                                                  Form 10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1993


Ex-10.J          Construction Contract dated June 5,
                 1993 . . . . . . . . . . . . . . . . . .         Exhibit 10-l
                                                                  to Report on
                                                                  Form 10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1993

Ex-10.K          Amendment dated July 27, 1994 to
                 Credit Agreement dated November 21,
                 1991  . . . . . . . . . . . . . . . . .          Exhibit 10-m
                                                                  to Report on
                                                                  Form 10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1993

Ex-10.L          Loan Agreement dated as of July 27, 1994
                 with Chemical Bank and The Bank of New
                 York . . . . . . . . . . . . . . . . .           Exhibit 10-n
                                                                  to Report on
                                                                  Form 10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1993

Ex-10.M          First Amendment dated as of November 5,
                 1993 to Credit Agreement dated as of
                 November 8, 1991 with Citibank,
                 N.A. . . . . . . . . . . . . . . . . .           Exhibit 10-o
                                                                  to Report on
                                                                  Form 10-K for
                                                                  fiscal year
                                                                  ended June 30,
                                                                  1993
Ex-10.N          Amendment and Waiver dated as of
                 September 14, 1993 to Credit Agreement
                 dated as of November 21, 1991. . . . .           E-1

Ex-10.O          Amendment dated as of December 7, 1993
                 to the Credit Agreement dated as of
                 November 21, 1991. . . . . . . . . . .           E-4

Ex-10.P          Fifth Amendment and Waiver dated
                 as of October 11, 1994 to the
                 Credit Agreement dated as of
                 November 21, 1991. . . . . . . . . . .           E-7

Ex-10.Q          Sixth Amendment and Waiver dated
                 as of March 31, 1995 to the
                 Credit Agreement dated as of
                 November 21, 1991. . . . . . . . . . .           E-12

Ex-10.R          First Amendment and Waiver dated as
                 of October 11, 1994 to Loan Agreement
                 dated as of July 27, 1994. . . . . . .           E-20

Ex-10.S          Second Amendment and Waiver dated as
                 of March 31, 1995 to the Loan Agreement
                 dated as of July 27, 1994. . . . . . .           E-25

Ex-10.T          Promissory Notes dated April 3, 1995
                 and July 3, 1995 between Chemical
                 Bank and the Company. . . . . . . . . .          E-35

Ex-11            Computation of earnings per share . . .          E-41

Ex-12            Computation of ratios . . . . . . . . .          E-42

Ex-21            Subsidiaries of the Registrant  . . . .          E-43

Ex-27            Financial Data Schedule . . . . . . . .          E-44


     Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the registrant will be provided with copies of these exhibits upon written request to the Company.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended June 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 12, 1995

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)



By: /s/ RICHARD SOLOWAY                     By: /s/ KENNETH ROSENBERG
    -------------------                         ---------------------
    Richard Soloway                             Kenneth Rosenberg
    Chairman of the Board of                    President and Treasurer
     Directors and Secretary                     (Co-Principal Executive
    (Co-Principal Executive Officer)               Officer)



                           By: /s/ KEVIN S. BUCHEL
                               -------------------
                               Kevin S. Buchel
                               Senior Vice President of
                                Operations and Finance
                               (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

     Signature                         Title                         Date
     ---------                         -----                         ----
/s/RICHARD SOLOWAY                Chairman of the              October 12, 1995
----------------------            Board of Directors
Richard Soloway

/s/KENNETH ROSENBERG                   Director                October 12, 1995
----------------------
Kenneth Rosenberg


/s/RANDY B. BLAUSTEIN                  Director                October 12, 1995
----------------------
Randy B. Blaustein


/s/ANDREW J. WILDER                    Director                October 12, 1995
----------------------
Andrew J. Wilder

                                   FORM 10-K





                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.



                      For Fiscal Year Ending June 30, 1995




                        Commission file number : 0-10004




                          NAPCO SECURITY SYSTEMS, INC.





                                    EXHIBITS

                               Index to Exhibits


Ex-10.N     Amendment and Waiver dated as of
              September 14, 1993 to Credit Agreement
              dated as of November 21, 1991. . . . . . . . . . . .  E-1

Ex-10.0     Amendment dated as of December 7, 1993
              to the Credit Agreement dated as of
              November 21, 1991. . . . . . . . . . . . . . . . . .  E-4

Ex-10.P     Fifth Amendment and Waiver dated
              as of October 11, 1994 to the
              Credit Agreement dated as of
              November 21, 1991. . . . . . . . . . . . . . . . . .  E-7

Ex-10.Q     Sixth Amendment and Waiver dated
              as of March 31, 1995 to the
              Credit Agreement dated as of
              November 21, 1991. . . . . . . . . . . . . . . . . .  E-12

Ex-10.R     First Amendment and Waiver dated as
              of October 11, 1994 to Loan Agreement
              dated as of July 27, 1994. . . . . . . . . . . . . .  E-20

Ex-10.S     Second Amendment and Waiver dated as
              of March 31, 1995 to the Loan Agreement
              dated as of July 27, 1994. . . . . . . . . . . . . .  E-25

Ex-10.T     Promissory Notes dated April 3, 1995
              and July 3, 1995 between Chemical
              Bank and the Company . . . . . . . . . . . . . . . .  E-35

Ex-11       Computation of earnings per share  . . . . . . . . . .  E-41

Ex-12       Computation of ratios  . . . . . . . . . . . . . . . .  E-42

Ex-21       Subsidiaries of the Registrant . . . . . . . . . . . .  E-43

Ex-27       Financial Data Schedule