Form 10-Q
period 1995-09-30
NAPCO SECURITY SYSTEMS INC
filed 1995-11-14
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
--     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
--     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                           -------    -------

Commission File Number                 0-10004
-------------------------------------------------------------------------------

                         NAPCO SECURITY SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                         11-2277818
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                               Number)

      333 BAYVIEW AVENUE
      AMITYVILLE, NEW YORK                                      11701
-------------------------------------------------------------------------------
     (Address of principle                                    (Zip Code)
       executive offices)

                                   (516) 842-9400
     --------------------------------------------------------------------
              (Registrant's telephone number including area code)

                                        NONE
     --------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed from last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X               No
                          --------               --------


         Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995:

       COMMON STOCK, $.01 PAR VALUE
                PER SHARE                                      4,367,727
     --------------------------------------------------------------------

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                               SEPTEMBER 30, 1995

                                                                   PAGE
                                                                   ----
PART I - FINANCIAL INFORMATION (unaudited)
         Condensed Consolidated Balance Sheets,
         September 30, 1995 and June 30, 1995                        3

         Condensed Consolidated Statements of
         Income for the Three Months Ended
         September 30, 1995 and 1994                                 4

         Condensed Consolidated Statements of
         Cash Flows for the Three Months Ended
         September 30, 1995 and 1994                                 5

         Notes to Condensed Consolidated
         Financial Statements                                        6

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  9

PART II - OTHER INFORMATION                                          11


SIGNATURE PAGE                                                       13

INDEX TO EXHIBITS                                                    14

                 Computation of Earnings Per Share                   E-1

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)



                                                           September 30,     June 30,
                             ASSETS                            1995            1995
                                                            -----------    ----------
                                                                 (in thousands)
Current Assets:

         Cash and cash equivalents                            $ 1,606           $   368
         Accounts receivable, less allowance for doubtful
          accounts (Note 2): September 30, 1995  $631,000
                             June 30, 1995       $662,000      12,751            13,647
         Inventories, net (Note 3)                             23,693            24,178
         Prepaid expenses and other current assets                368               445
         Deferred income tax benefits, net                      1,278             1,278

                 Total current assets                          39,696            39,916

Property, Plant and Equipment, net of accumulated
    depreciation and amortization of $8,314 and $8,013
    respectively (Note 4)                                      12,550            12,503

Excess of Cost Over Fair Value of Assets Acquired, net          2,886             2,913
Deferred Financing Costs, net                                      67                70
Other Assets                                                      232               337
                                                              -------           -------

                                                              $55,431           $55,739
                                                              =======           =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                    $ 2,177           $ 2,182
         Notes payable to bank                                    500               500
         Accounts payable                                       3,947             4,001
         Accrued and other liabilities                          4,286             4,573
                                                              -------           -------

                 Total current liabilities                     10,910            11,256

Long-Term Debt                                                 14,975            15,275
Deferred income taxes                                             648               648
                                                               ------            ------
        Total liabilities                                      26,533            27,179
                                                               ------            ------
Stockholders' Equity:

         Common stock - par value $.01 per share;
          authorized 21,000,000 shares, 5,896,602 issued           59                59
         Additional paid-in capital                               719               719
         Retained earnings                                     28,121            27,783
         Less: Treasury stock, at cost (1,528,875 shares)          (1)               (1)
                                                              -------           -------

                 Total stockholders' equity                    28,898            28,560
                                                              -------           -------
                                                              $55,431           $55,739
                                                              =======           =======



See accompanying notes to Condensed Consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                             Three Months Ended
                                                                 September 30,
                                                           -------------------------
                                                             1995            1994
                                                           ---------       ---------
                                                           (in thousands, except per
                                                                   share data)

Net Sales                                                  $   11,769     $   11,170
Cost of Sales                                                   8,797          8,476
                                                           ----------     ----------

       Gross profit                                             2,972          2,694
Selling, General and Administrative Expenses                    2,031          2,160
                                                           ----------     ----------

       Operating income                                           941            534
                                                           ----------     ----------

Interest Expense, net                                             354            276
Other Expense, net                                                 40             22
                                                           ----------     ----------

                                                                  394            298
                                                           ----------     ----------

       Income before provision for income taxes                   547            236
Provision for Income Taxes (Note 5)                               209             30
                                                           ----------     ----------
       Net income                                          $      338     $      206
                                                           ==========     ==========



Earnings Per Share                                         $     0.08     $     0.05
                                                           ==========     ==========



Weighted Average Number of Shares Outstanding               4,402,727      4,383,830
                                                           ==========     ==========





See accompanying notes to Condensed Consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 Three Months Ended
                                                                    September 30,
                                                               ------------------------
                                                                 1995          1994
                                                               ----------    ----------
                                                                    (in thousands)

Net Cash Provided by (Used in) Operating Activities            $1,892        $(1,737)
                                                              --------       --------
Cash Flows from Investing Activities:
    Purchases of property, plant and equipment                   (349)           (721)
                                                               ------        --------

       Net cash used in investing activities                     (349)           (721)
                                                               ------        --------

Cash Flows from Financing Activities:
    Proceeds from long-term debt borrowings                        -            1,668
    Principal payments on long-term debt                         (305)             (8)
                                                               ------        --------

       Net cash provided by (used in) financing activities       (305)          1,660
                                                               ------        --------


Net Increase (Decrease) in Cash and Cash Equivalents            1,238            (798)

Cash and Cash Equivalents at Beginning of Period                  368           1,335
                                                               ------        --------

Cash and Cash Equivalents at End of Period                     $1,606        $    537
                                                               ======        ========




Cash Paid During the Period for:

  Interest                                                     $  361        $    294
                                                               ======        ========

  Income taxes                                                 $   21        $     52
                                                               ======        ========





See accompanying notes to Condensed Consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.)              Summary of significant accounting policies
                 and other disclosures
                 -----------------------------------------------------

                 The information for the three months ended September 30, 1995 and 1994 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

                 The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)              Inventories
                 -----------------------------------------------------

                 Inventories consist of:                        September 30,       June 30,
                                                                     1995            1995
                                                                    -------         -------
                                                                             (unaudited)
                                                                            (in thousands)

                 Component parts                                     $ 9,511         $ 9,706
                 Work-in-process                                       6,408           6,539
                 Finished products                                     7,774           7,933
                                                                     -------         -------
                                                                     $23,693         $24,178
                                                                     =======         =======


3.)              Property, Plant and Equipment
                 -----------------------------------------------------

                 Property, Plant and Equipment consists of:
                                                                September 30,       June 30,
                                                                    1995              1995
                                                                   -------           -------
                                                                            (unaudited)
                                                                           (in thousands)

                 Land                                                $   904         $   904
                 Building                                              8,627           8,595
                 Molds and dies                                        1,902           1,971
                 Furniture and fixtures                                  950           1,005
                 Machinery and equipment                               7,433           7,633
                 Leasehold improvements                                  405             408
                                                                     -------         -------
                                                                      20,221          20,516
                 Less: Accumulated depreciation and amortization       8,314           8,013
                                                                     -------         -------
                                                                     $11,907         $12,503
                                                                     =======         =======

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

4.)              Income Taxes
                 -----------------------------------------------------

                 The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", effective July 1, 1993. The implementation of SFAS No. 109 did not have a material impact on the Company's financial statements during fiscal 1994. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                 In August 1995, the Internal Revenue Service ("IRS") informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to inter-company pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at September 30, 1995 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

Results of Operations

---------------------

Sales for the first three months of fiscal 1996 increased approximately 5.4% to $11,769,000 from $11,170,000 for the same period in fiscal 1995. The Company was able to achieve these sales levels primarily as a result of continued customer demand of its new and existing products. This increase was also achieved despite the Chapter 7 bankruptcy filing of one of its major customers at the end of fiscal 1995.

The Company's gross profit margin increased to 25.3% of sales for the first three months of fiscal 1996 as compared to 24.1% for the first three months of fiscal 1995. This increase is primarily due to the reduction in the Company's production costs resulting from the increased efficiencies associated with the Company's recently completed production facility in the Dominican Republic.

Selling, general and administrative expenses for the first three months of fiscal 1996 decreased by 6% to $2,031,000 as compared to $2,160,000 for the same period in fiscal 1995. This decrease is primarily due to general cost control procedures established by management.

Interest and other expense increased 32% to $394,000 for the first three months of fiscal 1996 as compared to $298,000 for the same period in fiscal 1995. This increase is primarily due to increased average outstanding debt attributable to the construction of the Company's manufacturing facility in the Dominican Republic, as well as higher interest rates.

Provision for income taxes increased $179,000 to $209,000 or approximately 38% of income before provision for income taxes for the three months ended September 30, 1995. This compared to a provision of $30,000 or 13% of income before provision for income taxes for the same quarter a year ago. This increase reflects the relative increase in taxable income of the Company's domestic operations in comparison to its foreign subsidiary.

Net income increased by 64% to $338,000 or $.08 per share for the three months ended September 30, 1995 from $206,000 or $.05 per share for the same period a year ago. This increase is primarily the result of the items discussed above.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                     AND RESULTS OF OPERATIONS  (continued)





Liquidity and Capital Resources
-------------------------------

During the three months ended September 30, 1995 the Company utilized a large portion of its cash generated from operations to purchase property and equipment as well as to make principal payments on its long-term debt. The remaining cash provided by operations resulted in an increase in cash and cash equivalents to $1,606,000 from $368,000 as of June 30, 1995.

Accounts receivable at September 30, 1995 decreased by $896,000 to $12,751,000 as compared to $13,647,000 at June 30, 1995. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1995 as compared to the quarter ended September 30, 1995.

Inventory at September 30, 1995 was $23,693,000, decreasing by $485,000 from $24,178,000 at June 30, 1995. This decrease is predominantly the result of the completion of the Company's move into its new production facility in the Dominican Republic. With the move completed, the Company has reduced the additional inventory which it carried as a precaution against possible inefficiencies during the move.

On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as agent. In conjunction with this agreement, the banks have received as collateral all accounts receivable and inventory located in the United States. The revolving credit loan, which bears interest based on a number of options available to the Company, converts to a term loan on June 30, 1997 payable in sixteen (16) equal quarterly installments beginning on September 30, 1997. The agreement contains various covenants and restrictions on the Company. As of September 30, 1995 the Company was not in compliance with certain of these financial covenants for which they anticipate receiving the appropriate waivers from the banks. On March 31, 1995, the Company amended its existing revolving credit and term loan facility to provide for an additional $2,000,000 secured line of credit. Any borrowings arising from this additional line are to be repaid in full on or before April 1, 1996. As of September 30, 1995, outstanding borrowings under this line amounted to $500,000, which was subsequently repaid in November 1995.

On July 28, 1994 the Company entered into a separate $2,000,000 line of credit with its primary bank to be used in connection with commercial and standby letters of credit.

On April 26, 1993, the Company's foreign subsidiary entered into a 99 year land lease of approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000. The foreign subsidiary relocated its operations to this site at the end of fiscal 1995.

As of September 30, 1995 the Company had no material committments for capital expenditures.

                          PART II - OTHER INFORMATION
                          ---------------------------



      Item 1.     Legal Proceedings
                  -----------------

                  There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject other than as follows:

                  In August 1995, the Internal Revenue Service ("IRS") informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at September 30, 1995 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

      Item 2.     Changes in Securities
                  ---------------------

                      None

      Item 3.     Defaults Upon Senior Securities
                  -------------------------------

                      None

                    ---------------------------------------




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

                      None

      Item 5.     Other Information
                  -----------------

                      None

      Item 6.     Exhibits and Reports on Form 8-K
                  --------------------------------

                      (a)  Exhibits

                           (11) Computation of Earnings Per Share

                      (b)  No reports on Form 8-K have been filed
                           during the Company's fiscal quarter ended
                           September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 1995

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

                               INDEX TO EXHIBITS
                               -----------------



      Exhibits                                                  PAGE
      --------                                                  ----
      11    Computation of Earnings Per Share                   E-1

      27    Financial Data Schedule

