Form 10-Q/A
period 1995-09-30
NAPCO SECURITY SYSTEMS INC
filed 1995-11-21
CIK 69633

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

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
     --------------------------------------------------------------------

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                               SEPTEMBER 30, 1995

                                                                   PAGE
                                                                   ----
PART I - FINANCIAL INFORMATION (unaudited)
         Condensed Consolidated Balance Sheets,
         September 30, 1995 and June 30, 1995                        3

         Condensed Consolidated Statements of
         Income for the Three Months Ended
         September 30, 1995 and 1994                                 4

         Condensed Consolidated Statements of
         Cash Flows for the Three Months Ended
         September 30, 1995 and 1994                                 5

         Notes to Condensed Consolidated
         Financial Statements                                        6

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  8

PART II - OTHER INFORMATION                                          10


SIGNATURE PAGE                                                       12

INDEX TO EXHIBITS                                                    13

                 Computation of Earnings Per Share                   E-1

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)



                                                           September 30,     June 30,
                             ASSETS                            1995            1995
                                                            -----------    ----------
                                                                 (in thousands)
Current Assets:

         Cash and cash equivalents                            $ 1,606           $   368
         Accounts receivable, less allowance for doubtful
          accounts September 30, 1995  $631,000
                   June 30, 1995       $662,000                12,751            13,647
         Inventories, net (Note 2)                             23,693            24,178
         Prepaid expenses and other current assets                368               445
         Deferred income tax benefits, net                      1,278             1,278
                                                                -----            ------
                 Total current assets                          39,696            39,916

Property, Plant and Equipment, net of accumulated
    depreciation and amortization of $8,314 and $8,013
    respectively (Note 3)                                      12,550            12,503

Excess of Cost Over Fair Value of Assets Acquired, net          2,886             2,913
Deferred Financing Costs, net                                      67                70
Other Assets                                                      232               337
                                                              -------           -------

                                                              $55,431           $55,739
                                                              =======           =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                    $ 2,177           $ 2,182
         Notes payable to bank                                    500               500
         Accounts payable                                       3,947             4,001
         Accrued and other liabilities                          4,286             4,573
                                                              -------           -------

                 Total current liabilities                     10,910            11,256

Long-Term Debt                                                 14,975            15,275
Deferred Income Taxes                                             648               648
                                                               ------            ------
        Total liabilities                                      26,533            27,179
                                                               ------            ------
Stockholders' Equity:

         Common stock - par value $.01 per share;
          authorized 21,000,000 shares, 5,896,602 issued           59                59
         Additional paid-in capital                               719               719
         Retained earnings                                     28,121            27,783
         Less: Treasury stock, at cost (1,528,875 shares)          (1)               (1)
                                                              -------           -------

                 Total stockholders' equity                    28,898            28,560
                                                              -------           -------
                                                              $55,431           $55,739
                                                              =======           =======



See accompanying notes to Condensed Consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                             Three Months Ended
                                                                 September 30,
                                                           -------------------------
                                                             1995            1994
                                                           ---------       ---------
                                                           (in thousands, except per
                                                                   share data)

Net Sales                                                  $   11,769     $   11,170
Cost of Sales                                                   8,797          8,476
                                                           ----------     ----------

       Gross profit                                             2,972          2,694
Selling, General and Administrative Expenses                    2,031          2,160
                                                           ----------     ----------

       Operating income                                           941            534
                                                           ----------     ----------

Interest Expense, net                                             354            276
Other Expense, net                                                 40             22
                                                           ----------     ----------

                                                                  394            298
                                                           ----------     ----------

       Income before provision for income taxes                   547            236
Provision for Income Taxes (Note 4)                               209             30
                                                           ----------     ----------
       Net income                                          $      338     $      206
                                                           ==========     ==========



Earnings Per Share                                         $     0.08     $     0.05
                                                           ==========     ==========



Weighted Average Number of Shares Outstanding               4,402,727      4,383,830
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
                                                                     =======         =======


3.)              Property, Plant and Equipment
                 -----------------------------------------------------

                 Property, Plant and Equipment consists of:
                                                                September 30,       June 30,
                                                                    1995              1995
                                                                   -------           -------
                                                                            (unaudited)
                                                                           (in thousands)

                 Land                                                $   904         $   904
                 Building                                              8,707           8,595
                 Molds and dies                                        2,043           1,971
                 Furniture and fixtures                                1,019           1,005
                 Machinery and equipment                               7,776           7,633
                 Leasehold improvements                                  415             408
                                                                     -------         -------
                                                                      20,864          20,516
                 Less: Accumulated depreciation and amortization       8,314           8,013
                                                                     -------         -------
                                                                     $12,550         $12,503
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

