Form 10-Q
period 1995-12-31
NAPCO SECURITY SYSTEMS INC
filed 1996-02-20
CIK 69633

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______



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

                                 (516) 842-9400
-------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


                                      NONE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X               No
                         ---                  ----

         Number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1995:

     COMMON STOCK, $.01 PAR VALUE                     4,367,727
                PER SHARE

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                DECEMBER 31, 1995




                                                                        PAGE


PART I - FINANCIAL INFORMATION (unaudited)


     Condensed Consolidated Balance Sheets,
     December 31, 1995 and June 30, 1995                                 3

     Condensed Consolidated Statements of
     Income for the Six Months Ended
     December 31, 1995 and 1994                                          4

     Condensed Consolidated Statements of
     Income for the Three Months Ended
     December 31, 1995 and 1994                                          5

     Condensed Consolidated Statements of
     Cash Flows for the Six Months Ended
     December 31, 1995 and 1994                                          6

     Notes to Condensed Consolidated
     Financial Statements                                                7

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                          9



PART II - OTHER INFORMATION                                             11


SIGNATURE PAGE                                                          13


INDEX TO EXHIBITS                                                       14

     Computation of Earnings Per Share                                  E-1

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)



                                                             December 31,     June 30,
                        ASSETS                                  1995            1995
                                                             ------------     --------
                                                                    (in thousands)
Current Assets:
   Cash and cash equivalents                                   $  1,052        $    368
   Accounts receivable, less allowance for doubtful
    accounts: December 31, 1995   $617,000
              June 30, 1995       $662,000                       12,190          13,647
   Inventories, net (Note 2)                                     23,341          24,178
   Prepaid expenses and other current assets                        687             445
   Deferred income tax benefits, net                              1,278           1,278
                                                               --------        --------

     Total current assets                                        38,548          39,916

Property, Plant and Equipment, net of accumulated
   depreciation and amortization of $8,388 and $8,013
   respectively (Note 3)                                         12,694          12,503
Excess of Cost Over Fair Value of Assets Acquired, net            2,849           2,913
Deferred Financing Costs, net                                        64              70
Other Assets                                                        158             337
                                                               --------        --------

                                                               $ 54,313        $ 55,739
                                                               ========        ========



          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                           $  1,270        $  2,182
   Notes payable to bank                                             --             500
   Accounts payable                                               3,203           4,001
   Accrued and other liabilities                                  1,561           1,365
   Accrued taxes                                                  3,770           3,208
                                                               --------        --------

     Total current liabilities                                    9,804          11,256

Long-Term Debt                                                   14,675          15,275
Deferred Income Taxes                                               648             648
                                                               --------        --------

     Total liabilities                                           25,127          27,179
                                                               --------        --------
Stockholders' Equity:
   Common stock - par value $.01 per share;
    authorized 21,000,000 shares, 5,896,602 issued                   59              59
   Additional paid-in capital                                       719             719
   Retained earnings                                             28,409          27,783
   Less: Treasury stock, at cost (1,528,875 shares)                  (1)             (1)
                                                               --------        --------

     Total stockholders' equity                                  29,186          28,560
                                                               --------        --------

                                                               $ 54,313        $ 55,739
                                                               ========        ========


See accompanying notes to Condensed Consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                          Six Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        1995            1994
                                                    ----------       ----------
                                                     (in thousands, except per
                                                               share data)
Net Sales                                           $   23,276       $   23,214
Cost of Sales                                           17,385           17,619
                                                    ----------       ----------

     Gross profit                                        5,891            5,595
Selling, General and Administrative Expenses             4,154            4,445
                                                    ----------       ----------

     Operating income                                    1,737            1,150
                                                    ----------       ----------

Interest Expense, net                                      583              582
Other Expense, net                                         103               82
                                                    ----------       ----------

                                                           686              664
                                                    ----------       ----------

     Income before provision for income taxes            1,051              486
Provision for Income Taxes (Note 4)                        425               83
                                                    ----------       ----------

     Net income                                     $      626       $      403
                                                    ==========       ==========



Earnings Per Share                                  $     0.14       $     0.09
                                                    ==========       ==========



Weighted Average Number of Shares Outstanding        4,390,646        4,426,501
                                                    ==========       ==========











See accompanying notes to Condensed Consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                       Three Months Ended
                                                           December 31,
                                                    ---------------------------
                                                       1995            1994
                                                    ----------       ----------
                                                     (in thousands, except per
                                                             share data)

Net Sales                                           $   11,507       $   12,044
Cost of Sales                                            8,588            9,143
                                                    ----------       ----------

     Gross profit                                        2,919            2,901
Selling, General and Administrative Expenses             2,123            2,285
                                                    ----------       ----------

     Operating income                                      796              616
                                                    ----------       ----------

Interest Expense, net                                      229              306
Other Expense, net                                          63               60
                                                    ----------       ----------

                                                           292              366
                                                    ----------       ----------

     Income before provision for income taxes              504              250
Provision for Income Taxes (Note 4)                        216               53
                                                    ----------       ----------

     Net income                                     $      288       $      197
                                                    ==========       ==========



Earnings Per Share                                  $     0.07       $     0.04
                                                    ==========       ==========



Weighted Average Number of Shares Outstanding        4,375,136        4,428,805
                                                    ==========       ==========











See accompanying notes to Condensed Consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                 Six Months Ended
                                                                    December 31,
                                                               ----------------------
                                                                1995           1994
                                                               -------        -------
                                                                   (in thousands)


Net Cash Provided by (Used in) Operating Activities            $ 3,212        $  (952)
                                                               -------        -------

Cash Flows from Investing Activities:
   Purchases of property, plant and equipment                     (516)        (1,982)
                                                               -------        -------

     Net cash used in investing activities                        (516)        (1,982)
                                                               -------        -------

Cash Flows from Financing Activities:
   Principle payments on short-term debt                          (500)            --
   Proceeds from long-term debt borrowings                          --          2,668
   Principle payments on long-term debt                         (1,512)          (961)
                                                               -------        -------

     Net cash provided by (used in) financing activities        (2,012)         1,707
                                                               -------        -------


Net Increase (Decrease) in Cash and Cash Equivalents               684         (1,227)

Cash and Cash Equivalents at Beginning of Period                   368          1,335
                                                               -------        -------

Cash and Cash Equivalents at End of Period                     $ 1,052        $   108
                                                               -------        -------


Cash Paid During the Period for:


  Interest                                                     $   640        $   568
                                                               =======        =======


  Income taxes                                                 $   137        $    60
                                                               =======        =======


See accompanying notes to Condensed Consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)       Summary of significant accounting policies
          and other disclosures
          ----------------------------------------------------------------------

          The information for the three and six months ended December 31, 1995 and 1994 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

          The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)       Inventories
          ----------------------------------------------------------------------


          Inventories consist of:                                        December 31,     June 30,
                                                                            1995            1995
                                                                        ------------      ---------
                                                                                 (unaudited)
                                                                                (in thousands)

          Component parts                                                $   9,370       $  9,706
          Work-in-process                                                    6,313          6,539
          Finished products                                                  7,658          7,933
                                                                         =========       ========
                                                                         $  23,341       $ 24,178
                                                                         =========       ========



3.)       Property, Plant and Equipment
          ----------------------------------------------------------------------


          Property, Plant and Equipment consists of:

                                                                        December 31,        June 30,
                                                                            1995              1995
                                                                        ------------       ---------
                                                                                 (unaudited)
                                                                                (in thousands)

          Land                                                           $     904         $    904
          Building                                                           8,721            8,595
          Molds and dies                                                     2,132            1,971
          Furniture and fixtures                                             1,029            1,005
          Machinery and equipment                                            7,874            7,633
          Building improvements                                                422              408
                                                                         ---------         --------
                                                                            21,082           20,516
          Less: Accumulated depreciation and amortization                    8,388            8,013
                                                                         =========         ========
                                                                         $  12,694         $ 12,503
                                                                         =========         ========

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

4.)  Income Taxes


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

     In August 1995, the Internal Revenue Service ("IRS") informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company proposing adjustments that would result in taxes due of approximately
     $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at December 31, 1995 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Results of Operations
------------------------

Sales for the six months ended December 31, 1995 remained relatively flat at $23,276,000 as compared to $23,214,000 for the same period a year ago. For the three months ended December 31, 1995 sales decreased 4% to $11,507,000 from $12,044,000 a year ago. This decrease is primarily attributable to a delay in delivery of a component part which was critical to the manufacturing process of one of the Company's primary products. This component has subsequently been delivered and sales orders previously held up due to this delay are now shipping regularly.

The Company's gross profit margin for the six months ended December 31, 1995 increased 5% to $5,891,000 or 25.3% of sales as compared to $5,595,000 or 24.1% of sales for the same period a year ago. For the three months ended December 31, 1995, gross profit remained relatively flat at $2,919,000 as compared to $2,901,000 a year ago. As a percentage of sales, however, gross profit increased to 25.4% of sales as compared to 24.1% last year. The increases in both gross profit and gross profit percentage are primarily attributable to cost savings being generated by the Company's offshore facility in the Dominican Republic. These savings are a direct result of improved production efficiencies resulting from its manufacturing operations now being under one roof.

Selling, general and administrative expenses for the six months ended December 31, 1995 decreased by 7% to $4,154,000 as compared to $4,445,000 a year ago. For the three months ended December 31, 1995, selling, general and administrative expenses decreased by 7% to $2,123,000 from $2,285,000 last year. These decreases are due to the Company's continuing efforts towards cost containment.

Interest and other expense for the six months ended December 31, 1995 remained relatively flat at $686,000 as compared to $664,000 for the same period a year ago. For the three months ended December 31, 1995, interest and other expenses decreased 20% to $292,000 as compared to $366,000 for the same period in fiscal 1995. This decrease is due to a decrease in the Company's average outstanding debt from the same period a year ago.

Provision for income taxes increased $342,000 to $425,000 for the six months ended December 31, 1995 as compared to $83,000 a year ago. Provision for income taxes for the three months ended December 31, 1995 increased $163,000 to $216,000 as compared to $53,000 a year ago. These increases reflect the relative increase in taxable income of the Company's domestic operations in comparison to its foreign subsidiary.

Net income increased by 55% to $626,000 or $.14 per share for the six months ended December 31, 1995 from $403,000 or $.09 per share for the same period a year ago. For the three months ended December 31, 1995 net income increased by 46% to $288,000 or $.07 per share as compared to $197,000 or $.04 per share for the same quarter a year ago. This increase is primarily the result of the items discussed above.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (continued)



Liquidity and Capital Resources
-------------------------------

During the six months ended December 31, 1995 the Company utilized a large portion of its cash generated from operations to make principle payments on its debt as well as to purchase property and equipment. The remaining cash provided by operations resulted in an increase in cash and cash equivalents to $1,052,000 at December 31, 1995 from $368,000 as of June 30, 1995.

Accounts receivable at December 31, 1995 decreased by $1,457,000 to $12,190,000 as compared to $13,647,000 at June 30, 1995. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1995 as compared to the quarter ended December 31, 1995 as well as improved collection procedures.

Inventory at December 31, 1995 was $23,341,000, decreasing by $837,000 from $24,178,000 at June 30, 1995. This decrease is predominantly the result of the completion of the Company's move into its new production facility in the Dominican Republic. With the move completed, the Company continues to reduce the additional inventory which it carried as a precaution against possible inefficiencies during the move.

On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as agent. In conjunction with this agreement, the banks have received as collateral all accounts receivable and inventory located in the United States. The revolving credit loan, which bears interest based on a number of options available to the Company, converts to a term loan on June 30, 1997 payable in sixteen (16) equal quarterly installments beginning on September 30, 1997. The agreement contains various covenants and restrictions on the Company. As of December 31, 1995 the Company was not in compliance with certain of these financial covenants for which they anticipate receiving the appropriate waivers from the banks. On March 31, 1995, the Company amended its existing revolving credit and term loan facility to provide for an additional $2,000,000 secured line of credit. Any borrowings arising from this additional line are to be repaid in full on or before April 1, 1996. As of December 31, 1995 there were no outstanding borrowings under this line.

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

As of December 31, 1995 the Company had no material committments for capital expenditures.

                           PART II - OTHER INFORMATION
                           ---------------------------


     Item 1.     Legal Proceedings
                 -----------------

                 There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject other than as follows:

                 In August 1995, the Internal Revenue Service ("IRS") informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at December 31, 1995 to address the ultimate resolution of this matter so that it will not have a material adverse effect on the Company's consolidated financial statements.


     Item 2.     Changes in Securities
                 ---------------------

                     None


     Item 3.     Defaults Upon Senior Securities
                 -------------------------------

                     None


     Item 4.     Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

                 (a) An annual meeting of the stockholders of the Company
                     (the "Annual Meeting") was held on November 21, 1995.

                 (b) The names of the directors elected at the Annual Meeting are: Richard Soloway, Kenneth Rosenberg, Randy B. Blaustein and Andrew J. Wilder.

                 (c) A stockholder proposal to expand the Board of Directors from four (4) to six (6) directors, three (3) of which would be independent, was not passed.

                     ---------------------------------------



     Item 5.     Other Information
                 -----------------

                     None


     Item 6.     Exhibits and Reports on Form 8-K
                 --------------------------------

                     (a)  Exhibits

                          (11) Computation of Earnings Per Share

                     (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 20, 1996


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



     Exhibits                                                             PAGE
     --------                                                            ------

     11  Computation of Earnings Per Share                                E-1

     27  Financial Data Schedule