Form 10-Q
period 1996-03-31
NAPCO SECURITY SYSTEMS INC
filed 1996-05-15
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- - --   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:    MARCH 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- - --   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _______________ TO _______________ .


Commission File Number:              0-10004
                        ----------------------------------


                        NAPCO SECURITY SYSTEMS, INC.
          ---------------------------------------------------------
           (Exact name of Registrant as specified in its charter)



          DELAWARE                                     11-2277818
- - --------------------------------         --------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

     333 Bayview Avenue
     Amityville, New York                                11701
- - --------------------------------         --------------------------------------
                                                      (Zip Code)


                               (516) 842-9400
            -----------------------------------------------------
             (Registrant's telephone number including area code)

                                    NONE
            -----------------------------------------------------
             (Former name, former address and former fiscal year
                        if changed from last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

               Yes   X                          No
                   -----                           -----

   Number of shares outstanding of each of the issuer's classes of common stock,
as of:      MARCH 31, 1996

           COMMON STOCK, $.01 PAR VALUE PER SHARE        4,367,727

                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                    INDEX

                               MARCH 31, 1996

                                                                           Page
                                                                           ----
PART I:  FINANCIAL INFORMATION (unaudited)

      Condensed Consolidated Balance Sheets,
      March 31, 1996 and June 30, 1995                                       3

      Condensed Consolidated Statements of Income for the Nine
      Months Ended March 31, 1996 and 1995                                   4

      Condensed Consolidated Statements of Income for the Three
      Months Ended March 31, 1996 and 1995                                   5

      Condensed Consolidated Statements of Cash Flows for the Nine
      Months Ended March 31, 1996 and 1995                                   6

      Notes to Condensed Consolidated Financial Statements                   7

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                  8

PART II:  OTHER INFORMATION                                                 10

SIGNATURE PAGE                                                              11

INDEX TO EXHIBITS                                                           12

      Computation of Earnings Per Share                                     E-1

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                        March 31,        June 30,
                          ASSETS                                          1996             1995
                          ------                                     -------------    ------------
                                                                           (in thousands)
Current Assets:
   Cash and cash equivalents                                          $     167        $     368
   Accounts receivable, less allowance for doubtful accounts:
      March 31, 1996    $617,000
      June 30, 1995     $662,000                                         12,612           13,647
   Inventories, net (Note 2)                                             25,546           24,178
   Prepaid expenses and other current assets                                368              445
   Deferred income taxes, net                                             1,278            1,278
                                                                     ------------     ------------
      Total current assets                                               39,971           39,916

Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
      March 31, 1996    $8,914,000
      June 30, 1995     $8,013,000                                       12,522           12,503
Excess of Cost Over Fair Value of Assets Acquired, net                    2,833            2,913
Deferred Financing Costs, net                                                58               70
Other Assets                                                                199              337
                                                                     ------------     ------------
                                                                      $  55,583        $  55,739
                                                                     ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current Liabilities:
   Current portion of long-term debt                                  $   1,275        $   2,182
   Notes payable to bank                                                      0              500
   Accounts payable                                                       5,118            4,001
   Accrued and other current liabilities                                  1,144            1,365
   Accrued taxes                                                          3,578            3,208
                                                                     ------------     ------------
      Total current liabilities                                          11,115           11,256
Long-Term Debt                                                           14,525           15,275
Deferred Income Taxes                                                       648              648
      Total liabilities                                                  26,288           27,179
                                                                     ------------     ------------
Stockholders' Equity:
   Common stock: par value $.01 per share; 21,000,000 shares
      authorized, 5,896,602 shares issued                                    59               59
   Additional paid-in capital                                               719              719
   Retained earnings                                                     28,518           27,783
   Less: Treasury stock, at cost (1,528,875 shares)                          (1)              (1)
                                                                     ------------     ------------
      Total stockholders' equity                                         29,295           28,560
                                                                     ------------     ------------
                                                                      $  55,583        $  55,739
                                                                     ============     ============




     See accompanying notes to Condensed consolidated Financial Statements.

                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                            Nine Months Ended
                                                                                March 31,
                                                                  -------------------------------------
                                                                        1996                 1995
                                                                  ----------------     ----------------
                                                                  (in thousands, except per share data)
Net Sales                                                          $     35,360          $    34,375
Cost of Sales                                                            26,511               26,066
                                                                  ----------------     ----------------
      Gross Profit                                                        8,849                8,309

Selling, General and Administrative Expenses                              6,539                7,128
                                                                  ----------------     ----------------
      Operating income                                                    2,310                1,181
                                                                  ----------------     ----------------
Interest Expense, net                                                       938                  947
Other Expense, net                                                          137                   93
                                                                  ----------------     ----------------
                                                                          1,075                1,040
                                                                  ----------------     ----------------
      Income before provision for income taxes                            1,235                  141

Provision for Income Taxes                                                  500                   33
                                                                  ----------------     ----------------
      Net income                                                   $        735          $       108
                                                                  ================     ================



Earnings Per Share                                                 $       0.17          $      0.02
                                                                  ================     ================


Weighted Average Number of Shares Outstanding                         4,386,960            4,427,478
                                                                  ================     ================





     See accompanying notes to Condensed consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
                                                                        1996                 1995
                                                                  ----------------     -----------------
                                                                  (in thousands, except per share data)
Net Sales                                                           $    12,084          $      11,161
Cost of Sales                                                             9,126                  8,447
                                                                  ----------------     -----------------

      Gross Profit                                                        2,958                  2,714

Selling, General and Administrative Expenses                              2,385                  2,683
                                                                  ----------------     -----------------
      Operating income                                                      573                     31
                                                                  ----------------     -----------------

Interest Expense, net                                                       355                    365
Other Expense, net                                                           34                     11
                                                                  ----------------     -----------------
                                                                            389                    376
                                                                  ----------------     -----------------
      Income (loss) before provision for (recovery of)
        income taxes                                                        184                   (345)

Provision for (recovery of) Income Taxes                                     75                    (50)
                                                                  ----------------     -----------------

      Net income (loss)                                             $       109          $        (295)
                                                                  ================     =================



Earnings (Loss) Per Share                                           $      0.02          $       (0.07)
                                                                  ================     =================


Weighted Average Number of Shares Outstanding                         4,392,103              4,424,190
                                                                  ================     =================





     See accompanying notes to Condensed consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                             Nine Months Ended
                                                                                  March 31,
                                                                     ------------------------------------
                                                                          1996                 1995
                                                                     ---------------     ----------------
                                                                               (in thousands)
Net Cash Provided by (Used in) Operating Activities                    $     2,876         $       (952)
                                                                     ---------------     ----------------
Cash Flows from Investing Activities:
   Purchases of property, plant and equipment                                 (920)              (1,982)
                                                                     ---------------     ----------------
      Net cash used in investing activities                                   (920)              (1,982)
                                                                     ---------------     ----------------

Cash Flows from Financing Activities:
   Principle payments on short-term debt                                      (500)                   -
   Proceeds from long-term debt borrowings                                       -                2,668
   Principle payments on long-term debt                                     (1,657)                (961)
                                                                     ---------------     ----------------

      Net cash provided by (used in) financing activities                   (2,157)               1,707
                                                                     ---------------     ----------------

Net Decrease in Cash and Cash Equivalents                                     (201)              (1,227)

Cash and Cash Equivalents at Beginning of Period                               368                1,335
                                                                     ---------------     ----------------

Cash and Cash Equivalents at End of Period                             $       167         $        108
                                                                     ===============     ================



Cash Paid During the Period for:

   Interest                                                            $       952         $        568
                                                                     ===============     ================

   Income taxes                                                        $       129         $         60
                                                                     ===============     ================





     See accompanying notes to Condensed consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.)   Summary of Significant Accounting Policies and Other Disclosures

      The information for the three and nine months ended March 31, 1996 and 1995 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

      The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.


2.)   Inventories

      Inventories consist of:                                         March 31,         June 30,
                                                                       1996              1995
                                                                 ----------------   --------------
             Component parts                                       $     10,555       $    9,706
             Work-in-process                                              7,009            6,539
             Finished products                                            7,982            7,933
                                                                 ----------------   --------------
                                                                   $     25,546       $   24,178
                                                                 ================   ==============

3.)   Property, Plant and Equipment

      Property, Plant and Equipment consists of:                    March 31,          June 30,
                                                                       1996             1995
                                                                 ----------------   --------------
             Land                                                  $        904       $      904
             Building                                                     8,781            8,595
             Molds and dies                                               2,235            1,971
             Furniture and fixtures                                       1,029            1,005
             Machinery and equipment                                      8,061            7,633
             Building improvements                                          426              408
                                                                 ----------------   --------------
                                                                         21,436           20,516
             Less: Accumulated depreciation and amortization              8,914            8,013
                                                                 ----------------   --------------
                                                                   $     12,522       $   12,503
                                                                 ================   ==============

4.) The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", effective July 1, 1993. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

      In August 1995, the Internal Revenue Service ("IRS") informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assess- ment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at March 31, 1996 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Results of Operations

Sales for the nine months ended March 31, 1996 increased approximately 3% to $35,360,000 as compared to $34,375,000 for the same period a year ago. For the three months ended March 31, 1996 sales increased 8% to 12,084,000 from $11,161,000 a year ago. This increase is primarily attributable to the delivery of orders from the prior quarter which were held up at that time due to a delay in delivery of a component critical to the manufacturing process of one of the Company's primary products. The backlog due to this delay has since been completely filled.

The Company's gross profit margin for the nine months ended March 31, 1996 increased 6% to $8,849,000 or 25.0% of sales as compared to $8,309,000 or 24.2% of sales for the same period a year ago. For the three months ended March 31, 1996, gross profit increased by 9% to $2,958,000 or 24.5% of sales as compared to $2,714,000 or 24.3% of sales for the same period a year ago. These increases in both gross profit and gross profit percentage are primarily attributable to cost savings being generated by the Company's offshore facility in the Dominican Republic. These savings are a direct result of improved production efficiencies resulting from its manufacturing operations now being under one roof.

Selling, general and administrative expenses for the nine months ended March 31, 1996 decreased by 8% to $6,539,000 as compared to $7,128,000 a year ago. For the three months ended March 31, 1996, selling, general and administrative expenses decreased by 11% to $2,385,000 from $2,683,000 last year. These decreases are due to the Company's continuing efforts towards cost containment.

Interest and other expense for the nine months ended March 31, 1996 remained relatively flat at $1,075,000 as compared to $1,040,000 for the same period a year ago. For the three months ended March 31, 1996, interest and other expenses remained relatively constant at $389,000 as compared to $376,000 for the same period in fiscal 1995.

Provision for income taxes increased $467,000 to $500,000 for the nine months ended March 31, 1996 as compared to $33,000 a year ago. For the three months ended March 31, 1996 the provision for income taxes increased by $125,000 to $75,000 as compared to a recovery of $50,000 for the same period a year ago. These increases reflect the relative increase in taxable income of the Company's domestic operations in comparison to its foreign subsidiary.

Net income increased by $627,000 to $735,000 or $.17 per share for the nine months ended March 31, 1996 from $108,000 or $.02 per share for the same period a year ago. For the three months ended March 31, 1996 net income increased by $404,000 to $109,000 or $.02 per share as compared to a loss of $295,000 or $.07 per share for the same quarter a year ago. This increase is primarily the result of the items discussed above.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

During the nine months ended March 31, 1996 the Company utilized its cash generated from operations to make principle payments on its debt as well as to purchase property, plant, and equipment. The utilization of these resources as well as certain existing resources resulted in a decrease in cash and cash equivalents to $167,000 at March 31, 1996 from $368,000 as of June 30, 1995.

Accounts Receivable at March 31, 1996 decreased by $1,035,000 to $12,612,000 as compared to $13,647,000 at June 30, 1995. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1995 as compared to the quarter ended March 31, 1996 as well as improved collection procedures.

Inventory at March 31, 1996 was $25,546,000, increasing by $1,368,000 from $24,178,000 at June 30, 1995. This increase is predominantly the result of the Company's build-up of resources in preparation for production of several new product lines including new products relating to a large sales contract received at the end of the quarter.

On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as agent. In conjunction with this agreement, the banks have received as collateral all accounts receivable and inventory located in the United States. The revolving credit loan, which bears interest based on a number of options available to the Company, converts to a term loan on June 30, 1997 payable in sixteen (16) equal quarterly installments beginning on September 30, 1997. The agreement contains various covenants and restrictions on the Company. As of March 31, 1996 the Company was not in compliance with certain of these financial covenants for which they anticipate receiving the appropriate waivers from the banks. On March 31, 1995, the Company amended its existing revolving credit and term loan facility to provide for an additional $2,000,000 secured line of credit. All borrowings arising from this additional line have been repaid in full as of the expiration date of April 1, 1996. As of March 31, 1996 there were no outstanding borrowings under this line. Subsequent to the expiration of this $2,000,000 secured line of credit, the Company negotiated a new $2,000,000 secured line of credit with its primary bank which expires on November 30, 1996. To date there are no outstanding borrowings under this new facility.

On July 28, 1994 the Company entered into a separate $2,000,000 line of credit with its primary bank to be used in connection with commercial and standby letters of credit.

On April 26, 1993 the Company's foreign subsidiary entered into a 99 year land lease of approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000. The foreign subsidiary relocated its operations to this site at the end of fiscal 1995.

As of March 31, 1996 the Company had no material committments for capital expenditures.

         PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject other than as follows:

         In August 1995, the Internal Revenue Service ("IRS") informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company proposing adjustments that would result in taxes due af approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at March 31, 1996 to address the ultimate resolution of this matter so that it will not have a material adverse effect on the Company's consolidated financial statements.

Item 2.  Changes in Securities

                   None

Item 3.  Defaults Upon Senior Securities

                   None

Item 4.  Submission of Matters to a Vote of Security Holders

                   None

Item 5.  Other Information

                   None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (11)  Computation of Earnings Per Share

    (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 13, 1996


                         NAPCO SECURITY SYSTEMS, INC.
                                 (Registrant)


 By:/s/  Richard Soloway                    By: /s/  Kenneth Rosenberg
    -----------------------------------        ---------------------------------
    Richard Soloway                             Kenneth Rosenberg
    Chairman of the Board of Directors          President and Treasurer
     and Secretary                              (Co-Principal Executive Officer)
    (Co-Principal Executive Officer)


                  By: /s/  Kevin S. Buchel
                     ----------------------------------------
                      Kevin S. Buchel
                      Senior Vice President of Operations
                       and Finance
                      (Principal Financial and Accounting
                       Officer)

                              INDEX TO EXHIBITS

Exhibits                                                          Page
- - --------                                                        --------
11    Computation of Earnings Per Share                            E-1

27    Financial Data Schedule