Form 10-K
period 1996-06-30
NAPCO SECURITY SYSTEMS INC
filed 1996-10-15
CIK 69633

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   [X]              Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934 [Fee Required]
                     For the fiscal year ended June 30, 1996

                                       or

   [ ]          Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934 [No Fee Required]
               For the Transition period from ________ to ________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of September 20, 1996, 4,367,727 shares of Common Stock were outstanding, and the aggregate market value of the stock (based upon the last sale price of the stock on such date) held by non-affiliates was approximately $17,470,908.

         Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement in connection with its 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

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

         Control Panels. A control panel is the "brain" of an alarm system. When activated by any one of the various types of intrusion detectors, it can activate an audible alarm and/or various types of communication devices. For marketing purposes, the Company refers to its control panels by the trade name, generally "Magnum AlertTM" followed by a numerical designation.

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

Research and Development

         The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 1996, 1995, and 1994, the Company expended approximately $3,296,000, $3,252,000, and $2,883,000, respectively, on Company- sponsored research and development activities conducted by its engineering department and outside consultants. Substantially all of the Company's research and development activities during fiscal 1996, 1995 and 1994 were conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

         As of June 30, 1996, the Company had approximately 990 full-time employees.

Marketing and Major Customers

         The Company's staff of approximately 36 sales and marketing support employees located at the Company's headquarters sells and markets the Products directly to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 85% of the Company's total sales for the fiscal year ended June 30, 1996. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities. Some of the Company's products are marketed under the "private label" of certain customers.

         Sales to A.D.T., Ademco Distribution (A.D.I.), and King Alarm, each unaffiliated with the Company, together accounted for approximately 42% and 39% of the Company's total sales for the fiscal years ended June 30, 1996 and 1995 (see footnote 10 to Notes to Consolidated Financial Statements as to percentage breakdown). The loss of any of these customers could have a material adverse effect on the Company's business.

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

         In general, orders for the Products are processed by the Company from inventory. A backlog of approximately $5,300,000 existed as of June 30, 1996, partially due to several large orders received during the fourth quarter. This compared to a backlog of approximately $5,152,000 a year ago.

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

                    Financial Information Relating to Foreign
                   and Domestic Operations and Export Sales(1)

                                           1996             1995              1994
                                           ----             ----              ----
                                                       (in thousands)
Sales to unaffiliated
 customers:
         United States                    $49,088          $48,078           $46,873
         Foreign                                0                0                 0

Operating income:
         United States                    $ 2,928           $2,331           $ 2,216
         Foreign                                0                0                 0

Sales or transfers between
 geographic areas:                        $28,588          $36,023           $36,507

Identifiable assets:
         United States                    $33,084          $36,031           $31,297
         Foreign                          $24,235          $19,708           $22,513

Export sales:
         United States(2)                 $ 8,915          $ 8,865           $ 7,795

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

         The Company's foreign subsidiary, NSS Caribe, S.A., is located in the Dominican Republic where it owns a building of approximately 167,000 square feet of production and warehousing space. That subsidiary also leases the land associated with this building under a 99 year lease expiring in the year 2092.
--------
(1) Certain prior year amounts have been reclassified to conform to current year presentation.

(2) Export sales from the United States in fiscal year 1996 included sales of approximately $4,888,000 and $2,224,000 to Europe and North America, respectively. Export sales from the United States in fiscal year 1995 included sales of approximately $5,038,000 and $1,523,000 to Europe and North America, respectively.

As of June 30, 1996, most of the Company's sales related to labor on assemblies, goods and subassemblies at these sites, utilizing U.S. quality control standards.

         Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject, other than as follows:

         In May, 1995 the Company was advised of an unexpected Chapter 7 bankruptcy filing of one of its customers. As a result of anticipated cash recoveries, management is confident that the Company's allowance for doubtful accounts at June 30, 1996 is sufficient and that this bankruptcy filing will not have a material adverse effect on the Company's financial position or results of operations.

         In August 1995, the Internal Revenue Service informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1987 through 1992. The Internal Revenue Service has issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million, excluding interest charges. The primary adjustments presented by the Internal Revenue Service relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at June 30, 1996 to address the ultimate resolution of this matter, so that it will not have a material impact on the Company's consolidated financial statements. (See Note 4 to Consolidated Financial Statements.)

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

                                                        Quarter Ended
                                                         Fiscal 1996

                                            Sept. 30          Dec. 31         March 31         June 30
                                            --------          -------         --------         -------
Common Stock

         High                               $3.13             $4.00           $4.13            $4.50

         Low                                $2.00             $2.25           $3.00            $3.38

                                                        Quarter Ended
                                                         Fiscal 1995

                                            Sept. 30          Dec. 31         March 31         June 30
                                            --------          -------         --------         -------

Common Stock

         High                               $4.00             $4.00           $2.95            $4.75

         Low                                $3.00             $2.63           $2.25            $3.13

Approximate Number of Security Holders

         The number of holders of record of NAPCO's Common Stock as of September 23, 1996 was 272 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

         NAPCO has declared no cash dividends during the past three years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                                         Year Ended June 30
                              -----------------------------------------------------------------------
                                1996            1995            1994            1993            1992
                                ----            ----            ----            ----            ----
                                              (in thousands, except for per share data)
OPERATIONS
Revenue                       $49,088         $48,078         $46,873         $46,560         $38,816
Gross Profit                   11,302          11,325          11,068          11,925           9,623
Provision for
 (recovery of)
 Income Taxes                     515             532              37             (32)           (796)
Net Income                      1,014             512           1,254           2,317           1,406
Net Income per share              .23             .12             .29             .53             .32
Cash Dividends per
 Share                              0               0               0               0               0


                                                             As of June 30
                              -------------------------------------------------------------------------
                                1996            1995            1994            1993            1992
                                ----            ----            ----            ----            ----
                                              (in thousands, except for per share data)
FINANCIAL CONDITION
Total Assets                  $57,319         $55,739         $53,810         $51,233         $45,475
Long-term Debt                 14,150          16,275          13,690           6,567           7,950
Working Capital                28,676          28,660          28,033          19,936          19,038
Stockholders' Equity           29,574          28,560          28,048          26,793          24,474
Stockholders' Equity
 per Outstanding
 Share                           6.77            6.54            6.42            6.14            5.60

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash on hand combined with proceeds from operating activities during fiscal 1996 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The primary source of financing related to borrowings under $2,000,000 short-term line of credit and an $11,000,000 secured revolving credit and term loan facility with two banks. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. The Company's primary internal source of liquidity is the cash flow

---------------

        (1) The Company has never declared or paid a cash dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business.

generated from operations. As of June 30, 1996, the Company's unused sources of funds consisted principally of $426,000 in cash and approximately $425,000 (after direct borrowings, commercial letters of credit and stand-by letters of credit) which represent the unused portion of its secured short-term borrowing facility.

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

         In addition, a subsidiary of the Company maintains a $4,500,000 line of credit with another bank, $3,375,000 of which was outstanding as of June 30, 1996 (see Note 6 to the Consolidated Financial Statements).

     The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                           1996          1995           1994
                           ----          ----           ----
Current Ratio              3.2 to 1     3.5 to 1       3.3 to 1

Sales to Receivables       3.6 to 1     3.5 to 1       3.2 to 1

Total Debt to Equity        .9 to 1       1 to 1        .9 to 1

               In fiscal 1988, the Company completed construction of a new manufacturing and administrative facility financed by a $3.9 million industrial revenue bond issue bearing interest at a variable rate determined weekly by the underwriting bank based upon market conditions. During fiscal 1996, the average interest rate was approximately 3.45% per annum. The bonds have a maturity date of April 1, 2000, subject to quarterly sinking fund payments.

               On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land near its former facility in the Dominican Republic, at an annual cost of approximately $272,000.

               As of June 30, 1996, the Company had no material commitments for purchases or capital expenditures.

               Working Capital. Working capital increased by $16,000 to $28,676,000 at June 30, 1996 from $28,660,000 at June 30, 1995. This was primarily due to an increase in accounts payable and accrued expenses, which was a result of increased inventories on new product lines. This was partially offset by reductions in short term debt and increased accounts receivable.

               Accounts Receivable. Accounts receivable increased by $112,000 to $13,759,000 at June 30, 1996 from $13,647,000 at June 30, 1995. This increase is primarily the result of higher sales in June 1996 as compared to June 1995 as partially offset by improved collection procedures.

               Inventory. Inventory increased by $1,766,000 to $25,944,000 at June 30, 1996 as compared to $24,178,000 at June 30, 1995. This increase is due primarily to the effect of the Company's building up of inventory levels in conjunction with the introduction of several new product lines, including the wireless program, the new Digital Lock product line and wireless product related to a large contract the Company received.

               Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $2,927,000 to $7,700,000 at June 30, 1996 from $4,773,000 at June 30, 1995. This increase is primarily the result of increased inventories as described above as well as more favorable credit terms negotiated with the Company's vendors.

Results of Operations

Fiscal 1996 Compared to Fiscal 1995

               Revenue. Revenue in fiscal 1996 increased approximately $1,010,000 or 2.1% to $49,088,000 from $48,078,000 in fiscal 1995. This increase was achieved despite a continued general price erosion in the marketplace.

               Gross Profits. The Company's gross profits remained relatively flat at $11,302,000 or 23% of sales in fiscal 1996 as compared to $11,325,000 or 23.6% of sales in fiscal 1995. The decrease in gross margin as a percentage of sales was primarily due to the aforementioned general price erosion in the marketplace, as partially offset by improvements in the Company's manufacturing efficiency.

               Expenses. Selling, general and administrative expenses in fiscal 1996 decreased 6.9% or $620,000 to $8,374,000 or 17.1% of sales from $8,994,000 or 18.7% of sales in fiscal 1995. This decrease is primarily the result of reductions in professional fees from those incurred in fiscal 1995. In addition, further decreases in expenses were achieved as a result of the continuation of general cost control procedures established by management.

               Other Expenses. Other Expenses in fiscal 1996 increased 8.7% or $112,000 to $1,399,000 from $1,287,000 in fiscal 1995. This increase is primarily the result of an unfavorable shift in the UK Pounds Sterling exchange rates.

               Income Taxes. Provision for income taxes decreased $17,000 to $515,000 or approximately 34% of income before provision for income taxes during fiscal 1996. This compared to a provision of $532,000 or approximately 51% of income before provision for income taxes during fiscal 1995. The higher effective income tax rate in 1995 was primarily due to the recording of additional income taxes related to DISC earnings that no longer qualify for tax deferral.

Fiscal 1995 Compared to Fiscal 1994

               Revenue. Revenue in fiscal 1995 increased approximately $1,205,000, or 2.6%, to $48,078,000 from $46,873,000 in fiscal 1994. This increase is primarily the result of increased export sales. In addition, the Company was able to achieve this increase despite the Chapter 7 bankruptcy filing of one of its major customers.

               Gross Profits. The Company's gross profits increased $257,000 to $11,325,000 or 23.6% of the sales in fiscal 1995 from $11,068,000 or 23.6% of sales in fiscal 1994. The increase in gross profit is primarily due to the higher sales, as previously discussed.

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

Effects of Inflation

               During the three-year period ended June 30, 1996, inflation and changing prices did not have a significant impact on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                    TABLE OF CONTENTS OF FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995

                                                            Page
Report of Independent Public Accountants
 as of June 30, 1996 and 1995 and for the
 3 Year Period Ended June 30, 1996 . . . . . . . . . . . . .  15

Consolidated Financial Statements:

Consolidated Balance Sheets as of
  June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . .  16

Consolidated Statements of Income
  for the Years Ended June 30,
  1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . .  17

Consolidated Statements of
  Stockholders' Equity for the
  Years Ended June 30, 1996, 1995
  and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .  18

Consolidated Statements of Cash
  Flows for the Years Ended
  June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . .  19

Notes to Consolidated Financial
  Statements, June 30, 1996, 1995 and 1994 . . . . . . . . .  20

Schedules:
         I.  Condensed Financial Information on
             Parent Company . . . . . . . . . . . . . . . . . 29

         II. Valuation and Qualifying Accounts  . . . . . . . 31

                           NAPCO SECURITY SYSTEMS, INC.
                           AND SUBSIDIARIES

                           CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF JUNE 30, 1996 AND 1995
                           TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Napco Security Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Systems, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

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

                               ARTHUR ANDERSEN LLP

Melville, New York
September 20, 1996

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1996 AND 1995

                                         ASSETS                                                   1996            1995
                                                                                         (in thousands, except share data)
CURRENT ASSETS:
   Cash                                                                                         $     426     $      368
   Accounts receivable, less reserve for doubtful accounts of $864 and
     $662, respectively                                                                            13,759         13,647
   Inventories, net                                                                                25,944         24,178
   Prepaid expenses and other current assets                                                          489            445
   Deferred income taxes                                                                              911          1,278
                                                                                               ----------      ---------
                Total current assets                                                               41,529         39,916

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
   and amortization of approximately $9,137 and $8,013, respectively                               12,549         12,503

GOODWILL, net of accumulated amortization of approximately $935
   and $828, respectively                                                                           2,806          2,913

OTHER ASSETS                                                                                          435            407
                                                                                               ----------      ---------
                                                                                                  $57,319        $55,739
                                                                                               ===========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                             $  1,500       $  2,182
   Notes payable to bank                                                                             -               500
   Accounts payable                                                                                 5,986          4,001
   Accrued expenses                                                                                 1,714            772
   Accrued salaries and wages                                                                         502            593
   Accrued taxes                                                                                    3,151          3,208
                                                                                               ----------      ---------
                Total current liabilities                                                          12,853         11,256

LONG-TERM DEBT                                                                                     14,150         15,275

DEFERRED INCOME TAXES                                                                                 742            648
                                                                                               ----------      ---------
                Total liabilities                                                                  27,745         27,179
                                                                                               ===========     ==========

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:

   Common stock, par value $.01 per share; authorized 21,000,000 shares;
     issued 5,896,602 shares; outstanding 4,367,727 shares                                             59             59
   Additional paid-in capital                                                                         719            719
   Retained earnings                                                                               28,797         27,783
   Less:  Treasury stock, at cost (1,528,875 shares)                                                   (1)            (1)
                                                                                               ----------      ---------
                Total stockholders' equity                                                         29,574         28,560
                                                                                               ----------      ---------
                                                                                                  $57,319        $55,739
                                                                                               ===========     ==========


        The accompanying notes are an integral part of these consolidated balance sheets.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                              1996             1995              1994
                                                                                  (in thousands, except share data)
NET SALES                                                                  $   49,088        $   48,078      $   46,873

COST OF SALES                                                                  37,786            36,753          35,805
                                                                              -------           -------         -------
                Gross profit                                                   11,302            11,325          11,068

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    8,374             8,994           8,852
                                                                              -------           -------         -------
                Operating income                                                2,928             2,331           2,216
                                                                              -------           -------         -------

OTHER INCOME (EXPENSE):
    Interest expense, net                                                      (1,278)           (1,398)           (803)
    Other, net                                                                   (121)              111            (122)
                                                                              -------           -------         -------
                                                                               (1,399)           (1,287)           (925)
                                                                              -------           -------         -------
                Income before provision for income taxes                        1,529             1,044           1,291

PROVISION FOR INCOME TAXES                                                        515               532              37
                                                                              -------           -------         -------

                Net income                                                 $    1,014        $      512      $    1,254
                                                                           ==========        ==========      ==========
EARNINGS PER SHARE                                                         $      .23        $      .12      $      .29
                                                                           ==========        ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                                             4,373,000         4,390,000       4,395,000
                                                                           ==========        ==========      ==========

              The accompanying notes are an integral part of these
                            consolidated statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                      Common Stock        Additional
                                                    Number of                Paid-in   Retained   Treasury
                                                    Shares        Amount     Capital    Earnings    Stock       Total
                                                                           (Dollars in thousands)
BALANCE AT JUNE 30, 1993                            5,896,002      $59         $718      $26,017      $(1)      $26,793

   Net income for the year ended June 30, 1994             --       --           --        1,254       --         1,254

   Exercise of stock options                              600       --            1           --       --             1
                                                    ---------      ---         ----      -------      ---       -------

BALANCE AT JUNE 30, 1994                            5,896,602       59          719       27,271       (1)       28,048

   Net income for the year ended June 30, 1995             --       --           --          512       --           512
                                                    ---------      ---         ----      -------      ---       -------

BALANCE AT JUNE 30, 1995                            5,896,602       59          719       27,783       (1)       28,560

   Net income for the year ended June 30, 1996             --       --           --        1,014       --         1,014
                                                    ---------      ---         ----      -------      ---       -------

BALANCE AT JUNE 30, 1996                            5,896,602      $59         $719      $28,797      $(1)      $29,574
                                                    =========      ===         ====      =======      ===       =======

  The accompanying notes are an integral part of these consolidated statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                                    1996           1995          1994
                                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 1,014       $   512      $ 1,254
   Adjustments to reconcile net income to net cash provided
     by operating activities-
     Depreciation and amortization                                                     1,425         1,357        1,482
     Provision for bad debts                                                             202           212           77
     Deferred income taxes                                                               351          (320)        -
     Changes in operating assets and liabilities resulting from increases and decreases in:
         Accounts receivable                                                            (314)          828       (2,676)
         Inventories                                                                  (1,766)         (565)         795
         Prepaid expenses and other current assets                                       (44)           25          (28)
         Other assets                                                                   (112)          (97)        (134)
         Accounts payable and accrued liabilities                                      2,779        (1,259)         612
                                                                                    --------        ------     --------
                  Net cash provided by operating activities                            3,535           693        1,382
                                                                                    --------        ------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                          (1,170)       (3,332)      (1,629)
                                                                                    --------        ------     --------
                  Net cash used in investing activities                               (1,170)       (3,332)      (1,629)
                                                                                    --------        ------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from short-term notes payable to bank                                   -              500        1,650
   Principal payments on notes payable to bank                                          (500)       (8,100)        -
   Principal payments on capital lease obligation                                         (7)          (21)         (28)
   Principal payments on long-term debt                                               (1,800)       (1,925)      (2,325)
   Proceeds from long-term debt                                                         -           11,218        1,413
   Proceeds from issuance of common stock                                               -             -               1
                                                                                    --------        ------     --------
                  Net cash (used in) provided by financing activities                 (2,307)        1,672          711
                                                                                    --------        ------     --------
NET INCREASE (DECREASE) IN CASH                                                           58          (967)         464

CASH, beginning of year                                                                  368         1,335          871
                                                                                    --------        ------     --------
CASH, end of year                                                                    $   426       $   368      $ 1,335
                                                                                    ========        ======      =======
CASH PAID DURING THE YEAR FOR:
   Interest                                                                          $ 1,155       $ 1,388      $   914
                                                                                    ========        ======      =======
   Income taxes                                                                      $   144       $    61      $    42
                                                                                    ========        ======      =======

  The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996, 1995 AND 1994

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Napco Security Systems, Inc. and subsidiaries (the "Company") is engaged principally in the development, manufacture and distribution of security devices for commercial and residential use.

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Systems, Inc. and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost (using the FIFO, first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Depreciation is recorded over the estimated service lives of the related assets using primarily the straight-line method. Amortization of leasehold improvements is calculated by using the straight-line method over the estimated useful life of the asset or lease term, whichever is shorter.

Goodwill

Goodwill is being amortized on a straight-line basis over 35 years. The recoverability of the carrying value of intangible assets is evaluated on a recurring basis. The primary indicators of recoverability are current and forecasted profitability of the acquired business. In the years ended June 30, 1996 and 1995, there were no adjustments to the carrying value of goodwill.

Deferred Financing Costs

Deferred financing costs associated with the issuance of the Industrial Revenue Bonds (see Note 6 (c)), and from obtaining the revolving credit and term loan facility (see Note 6(a)) are being amortized over the respective terms of the related debt.

Revenue

Revenue is recognized upon shipment of the Company's products to its customers.

Income Taxes

Deferred income taxes are recognized for the expected future tax consequences of temporary differences between the amounts reflected for financial reporting and tax purposes. The provision for income taxes represents U.S. Federal and state taxes on income generated from U.S. operations. Income generated by the Company's foreign subsidiary is non-taxable. The Company accounts for the research and development credit as a reduction of income tax expense in the year in which such credits are allowable for tax purposes.

In prior years, the Company did not provide for income taxes on the undistributed earnings of its Domestic International Sales Corporation ("DISC") subsidiary because it was the Company's intent to continue the subsidiary's qualification for tax deferral. Due to the shifting of manufacturing outside the U.S., management determined in fiscal 1995 that the DISC no longer qualified for continued tax deferral. As a result, previously deferred earnings of the DISC totalling $2,031,000 must now be reported as taxable income over a ten-year period in the Company's future tax returns. The respective tax liability was recorded in fiscal 1995.

The Company does not provide for income taxes on the undistributed earnings of its foreign subsidiary because such earnings are reinvested abroad and it is the intention of management that such earnings will continue to be reinvested abroad. As of June 30, 1996 and 1995, approximately $17,206,000 and $16,441,000 in cumulative earnings of the foreign subsidiary are included in consolidated retained earnings.

Earnings Per Share

Earnings per share is computed based upon the weighted average number of common shares and common stock equivalents (options) outstanding. Fully diluted earnings per share does not materially differ from the earnings per share presented in the consolidated statements of income.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

2.      INVENTORIES:

Inventories, net, at June 30, 1996 and 1995, consist of the following:

                                                            1996              1995
                                                                  (in thousands)
        Component parts                                     $17,908           $16,616
        Work-in-process                                       4,449             2,320
        Finished products                                     3,587             5,242
                                                          ---------         ---------
                                                            $25,944           $24,178
                                                            =======           =======

3.      PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                                                                  Depreciation/
                                                                        June 30,                  amortization-
                                                                1996             1995             annual rates
                                                                    (in thousands)
     Land                                                      $     904       $     904         -
     Building                                                      8,807           8,595         3%
     Molds and dies                                                2,339           1,971         20%
     Furniture and fixtures                                          942           1,005         10% to 20%
     Machinery and equipment                                       8,268           7,633         10% to 33%
     Leasehold improvements                                          426             408         Shorter of the lease
                                                               ---------       ---------         term or life of asset
                                                                  21,686          20,516
     Less: Accumulated depreciation and
       amortization                                                9,137           8,013
                                                               ---------       ---------
                                                                 $12,549         $12,503
                                                               =========       ==========

Depreciation and amortization expense on property, plant and equipment was approximately $1,222,000, $1,189,000 and $1,304,000 for fiscal 1996, 1995 and
1994, respectively.

4.      INCOME TAXES:

In August 1995, the Internal Revenue Service informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1987 through 1992. The Internal Revenue Service has issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million, excluding interest charges. The primary adjustments presented by the Internal Revenue Service relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided an adequate reserve to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

The deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are as follows (in thousands):

                                                                                                          Net Deferred
                                                          Deferred Tax            Deferred Tax              Tax Asset
                                                            Assets                 Liabilities            (Liabilities)
                                                        1996       1995         1996         1995       1996        1995
     Current:
       Accounts receivable                               $346     $   265        $  -         $  -       $346      $  265
       Inventories                                        495         930           -            -        495         930
       Accrued liabilities                                 97         127           -            -         97         127
       Other                                               54          64          81          108        (27)        (44)
                                                       ------   ---------      ------        -----     ------     -------
                                                          992       1,386          81          108        911       1,278
     Noncurrent:
       Fixed assets                                      -           -            742          648       (742)       (648)
                                                       ------   ---------      ------        -----     ------     -------

                  Total deferred taxes                   $992      $1,386        $823         $756       $169      $  630
                                                         ====      ======        ====         ====       ====      ======

As a result of the U.S. operations generating income in fiscal 1996 and 1995, management now believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at June 30, 1996 and 1995. Accordingly, the Company has not reflected any valuation allowance against the deferred tax assets at June 30, 1996 and 1995. Furthermore, management believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

Provision for income taxes consists of the following:

                                                                 For the Years Ended June 30,
                                                            1996             1995              1994
                                                                        (in thousands)
        Taxes currently payable:
           Federal                                            $104           $  35          $ -
           State                                                19              48           37
                                                              ----           -----          ---
                                                               123              83           37
        Taxable DISC earnings and other                         41             769            -
        Deferred income tax provision (benefit)                351            (320)           -
                                                              ----           -----          ---
                Provision for income taxes                    $515           $ 532          $37
                                                              ====            ====          ===

The difference between the statutory United States Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows:

                                                                   1996                    1995                  1994
                                                                        % of                    % of                  % of
                                                                       pre-tax                 pre-tax               pre-tax
                                                              Amount  income          Amount  income        Amount  income
                                                                             (in thousands, except percentages)
Tax at Federal statutory rate                                 $520      34.0%         $355       34.0%      $439      34.0%
Increases (decreases) in taxes resulting from:
   State income taxes, net of Federal income
     tax benefit                                                44       2.9            32        3.1         24       1.9
   Amortization of excess goodwill                              36       2.4            36        3.6         36       2.8
   Non-taxable foreign source income                          (260)    (17.0)         (177)     (17.0)      (356)    (27.6)
   Taxes on previously deferred DISC earnings, net              -          -           563       53.9          -         -
   Utilization of net operating loss carryforward               -          -          (348)     (33.3)       (70)     (5.4)
   Other, net                                                  175      11.4            71        6.7        (36)     (2.8)
                                                             -----      ----        ------    -------      -----    ------

Provision for income taxes                                    $515      33.7%         $532       51.0%     $  37       2.9%
                                                              ====      ====          ====       ====      =====    ======

Foreign income taxes are not provided on income generated by the Company's subsidiary in the Dominican Republic, as such income is presently exempt from local income tax.

5.      NOTES PAYABLE TO BANK:

On March 31, 1995, the Company amended its existing revolving credit and term loan facility to provide for an additional $2,000,000 secured line of credit. As of June 30, 1995, outstanding borrowings under this line amounted to $500,000. At June 30, 1995, the interest rate on this line was approximately 11.0%. In 1995, the maximum month end borrowings outstanding under this line of credit was $500,000 and the weighted average interest rate was 10.6%. The balance under this line was fully paid in October 1995.

6.      LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                           June 30,
                                                                                    1996             1995
                                                                                       (in thousands)
        Revolving credit and term loan facility (a)                                  $11,000        $11,000
        Notes payable to banks (b)                                                     3,375          4,950
        Industrial revenue bonds (c)                                                   1,275          1,500
        Capital lease obligation                                                        -                 7
                                                                                     -------        --------
                                                                                      15,650         17,457
        Less: Current portion                                                          1,500          2,182
                                                                                   ---------      ---------
                                                                                     $14,150        $15,275
                                                                                   =========      =========

     (a) On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as an agent. In conjunction with this agreement, the banks received as collateral all accounts receivable and inventory located in the United States. Under the terms of this agreement, the Company used the proceeds, among other things, to refinance notes payable to its primary bank, finance a temporary increase of inventory and finance the completion of the construction of a manufacturing facility in the Dominican Republic. The revolving credit loan, which bears interest based on a number of options available to the Company (weighted average rate of approximately 8.7% and 8.3% for the years ended June 30, 1996 and 1995, respectively) and does not require principal payments until conversion, converts to a term loan on June 30, 1997 payable in (16) sixteen equal quarterly installments beginning on September 30, 1997. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 1996, the Company was not in compliance with certain of these financial covenants for which it has received appropriate waivers from the banks.

     (b) In November 1991, the Company renegotiated the terms of its $6,000,000 unsecured note payable to the Company's primary bank. The note was paid in full in fiscal 1996. Interest on the note was payable monthly at a rate determined periodically based on a number of options available to the Company. At June 30, 1995, the interest rate on the note was 9.52%.

         In addition, in November 1991, a subsidiary of the Company entered into a $4,500,000 line of credit agreement with another bank in connection with the Company's international operations. The line is secured by a letter of credit from the Company's primary bank. Interest on amounts outstanding under this line is payable quarterly at a rate determined periodically based on a number of options available to the Company. The balance outstanding under the line as of December 31, 1994 automatically converted to a term loan payable in 20 equal quarterly installments commencing on that date. At June 30, 1996 and 1995, the amounts outstanding under this line were $3,375,000 and $4,050,000 at interest rates of 5.73% and 6.27%, respectively.

         Under the terms of the agreement, all advances under the line must be used to pay for certain specified costs incurred by this subsidiary. In addition, the terms of the agreement limit, among other things, the amount of additional debt or liens that may be incurred and prohibit the payment of dividends by this subsidiary.

         On August 27, 1993, the Company entered into an agreement with its primary bank to increase an existing $2,500,000 letter of credit agreement to $4,500,000 for the purpose of providing additional collateral for the construction of a manufacturing facility in the Dominican Republic. In conjunction with this agreement, the bank received as collateral a first priority perfected security interest in all accounts receivable of the Company and a second mortgage on the Company's facility located in Amityville, New York with a lien of up to $1,500,000. This agreement expires on February 28, 1997.

     (c) In 1985, the Company received $3,900,000 in proceeds from Industrial Revenue Bonds issued by the Town of Babylon (the "Town") to be used for the purchase of land and the construction of a new office and manufacturing facility. Title to the land and building will be held by the Town as security for the bonds, and the Town leases the facility to the Company under an agreement which provides for the purchase of the facilities by the Company for $1 at the completion of the lease term. The lease has been accounted for as a capital lease. The bonds bear interest at a variable rate which is determined weekly by the underwriting bank based upon market conditions. At June 30, 1996 and 1995, the interest rate was approximately 3.1% and 3.7%, respectively.

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

         Under the terms of the bond indenture the Company is required, among other things, to maintain certain levels of working capital and tangible net worth, is restricted in the amount of acquisitions of fixed assets and other investments it may make and must maintain certain financial ratios. The Company was not in compliance with certain of these financial covenants at June 30, 1996 for which it has received appropriate waivers.

Maturities of long-term debt (including sinking fund payments) are as follows (in thousands):

                           Year ending June 30,
                                1997                      $  1,500
                                1998                         3,950
                                1999                         3,950
                                2000                         3,500
                                2001                         2,750
                                                          --------
                                                           $15,650
                                                          =========

7.      STOCK OPTIONS:

In November 1992, the stockholders approved a 10-year extension of the already existing 1982 incentive stock option plan. Shares of common stock are reserved for issuance upon exercise of options granted to officers and key employees under the extended 1982 plan. The plan provides that the exercise price of each option shall equal 100% of the fair market value of the stock at the date of grant. Options are exercisable 20% per year and expire five years after the date of grant. Transactions and other information relating to the plan for the three years ended June 30, 1996 are summarized as follows:

                                                                   Shares available           Shares under option
                                                                      for grant            Shares               Price
     Outstanding at June 30, 1993                                        697,833            117,500        $2.25 to $2.625
       Granted                                                           (26,500)            26,500                   4.375
       Lapsed and terminated                                              22,400            (22,400)        2.50 to   2.625
       Exercised                                                            -                  (600)                   2.50
                                                                         -------            -------         ---------------
     Outstanding at June 30, 1994                                        693,733            121,000         2.25 to   4.375
       Granted                                                            (3,000)             3,000                    2.50
       Lapsed and terminated                                              43,000            (43,000)        2.50 to   4.375
                                                                         -------            -------         ---------------
     Outstanding at June 30, 1995                                        733,733             81,000         2.25 to   4.375
       Granted                                                           (35,000)            35,000         2.50 to   3.125
       Lapsed and terminated                                              40,000            (40,000)        2.50 to   4.375
                                                                         -------            -------         ---------------
     Outstanding at June 30, 1996                                        738,733             76,000        $2.25 to  $4.375
                                                                         =======           ========         ===============

Options representing 35,100 shares were exercisable at June 30, 1996.

Effective October 1990, the Company established a non-employee stock option plan to encourage non-employee directors and consultants of the Company to invest in the Company's stock. The plan provides that the option price shall not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable at 20% per year and expire five years after the date of grant. At June 30, 1996, 50,000 shares of common stock are reserved for issuance under the Plan.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This Statement is effective for fiscal years that begin after December 15, 1995, with earlier application permitted. Although the statement encourages entities to adopt the fair value based method of accounting for employee stock options, the Company intends to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Adoption of SFAS 123 will require the Company to disclose additional information relating to the stock option plan and the Company's pro forma net income and earnings per share, as if the fair value of the options granted were expensed over the period in which the related employees' services were rendered.

8.      RESEARCH AND DEVELOPMENT COSTS:

Research and development costs charged to cost of sales were approximately $3,296,000, $3,252,000 and $2,883,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

9.      401(k) PLAN:

Effective August 31, 1985, the Company established a 401(k) plan covering all employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $48,000, $56,000 and $59,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

10.     BUSINESS AND CREDIT CONCENTRATIONS:

The Company is engaged in one major line of business - the development, manufacture, distribution and sale of security alarm products and door security devices for commercial and residential installations. Most of the Company's sales to unaffiliated customers are shipped from the United States. Most of the Company's customers are located throughout the United States and Europe. Identifiable assets (net of intercompany receivables and payables) relating to the Company's foreign operations were approximately $24,235,000, $19,708,000 and $22,513,000 at June 30, 1996, 1995 and 1994, respectively.

Export sales amounted to $8,915,000, $8,865,000 and $7,795,000 for the years ended June 30, 1996, 1995 and 1994, respectively. At June 30, 1996 and 1995, the Company had three customers with accounts receivable balances that aggregated 58% and 51% of the Company's accounts receivable, respectively. Revenues from the three largest customers are summarized as follows:

                                      Percentage of Net Sales
                                     For the Years Ended June 30,
                                  1996           1995         1994
        Customer 1                 21%            22%          18%
        Customer 2                  9%             6%          12%
        Customer 3                 12%            11%           7%

11.     COMMITMENTS AND CONTINGENCIES:

Leases

The Company is committed under various operating leases which do not extend beyond fiscal 2001. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows (in thousands):

             Year ending June 30,
                  1997                   $236
                  1998                    213
                  1999                    120
                  2000                     54
                  2001                     28
                                         ----
                                         $652
                                         ====

Rent expense totaled approximately $389,000, $369,000 and $357,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

Land Lease and Construction Contract

On April 26, 1993, the Company's foreign subsidiary entered into a 99 year land lease of approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000. The foreign subsidiary relocated its operations to this site upon completion of a new facility during fiscal 1995.

Letters of Credit

At June 30, 1996, the Company was committed for approximately $394,000 under open commercial letters of credit and steamship guarantees.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY

CONDENSED BALANCE SHEETS

                                                                                                  As of June 30,
                                         ASSETS                                                1996                1995
                                         ------                                              --------            ------
                                                                                                    (in thousands)
CASH                                                                                         $   427              $   262

ACCOUNTS RECEIVABLE, net                                                                      12,053               11,497

INVENTORIES, net                                                                               8,755               11,222

PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                        324                  343

DUE FROM SUBSIDIARIES                                                                          1,551                 -

DEFERRED INCOME TAXES                                                                            911                1,278
                                                                                             -------              -------
                Total current assets                                                          24,021               24,602

INVESTMENT IN SUBSIDIARIES, on equity basis                                                   23,223               23,412

PROPERTY, PLANT AND EQUIPMENT, net                                                             5,956                5,842

OTHER ASSETS                                                                                     317                  299
                                                                                             -------              -------
                                                                                             $53,517              $54,155
                                                                                             =======              =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                                          $11,301              $10,510

DUE TO SUBSIDIARIES                                                                             -                   2,312

LONG-TERM DEBT, including capital lease obligation                                            11,900               12,125

DEFERRED INCOME TAXES                                                                            742                  648
                                                                                             -------              -------
                Total liabilities                                                             23,943               25,595

STOCKHOLDERS' EQUITY                                                                          29,574               28,560
                                                                                             -------              -------
                                                                                             $53,517              $54,155
                                                                                             =======              =======

       This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY

                                                                                 For the Years Ended June 30,
CONDENSED STATEMENTS OF INCOME                                             1996              1995             1994
------------------------------                                           --------          --------         ------
                                                                                        (in thousands)
NET SALES                                                                  $40,482          $38,547           $35,954

COST OF SALES                                                               30,319           27,938            27,464
                                                                           -------          -------           -------
                  Gross profit                                              10,163           10,609             8,490

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                   7,277            7,808             7,562
                                                                           -------          -------           -------
                  Operating income                                           2,886            2,801               928

EQUITY IN (LOSS) EARNINGS OF SUBSIDIARIES                                     (184)            (561)            1,226

OTHER EXPENSE, net                                                          (1,173)          (1,196)             (863)
                                                                           -------          -------           -------

                  Income before provision for income taxes                   1,529            1,044             1,291

PROVISION FOR INCOME TAXES                                                     515              532                37
                                                                           -------          -------           -------
                  Net income                                               $ 1,014          $   512           $ 1,254
                                                                           =======         ========          ========

        This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

              Column A                                      Column B          Column C         Column D          Column E
                                                           Balance at        Charged to                          Balance
                                                            Beginning         Costs and       Deductions         at End of
             Description                                    of Period           Expenses     Describe (1)         Period
             -----------                                    ---------        -----------     ------------        -------
For the year ended June 30, 1994:
   Allowance for doubtful accounts
     (deducted from accounts receivable)                       $452             $  77           $  75 (1)          $454
                                                               ====             =====           =====              ====

For the year ended June 30, 1995:
   Allowance for doubtful accounts
     (deducted from accounts receivable)                       $454              $212          $    4 (1)          $662
                                                               ====              ====          ======              ====

For the year ended June 30, 1996:
   Allowance for doubtful accounts
     (deducted from accounts receivable)                       $662              $202         $  -                 $864
                                                               ====              ====         =======              ====

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the Company's definitive proxy statement for the 1996 annual meeting of stockholders which the Company intends to file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1996 fiscal year, and, accordingly, items 10, 11, 12 and 13 are omitted pursuant to General Instruction G(3).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K.

(a)1.  Financial Statements

               The following consolidated financial statements of Napco Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                   Page
               Report of Independent Public Accountants
               as of June 30, 1996 and 1995 and for the
               3 Year Period Ended June 30, 1996  . . . . . . . .    15

               Consolidated Balance Sheets as of
               June 30, 1996 and 1995 . . . . . . . . . . . . . .    16

               Consolidated Statements of Income
               for the Years Ended June 30, 1996,
               1995 and 1994  . . . . . . . . . . . . . . . . . .    17

               Consolidated Statements of
               Stockholders' Equity for the
               Years Ended June 30, 1996, 1995
               and 1994 . . . . . . . . . . . . . . . . . . . . .    18

               Consolidated Statements of Cash
               Flows for the Years Ended
               June 30, 1996, 1995 and 1994 . . . . . . . . . . .    19

               Notes to Consolidated Financial
               Statements, June 30, 1996, 1995 and 1994 . . . . .    20

(a)2.  Financial Statement Schedules

               The following consolidated financial statement schedules of Napco Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

               I:   Condensed Financial Information
                    on Parent Company  . . . . . . . . . . . . . .   29

               II:  Valuation and Qualifying Accounts  . . . . . .   31

               Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(a)3 and (c).  Exhibits

Exhibit
  No.                                 Title
Ex-3.(i)          Articles of Incorporation, as amended. .                                Exhibit 3a to
                                                                                          Report on Form
                                                                                          10-K for
                                                                                          fiscal year
                                                                                          ended June 30,
                                                                                          1988

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

Ex-10.M           First Amendment dated as of November 5, 1993 to Credit
                  Agreement dated as of November 8, 1991 with Citibank,
                  N.A. . . . . . . . . . . . . . . . . .                                  Exhibit 10-o
                                                                                          to Report on
                                                                                          Form 10-K for
                                                                                          fiscal year
                                                                                          ended June 30,
                                                                                          1993
Ex-10.N           Amendment and Waiver dated as of
                  September 14, 1993 to Credit Agreement
                  dated as of November 21, 1991. . . . .                                  Exhibit 10-N
                                                                                          to Report on
                                                                                          Form 10-K for
                                                                                          fiscal year
                                                                                          ended June 30,
                                                                                          1995

Ex-10.O           Amendment dated as of December 7, 1993
                  to the Credit Agreement dated as of
                  November 21, 1991. . . . . . . . . . .                                  Exhibit 10-O
                                                                                          to Report on
                                                                                          Form 10-K for
                                                                                          fiscal year
                                                                                          ended June 30,
                                                                                          1995

Ex-10.P           Fifth Amendment and Waiver dated
                  as of October 11, 1994 to the
                  Credit Agreement dated as of
                  November 21, 1991. . . . . . . . . . .                                  Exhibit 10-P
                                                                                          to Report on
                                                                                          Form 10-K for
                                                                                          fiscal year
                                                                                          ended June 30,
                                                                                          1995

Ex-10.Q           Sixth Amendment and Waiver dated
                  as of March 31, 1995 to the
                  Credit Agreement dated as of
                  November 21, 1991. . . . . . . . . . .                                  Exhibit 10-Q
                                                                                          to Report on
                                                                                          Form 10-K for
                                                                                          fiscal year
                                                                                          ended June 30,
                                                                                          1995

Ex-10.R           First Amendment and Waiver dated as
                  of October 11, 1994 to Loan Agreement
                  dated as of July 27, 1994. . . . . . .                                  Exhibit 10-R
                                                                                          to Report on
                                                                                          Form 10-K for
                                                                                          fiscal year
                                                                                          ended June 30,
                                                                                          1995

Ex-10.S           Second Amendment and Waiver dated as
                  of March 31, 1995 to the Loan Agreement
                  dated as of July 27, 1994. . . . . . .                                  Exhibit 10-S
                                                                                          to Report on
                                                                                          Form 10-K for
                                                                                          fiscal year
                                                                                          ended June 30,
                                                                                          1995

Ext-10.T          Seventh Amendment and Waiver dated
                  as of October 13, 1995 to Credit
                  Agreement dated as of
                  November 21, 1991. . . . . . . . . . .                                  E-1

Ex.-10            Third Amendment and Waiver dated as of
                  October 13, 1995 to the Loan Agreement
                  dated as of July 27, 1994. . . . . . .                                  E-4

Ex-11             Computation of earnings per share . . .                                 E-8

Ex-12             Computation of ratios . . . . . . . . .                                 E-9

Ex-21             Subsidiaries of the Registrant  . . . .                                 E-10

Ex-27             Financial Data Schedule . . . . . . . .                                 E-11

         Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the registrant will be provided with copies of these exhibits upon written request to the Company.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 26, 1996

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)

By: /s/ RICHARD SOLOWAY                                       By: /s/ KENNETH ROSENBERG
   ------------------------------------                          -------------------------------
        Richard Soloway                                              Kenneth Rosenberg
        Chairman of the Board of                                     President and Treasurer
         Directors and Secretary                                     (Co-Principal Executive
        (Co-Principal Executive Officer)                              Officer)

                       By: /s/ KEVIN S. BUCHEL
                          -----------------------------
                              Kevin S. Buchel
                              Senior Vice President of
                              Operations and Finance
                              (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

     Signature                                       Title                                  Date
/s/RICHARD SOLOWAY                            Chairman of the                      September 26, 1996
------------------------                      Board of Directors
Richard Soloway

/s/KENNETH ROSENBERG                               Director                        September 26, 1996
------------------------
Kenneth Rosenberg

/s/RANDY B. BLAUSTEIN                              Director                        September 26, 1996
------------------------
Randy B. Blaustein

/s/ANDREW J. WILDER                                Director                        September 26, 1996
------------------------
Andrew J. Wilder

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                      FOR FISCAL YEAR ENDING JUNE 30, 1996

                        COMMISSION FILE NUMBER : 0-10004

                          NAPCO SECURITY SYSTEMS, INC.

                                    EXHIBITS

                                Index to Exhibits

Ex-10.T          Seventh Amendment and Waiver dated as of
                 October 13, 1995 to Credit Agreement
                 dated as of November 21, 1991 . . . . . . . . . . . . .      E-1

Ex-10            Third Amendment and Waiver dated as of
                 October 13, 1995 to the Loan Agreement
                 dated as of July 27, 1994 . . . . . . . . . . . . . . .      E-4

Ex-11            Computation of earnings per share . . . . . . . . . . .      E-8

Ex-12            Computation of ratios . . . . . . . . . . . . . . . . .      E-9

Ex-21            Subsidiaries of the Registrant. . . . . . . . . . . . .      E-10

Ex-27            Financial Data Schedule . . . . . . . . . . . . . . . .      E-11