Form 10-Q
period 1996-09-30
NAPCO SECURITY SYSTEMS INC
filed 1996-11-19
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

         OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________ .


Commission File Number:               0-10004
                            ---------------------------

                          NAPCO SECURITY SYSTEMS, INC.
   --------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                      11-2277818
---------------------------------               --------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)
     333 Bayview Avenue
     Amityville, New York                                  11701
---------------------------------               --------------------------
                                                         (Zip Code)

                                 (516) 842-9400
   --------------------------------------------------------------------------
               (Registrant's telephone number including area code)

                                      NONE
   --------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed from last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                 Yes      X                              No
                        ------                              ------

Number of shares outstanding of each of the issuer's classes of common stock,
as of:                                                   SEPTEMBER 30, 1996

COMMON STOCK, $.01 PAR VALUE PER SHARE                   4,367,727

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX
                               SEPTEMBER 30, 1996

                                                                                                Page
                                                                                                ----
PART I:  FINANCIAL INFORMATION (unaudited)
           Condensed Consolidated Balance Sheets,
           September 30, 1996 and June 30, 1996                                                   3

           Condensed Consolidated Statements of Income for the Three Months ended
           September 30, 1996 and 1995                                                            4

           Condensed Consolidated Statements of Cash Flows for the Three Months ended
           September 30, 1996 and 1995                                                            5

           Notes to Condensed Consolidated Financial Statements                                   6

           Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                  8

PART II:  OTHER INFORMATION                                                                      10

SIGNATURE PAGE                                                                                   11

INDEX TO EXHIBITS                                                                                12

           Computation of Earnings Per Share                                                    E-1

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                           September 30,     June 30,
                                       ASSETS                                  1996            1996
                                                                            ----------      ----------
Current Assets:
      Cash and cash equivalents                                              $    309        $    426
      Accounts receivable, less allowance for doubtful accounts:
           September 30, 1996   $ 897,000
           June 30, 1996        $ 864,000                                      12,918          13,759
      Inventories, net (Note 2)                                                25,469          25,944
      Prepaid expenses and other current assets                                   601             489
      Deferred income taxes, net                                                  911             911
                                                                             --------        --------
           Total current assets                                                40,208          41,529
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
           September 30, 1996    $ 9,438,000
           June 30, 1996         $ 9,137,000                                   12,401          12,549
Excess of Cost Over Fair Value of Assets Acquired, net                          2,779           2,806
Other Assets                                                                      239             435
                                                                             --------        --------
                                                                             $ 55,627        $ 57,319
                                                                             ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt                                      $  2,188        $  1,500
      Accounts payable                                                          5,516           5,986
      Accrued and other current liabilities                                     1,071           2,216
      Accrued taxes                                                             3,301           3,151
                                                                             --------        --------
           Total current liabilities                                           12,076          12,853
Long-Term Debt                                                                 12,862          14,150
Deferred Income Taxes                                                             742             742
                                                                             --------        --------
           Total liabilities                                                   25,680          27,745
Stockholders' Equity:
      Common stock: par value $.01 per share; 21,000,000 shares
           authorized, 5,896,602 shares issued                                     59              59
      Additional paid-in capital                                                  719             719
      Retained earnings                                                        29,170          28,797
      Less: Treasury stock, at cost (1,528,875 shares)                             (1)             (1)
                                                                             --------        --------
           Total stockholders' equity                                          29,947          29,574
                                                                             --------        --------
                                                                             $ 55,627        $ 57,319
                                                                             ========        ========

     See accompanying notes to Condensed consolidated Financial Statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                              Three Months Ended
                                                                 September 30,
                                                          ---------------------------
                                                             1996             1995
                                                          ----------       ----------
                                                     (in thousands, except per share data)
Net Sales                                                 $   12,156       $   11,769
Cost of Sales                                                  9,021            8,797
                                                          ----------       ----------
           Gross Profit                                        3,135            2,972
Selling, General and Administrative Expenses                   2,282            2,031
                                                          ----------       ----------
           Operating income                                      853              941
                                                          ----------       ----------
Interest Expense, net                                            282              354
Other Expense, net                                                45               40
                                                          ----------       ----------
                                                                 327              394
                                                          ----------       ----------
           Income before provision for income taxes              526              547
Provision for Income Taxes                                       153              209
                                                          ----------       ----------
           Net income                                     $      373       $      338
                                                          ==========       ==========
Earnings Per Share                                        $     0.09       $     0.08
                                                          ==========       ==========
Weighted Average Number of Shares Outstanding              4,375,014        4,402,727
                                                          ==========       ==========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                      Three Months Ended
                                                                        September 30,
                                                                    ----------------------
                                                                      1996         1995
                                                                    --------      -------
                                                                        (in thousands)
Net Cash Provided by Operating Activities                            $ 636        $ 1,892
                                                                     -----        -------
Cash Flows from Investing Activities:
      Purchases of property, plant and equipment                      (153)          (349)
                                                                     -----        -------
           Net cash used in investing activities                      (153)          (349)
                                                                     -----        -------
Cash Flows from Financing Activities:
      Principal payments on long-term debt                            (600)          (305)
                                                                     -----        -------
           Net cash used in financing activities                      (600)          (305)
                                                                     -----        -------
Net Increase (Decrease) in Cash and Cash Equivalents                  (117)         1,238
Cash and Cash Equivalents at Beginning of Period                       426            368
                                                                     -----        -------
Cash and Cash Equivalents at End of Period                           $ 309        $ 1,606
                                                                     =====        =======
Cash Paid During the Period for:
      Interest                                                       $ 284        $   361
                                                                     =====        =======
      Income taxes                                                   $   9        $    21
                                                                     =====        =======



     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)        Summary of Significant Accounting Policies and Other Disclosures
           The information for the three months ended September 30, 1996 and 1995 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

           The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)        Inventories
           ----------------------------------------------------------------

           Inventories consist of:                         September 30, June 30,
                                                             1996          1996
                                                           -------       -------
                          Component parts                  $17,580       $17,908
                          Work-in-process                    4,368         4,449
                          Finished products                  3,521         3,587
                                                           =======       =======
                                                           $25,469       $25,944
                                                           =======       =======


3.)        Property, Plant and Equipment
           ----------------------------------------------------------------

Property, Plant and Equipment consists of:                                  September 30,   June 30,
                                                                               1996           1996
                                                                              -------       -------
                        Land                                                  $   904       $   904
                        Building                                                8,852         8,807
                        Molds and dies                                          2,362         2,339
                        Furniture and fixtures                                    958           942
                        Machinery and equipment                                 8,337         8,268
                        Building improvements                                     426           426
                                                                              -------       -------
                                                                               21,839        21,686
                        Less: Accumulated depreciation and amortization         9,438         9,137
                                                                              =======       =======
                                                                              $12,401       $12,549
                                                                              =======       =======

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. In October 1996, the Company gave the IRS additional information supporting its position. As a result, the Appeals Division of the IRS has advised the Company that the case will be returned to the Audit Division for further consideration. The Company believes that it has provided adequate reserves at September 30, 1996 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the three months ended September 30, 1996 increased by 3% to $12,156,000 as compared to $11,769,000 for the same period a year ago. This increase is primarily attributable to the introduction of several new products during the fiscal quarter.

The Company's gross profit for the three months ended September 30, 1996 increased 5% to $3,135,000 or 25.8% of sales as compared to $2,972,000 or 25.3% of sales for the same period a year ago. The Company's increases in both gross profit and gross profit percentage are primarily attributable to cost savings being generated by the Company's offshore facility in the Dominican Republic. These savings are a direct result of improved production efficiencies resulting from its manufacturing operations now being under one roof.

Selling, general and administrative expenses for the three months ended September 30, 1996 increased by 12.4% to $2,282,000 as compared to $2,031,000 a year ago. This increase is primarily the result of increased sales and marketing efforts related to the Company's introduction of several new product during the fiscal quarter.

Interest and other expense for the three months ended September 30, 1996 decreased by 17% to $327,000 from $394,000 for the same period in fiscal 1996. This decrease is primarily the result of a reduction of approximately $2,000,000 in the Company's average outstanding debt as compared to the same period in fiscal 1996.

The effective income tax rate for the three months ended September 30, 1996 was 29.1% as compared to 38.2% for the comparable quarter in fiscal 1996. This decrease is primarily the result of lower levels of permanent non-deductible expenses along with lower reserve requirements.

Net income increased to $373,000 or $.09 per share for the three months ended September 30, 1996 from $338,000 or $.08 per share for the same period a year ago. This increase is primarily the result of the items discussed above.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

During the three months ended September 30, 1996 the Company utilized a large portion of its cash generated from operations to make principal payments on its debt.

Accounts Receivable at September 30, 1996 decreased by $841,000 to $12,918,000 as compared to $13,759,000 at June 30, 1996. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1996 as compared to the quarter ended September 30, 1996.

Inventory at September 30, 1996 was $25,469,000, decreasing by $475,000 from $25,944,000 at June 30, 1996. This decrease is predominantly the result of the Company's initial shipments of its recently introduced products.

On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as agent. In conjunction with this agreement, the banks have received as collateral all accounts receivable and inventory located in the United States. The revolving credit loan, which bears interest based on a number of options available to the Company, converts to a term loan on June 30, 1997 payable in sixteen (16) equal quarterly installments beginning on September 30, 1997. The agreement contains various covenants and restrictions on the Company. As of September 30, 1996 the Company was not in compliance with certain of these financial covenants for which they anticipate receiving the appropriate waivers from the banks. On March 31, 1995, the Company amended its existing revolving credit and term loan facility to provide for an additional $2,000,000 secured line of credit. The balance under this line was fully paid in October 1995.

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

As of September 30, 1996 the Company had no material committments for capital expenditures.

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings
           There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject other than as follows:

           In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. In October 1996, the Company gave the IRS additional information supporting its position. As a result, the Appeals Division of the IRS has advised the Company that the case will be returned to the Audit Division for further consideration. The Company believes that it has provided adequate reserves at September 30, 1996 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

Item 2.    Changes in Securities

           On October 24, 1996 the Company registered the 814,733 shares and related options under its 1992 Incentive Stock Option Plan, as amended, on Form S-8 with the Securities and Exchange Commission.

Item 3.    Defaults Upon Senior Securities

                    None

Item 4.    Submission of Matters to a Vote of Security Holders

                    None

Item 5.    Other Information

                    None

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           (11)  Computation of Earnings Per Share

      (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)

November 15, 1996


By: /s/  Richard Soloway                  By: /s/  Kenneth Rosenberg
    -----------------------------------       ---------------------------------
    Richard Soloway                           Kenneth Rosenberg
    Chairman of the Board of Directors        President and Treasurer
     and Secretary                            (Co-Principal Executive Officer)
    (Co-Principal Executive Officer)

                        By: /s/  Kevin S. Buchel
                            -----------------------------------
                            Kevin S. Buchel
                            Senior Vice President of Operations
                             and Finance
                            (Principal Financial and Accounting
                             Officer)

                                INDEX TO EXHIBITS

Exhibits                                                            Page
--------                                                            ----
11         Computation of Earnings Per Share                         E-1
27         Financial Data Schedule