Form 10-Q
period 1996-12-31
NAPCO SECURITY SYSTEMS INC
filed 1997-02-19
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1996

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________
     TO _______________ .

Commission File Number: 0-10004

                          NAPCO SECURITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                        11-2277818
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

     333 Bayview Avenue                                      11701
     Amityville, New York                                  (Zip Code)

                                 (516) 842-9400
          -------------------------------------------------------------
               (Registrant's telephone number including area code)

                                      NONE
          -------------------------------------------------------------
          (Former name, former address and former fiscal year if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

              Yes   X                                      No
                   ---                                          ---

        Number of shares outstanding of each of the issuer's classes of common stock, as of: December 31, 1996

        COMMON STOCK, $.01 PAR VALUE PER SHARE            4,367,727

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                December 31, 1996

                                                                           Page
                                                                           ----
PART I:  FINANCIAL INFORMATION (unaudited)

         Condensed Consolidated Balance Sheets,
         December 31, 1996 and June 30, 1996                                 3

         Condensed Consolidated Statements of Income for the Six
         Months Ended December 31, 1996 and 1995                             4

         Condensed Consolidated Statements of Income for the Three
         Months Ended December 31, 1996 and 1995                             5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended December 31, 1996 and 1995                             6

         Notes to Condensed Consolidated Financial Statements                7

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9

PART II:  OTHER INFORMATION                                                 11

SIGNATURE PAGE                                                              12

INDEX TO EXHIBITS                                                           13

         Computation of Earnings Per Share                                  E-1

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                     December 31,        June 30,
                                   ASSETS                                1996              1996
                                                                      ---------         ----------
                                                                             (in thousands)
Current Assets:
   Cash and cash equivalents                                          $     878         $      426
   Accounts receivable, less allowance for doubtful accounts:
      December 31, 1996         $   582,000
      June 30, 1996             $   662,000                              12,124             13,759
   Inventories, net (Note 2)                                             25,619             25,944
   Prepaid expenses and other current assets                                709                489
   Deferred income taxes, net                                               911                911
                                                                      ---------         ----------
      Total current assets                                               40,241             41,529
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
      December 31, 1996                    $ 9,743,000
      June 30, 1996                        $ 9,137,000                   12,320             12,549
Excess of Cost Over Fair Value of Assets Acquired, net                    2,753              2,806
Other Assets                                                                229                435
                                                                      =========         ==========
                                                                      $  55,543         $   57,319
                                                                      =========         ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                  $   2,575         $    1,500
   Accounts payable                                                       5,017              5,986
   Accrued and other current liabilities                                  1,091              2,216
   Accrued taxes                                                          3,463              3,151
                                                                      ---------         ----------
      Total current liabilities                                          12,146             12,853
Long-Term Debt                                                           12,175             14,150
Deferred Income Taxes                                                       742                742
                                                                      ---------         ----------
      Total liabilities                                                  25,063             27,745
Stockholders' Equity:
   Common stock: par value $.01 per share; 21,000,000 shares
      authorized, 5,896,602 shares issued                                    59                 59
   Additional paid-in capital                                               719                719
   Retained earnings                                                     29,703             28,797
   Less: Treasury stock, at cost (1,528,875 shares)                          (1)                (1)
                                                                      ---------         ----------
      Total stockholders' equity                                         30,480             29,574
                                                                      =========         ==========
                                                                      $  55,543         $   57,319
                                                                      =========         ==========

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                             Six Months Ended
                                                               December 31,
                                                       ---------------------------
                                                          1996             1995
                                                       ----------       ----------
                                                   (in thousands, except per share data)
Net Sales                                              $   24,484       $   23,276
Cost of Sales                                              18,193           17,385
                                                       ----------       ----------
        Gross Profit                                        6,291            5,891
Selling, General and Administrative Expenses                4,386            4,154
                                                       ----------       ----------
        Operating income                                    1,905            1,737
                                                       ----------       ----------
Interest Expense, net                                         558              583
Other Expense, net                                            118              103
                                                       ----------       ----------
                                                              676              686
                                                       ----------       ----------
        Income before provision for income taxes            1,229            1,051
Provision for Income Taxes                                    323              425
                                                       ----------       ----------
        Net income                                     $      906       $      626
                                                       ==========       ==========
Earnings Per Share                                     $     0.21       $     0.14
                                                       ==========       ==========
Weighted Average Number of Shares Outstanding           4,377,489        4,390,646
                                                       ==========       ==========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                          Three Months Ended
                                                              December 31,
                                                      ---------------------------
                                                         1996             1995
                                                      ----------       ----------
                                                  (in thousands, except per share data)
Net Sales                                              $   12,328       $   11,507
Cost of Sales                                               9,172            8,588
                                                       ----------       ----------
        Gross Profit                                        3,156            2,919
Selling, General and Administrative Expenses                2,104            2,123
                                                       ----------       ----------
        Operating income                                    1,052              796
                                                       ----------       ----------
Interest Expense, net                                         276              229
Other Expense, net                                             73               63
                                                       ----------       ----------
                                                              349              292
                                                       ----------       ----------
        Income before provision for income taxes              703              504
Provision for Income Taxes                                    170              216
                                                       ----------       ----------
        Net income                                     $      533       $      288
                                                       ==========       ==========
Earnings Per Share                                     $     0.12       $     0.07
                                                       ==========       ==========
Weighted Average Number of Shares Outstanding           4,377,379        4,375,136
                                                       ==========       ==========



     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                          Six Months Ended
                                                            December 31,
                                                       ----------------------
                                                        1996           1995
                                                       -------        -------
                                                           (in thousands)
Net Cash Provided by Operating Activities              $ 1,729        $ 3,212
                                                       -------        -------
Cash Flows from Investing Activities:
      Purchases of property, plant and equipment          (377)          (516)
                                                       -------        -------
           Net cash used in investing activities          (377)          (516)
                                                       -------        -------
Cash Flows from Financing Activities:
      Principal payments on short-term debt                 --           (500)
      Proceeds from long-term debt borrowings               --             --
      Principal payments on long-term debt                (900)        (1,512)
                                                       -------        -------
           Net cash used in financing activities          (900)        (2,012)
                                                       -------        -------
Net Increase in Cash and Cash Equivalents                  452            684
Cash and Cash Equivalents at Beginning of Period           426            368
                                                       -------        -------
Cash and Cash Equivalents at End of Period             $   878        $ 1,052
                                                       =======        =======
Cash Paid During the Period for:
      Interest                                         $   563        $   640
                                                       =======        =======
      Income taxes                                     $    17        $   137
                                                       =======        =======


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.) Summary of Significant Accounting Policies and Other Disclosures The information for the three and six months ended December 31, 1996 and 1995 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

         The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)      Inventories

         Inventories consist of:

                                                          December 31,         June 30,
                                                              1996               1996
                                                          ------------         --------
Component parts                                             $17,684             $17,908
Work-in-progress                                              4,393               4,449
Finished products                                             3,542               3,587
                                                            -------             -------
                                                            $25,619             $25,944
                                                            =======             =======

3.)      Property, Plant and Equipment

         Property, Plant and Equipment consists of:

                                                           December 31,         June 30,
                                                               1996               1996
                                                           ------------         --------
Land                                                        $   904             $   904
Building                                                      8,882               8,807
Molds and dies                                                2,426               2,339
Furniture and fixtures                                          965                 942
Machinery and equipment                                       8,460               8,268
Building improvements                                           426                 426
                                                            -------             -------
                                                             22,063              21,686
Less: Accumulated depreciation and amortization               9,743               9,137
                                                            =======             =======
                                                            $12,320             $12,549
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

         In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. In October 1996, the Company gave the IRS Appeals division additional information supporting its position. The Company believes that it has provided adequate reserves at September 30, 1996 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the six months ended December 31, 1996 increased 5% to $24,484,000 as compared to $23,276,000 for the same period a year ago. For the three months ended December 31, 1996 sales increased 7% to $12,328,000 from $11,507,000 a year ago. These increases were primarily due to the introduction of new products and increased availability of finished goods due to improvements in production efficiency.

The Company's gross profit margin for the six months ended December 31, 1996 increased 7% to $6,291,000 or 25.7% of sales as compared to $5,891,000 or 25.3% of sales for the same period a year ago.

For the three months ended December 31, 1996, gross profit increased 8% to $3,156,000 as compared to $2,919,000 a year ago. These increases in both gross profit and gross profit percentage are primarily attributable to cost savings being generated by the Company's offshore facility in the Dominican Republic. These savings are a direct result of improved production efficiencies resulting from its manufacturing operations now being under one roof.

Selling, general and administrative expenses for the six months ended December 31, 1996 increased by 6% to $4,386,000 as compared to $4,154,000 a year ago. For the three months ended December 31, 1996, selling, general and administrative expenses remained relatively constant at $2,104,000 from $2,123,000 last year. The increase for the six month period was the result of increased sales and marketing efforts relating to the Company's recently introduced new products.

Interest and other expense for the six months ended December 31, 1996 decreased to $558,000 from $583,000 for the same period a year ago. This decrease is due to the continuing decrease in the Company's average outstanding debt as compared to the same period a year ago.

The effective income tax rate for the six months ended December 31, 1996 was 26.3% as compared to 40.4% for the same period a year ago. The effective income tax rate for the three months ended December 31, 1996 was 24.2% as compared to 42.9% for the comparable quarter a year ago. This decrease is primarily the result of lower levels of permanent non-deductible expenses along with lower reserve requirements.

Net income increased by 45% to $906,000 or $.21 per share for the six months ended December 31, 1996 from $626,000 or $.14 per share for the same period a year ago. For the three months ended December 31, 1996 net income increased by 85% to $533,000 or $.12 per share as compared to $288,000 or $.07 per share for the same quarter a year ago. This increase is primarily the result of the items discussed above.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

During the six months ended December 31, 1996 the Company utilized a large portion of its cash generated from operations to make principal payments on its debt as well as to purchase property, and equipment. The remaining cash provided by operations resulted in an increase in cash and cash equivalents to $878,000 at December 31, 1996 from $426,000 as of June 30, 1996.

Accounts receivable at December 31, 1996 decreased by $1,635,000 to $12,124,000 as compared to $13,759,000 at June 30, 1996. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1996 as compared to the quarter ended December 31, 1996 as well as improved collection procedures.


Inventory at December 31, 1996 was $25,619,000, decreasing by $325,000 from $25,944,000 at June 30, 1995. This decrease is predominantly the result of the completion of the Company's move into its new production facility in the Dominican Republic as partially offset by increased production to support the introduction of several new products.

On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as agent. In conjunction with this agreement, the banks have received as collateral all accounts receivable and inventory located in the United States. The revolving credit loan, which bears interest based on a number of options available to the Company, converts to a term loan on June 30, 1997 payable in sixteen (16) equal quarterly installments beginning on September 30, 1997. The agreement contains various covenants and restrictions on the Company. As of December 31, 1996 the Company was not in compliance with certain of these financial covenants for which they anticipate receiving the appropriate waivers from the banks. On March 31, 1995, the Company amended its existing revolving credit and term loan facility to provide for an additional $2,000,000 secured line of credit. The balance under this line was fully paid in October 1995.

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

As of December 31, 1996 the Company had no material commitments for capital expenditures.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject other than as follows:

         In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. In October 1996, the Company gave the IRS Appeals division additional information supporting its position. The Company believes that it has provided adequate reserves at December 31, 1996 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

Item 2.  Changes in Securities

              None

Item 3.  Defaults Upon Senior Securities

              None

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) An annual meeting of the stockholders of the Company (the "Annual Meeting") was held on November 21, 1996.

    (b) The names of the directors elected at the Annual Meeting are: Richard Soloway, Kenneth Rosenberg, Randy B. Blaustein, and Andrew J. Wilder.


Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (11)  Computation of Earnings Per Share

    (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 13, 1997

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)

By: /s/  Richard Soloway                   By:  /s/  Kenneth Rosenberg
    ----------------------------------          --------------------------------
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

22         Financial Data Schedule