Form 10-Q
period 1997-03-31
NAPCO SECURITY SYSTEMS INC
filed 1997-05-15
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________
       TO _______________ .

Commission File Number:   0-10004

                          NAPCO SECURITY SYSTEMS, INC.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     11-2277818
-------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

     333 Bayview Avenue
     Amityville, New York                                   11701
-------------------------------             -----------------------------------
                                                         (Zip Code)

                                 (516) 842-9400
       -------------------------------------------------------------------
               (Registrant's telephone number including area code)

                                      NONE
       -------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed from last report)

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

        Number of shares outstanding of each of the issuer's classes of common stock, as of:  MARCH 31, 1997

                                   4,367,727


                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                 MARCH 31, 1997

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION (unaudited)

         Condensed Consolidated Balance Sheets,
         March 31, 1997 and June 30, 1996                                     3

         Condensed Consolidated Statements of Income for the Nine
         Months Ended March 31, 1997 and 1996                                 4

         Condensed Consolidated Statements of Income for the Three
         Months Ended March 31, 1997 and 1996                                 5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended March 31, 1997 and 1996                                 6

         Notes to Condensed Consolidated Financial Statements                 7

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

PART II:  OTHER INFORMATION                                                  10

SIGNATURE PAGE                                                               11

INDEX TO EXHIBITS                                                            12

         Computation of Earnings Per Share                                  E-1

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                               March 31,      June 30,
                                            ASSETS                               1997           1996
                                            ------                             ---------      ---------
                                                                                    (in thousands)
Current Assets:
       Cash and cash equivalents                                               $  1,456       $    426
       Accounts receivable, less allowance for doubtful accounts:
            March 31, 1997         $  628,000
            June 30, 1996          $  662,000                                    12,169         13,759
       Inventories, net (Note 2)                                                 26,919         25,944
       Prepaid expenses and other current assets                                    678            489
       Deferred income taxes, net                                                   911            911
                                                                               --------       --------
            Total current assets                                                 42,133         41,529

Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
            March 31, 1997         $10,057,000
            June 30, 1996          $ 9,137,000                                   12,160         12,549
Excess of Cost Over Fair Value of Assets Acquired, net                            2,726          2,806
Other Assets                                                                        186            435
                                                                               --------       --------
                                                                               $ 57,205       $ 57,319
                                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt                                       $  2,575       $  1,500
       Accounts payable                                                           6,559          5,986
       Accrued and other current liabilities                                      1,176          2,216
       Accrued taxes                                                              3,578          3,151
                                                                               --------       --------
            Total current liabilities                                            13,888         12,853
Long-Term Debt                                                                   11,875         14,150
Deferred Income Taxes                                                               742            742
                                                                               --------       --------
            Total liabilities                                                    26,505         27,745

Stockholders' Equity:
       Common stock: par value $.01 per share; 21,000,000 shares
            authorized, 5,896,602 shares issued                                      59             59
       Additional paid-in capital                                                   724            719
       Retained earnings                                                         29,918         28,797
       Less: Treasury stock, at cost (1,528,875 shares)                              (1)            (1)
                                                                               --------       --------
            Total stockholders' equity                                           30,700         29,574
                                                                               --------       --------
                                                                               $ 57,205       $ 57,319
                                                                               ========       ========


      See accompanying notes to Condensed consolidated Financial Statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                              Nine Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                              1997             1996
                                                          ----------      ----------
                                                              (in thousands, except
                                                                  per share data)
Net Sales                                                 $   38,067      $   35,360
Cost of Sales                                                 28,621          26,511
                                                          ----------      ----------
            Gross Profit                                       9,446           8,849
Selling, General and Administrative Expenses                   6,873           6,539
                                                          ----------      ----------
            Operating income                                   2,573           2,310
                                                          ----------      ----------
Interest Expense, net                                            820             938
Other Expense, net                                               181             137
                                                          ----------      ----------
                                                               1,001           1,075
                                                          ----------      ----------
            Income before provision for income taxes           1,572           1,235
Provision for Income Taxes                                       451             500
                                                          ----------      ----------
            Net income                                    $    1,121      $      735
                                                          ==========      ==========
Earnings Per Share                                        $     0.26      $     0.17
                                                          ==========      ==========
Weighted Average Number of Shares Outstanding              4,383,616       4,386,960
                                                          ==========      ==========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                               Three Months Ended
                                                                  March 31,
                                                          --------------------------
                                                             1997            1996
                                                          ----------      ----------
                                                             (in thousands, except
                                                                per share data)
Net Sales                                                 $   13,583      $   12,084
Cost of Sales                                                 10,428           9,126
                                                          ----------      ----------
            Gross Profit                                       3,155           2,958
Selling, General and Administrative Expenses                   2,487           2,385
                                                          ----------      ----------
            Operating income                                     668             573
                                                          ----------      ----------
Interest Expense, net                                            262             355
Other Expense, net                                                63              34
                                                          ----------      ----------
                                                                 325             389
                                                          ----------      ----------
            Income before provision for income taxes             343             184

Provision for Income Taxes                                       128              75
                                                          ----------      ----------
            Net income                                    $      215      $      109
                                                          ==========      ==========
Earnings Per Share                                        $     0.05      $     0.02
                                                          ==========      ==========
Weighted Average Number of Shares Outstanding              4,386,859       4,392,103
                                                          ==========      ==========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                             Nine Months Ended
                                                                 March 31,
                                                         ----------------------
                                                            1997         1996
                                                          -------       -------
                                                              (in thousands)
Net Cash Provided by Operating Activities                 $ 2,706       $ 2,876
                                                          -------       -------
Cash Flows from Investing Activities:
       Purchases of property, plant and equipment            (476)         (920)
                                                          -------       -------
            Net cash used in investing activities            (476)         (920)
                                                          -------       -------
Cash Flows from Financing Activities:
       Principal payments on short-term debt                   --          (500)
       Proceeds from long-term debt borrowings                 --            --
       Principal payments on long-term debt                (1,200)       (1,657)
                                                          -------       -------
            Net cash used in financing activities          (1,200)       (2,157)
                                                          -------       -------
Net Increase (Decrease) in Cash and Cash Equivalents        1,030          (201)
Cash and Cash Equivalents at Beginning of Period              426           368
                                                          -------       -------
Cash and Cash Equivalents at End of Period                $ 1,456       $   167
                                                          =======       =======
Cash Paid During the Period for:
       Interest                                           $   793       $   952
                                                          =======       =======
       Income taxes                                       $    30       $   129
                                                          =======       =======


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)         Summary of Significant Accounting Policies and Other Disclosures

            The information for the three and nine months ended March 31, 1997 and 1996 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

            The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)         Inventories

            Inventories consist of:

                                      March 31,    June 30,
                                        1997        1996
                                      -------      -------
                                        (in thousands)
               Component parts        $18,281      $17,908
               Work-in-process          4,516        4,449
               Finished products        4,122        3,587
                                      -------      -------
                                      $26,919      $25,944
                                      =======      =======

3.)         Property, Plant and Equipment

            Property, Plant and Equipment consists of:

                                                                   March 31,    June 30,
                                                                     1997         1996
                                                                        (in thousands)
                                                                    -------      -------
               Land                                                 $   904      $   904
               Building                                               8,882        8,807
               Molds and dies                                         2,506        2,339
               Furniture and fixtures                                   970          942
               Machinery and equipment                                8,474        8,268
               Building improvements                                    426          426
                                                                    -------      -------
                                                                     22,162       21,686
               Less: Accumulated depreciation and amortization       10,002        9,137
                                                                    -------      -------
                                                                    $12,160      $12,549
                                                                    =======      =======

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

            In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. In October 1996, the Company gave the IRS additional information supporting its position. As a result, the Appeals Division of the IRS has advised the Company that the case will be returned to the Audit Division for further consideration. The Company believes that it has provided adequate reserves at March 31, 1997 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the nine months ended March 31, 1997 increased 8% to $38,067,000 as compared to $35,360,000 for the same period a year ago. For the three months ended March 31, 1997 sales increased 12% to $13,583,000 from $12,084,000 a year ago. These increases were primarily due to the introduction of new products and increased availability of finished goods due to improvements in production efficiency.

The Company's gross profit margin for the nine months ended March 31, 1997 increased to $9,446,000 or 24.8% of sales as compared to $8,849,000 or 25.0% of sales for the same period a year ago. For the three months ended March 31, 1997, gross profit increased to $3,155,000 or 23.2% of sales as compared to $2,958,000 or 24.5% of sales for the same period a year ago. These increases are primarily the result of increased net sales and cost savings being generated by the Company's offshore facility in the Dominican Republic. The decrease in the gross profit percentage during the three months ended March 31, 1997 is primarily the result of general pricing pressures in the industry.

Selling, general and administrative expenses for the nine months ended March 31, 1997 increased by 5% to $6,873,000 as compared to $6,539,000 a year ago. For the three months ended March 31, 1997, selling, general and administrative expenses increased by 7% to $2,487,000 from $2,385,000 last year. These increases are due to the Company's aggresive marketing of its recently introduced product lines as partially offset by its continued efforts towards cost containment.

Interest and other expense for the nine months ended March 31, 1997 decreased slightly to $1,001,000 from $1,075,000 for the same period a year ago. For the three months ended March 31, 1997, interest and other expenses also decreased $64,000 as compared to the same period in fiscal 1995 due primarily by the Company's continued reduction in its outstanding debt.

Provision for income taxes decreased $49,000 to $451,000 or an effective rate of 29% for the nine months ended March 31, 1997 as compared to $500,000 or 40% a year ago. The decrease in the effective rate in 1997 as compared to 1996 is the result of lower levels of permanent non-deductible expenses and lower reserve requirements. For the three months ended March 31, 1997 the provision for income taxes increased to $128,000 or an effective rate of 37% as compared to $75,000 or 41% for the same period a year ago. The higher effective tax rate in the current fiscal quarter as compared to the prior two quarters reflects an increase of non-deductible permanent differences between book and tax income in the three months ended March 31, 1997.

Net income increased by 53% to $1,121,000 or $.26 per share for the nine months ended March 31, 1997 from $735,000 or $.17 per share for the same period a year ago. For the three months ended March 31, 1997 net income increased by 97% to $215,000 or $.05 per share as compared to $109,000 or $.02 per share for the same quarter a year ago. These increases are primarily the result of the items discussed above.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

During the nine months ended March 31, 1997 the Company utilized a large portion of its cash generated from operations to make principal payments on its debt as well as to purchase property, and equipment. The remaining cash provided by operations resulted in an increase in cash and cash equivalents to $1,456,000 at March 31, 1997 from $426,000 as of June 30, 1996.

Accounts Receivable at March 31, 1997 decreased by $1,590,000 to $12,169,000 as compared to $13,759,000 at June 30, 1996. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1996 as compared to the quarter ended March 31, 1997 as well as improved collection procedures.

Inventory at March 31, 1997 was $26,919,000, increasing by $975,000 from $25,944,000 at June 30, 1996. This increase is predominantly the result of the Company's build-up of resources in connection with the production of several new product lines.

On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as agent. In conjunction with this agreement, the banks have received as collateral all accounts receivable and inventory located in the United States. The revolving credit loan, which bears interest based on a number of options available to the Company, converts to a term loan on June 30, 1997 payable in sixteen (16) equal quarterly installments beginning on September 30, 1997. The agreement contains various covenants and restrictions on the Company. As of March 31, 1997 the Company was not in compliance with certain of these financial covenants for which they anticipate receiving the appropriate waivers from the banks. On March 31, 1995, the Company amended its existing revolving credit and term loan facility to provide for an additional $2,000,000 secured line of credit. The balance under this line was fully paid in October 1995.

On July 28, 1994 the Company entered into a separate $2,000,000 line of credit with its primary bank to be used in connection with commercial and standby letters of credit.

On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement, a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and the replacement of the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. These agreements replaced the $11,000,000 and $2,000,000 credit agreements described above. The Company restructured its debt to allow for future growth and expansion as well as to obtain terms more favorable to the Company. As part of the debt restructuring, the Company retired the outstanding Industrial Revenue Bonds relating to the financing of the construction of the Company's Amityville facility. The revolving credit agreement will expire in May, 2000 and any outstanding borrowings are to be repaid on or before that time.

On April 26, 1993 the Company's foreign subsidiary entered into a 99 year land lease of approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000. The foreign subsidiary relocated its operations to this site at the end of fiscal 1995.

As of March 31, 1997 the Company had no material committments for capital expenditures.

                           PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject other than as follows:

            In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. In October 1996, the Company gave the IRS additional information supporting its position. As a result, the Appeals Division of the IRS has advised the Company that the case will be returned to the Audit Division for further consideration. The Company believes that it has provided adequate reserves at March 31, 1997 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

Item 2.     Changes in Securities

                       None

Item 3.     Defaults Upon Senior Securities

                       None

Item 4.     Submission of Matters to a Vote of Security Holders

                       None

Item 5.     Other Information

                       None

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

            (11)  Computation of Earnings Per Share

       (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 1997


                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)

By: /s/  Richard Soloway                  By:  /s/  Kenneth Rosenberg
    -----------------------------------       -------------------------------
    Richard Soloway                           Kenneth Rosenberg
    Chairman of the Board of Directors        President and Treasurer
    and Secretary                             (Co-Principal Executive Officer)
    (Co-Principal Executive Officer)


                             By: /s/  Kevin S. Buchel
                                 -------------------------------
                                 Kevin S. Buchel
                                 Senior Vice President of
                                 Operations and Finance
                                 (Principal Financial and
                                 Accounting Officer)

                                INDEX TO EXHIBITS

Exhibits                                                                    Page
--------                                                                    ----
11          Computation of Earnings Per Share                               E-1

27          Financial Data Schedule