Form 10-K
period 1997-06-30
NAPCO SECURITY SYSTEMS INC
filed 1997-10-14
CIK 69633

                                   FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]          Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [Fee Required]
                   For the fiscal year ended June 30, 1997
                                     or
   [ ]         Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [No Fee Required] For the Transition period from ___________ to ___________

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

         As of September 18, 1997, 4,369,727 shares of Common Stock were outstanding, and the aggregate market value of the stock (based upon the last sale price of the stock on such date) held by non-affiliates was approximately $14,048,831.

         Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement in connection with its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

         Combination Control Panels/Digital Communicators and Digitkey Systems. A combination control panel, digital communicator and a digital keypad (a plate with push button numbers as on a telephone, which eliminates the need for mechanical keys) has continued to grow rapidly in terms of dealer and consumer preference. Benefits of the combination format include the cost efficiency resulting from a single micro-computer function, as well as the reliability and ease of installation gained from the simplicity and sophistication of microcomputer technology.

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

Research and Development

         The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 1997, 1996, and 1995, the Company expended approximately $3,340,000, $3,296,000 and $3,252,000, respectively, on Company-sponsored research and development activities conducted by its engineering department and outside consultants. Substantially all of the Company's research and development activities during fiscal 1997, 1996 and 1995 were conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

         As of June 30, 1997, the Company had approximately 1,000 full-time employees.

Marketing and Major Customers

         The Company's staff of approximately 32 sales and marketing support employees located at the Company's headquarters sells and markets the Products directly to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 80% of the Company's total sales for the fiscal year ended June 30, 1997. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities. Some of the Company's products are marketed under the "private label" of certain customers.

         Sales to A.D.I., A.D.T., and KingAlarm, each unaffiliated with the Company, together accounted for approximately 38% and 42% of the Company's total sales for the fiscal years ended June 30, 1997 and 1996 (see Note 9 to Consolidated Financial Statements as to percentage breakdown). The loss of any of these customers could have a material adverse effect on the Company's business. With respect to a customer that accounted for approximately 9% of the Company's sales in fiscal year 1997, the Company anticipates that there will be a significant reduction in the sales to such customer. However, the Company does not believe that such reduction will have a material adverse effect on the results of operations or financial condition of the Company.

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

         The Company competes primarily on the basis of the features, quality, reliability and price of, and the incorporation of the latest innovative and technological advances into, its Products. The Company also competes by offering technical support services to its customers. In addition, the Company competes on the basis of its expertise, its proven products, reputation and its ability to provide Products to customers without delay. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company's business. Relatively low-priced "do-it-yourself" alarm system products have become available in recent years and are available to the public at retail stores. The Company believes that these products compete with the Company only to a limited extent because they appeal primarily to the "do-it-yourself" segment of the market. Purchasers of such systems do not receive professional consultation, installation, service or the sophistication that the Company's Products provide.

Raw Materials and Backlog

         The Company prepares specifications for component parts used in the Products and purchases the components from outside sources or fabricates the components itself. These components, if standard, are generally readily available; if specially designed for the Company, there is usually more than one alternative source of supply available to the Company on a competitive basis. The Company generally maintains inventories of all critical components. The Company for the most part is not dependent on any one source for its raw materials.

         In general, orders for the Products are processed by the Company from inventory. A backlog of approximately $3,467,000 existed as of June 30, 1997. This compared to a backlog of approximately $5,300,000 a year ago, which included several large orders received during the fourth quarter a year ago.

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

Foreign Sales

         The revenues and identifiable assets attributable to the foreign and domestic operations of the Company for its last three fiscal years, and the amount of export sales in the aggregate, are summarized in the following tabulation.

                   Financial Information Relating to Foreign and Domestic Operations and Export Sales(1)

                                                   1997                    1996                     1995
                                                   ----                    ----                     ----
                                                                      (in thousands)
Sales to unaffiliated
 customers:
         United States                             $53,302                   $49,088               $48,078
         Foreign                                         0                         0                     0

Identifiable assets:
         United States                             $41,242                   $33,084               $36,031
         Foreign                                    16,002                   $24,235               $19,708

Export sales:
         United States(2)                          $10,355                   $ 7,994               $ 7,646


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

         The Company's foreign subsidiary, Napco/Alarm Lock Grupo
Internacional, S.A. (formerly known as NSS Caribe, S.A.), is located in the Dominican Republic where it owns a building of approximately 167,000 square feet of production and warehousing space. That subsidiary also leases the land associated with this




--------------------

         (1) Certain prior year amounts have been reclassified to conform to current year presentation.

         (2) Export sales from the United States in fiscal year 1997 included sales of approximately $6,046,000, $1,608,000, and $1,127,000 to Europe, North America, and South America respectively. Export sales from the United States in fiscal year 1996 included sales of approximately $4,744,000, $1,083,000, and $451,000 to Europe, North America, and South America respectively.

building under a 99 year lease expiring in the year 2092. As of June 30, 1997, most of the Company's sales related to labor on assemblies, goods and subassemblies at these sites, utilizing U.S. quality control standards.

         Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject, other than as follows:

         In May, 1995, the Company was advised of an unexpected Chapter 7 bankruptcy filing of one of its customers. As a result of anticipated cash recoveries, management believes that the Company's allowance for doubtful accounts at June 30, 1997 is sufficient and that this bankruptcy filing will not have a material adverse effect on the Company's financial position or results of operations.

         In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments of the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million, excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. In October 1996, the Company gave the IRS additional information supporting its position. As a result, the Appeals Division of the IRS advised the Company that the case had been returned to the Audit Division for further consideration. Subsequently, the case has again been returned to the Appeals Division of the IRS, with a meeting with such division scheduled for early November, 1997. The Company believes that it has provided adequate reserves at June 30, 1997 to address the ultimate resolution of this matter, so that it will not have a material impact on the Company's consolidated financial statements. (See Note 4 to Consolidated Financial Statements.)

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


                                                                Quarter Ended
                                           --------------------------------------------------------
                                                                 Fiscal 1997
                                           --------------------------------------------------------
                                           Sept. 30         Dec. 31        March 31         June 30
                                           --------         -------        --------         -------
Common Stock
------------

         High                              $4.38           $4.25          $5.63            $5.63

         Low                               $3.50           $3.38          $3.75            $4.75


                                                                 Quarter Ended
                                           --------------------------------------------------------
                                                                  Fiscal 1996
                                           --------------------------------------------------------
                                           Sept. 30         Dec. 31        March 31         June 30
                                           --------         -------        --------         -------
Common Stock
------------

         High                              $3.13            $4.00          $4.13            $4.50

         Low                               $2.00            $2.25          $3.00            $3.38


Approximate Number of Security Holders

         The number of holders of record of NAPCO's Common Stock as of September 18, 1997 was 239 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

         NAPCO has declared no cash dividends during the past three years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                                                   Years Ended June 30,
                                        --------------------------------------------------------------------
                                        1997              1996            1995             1994         1993
                                        ----              ----            ----             ----         ----
                                                        (in thousands, except for per share data)
Operations
----------

Net Sales                               $53,302           $49,088         $48,078         $46,873      $46,560
Gross Profit                             12,778            11,302          11,325          11,068       11,925
Provision for
 (recovery of)
 Income Taxes                               605               515             532              37         (32)
Net Income                                1,639             1,014             512           1,254        2,317
Earnings per Share                          .37               .23             .12             .29          .53
Cash Dividends per
 Share(1)                                     0                 0               0              0             0


                                                                       As of June 30,
                                       -----------------------------------------------------------------------
                                           1997              1996          1995            1994           1993
                                           ----              ----          ----            ----           ----
                                                       (in thousands, except for per share data)
Financial Condition
-------------------

Total Assets                            $57,244           $57,319       $55,739         $53,810        $51,233
Long-term Debt                           13,313            14,150        15,275          13,690          6,567
Working Capital                          30,136            28,676        28,660          28,033         19,936
Stockholders' Equity                     31,218            29,574        28,560          28,048         26,793
Stockholders' Equity
 per Outstanding
 Share                                     7.14              6.77          6.54            6.42           6.14


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         The Company's cash on hand combined with proceeds from operating activities during fiscal 1997 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The primary source of financing related to borrowings under a $16,000,000 secured revolving credit facility. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. The Company's primary internal source of liquidity is the cash flow generated from operations. As of June 30, 1997, the Company's




--------------------

         (1) The Company has never declared or paid a cash dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business.

unused sources of funds consisted principally of $1,006,000 in cash and approximately $4,037,000 which represents the unused portion of its secured revolving credit facility.

         In fiscal 1988, the Company completed construction of a new manufacturing and administrative facility in Amityville, N.Y. financed by a $3.9 million industrial revenue bond issue bearing interest at a variable rate determined weekly by the underwriting bank based upon market conditions. During fiscal 1997, the average interest rate was approximately 3.28% per annum. The bonds had a maturity date of April 1, 2000, subject to quarterly sinking fund payments. Such bonds were retired in May 1997 as part of the Company's debt refinancing with its new primary bank as discussed below.

         On April 26, 1993, the Company's foreign subsidiary entered into a 99-year lease of approximately 4 acres of land near its former facility in the Dominican Republic, at an annual cost of approximately $272,000.

         On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as agent. The revolving credit loan, which provided for interest based upon a number of options available to the Company and did not require principal payments until conversion, converted to a term loan on June 30, 1997 payable in sixteen (16) equal quarterly installments beginning on September 30, 1997.

         On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement, a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and replaced the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. These agreements replaced the $11,000,000 credit agreement described above. The Company restructured its debt to allow for future growth and expansion as well as to obtain terms more favorable to the Company. As part of the debt restructuring, the Company retired the outstanding industrial revenue bonds relating to the financing of the construction of the Company's Amityville, N.Y. facility. The revolving credit agreement will expire in May, 2000 and any outstanding borrowings are to be repaid on or before that time.

         In addition, a subsidiary of the Company maintains a $4,500,000 line of credit with another bank. The balance outstanding under the line as of December 31, 1994 automatically converted to a term loan payable in 20 equal quarterly installments commencing on that date. $2,250,000 was outstanding as of June 30, 1997 (see Note 5 to Consolidated Financial Statements).

         The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                                                1997                    1996                    1995
                                                ----                    ----                    ----
 Current Ratio                                3.5 to 1                3.2 to 1                3.5 to 1

 Net Sales to Receivables                     3.8 to 1                3.6 to 1                3.5 to 1

 Total Debt to Equity                          .8 to 1                 .9 to 1                1.0 to 1

         As of June 30, 1997, the Company had no material commitments for purchases or capital expenditures.

         Working Capital. Working capital increased by $1,460,000 to $30,136,000 at June 30, 1997 from $28,676,000 at June 30, 1996. This was primarily due to the Company's restructuring of its debt as previously discussed and improved cash flows as discussed below.

         Accounts Receivable. Accounts receivable increased by $178,000 to $13,937,000 at June 30, 1997 from $13,759,000 at June 30, 1996. This increase resulted primarily from an increase in sales in the second half of the fourth quarter as compared to sales in the same period a year ago.

         Inventory. Inventory decreased by $242,000 to $25,702,000 at June 30, 1997 as compared to $25,944,000 at June 30, 1996. This decrease is due primarily to improvements in the Company's MRP (Material Requirements Planning) system, the goal of which is to have shipments of raw materials as close as possible to "just in time". This improvement, which resulted in a reduction in inventory was partially offset by higher inventory levels necessary to support the increased sales volume.

         Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $987,000 to $6,713,000 at June 30, 1997 from $7,700,000 at June 30, 1996. This decrease is primarily the result of improved inventory management and stronger cash flows.

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

         Net Sales. Net Sales in fiscal 1997 increased approximately $4,214,000 or 8.6% to $53,302,000 from $49,088,000 in fiscal 1996. This increase was primarily the result of increased export sales as well as the market's favorable reception to the Company's new hybrid hard-wired/wireless products and new digital locks that more than offset the decrease in sales of hard-wired only products, decreased sales to one major customer, and continued price pressure in the industry.

         Gross Profit. The Company's gross profit increased $1,476,000 to $12,778,000 or 24.0% of net sales in fiscal 1997 as compared to $11,302,000 or 23% of net sales in fiscal 1996. The increase in gross profit as a percentage of net sales was primarily due to improvements in the Company's manufacturing efficiency as well as efficiencies of scale resulting from the higher sales volume mentioned above.

         Expenses. Selling, general and administrative expenses in fiscal 1997 increased 9% or $759,000 to $9,133,000 or 17.1% of net sales from $8,374,000 or
17.1% of net sales in fiscal 1996. This increase is primarily due to the Company's additional marketing efforts relating to several new products introduced during the year.

         Other Expenses. Other Expenses in fiscal 1997 remained relatively constant at $1,401,000 as compared to $1,399,000 in fiscal 1996.

         Income Taxes. Provision for income taxes increased $90,000 to $605,000 or approximately 27% of income before provision for income taxes during fiscal 1997. This compared to a provision of $515,000 or approximately 34% of income before provision for income taxes during fiscal 1996. The decrease in the provision as a percentage of income before provision for income taxes is primarily attributable to lower reserve requirements.

Fiscal 1996 Compared to Fiscal 1995

         Net Sales. Net Sales in fiscal 1996 increased approximately $1,010,000 or 2.1% to $49,088,000 from $48,078,000 in fiscal 1995. This increase was achieved despite a continued general price erosion in the marketplace.

         Gross Profit. The Company's gross profit remained relatively flat at $11,302,000 or 23% of net sales in fiscal 1996 as compared to $11,325,000 or 23.6% of net sales in fiscal 1995. The decrease in gross profit as a percentage of net sales was primarily due to the aforementioned general price erosion in the marketplace, as partially offset by improvements in the Company's manufacturing efficiency.

         Expenses. Selling, general and administrative expenses in fiscal 1996 decreased 6.9% or $620,000 to $8,374,000 or 17.1% of net sales from $8,994,000 or 18.7% of net sales in fiscal 1995. This decrease is primarily the result of reduction in professional fees and bad debt expenses from those incurred in fiscal 1995. In addition, further decreases in expenses were achieved as a result of the continuation of general cost control procedures established by management.

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

Effects of Inflation

         During the three-year period ended June 30, 1997, inflation and changing prices did not have a significant impact on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         AS OF JUNE 30, 1997 AND 1996

                                                             Page
                                                             ----
Report of Independent Public Accountants
 as of June 30, 1997 and 1996 and for each of the three
 years in the Period Ended June 30, 1997 . . . . . . . . . .  15

Consolidated Financial Statements:

Consolidated Balance Sheets as of
  June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . .  16

Consolidated Statements of Income
  for the Years Ended June 30,
  1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . .  17

Consolidated Statements of
  Stockholders' Equity for the
  Years Ended June 30, 1997, 1996
  and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  18

Consolidated Statements of Cash
  Flows for the Years Ended
  June 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . .  19

Notes to Consolidated Financial
  Statements, June 30, 1997, 1996 and 1995 . . . . . . . . .  20

Schedules:

         I.  Condensed Financial Information on
             Parent Company  . . . . . . . . . . . . . . . .  30

         II. Valuation and Qualifying Accounts . . . . . . .  32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Napco Security Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Systems, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

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

                                        /s/ Arthur Andersen LLP
Melville, New York
September 25, 1997

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1997 AND 1996

                                                ASSETS                                               1997                1996
                                                ------                                               ----                ----
                                                                                                 (in thousands, except share data)
CURRENT ASSETS:
   Cash                                                                                          $      1,006        $        426
   Accounts receivable, less reserve for doubtful accounts of $805 and
      $864, respectively                                                                               13,937              13,759
   Inventories, net                                                                                    25,702              25,944
   Prepaid expenses and other current assets                                                              390                 489
   Deferred income taxes                                                                                  986                 911
                                                                                                 ------------        ------------
                     Total current assets                                                              42,021              41,529

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
   and amortization of approximately $10,344 and $9,137, respectively                                  12,088              12,549

GOODWILL, net of accumulated amortization of approximately $1,042
   and $935, respectively                                                                               2,699               2,806

OTHER ASSETS                                                                                              436                 435
                                                                                                 ------------        ------------
                                                                                                 $     57,244        $     57,319
                                                                                                 ============        ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                              $      5,500        $      5,986
   Accrued expenses                                                                                     1,213               1,714
   Accrued salaries and wages                                                                             595                 502
   Current portion of long-term debt                                                                      900               1,500
   Accrued income taxes                                                                                 3,677               3,151
                                                                                                 ------------        ------------
                     Total current liabilities                                                         11,885              12,853

LONG-TERM DEBT                                                                                         13,313              14,150

DEFERRED INCOME TAXES                                                                                     828                 742
                                                                                                 ------------        ------------
                     Total liabilities                                                                 26,026              27,745
                                                                                                 ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 21,000,000 shares authorized;
      5,898,602 and 5,896,602 shares issued, respectively; 4,369,727 and
      4,367,727 shares outstanding, respectively                                                           59                  59
   Additional paid-in capital                                                                             724                 719
   Retained earnings                                                                                   30,436              28,797
   Less:  Treasury stock, at cost (1,528,875 shares)                                                       (1)                 (1)
                                                                                                 -------------       ------------
                     Total stockholders' equity                                                        31,218              29,574
                                                                                                 ------------        ------------
                                                                                                 $     57,244        $     57,319
                                                                                                 ============        ============


      The accompanying notes are an integral part of these consolidated balance sheets.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                          1997                   1996                   1995
                                                                          ----                   ----                   ----
                                                                          (in thousands, except share and per share data)
NET SALES                                                            $      53,302          $      49,088          $      48,078

COST OF SALES                                                               40,524                 37,786                 36,753
                                                                     -------------          -------------          -------------

                     Gross profit                                           12,778                 11,302                 11,325

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 9,133                  8,374                  8,994
                                                                     -------------          -------------          -------------

                     Operating income                                        3,645                  2,928                  2,331
                                                                     -------------          -------------          -------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                                    (1,081)                (1,278)                (1,398)
   Other, net                                                                 (320)                  (121)                   111
                                                                     -------------          -------------          -------------
                                                                            (1,401)                (1,399)                (1,287)
                                                                     -------------          -------------          -------------

                     Income before provision for income taxes                2,244                  1,529                  1,044

PROVISION FOR INCOME TAXES                                                     605                    515                    532
                                                                     -------------          -------------          -------------
                     Net income                                      $       1,639          $       1,014          $         512
                                                                     =============          =============          =============
EARNINGS PER SHARE                                                   $         .37          $         .23          $         .12
                                                                     =============          =============          =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                            4,383,000              4,373,000              4,390,000
                                                                     =============          =============          =============




The accompanying notes are an integral part of these consolidated statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                        (in thousands except share data)

                                                Common Stock
                                         -------------------------
                                          Number                     Additional
                                            of                         Paid-in         Retained        Treasury
                                          Shares          Amount       Capital         Earnings          Stock          Total
                                          ---------    ----------    ------------    -------------   ------------    -------------
BALANCE AT JUNE 30, 1994                  5,896,602    $       59    $        719    $      27,271   $         (1)   $      28,048

   Net income                                  -             -               -                 512           -                 512
                                          ---------    ----------    ------------    -------------   ------------    -------------

BALANCE AT JUNE 30, 1995                  5,896,602            59             719           27,783             (1)          28,560

   Net income                                  -             -               -               1,014           -               1,014
                                          ---------    ----------    ------------    -------------   ------------    -------------

BALANCE AT JUNE 30, 1996                  5,896,602            59             719           28,797             (1)          29,574

   Net income                                  -             -               -               1,639           -               1,639

   Exercise of employee stock options         2,000          -                  5             -              -                   5
                                          ---------    ----------    ------------    -------------   ------------    -------------

BALANCE AT JUNE 30, 1997                  5,898,602    $       59    $        724    $      30,436   $         (1)   $      31,218
                                          =========    ==========    ============    =============   ============    =============



 The accompanying notes are an integral part of these consolidated statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                                          1997               1996            1995
                                                                                          ----               ----            ----
                                                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $      1,639    $       1,014     $       512
   Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation and amortization                                                          1,440            1,425           1,357
      Provision for doubtful accounts                                                           55              202             212
      Deferred income taxes                                                                    (11)             351            (320)
      Changes in operating assets and liabilities resulting from increases and decreases in:
      Accounts receivable                                                                     (233)            (314)            828
      Inventories                                                                              242           (1,766)           (565)
      Prepaid expenses and other current assets                                                 99              (44)             25
      Other assets                                                                            (105)            (112)            (97)
      Accounts payable, accrued expenses, accrued salaries and wages and accrued
        income taxes                                                                          (368)           2,779          (1,259)
                                                                                      -------------   -------------     -----------
                Net cash provided by operating activities                                    2,758            3,535             693
                                                                                      ------------    -------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                             (746)          (1,170)         (3,332)
                                                                                      -------------   -------------     -----------

                Net cash used in investing activities                                         (746)          (1,170)         (3,332)
                                                                                      -------------   -------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from notes payable to bank                                                    -                -                500
   Principal payments on notes payable to bank                                                -                (500)         (8,100)
   Principal payments on capital lease obligation                                             -                  (7)            (21)
   Principal payments on long-term debt                                                    (13,400)          (1,800)         (1,925)
   Proceeds from long-term debt                                                             11,963             -             11,218
   Proceeds from exercise of employee stock options                                              5             -               -
                                                                                      ------------    -------------     -----------

                Net cash (used in) provided by financing activities                         (1,432)          (2,307)          1,672
                                                                                      -------------   -------------     -----------

NET INCREASE (DECREASE) IN CASH                                                                580               58            (967)

CASH, beginning of year                                                                        426              368           1,335
                                                                                      ------------    -------------     -----------

CASH, end of year                                                                     $      1,006    $         426     $       368
                                                                                      ============    =============     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                      $      1,076    $       1,155     $     1,388
                                                                                      ============    =============     ===========
   Income taxes paid                                                                  $         35    $         144     $        61
                                                                                      ============    =============     ===========



 The accompanying notes are an integral part of these consolidated statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1997, 1996 AND 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Napco Security Systems, Inc. and subsidiaries (the "Company") is engaged principally in the development, manufacture and distribution of security alarm products and door security devices for commercial and residential use.

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

Inventories

Inventories are valued at the lower of cost (using the first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is recorded over the estimated service lives of the related assets using primarily the straight-line method. Amortization of leasehold improvements is calculated by using the straight-line method over the estimated useful life of the asset or lease term, whichever is shorter.

Goodwill

Goodwill is being amortized on a straight-line basis over 35 years. Subsequent to its acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether it is recoverable. In the years ended June 30, 1997 and 1996, there were no adjustments to the carrying value of goodwill.

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

The Company does not provide for income taxes on the undistributed earnings of its foreign subsidiary because such earnings are reinvested abroad and it is the intention of management that such earnings will continue to be reinvested abroad. As of June 30, 1997 and 1996, approximately $18,328,000 and $17,206,000 in cumulative earnings of the foreign subsidiary are included in consolidated retained earnings.

Earnings Per Share

Earnings per share is computed based upon the weighted average number of common shares and common stock equivalents (options) outstanding. Fully diluted earnings per share does not materially differ from the earnings per share presented in the consolidated statements of income.

Stock-Based Compensation

During October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and earnings per share in the notes to the consolidated financial statements. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The Company has adopted this standard in fiscal 1997, and has elected to continue the accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and to provide the necessary pro-forma disclosures (Note 6).

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

In March, 1997, the FASB issued SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of income. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently-required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

2.       INVENTORIES:

Inventories, net, consist of the following:

                                                                                June 30,
                                                                      -----------------------------
                                                                        1997                  1996
                                                                      -------               -------
                                                                            (in thousands)
         Component parts                                              $12,197               $17,908
         Work-in-process                                                3,374                 4,449
         Finished products                                             10,131                 3,587
                                                                      -------               -------
                                                                      $25,702               $25,944
                                                                      =======               =======

3.       PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                                                June 30,                   Depreciation/
                                                                   -------------------------------         amortization-
                                                                     1997                   1996            annual rates
                                                                   --------               --------         -------------
                                                                           (in thousands)
      Land                                                            $   904               $   904          -
      Building                                                          8,911                 8,807          3%
      Molds and dies                                                    2,554                 2,339          20%
      Furniture and fixtures                                              977                   942          10% to 20%
      Machinery and equipment                                           8,660                 8,268          10% to 33%
      Leasehold improvements                                              426                   426          Shorter of the lease
                                                                      -------               -------           term or life of asset
                                                                       22,432                21,686
      Less: Accumulated depreciation and
        amortization                                                   10,344                 9,137
                                                                      -------               -------
                                                                      $12,088               $12,549
                                                                      -------               -------

Depreciation and amortization expense on property, plant and equipment was approximately $1,332,000, $1,222,000 and $1,189,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

4.       INCOME TAXES:

In August 1995, the Internal Revenue Service (the "IRS") informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million, excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided an adequate reserve to address the ultimate resolution of this matter, so that the resolution of this matter will not have a material adverse effect on the Company's consolidated financial statements.

The deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are as follows (in thousands):

                                                                                Deferred                       Net Deferred
                                           Deferred Tax Assets               Tax Liabilities               Tax Assets (Liabilities)
                                           -------------------              -----------------              ------------------------
                                          1997             1996            1997             1996            1997             1996
                                          ----             ----            ----             ----            ----             ----
     Current:
        Accounts receivable           $      322         $    346        $   -            $   -          $     322         $    346
        Inventories                          548              495            -                -                548              495
        Accrued liabilities                  180               97            -                -                180               97
        Other                                 29               54              93               81             (64)             (27)
                                      ----------         --------        --------         --------       ---------         --------
                                           1,079              992              93               81             986              911
     Noncurrent:
        Fixed assets                        -                -                828              742            (828)            (742)
                                      ----------         --------        --------         --------       ---------         --------
          Total deferred taxes        $    1,079         $    992        $    921         $    823       $     158         $    169
                                      ==========         ========        ========         ========       =========         ========

As a result of the U.S. operations generating income in each of the three years in the period ended June 30, 1997, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at June 30, 1997 and 1996. Accordingly, the Company has not reflected any valuation allowance against the deferred tax assets at June 30, 1997 and 1996. Furthermore, management believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

Provision for income taxes consists of the following:

                                                                                    For the Years Ended June 30,
                                                                            ---------------------------------------------
                                                                            1997                 1996                1995
                                                                            ----                 ----                ----
                                                                                            (in thousands)
         Taxes currently payable:
             Federal                                                         $340                $104                $  35
             State                                                            120                  19                   48
                                                                             ----                ----                -----
                                                                              460                 123                   83
         Taxes on DISC earnings and other                                     156                  41                  769
         Deferred income tax (benefit) provision                              (11)                351                 (320)
                                                                             ----                ----                -----
                   Provision for income taxes                                $605                $515                $ 532
                                                                             ====                ====                =====

The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows:

                                                                 1997                       1996                        1995
                                                            ---------------             ---------------           ---------------
                                                                     % of                        % of                      % of
                                                                    pre-tax                     pre-tax                   pre-tax
                                                            Amount  Income              Amount  Income            Amount  Income
                                                            ------  --------            ------  --------          ------  --------
                                                                                (in thousands, except percentages)
Tax at Federal statutory rate                                $763       34.0%            $520        34.0%         $355       34.0%
Increases (decreases) in taxes resulting from:
   State income taxes, net of Federal income
     tax benefit                                               96        4.3               44         2.9            32        3.1
   Amortization of non-deductible goodwill                     36        1.6               36         2.4            36        3.6
   Non-taxable foreign source income                         (382)     (17.0)            (260)      (17.0)         (177)     (17.0)
   Taxes on previously deferred DISC earnings, net             -          -                -           -            563       53.9
   Utilization of net operating loss carryforward              -          -                -           -           (348)     (33.3)
   Other, net                                                  92        4.1              175        11.4            71        6.7
                                                             ----       ----             ----        ----          ----       ----
Provision for income taxes                                   $605       27.0%            $515        33.7%         $532       51.0%
                                                             ====       ====             ====        ====          ====       ====

Foreign income taxes are not provided on income generated by the Company's subsidiary in the Dominican Republic, as such income is presently exempt from domestic income tax.

5. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                      June 30,
                                                                              -----------------------
                                                                              1997               1996
                                                                              ----               ----
                                                                                  (in thousands)
         Revolving credit and term loan facility (a) (b)                     $11,963           $11,000
         Notes payable to banks (c)                                            2,250             3,375
         Industrial Revenue Bonds (d)                                           -                1,275
                                                                             -------           -------
                                                                              14,213            15,650

         Less: Current portion                                                   900             1,500
                                                                             -------           -------
                                                                             $13,313           $14,150
                                                                             =======           =======

       (a) On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement, a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and replaced the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. The revolving credit agreement and the letters of credit are secured by all the accounts receivable, inventory and certain other assets of Napco Security Systems, Inc., a first and second mortgage on the Company's headquarters in Amityville, New York as well as common stock of two of the Company's subsidiaries. The revolving credit agreement bears interest at either the bank's prime rate (8.5% at June 30,1997) or an alternate rate based on LIBOR as described in the agreement. These agreements replaced the $11,000,000 credit agreement described below. The Company restructured its debt to allow for future growth and expansion as well as to obtain terms more favorable to the Company. As part of the debt restructuring, the Company retired the outstanding Industrial Revenue Bonds relating to the financing of the construction of the Company's Amityville, New York facility described below. The revolving credit agreement will expire in May, 2000 and any outstanding borrowings are to be repaid on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 1997, the Company was in compliance with all of these financial covenants.

(b) On July 27, 1994, the Company entered into an $11,000,000 secured revolving credit and term loan facility with two banks, with the Company's primary bank acting as an agent. In conjunction with this agreement, the banks received as collateral all accounts receivable and inventory located in the United States. These facilities were paid in full by the Company in fiscal 1997, in conjunction with the refinancing described above.

(c) In November 1991, a subsidiary of the Company entered into a $4,500,000 line of credit agreement with a bank in connection with the Company's international operations. The line is secured by a letter of credit from the Company's primary bank. Interest on amounts outstanding under this line is payable quarterly at a rate determined periodically based on a number of options available to the Company. The balance outstanding under the line as of December 31, 1994 automatically converted to a term loan payable in 20 equal quarterly installments commencing on that date. At June 30, 1997 and 1996, the amounts outstanding bore interest at rates of 5.94% and 5.73%, respectively.

           Under the terms of the agreement, all advances under the line must be used to pay for certain specified costs incurred by this subsidiary. In addition, the terms of the agreement limit, among other things, the amount of additional debt or liens that may be incurred and prohibit the payment of dividends by this subsidiary.

           In May 1997, the Company entered into an agreement with its primary bank to replace a previous $2,500,000 standby letter of credit agreement which expired in February 1997 with a new $2,500,000 standby letter of credit, as described above, for the purpose of providing additional collateral for the line of credit agreement.

(d) In connection with the Company's refinancing of its bank debt in May 1997, the Company repaid the remaining portion of the $3,900,000 of Industrial Revenue Bonds issued by the Town of Babylon (the "Town"), which were used for the purchase of land and the construction of a new office and manufacturing facility in Amityville, New York. Based on the terms of the bond agreement, the Company purchased the facilities for $1 at the date of the repayment of the bonds as title to the land and building was held by the Town as security for the bonds.

Maturities of long-term debt are as follows (in thousands):

                               Year ending June 30,
                               --------------------
                                      1998                    $   900
                                      1999                        900
                                      2000                     12,413
                                                              -------
                                                              $14,213
                                                              =======

6.       STOCK OPTIONS:

In November 1992, the stockholders approved a 10-year extension of the already existing 1982 Incentive Stock Option Plan (the "1992 Plan"). The 1992 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of approximately 815,000 shares of the Company's common stock to be acquired by the holders of such awards. Under the 1992 Plan, the Company may grant stock options, which are intended to qualify as incentive stock options ("ISOs"), to key employees, officers, and employee directors. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1992 Plan, stock options have been granted to employees and directors for terms of up to 5 years at an exercise price equal to the fair market on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 1997, 46,750 stock options granted to employees and directors were exercisable. The Company accounts for awards granted to employees, directors and key employees under APB Opinion No. 25, under which compensation cost is recognized for stock options granted at an exercise price less than the market value of the options on the grant date. Had compensation cost for all stock option grants in fiscal years 1997 and 1996 been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been:

                                                       1997    1996
                                                       ----    ----
        Net income:             As Reported           $1,639   $1,014
                                Pro Forma              1,629    1,005

        Earnings per Share:     As Reported              .37      .23
                                Pro Forma                .37      .23

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal year 1996, and additional awards in future years are anticipated.

The following table reflects activity under the plan year ended:


                                                                   June 30, 1997                         June 30, 1996
                                                               ------------------------             ------------------------
                                                                               Weighted                             Weighted
                                                                               Average                              Average
                                                                               Exercise                             Exercise
                                                               Shares           Price               Shares           Price
                                                              ----------        -------            -------          --------
Outstanding at beginning of year                                76,000          $3.02               81,000           $3.07
   Granted                                                       3,250           3.59               35,000            2.52
   Exercised                                                    (2,000)          2.25                  -               -
   Forfeited                                                       -              -                 (2,400)           3.25
   Canceled/Lapsed                                              (1,500)          2.25              (37,600)           2.63
                                                                ------                             -------

Outstanding at end of year                                      75,750           3.083              76,000            3.02
                                                                ======                              ======
Exercisable at end of year                                      46,750           3.208              35,100            3.17
                                                                ======                              ======
Weighted average fair value of options granted                   $1.76                               $1.24

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          1997                   1996
                                                          ----                   ----
Risk-Free Interest Rates                                  5.99%                  6.05%
Expected Lives                                           5 years                5 years
Expected Volatility                                        47%                    47%
Expected Dividend Yields                                   0%                     0%

The following table summarizes information about stock options outstanding at June 30, 1997:

                                                     Options Outstanding                                 Options Exercisable
                                     -----------------------------------------------------           --------------------------
                                       Number                                     Weighted             Number          Weighted
                                     Outstanding          Weighted Average         Average           Exercisable        Average
                                         at                   Remaining           Exercise               at            Exercise
    Range of Exercise Prices           6/30/97            Contractual Life          Price              6/30/97           Price
    ------------------------         -----------          ----------------        --------           ------------      --------
     $2.50 - $3.75                      54,750                 2.60                $2.59               29,950           $2.55
     3.76 - 5.64                        21,000                 1.57                 4.38               16,800            4.38
                                        ------                                                         ------
     2.50 - 5.64                        75,750                 2.31                 3.08               46,750            3.21
                                        ======                                                         ======

Effective October 1990, the Company established a non-employee stock option plan (the "1990 Plan") to encourage non-employee directors and consultants of the Company to invest in the Company's stock. The 1990 Plan provides for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 1990 Plan provides that the option price shall not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable at 20% per year and expire five years after the date of grant. The Company has adopted SFAS No. 123 to account for stock-based compensation awards granted to non-employee directors and consultants, under which a compensation cost is recognized for the fair value of the options granted as of the date of grant. As of June 30, 1997, no shares have been granted under this plan.

7.       RESEARCH AND DEVELOPMENT COSTS:

Research and development costs charged to cost of sales were approximately $3,340,000, $3,296,000, $3,252,000 for the years ended June 30, 1997, 1996 and
1995, respectively.

8.       401(k) PLAN:

The Company maintains a 401(k) plan covering all employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $47,000, $48,000 and $56,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

9.       BUSINESS AND CREDIT CONCENTRATIONS:

The Company is engaged in one major line of business - the development, manufacture and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company's customers are primarily located throughout the United States and Europe. Identifiable assets (net of intercompany receivables and payables) relating to the Company's foreign operations were approximately $16,002,000 and $24,235,000 at June 30, 1997 and 1996, respectively.

Export sales amounted to $10,355,000, $7,994,000 and $7,646,000 for the years ended June 30, 1997, 1996 and 1995, respectively. At June 30, 1997 and 1996, the Company had three customers with accounts receivable balances that aggregated 40% and 58% of the Company's accounts receivable, respectively. Revenues from the three largest customers are summarized as follows:

                                                  Percentage of Net Sales
                                            ----------------------------------------
                                                 For the Years Ended June 30,
                                            ----------------------------------------
                                            1997              1996              1995
                                            ----              ----              ----
         Customer 1                          21%               21%               22%
         Customer 2                           8%                9%                6%
         Customer 3                           9%               12%               11%

The Company anticipates a significant decrease in sales to Customer 3 during fiscal 1998. However, the Company does not believe that such decrease will have a material adverse effect on the results of operations or financial condition.

10.     COMMITMENTS AND CONTINGENCIES:

Leases

The Company is committed under various operating leases which do not extend beyond fiscal 2001. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows (in thousands):

              Year ending June 30,
              --------------------
                     1998                                                                $423
                     1999                                                                 338
                     2000                                                                  63
                     2001                                                                  28
                                                                                         ----
                                                                                         $852
                                                                                         ====

Rent expense totaled approximately $736,000, $389,000 and $369,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

Land Lease

On April 26, 1993, the Company's foreign subsidiary entered into a 99 year lease for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000, on which the Company's main production facility is located.

Letters of Credit

At June 30, 1997, the Company was committed for approximately $2,961,000 under open commercial letters of credit and steamship guarantees.

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

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY

                            CONDENSED BALANCE SHEETS

                                                                                                      As of June 30
                                                                                         ---------------------------------------
                                                ASSETS                                          1997                1996
                                                ------                                          ----                ----
                                                                                                     (in thousands)
CASH                                                                                        $        872        $        427

ACCOUNTS RECEIVABLE, net                                                                          11,735              12,053

INVENTORIES, net                                                                                  16,890               8,755

PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                            279                 324

DUE FROM SUBSIDIARIES                                                                               -                  1,551

DEFERRED INCOME TAXES                                                                                986                 911
                                                                                            ------------        ------------

                     Total current assets                                                         30,762              24,021

INVESTMENT IN SUBSIDIARIES, on equity basis                                                       24,345              23,223

PROPERTY, PLANT AND EQUIPMENT, net                                                                 5,808               5,956

OTHER ASSETS                                                                                         240                 317
                                                                                            ------------        ------------
                                                                                            $     61,155        $     53,517
                                                                                            ============        ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

CURRENT LIABILITIES                                                                         $     10,516        $     11,301

DUE TO SUBSIDIARIES                                                                                6,630                -

LONG-TERM DEBT                                                                                    11,963              11,900

DEFERRED INCOME TAXES                                                                                828                 742
                                                                                            ------------        ------------

                     Total liabilities                                                            29,937              23,943

STOCKHOLDERS' EQUITY                                                                              31,218              29,574
                                                                                            ------------        ------------
                                                                                            $     61,155        $     53,517
                                                                                            ============        ============

       This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY

                         CONDENSED STATEMENTS OF INCOME

                                                                                    For the Years Ended June 30,
                                                                        ------------------------------------------------------
                                                                            1997                 1996                1995
                                                                            ----                 ----                ----
                                                                                            (in thousands)
NET SALES                                                               $      43,921        $      40,482       $      38,547

COST OF SALES                                                                  33,733               30,319              27,938
                                                                        -------------        -------------       -------------

                     Gross profit                                              10,188               10,163              10,609

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                      7,826                7,277               7,808
                                                                        -------------        -------------       -------------

                     Operating income                                           2,362                2,886               2,801

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES                                       1,122                 (184)               (561)

OTHER EXPENSE, net                                                             (1,240)              (1,173)             (1,196)
                                                                        -------------        -------------       -------------

                     Income before provision for income taxes                   2,244                1,529               1,044

PROVISION FOR INCOME TAXES                                                        605                  515                 532
                                                                        -------------        -------------       -------------

                     Net income                                         $       1,639        $       1,014       $         512
                                                                        =============        =============       =============



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

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                 Column A                                    Column B             Column C            Column D             Column E

                                                            Balance at           Charged to                                Balance
                                                             Beginning            Costs and          Deductions            at End of
                Description                                  of Period             Expenses          Describe (1)           Period
                -----------                                  ---------           -----------        ------------           ---------
For the year ended June 30, 1995:
   Allowance for doubtful accounts
      (deducted from accounts receivable)                        $454                $212                $  4                $662
                                                                 ====                ====                ====                ====

For the year ended June 30, 1996:
   Allowance for doubtful accounts
      (deducted from accounts receivable)                        $662                $202                $  -                $864
                                                                 ====                ====                ====                ====

For the year ended June 30, 1997:
   Allowance for doubtful accounts
      (deducted from accounts receivable)                        $864                $ 55                $114                $805
                                                                 ====                ====                ====                ====




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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the Company's definitive proxy statement for the 1997 annual meeting of stockholders which the Company intends to file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1997 fiscal year, and, accordingly, items 10, 11, 12 and 13 are omitted pursuant to General Instruction G(3).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.

(a)1.  Financial Statements

         The following consolidated financial statements of Napco Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                              Page
                                                              ----
         Report of Independent Public Accountants
         as of June 30, 1997 and 1996 and for the three years
         in the Period Ended June 30, 1997  . . . . . . . .    15

         Consolidated Balance Sheets as of
         June 30, 1997 and 1996 . . . . . . . . . . . . . .    16

         Consolidated Statements of Income
         for the Years Ended June 30, 1997,
         1996 and 1995  . . . . . . . . . . . . . . . . . .    17

         Consolidated Statements of
         Stockholders' Equity for the
         Years Ended June 30, 1997, 1996
         and 1995 . . . . . . . . . . . . . . . . . . . . .    18

         Consolidated Statements of Cash
         Flows for the Years Ended
         June 30, 1997, 1996 and 1995 . . . . . . . . . . .    19

         Notes to Consolidated Financial
         Statements, June 30, 1997, 1996 and 1995 . . . . .    20

(a)2.  Financial Statement Schedules

         The following consolidated financial statement schedules of Napco Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:


         I:   Condensed Financial Information
              on Parent Company  . . . . . . . . . . . . . .   30

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

(a)3 and (c).  Exhibits

Exhibit
  No.                        Title
-------                      -----
Ex-3.(i)         Articles of Incorporation, as amended. .      Exhibit 3a to Report on Form 10-K for fiscal
                                                               year ended June 30, 1988

Ex-3.(ii)        By-Laws  . . . . . . . . . . . . . . . .      Exhibit 3b to Report on Form 10-K for fiscal
                                                               year ended June 30, 1988

Ex-10.A          1992 Amended and Restated Incentive
                 Stock Option Plan (extending 1982 Plan).      Exhibit 4(a) of Form S-8 of the Registrant
                                                               filed October 24, 1996

Ex-10.B          1990 Non-Employee Stock Option Plan. . .      Exhibit 10c to Report on Form 10-K for fiscal year
                                                               ended June 30, 1991
Ex-10.C          Defined Contribution Pension Plan
                 Basic Plan Document. . . . . . . . . . .      Exhibit 10d to Report on Form 10-K for fiscal
                                                               year ended June 30, 1989
Ex-10.D          Defined Contribution Pension Plan
                 401(k) Profit Sharing Plan
                 Adoption Agreement . . . . . . . . . . .      Exhibit 10e to Report on Form 10-K for fiscal
                                                               year ended June 30, 1989

Ex-10.E          Promissory Note dated as of November
                 8, 1991 between Citibank, N.A. and
                 the Company  . . . . . . . . . . . . . .      Exhibit 10-i to Report on Form 10-K for
                                                               fiscal year ended June 30, 1992

Ex-10.F          Credit Agreement dated November 8,
                 1991 between N.S.S. Caribe S.A. and
                 Citibank, N.A. . . . . . . . . . . . . .      Exhibit 10-j to Report on Form 10-K for
                                                               fiscal year ended June 30, 1992

Ex-10.G          Construction Contract dated June 5,
                 1993 . . . . . . . . . . . . . . . . . .      Exhibit 10-l to Report on Form 10-K for
                                                               fiscal year ended June 30, 1993

Ex-10.H          First Amendment dated as of November 5,
                 1993 to Credit Agreement dated as of
                 November 8, 1991 with Citibank,
                 N.A. . . . . . . . . . . . . . . . . . .      Exhibit 10-o to Report on Form 10-K for
                                                               fiscal year ended June 30, 1993

Ex-10.I          Loan and Security Agreement with
                 Marine Midland Bank dated as of
                 May 12, 1997 . . . . . . . . . . . . . .      E-1

Ex-10.J          Revolving Credit Note #1 to Marine
                 Midland Bank dated as of May 12, 1997. .      E-49

Ex-10.K          Revolving Credit Note #2 to Marine
                 Midland Bank dated as of May 12, 1997. .      E-56

Ex-10.L          Promissory Note to Marine Midland Bank
                 dated as of May 12, 1997 . . . . . . . .      E-63

Ex-11            Computation of earnings per share. . . .      E-67

Ex-12            Computation of ratios . . . . . . . . . .     E-68

Ex-21            Subsidiaries of the Registrant  . . . . .     E-69

Ex-23            Consent of Independent Public Accountants     E-70

Ex-27            Financial Data Schedule . . . . . . . . .     E-71

         Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the registrant will be provided with copies of these exhibits upon written request to the Company.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 10, 1997

                          NAPCO SECURITY SYSTEMS, INC.
                                 (Registrant)


By: /s/ RICHARD SOLOWAY                          By: /s/ KENNETH ROSENBERG
    ---------------------                            ------------------------
    Richard Soloway                                  Kenneth Rosenberg
    Chairman of the Board of                         President and Treasurer
     Directors and Secretary                          (Co-Principal Executive
     (Co-Principal Executive Officer)                  Officer)


                           By: /s/ KEVIN S. BUCHEL
                               ---------------------
                               Kevin S. Buchel
                               Senior Vice President of
                                Operations and Finance
                               (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

     Signature                                     Title                                 Date
     ---------                                     -----                                 ----
/s/RICHARD SOLOWAY                          Chairman of the                         October 10, 1997
----------------------                      Board of Directors
Richard Soloway

/s/KENNETH ROSENBERG                             Director                           October 10, 1997
----------------------
Kenneth Rosenberg

/s/RANDY B. BLAUSTEIN                            Director                           October 10, 1997
----------------------
Randy B. Blaustein

/s/ANDREW J. WILDER                              Director                           October 10, 1997
----------------------
Andrew J. Wilder

                               Index to Exhibits

Ex-10.I      Loan and Security Agreement with
             Marine Midland Bank dated as of
             May 12, 1997 . . . . . . . . . . . . . . .    E-1

Ex-10.J      Revolving Credit Note #1 to Marine
             Midland Bank dated as of May 12, 1997  . .    E-49

Ex-10.K      Revolving Credit Note #2 to Marine
             Midland Bank dated as of May 12, 1997. . .    E-56

Ex-10.L      Promissory Note to Marine Midland Bank
             dated as of May 12, 1997 . . . . . . . . .    E-63

Ex-11        Computation of earnings per share  . . . .    E-67

Ex-12        Computation of ratios  . . . . . . . . . .    E-68

Ex-21        Subsidiaries of the Registrant . . . . . .    E-69

Ex-23        Consent of Independent Public Accountants.    E-70

Ex-27        Financial Data Schedule  . . . . . . . . .    E-71