Form 10-K/A
period 1997-06-30
NAPCO SECURITY SYSTEMS INC
filed 1997-10-14
CIK 69633

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Item 14. Exhibits, Financial Statement Schedules, and reports on Form 8-K

Ex-23            Consent of Independent Public Accountants      4


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 14, 1997

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

     Signature                                     Title                                 Date
     ---------                                     -----                                 ----
/s/RICHARD SOLOWAY                          Chairman of the                         October 14, 1997
----------------------                      Board of Directors
Richard Soloway

/s/KENNETH ROSENBERG                             Director                           October 14, 1997
----------------------
Kenneth Rosenberg

/s/RANDY B. BLAUSTEIN                            Director                           October 14, 1997
----------------------
Randy B. Blaustein

/s/ANDREW J. WILDER                              Director                           October 14, 1997
----------------------
Andrew J. Wilder