Form 10-Q
period 1997-09-30
NAPCO SECURITY SYSTEMS INC
filed 1997-11-14
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM                 TO



Commission File Number:              0-10004


                          NAPCO SECURITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                     11-2277818
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

       333 Bayview Avenue
      Amityville, New York                                  11701
                                                         (Zip Code)


                                 (516) 842-9400
               (Registrant's telephone number including area code)



                                      NONE
               (Former name, former address and former fiscal year if changed from last report)





              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

              Yes      X                                       No

Number of shares outstanding of each of the issuer's classes of common stock, as of: SEPTEMBER 30, 1997

         COMMON STOCK, $.01 PAR VALUE PER SHARE            4,375,727

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                               SEPTEMBER 30, 1997

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION (unaudited)

         Condensed Consolidated Balance Sheets,
         September 30, 1997 and June 30, 1997                                 3

         Condensed Consolidated Statements of Income for the Three
         Months Ended September 30, 1997 and 1996                             4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended September 30, 1997 and 1996                             5

         Notes to Condensed Consolidated Financial Statements                 6

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                7

PART II:  OTHER INFORMATION                                                   9

SIGNATURE PAGE                                                               10

INDEX TO EXHIBITS                                                            11
         Computation of Earnings Per Share                                  E-1

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                              September 30,       June 30,
                               ASSETS                                             1997             1997
                               ------                                       ----------------- ----------------
Current Assets:                                                              (in thousands, except share data)

              Cash and cash equivalents                                         $    548         $  1,006
              Accounts receivable, less allowance for doubtful accounts:
                          September 30, 1997 $768,000
                          June 30, 1997      $805,000                             13,832           13,937
              Inventories, net (Note 2)                                           27,029           25,702
              Prepaid expenses and other current assets                              345              390
              Deferred income taxes, net                                             986              986
                                                                                --------         --------
                          Total current assets                                    42,740           42,021
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):

                          September 30, 1997 $10,613,000
                          June 30, 1997      $10,344,000                          11,930           12,088
Goodwill, net                                                                      2,673            2,699
Other Assets                                                                         254              436
                                                                                ========         ========
                                                                                $ 57,597         $ 57,244
                                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

              Current portion of long-term debt                                 $    900         $    900
              Accounts payable                                                     4,424            5,500
              Accrued and other current liabilities                                1,712            1,808
              Accrued taxes                                                        3,805            3,677
                                                                                --------         --------
                          Total current liabilities                               10,841           11,885
Long-Term Debt                                                                    14,313           13,313
Deferred Income Taxes                                                                828              828
                                                                                --------         --------
                          Total liabilities                                       25,982           26,026
Stockholders' Equity:

              Common stock: par value $.01 per share;
                          21,000,000 shares authorized;
                          5,904,602 and 5,896,602 shares
                          issued, respectively; 4,375,727 and
                          4,367,727 shares outstanding,
                          respectively                                                59               59
              Additional paid-in capital                                             739              724
              Retained earnings                                                   30,818           30,436
              Less: Treasury stock, at cost (1,528,875 shares)                        (1)              (1)
                                                                                --------         --------
                          Total stockholders' equity                              31,615           31,218
                                                                                ========         ========
                                                                                $ 57,597         $ 57,244
                                                                                ========         ========

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                              Three Months Ended
                                                                September 30,
                                                         ----------------------------
                                                            1997              1996
                                                         ----------        ----------
                                                     (in thousands, except share and per
                                                                  share data)

Net Sales                                                $   12,253        $   12,156
Cost of Sales                                                 9,081             9,021
                                                         ----------        ----------
         Gross Profit                                         3,172             3,135
Selling, General and Administrative Expenses                  2,363             2,282
                                                         ----------        ----------
         Operating income                                       809               853
                                                         ----------        ----------
Interest Expense, net                                           261               282
Other (Income)  Expense, net                                     25                45
                                                         ----------        ----------
                                                                286               327
                                                         ----------        ----------
         Income before provision for income taxes               523               526
Provision for Income Taxes                                      141               153
                                                         ----------        ----------
         Net income                                      $      382        $      373
                                                         ==========        ==========

Earnings Per Share                                       $     0.09        $     0.09
                                                         ==========        ==========
Weighted Average Number of Shares Outstanding             4,397,929         4,375,014
                                                         ==========        ==========

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                  Three Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                 1997           1996
                                                               -------         -------
                                                                    (in thousands)

Net Cash Provided by Operating Activities                      $(1,347)        $   636
                                                               -------         -------
Cash Flows from Investing Activities:

         Purchases of property, plant and equipment               (111)           (153)
                                                               -------         -------
                  Net cash used in investing activities           (111)           (153)
                                                               -------         -------
Cash Flows from Financing Activities:

         Proceeds from long-term debt borrowings                 1,000              --
         Principal payments on long-term debt                       --            (600)
                                                               -------         -------
                  Net cash used in financing activities          1,000            (600)
                                                               -------         -------
Net Increase (Decrease) in Cash and Cash Equivalents              (458)           (117)
Cash and Cash Equivalents at Beginning of Period                 1,006             426
                                                               -------         -------
Cash and Cash Equivalents at End of Period                     $   548         $   309
                                                               =======         =======
Cash Paid During the Period for:

         Interest                                              $   347         $   284
                                                               =======         =======
         Income taxes                                          $    13         $     9
                                                               =======         =======

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)  Summary of Significant Accounting Policies and Other Disclosures

     The information for the three months ended September 30, 1997 and 1996 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

     The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)  Inventories

     Inventories consist of:             September 30,    June 30,
                                             1997          1997
                                           -------        -------
                                               (in thousands)

                  Component parts          $12,527        $12,197
                  Work-in-process            3,448          3,374
                  Finished products         11,054         10,131
                                           -------        -------
                                           $27,029        $25,702
                                           =======        =======

3.)  Property, Plant and Equipment

     Property, Plant and Equipment consists of:                       September 30,     June 30,
                                                                           1997           1997
                                                                         -------        -------
                                                                             (in thousands)

                  Land                                                   $   904        $   904
                  Building                                                 8,911          8,911
                  Molds and dies                                           2,565          2,554
                  Furniture and fixtures                                     982            977
                  Machinery and equipment                                  8,750          8,660
                  Building improvements                                      431            426
                                                                         -------        -------
                                                                          22,543         22,432
                  Less: Accumulated depreciation and amortization         10,613         10,344
                                                                         =======        =======
                                                                         $11,930        $12,088
                                                                         =======        =======

4.) In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. In October 1996, the Company gave the IRS additional information supporting its position. As a result, the Appeals Division of the IRS advised the Company that the case had been returned to the Audit Division for further consideration. Subsequently, the case has again been returned to the Appeals Division of the IRS, with a meeting with such division scheduled for November, 1997. The Company believes that it has provided adequate reserves at September 30, 1997 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the three months ended September 30, 1997 remained constant at $12,253,000 as compared to $12,156,000 for the same period a year ago. This level of sales was maintained primarily due to the continued positive reception to the Company's new product offerings as partially offset by the reduction in sales to one of the Company's major customers and the ongoing market shift towards low-cost, high value products.

The Company's gross margin for the three months ended September 30, 1997 remained relatively constant at $3,172,000 or 25.9% of sales as compared to $3,135,000 or 25.8% of sales for the same period a year ago.

Selling, general and administrative expenses for the three months ended September 30, 1997 increased by 4% to $2,363,000 as compared to $2,282,000 a year ago. This increase is primarily due to the continued marketing efforts relating to several new recently introduced products.

Interest and other expense for the three months ended September 30, 1997 decreased slightly to $286,000 from $327,000 for the same period a year ago due primarily to lower average outstanding debt and lower interest rates.

Provision for income taxes for the three months ended September 30, 1997 remained relatively consistent at $141,000 as compared to $153,000 for the same period a year ago due to similar pre-tax earnings and effective tax rates.

Net income remained constant at $382,000 or $.09 per share for the three months ended September 30, 1997 as compared to $373,000 or $.09 per share for the same period a year ago. These levels are due to the relative consistency in performance in the areas described above.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

During the three months ended September 30, 1997 the Company utilized its cash generated from operations as well as additional borrowings to increase its investment in inventory and to purchase property and equipment. This investment resulted in a decrease in cash and cash equivalents to $548,000 at September 30, 1997 from $1,006,000 as of June 30, 1997. and an increase in outstanding debt of $1,000,000 to $15,213,000 at September 30, 1997 from $14,213,000 at June 30,
1997.

Accounts Receivable at September 30, 1997 decreased slightly to $13,832,000 as compared to $13,937,000 at June 30, 1997. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1997 as compared to the quarter ended September 30, 1997.

Inventory at September 30, 1997 was $27,029,000, increasing by $1,327,000 from $25,702,000 at June 30, 1997. This increase is predominantly the result of the Company's stocking of two satellite warehouses that are intended to better service the Company's customers by locating inventory closer to certain international markets.

On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement, a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and replaced the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. These agreements replaced the existing $11,000,000 and $2,000,000 credit agreements with another bank. The Company restructured its debt to allow for future growth and expansion as well as to obtain terms more favorable to the Company. As part of the debt restructuring, the Company retired the outstanding Industrial Revenue Bonds relating to the financing of the construction of the Company's Amityville facility. The revolving credit agreement will expire in May, 2000 and any outstanding borrowings are to be repaid on or before that time.

On April 26, 1993 the Company's foreign subsidiary entered into a 99 year lease of approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000. The foreign subsidiary relocated its operations to this site at the end of fiscal 1995.

As of September 30, 1997 the Company had no material commitments for capital expenditures.

                           PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

          In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. In October 1996, the Company gave the IRS additional information supporting its position. As a result, the Appeals Division of the IRS advised the Company that the case had been returned to the Audit Division for further consideration. Subsequently, the case has again been returned to the Appeals Division of the IRS, with a meeting with such division scheduled for November, 1997. The Company believes that it has provided adequate reserves at September 30, 1997 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

Item 2.   Changes in Securities

              None

Item 3.   Defaults Upon Senior Securities

              None

Item 4.   Submission of Matters to a Vote of Security Holders

              None

Item 5.   Other Information

              None

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  (11)  Computation of Earnings Per Share

          (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 1997

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)

By: /s/  Richard Soloway                    By:  /s/  Kenneth Rosenberg
    ----------------------------------      -----------------------------------
    Richard Soloway                              Kenneth Rosenberg
    Chairman of the Board of Directors           President and Treasurer
     and Secretary                              (Co-Principal Executive Officer)
    (Co-Principal Executive Officer)

                              By: /s/  Kevin S. Buchel
                              ----------------------------
                                  Kevin S. Buchel
                                  Senior Vice President of Operations
                                    and Finance
                                  (Principal Financial and Accounting
                                    Officer)

                                INDEX TO EXHIBITS

Exhibits                                                              Page
--------                                                              ----

11       Computation of Earnings Per Share                            E-1

27       Financial Data Schedule


                                      -11-