Form 10-Q
period 1997-12-31
NAPCO SECURITY SYSTEMS INC
filed 1998-02-17
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
           DECEMBER 31, 1997

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM _______________ TO _______________ .

Commission File Number:                  0-10004
                             -----------------------------------

                          NAPCO SECURITY SYSTEMS, INC.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                    11-2277818
-------------------------------             --------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

     333 Bayview Avenue
     Amityville, New York                                11701
------------------------------------        --------------------------------
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

                 Yes      X                       No
                       ------                          ------

         Number of shares outstanding of each of the issuer's classes of common
stock, as of:    DECEMBER 31, 1997

COMMON STOCK, $.01 PAR VALUE PER SHARE                              4,379,227

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX
                                DECEMBER 31, 1997

                                                                                               Page
                                                                                               ----
PART I:  FINANCIAL INFORMATION (unaudited)

           Condensed Consolidated Balance Sheets,
           December 31, 1997 and June 30, 1997                                                   3

           Condensed Consolidated Statements of Income for the Six
           Months Ended December 31, 1997 and 1996                                               4

           Condensed Consolidated Statements of Income for the Three
           Months Ended December 31, 1997 and 1996                                               5

           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended December 31, 1997 and 1996                                               6

           Notes to Condensed Consolidated Financial Statements                                  7

           Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                 9

PART II:  OTHER INFORMATION                                                                     11

SIGNATURE PAGE                                                                                  12

INDEX TO EXHIBITS                                                                               13

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                December 31,      June 30,
                                        ASSETS                                     1997             1997
                                        ------                                 -------------    ------------
Current Assets:                                                                       (in thousands)
      Cash and cash equivalents                                                  $  1,189        $  1,006
      Accounts receivable, less allowance for doubtful accounts:
           December 31, 1997 $ 663,000
           June 30, 1997     $ 805,000                                             12,682          13,937
      Inventories, net (Note 2)                                                    28,649          25,702
      Prepaid expenses and other current assets                                     1,126             390
      Deferred income taxes, net                                                      986             986
                                                                                 --------        --------
           Total current assets                                                    44,632          42,021

Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
           December 31, 1997 $ 10,895,000
           June 30, 1997     $ 10,344,000                                          11,775          12,088
Excess of Cost Over Fair Value of Assets Acquired, net                              2,646           2,699
Other Assets                                                                          324             436
                                                                                 --------        --------
                                                                                 $ 59,377        $ 57,244
                                                                                 ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Current portion of long-term debt                                          $    900        $    900
      Accounts payable                                                              4,759           5,500
      Accrued and other current liabilities                                         1,822           1,808
      Accrued taxes                                                                 3,824           3,677
                                                                                 --------        --------
           Total current liabilities                                               11,305          11,885
Long-Term Debt                                                                     15,413          13,313
Deferred Income Taxes                                                                 828             828
                                                                                 --------        --------
           Total liabilities                                                       27,546          26,026

Stockholders' Equity:
      Common stock: par value $.01 per share; 21,000,000 shares
           authorized, 5,908,102 and 5,896,602 shares issued, respectively             59              59
      Additional paid-in capital                                                      749             724
      Retained earnings                                                            31,024          30,436
      Less: Treasury stock, at cost (1,528,875 shares)                                 (1)             (1)
                                                                                 --------        --------
           Total stockholders' equity                                              31,831          31,218
                                                                                 --------        --------
                                                                                 $ 59,377        $ 57,244
                                                                                 ========        ========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                  Six Months Ended
                                                                     December 31,
                                                             ---------------------------
                                                                1997             1996
                                                             ----------       ----------
                                                        (in thousands, except per share data)
Net Sales                                                    $   23,664       $   24,484
Cost of Sales                                                    17,694           18,193
                                                             ----------       ----------
           Gross Profit                                           5,970            6,291
Selling, General and Administrative Expenses                      4,609            4,386
                                                             ----------       ----------
           Operating income                                       1,361            1,905
                                                             ----------       ----------
Interest Expense, net                                               529              558
Other Expense, net                                                   12              118
                                                             ----------       ----------
                                                                    541              676
                                                             ----------       ----------
           Income before provision for income taxes                 820            1,229
Provision for Income Taxes                                          232              323
                                                             ----------       ----------
           Net income                                        $      588       $      906
                                                             ==========       ==========
Earnings Per Share: Basic                                    $     0.13       $     0.21
                                                             ==========       ==========
                    Diluted                                  $     0.13       $     0.21
                                                             ==========       ==========
Weighted Average Number of Shares Outstanding: Basic          4,374,477        4,367,489
                                                             ==========       ==========
                                               Diluted        4,441,177        4,377,489
                                                             ==========       ==========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                    Three Months Ended
                                                                       December 31,
                                                             -----------------------------
                                                                 1997              1996
                                                             -----------        ----------
                                                          (in thousands, except per share data)
Net Sales                                                    $    11,411        $   12,328
Cost of Sales                                                      8,613             9,172
                                                             -----------        ----------
           Gross Profit                                            2,798             3,156
Selling, General and Administrative Expenses                       2,246             2,104
                                                             -----------        ----------
           Operating income                                          552             1,052
                                                             -----------        ----------
Interest Expense, net                                                268               276
Other Expense (Income), net                                          (13)               73
                                                             -----------        ----------
                                                                     255               349
                                                             -----------        ----------
           Income before provision for income taxes                  297               703
Provision for Income Taxes                                            91               170
                                                             -----------        ----------
           Net income                                        $       206        $      533
                                                             ===========        ==========
Earnings Per Share: Basic                                    $      0.05        $     0.12
                                                             ===========        ==========
                    Diluted                                  $      0.05        $     0.12
                                                             ===========        ==========
Weighted Average Number of Shares Outstanding: Basic           4,377,477         4,367,379
                                                             ===========        ==========
                                               Diluted         4,396,477         4,377,379
                                                             ===========        ==========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                       Six Months Ended
                                                                          December 31,
                                                                     ----------------------
                                                                       1997           1996
                                                                     -------        -------
                                                                         (in thousands)

Net Cash Provided by (Used in) Operating Activities                  $(1,679)       $ 1,729
                                                                     -------        -------
Cash Flows from Investing Activities:

      Purchases of property, plant and equipment                        (238)          (377)
                                                                     -------        -------
           Net cash used in investing activities                        (238)          (377)
                                                                     -------        -------
Cash Flows from Financing Activities:

      Proceeds from long-term debt borrowings                          2,550           --
      Principal payments on long-term debt                              (450)          (900)
                                                                     -------        -------
           Net cash provided by (used in) financing activities         2,100           (900)
                                                                     -------        -------
Net Increase in Cash and Cash Equivalents                                183            452
Cash and Cash Equivalents at Beginning of Period                       1,006            426
                                                                     -------        -------
Cash and Cash Equivalents at End of Period                           $ 1,189        $   878
                                                                     =======        =======
Cash Paid During the Period for:

      Interest                                                       $   663        $   563
                                                                     =======        =======
      Income taxes                                                   $    85        $    17
                                                                     =======        =======



     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)        Summary of Significant Accounting Policies and Other Disclosures

           The information for the three and six months ended December 31, 1997 and 1996 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

            The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)        Inventories

           ----------------------------------------------------------------------------
           Inventories consist of:                              December 31,               June 30,
                                                                    1997                     1997
                                                               -------------             ------------
                                                                           (in thousands)
                                    Component parts              $ 13,296                 $ 12,197
                                    Work-in-process                 3,661                    3,374
                                    Finished products              11,693                   10,131
                                                                 =========                ========
                                                                 $ 28,649                 $ 25,702
                                                                 =========                ========

3.)        Property, Plant and Equipment

           -------------------------------------------------------------------

           Property, Plant and Equipment consists of:                                      December 31,               June 30,
                                                                                               1997                     1997
                                                                                           ------------             ------------
                                                                                                       (in thousands)
                                    Land                                                    $    904                   $    904
                                    Building                                                   8,911                      8,911
                                    Molds and dies                                             2,607                      2,554
                                    Furniture and fixtures                                       981                        977
                                    Machinery and equipment                                    8,835                      8,660
                                    Building improvements                                        432                        426
                                                                                            --------                   --------
                                                                                              22,670                     22,432
                                    Less: Accumulated depreciation and amortization           10,895                     10,344
                                                                                            --------                   --------
                                                                                            $ 11,775                   $ 12,088
                                                                                            ========                   ========

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

         In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at December 31, 1997 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.)        Net Income Per Common Share

           Effective December 31, 1997, the Company adopted Statement of Financial Accounting standards ("SFAS") No. 128, "Earnings per share". In accordance with SFAS No. 128, net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net income per share amounts for the same prior-year periods have been restated to conform to the provisions of SFAS No. 128.

           A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:

                                           Six Months Ended
                                           December 31, 1997
                                  (In thousands, except per share data)
                                 ----------------------------------------

                                 Net Income       Shares        Per Share
                                 (numerator)  (denominator)     Amounts
                                  ---------     ---------      ---------
Net income                          $588            --          --
BASIC EPS
Net income attributable to
   common stock                     $588           4,374       $0.13

EFFECT OF DILUTIVE SECURITIES

 Options                             --               67        --
                                    ----       ---------       -----
DILUTED EPS
Net income attributable to
   common stock and assumed
   option exercises                 $588           4,441       $0.13
                                    ====       =========       =====

                                                          Six Months Ended
                                                          December 31, 1996
                                                (In thousands, except per share data)
                                           -----------------------------------------------

                                            Net Income         Shares          Per Share
                                            (numerator)     (denominator)       Amounts
                                            -----------     -------------        -------
           Net income                          $906              --                --
                                                                                  -----
           BASIC EPS
           Net income attributable to
              common stock                      906             4,367             $0.21

           EFFECT OF DILUTIVE SECURITIES
            Options                             --                 10              --
                                               ----             -----             -----
           DILUTED EPS
           Net income attributable to
              common stock and assumed
              option exercises                 $906             4,377             $0.21
                                               ====             =====             =====

         Options to purchase 4,000 shares of common stock in the quarter ended December 31, 1997 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
------------------------------------

Sales for the six months ended December 31, 1997 decreased 3% to $23,664,000 as compared to $24,484,000 for the same period a year ago. For the three months ended December 31, 1997 sales decreased 7% to $11,411,000 from $12,328,000 a year ago. These decreases were primarily due to the significant reduction in sales to a major customer as disclosed in the Company's most recent Form 10-K and annual report. Also, because of improved delivery response to the Company's customers, the sales orders during the quarter are closer to a "just in time" basis even though the "sell through" of product to the installer has increased. The effect of these factors was partially offset by an increase in the Company's international sales. During the second quarter, the Company announced that it had reorganized its Sales and Marketing management team.

The Company's gross profit margin for the six months ended December 31, 1997 decreased to $5,970,000 or 25.2% of sales as compared to $6,291,000 or 25.7% of sales for the same period a year ago. For the three months ended December 31, 1997, gross profit decreased to $2,798,000 or 24.5% of sales as compared to $3,156,000 or 25.6% of sales for the same period a year ago. These decreases are primarily the result of the decrease in net sales as partially offset by cost savings being generated by the Company's offshore facility in the Dominican Republic.

Selling, general and administrative expenses for the six months ended December 31, 1997 increased by 5% to $4,609,000 as compared to $4,386,000 a year ago. For the three months ended December 31, 1997, selling, general and administrative expenses increased by 7% to $2,246,000 from $2,104,000 last year. These increases are due to the Company's aggressive marketing of its recently introduced product lines as well as its expansion into international markets.

Interest and other expense for the six months ended December 31, 1997 decreased to $541,000 from $676,000 for the same period a year ago. For the three months ended December 31, 1997, interest and other expenses also decreased to $255,000 as compared to the same period in fiscal 1996 due primarily to lower interest rates.

Provision for income taxes decreased $91,000 to $232,000 for the six months ended December 31, 1997 as compared to $323,000 a year ago. For the three months ended December 31, 1997 the provision for income taxes decreased to $91,000 as compared to $170,000 for the same period a year ago. These changes are primarily the result of the decrease in income before income taxes resulting from the items discussed above.

Net income decreased by 35% to $588,000 or $.13 per share for the six months ended December 31, 1997 from $906,000 or $.21 per share for the same period a year ago. For the three months ended December 31, 1997 net income decreased by 61% to $206,000 or $.05 per share as compared to $533,000 or $.12 per share for the same quarter a year ago. These decreases are primarily the result of the items discussed above.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources
----------------------------------------------------

During the six months ended December 31, 1997 the Company utilized a substantial portion of its cash generated from operations as well as additional borrowings to increase its investment in inventory and to purchase property and equipment. This resulted in an increase in cash and cash equivalents to $1,189,000 at December 31, 1997 from $1,006,000 as of June 30, 1997 and a net increase in outstanding debt of $2,100,000 to $16,313,000 at December 31, 1997 from $14,213,000 at June 30, 1997.

Accounts Receivable at December 31, 1997 decreased by $1,255,000 to $12,682,000 as compared to $13,937,000 at June 30, 1997. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1997 as compared to the quarter ended December 31, 1997 and the decrease in net sales as previously discussed as well as improved collection procedures.

Inventory at December 31, 1997 was $28,649,000, increasing by $2,947,000 from $25,702,000 at June 30, 1997. This increase is predominantly the result of the Company expanding its finished goods inventory levels at its locations that service its international markets as well as in preparation for production of several new product lines.

On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement, a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and the replacement of the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. These agreements replaced an $11,000,000 and a $2,000,000 credit agreement previously available to the Company. The Company restructured its debt to allow for future growth and expansion as well as to obtain terms more favorable to the Company. As part of the debt restructuring, the Company retired the outstanding Industrial Revenue Bonds relating to the financing of the construction of the Company's Amityville facility. The revolving credit agreement will expire in May, 2000 and any outstanding borrowings are to be repaid on or before that time.

As of December 31, 1997 the Company had no material commitments for capital expenditures.

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject other than as follows:

           In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at December 31, 1997 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

Item 2.    Changes in Securities

                     None

Item 3.    Defaults Upon Senior Securities

                     None

Item 4.    Submission of Matters to a Vote of Security Holders

  (a) An annual meeting of the stockholders of the Company (the "Annual Meeting") was held on November 25, 1997.

  (b) The names of the directors elected at the Annual Meeting are: Richard Soloway, Kenneth Rosenberg, Randy B. Blaustein, and Andrew J. Wilder.

Item 5.    Other Information

                     None

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           (11)  Computation of Earnings Per Share

      (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 12, 1998

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)

By: /s/  Richard Soloway                    By:  /s/  Kenneth Rosenberg
    ------------------------------------         -------------------------------
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

22         Financial Data Schedule