Form 10-Q
period 1998-03-31
NAPCO SECURITY SYSTEMS INC
filed 1998-05-14
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________
      TO _______________ .

Commission File Number: 0-10004

                          NAPCO SECURITY SYSTEMS, INC.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                     11-2277818
------------------------------------        -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)
     333 Bayview Avenue
     Amityville, New York                                  11701
------------------------------------        -----------------------------------
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

                              Yes /X/    No/ /

      Number of shares outstanding of each of the issuer's classes of common stock, as of: MARCH 31, 1998

            COMMON STOCK, $.01 PAR VALUE PER SHARE        4,379,227

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX
                                 MARCH 31, 1998

                                                                              Page
                                                                              ----
PART I:  FINANCIAL INFORMATION (unaudited)
           Condensed Consolidated Balance Sheets,
           March 31, 1998 and June 30, 1997                                   3

           Condensed Consolidated Statements of Income for the Nine
           Months Ended March 31, 1998 and 1997                               4

           Condensed Consolidated Statements of Income for the Three
           Months Ended March 31, 1998 and 1997                               5

           Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended March 31, 1998 and 1997                               6

           Notes to Condensed Consolidated Financial Statements               7

           Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              10

PART II:  OTHER INFORMATION                                                   12

SIGNATURE PAGE                                                                13

INDEX TO EXHIBITS                                                             14

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                 March 31,        June 30,
                                   ASSETS                                          1998            1997
                                                                                 --------        --------
Current Assets:                                                                      (in thousands)
      Cash and cash equivalents                                                  $  2,014        $  1,006
      Accounts receivable, less allowance for doubtful accounts:
           March 31, 1998    $ 735,000
           June 30, 1997     $ 805,000                                             12,228          13,937
      Inventories, net (Note 2)                                                    27,949          25,702
      Prepaid expenses and other current assets                                       605             390
      Deferred income taxes, net                                                      986             986
                                                                                 --------        --------
           Total current assets                                                    43,782          42,021
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
           March 31, 1998    $ 10,800,000
           June 30, 1997     $ 10,344,000                                          11,595          12,088
Excess of Cost Over Fair Value of Assets Acquired, net                              2,619           2,699
Other Assets                                                                          387             436
                                                                                 --------        --------
                                                                                 $ 58,383        $ 57,244
                                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Current portion of long-term debt                                          $    900        $    900
      Accounts payable                                                              4,020           5,500
      Accrued and other current liabilities                                         1,636           1,808
      Accrued taxes                                                                 3,859           3,677
                                                                                 --------        --------
           Total current liabilities                                               10,415          11,885
Long-Term Debt                                                                     15,188          13,313
Deferred Income Taxes                                                                 828             828
                                                                                 --------        --------
           Total liabilities                                                       26,431          26,026
Stockholders' Equity:
      Common stock: par value $.01 per share; 21,000,000 shares
           authorized, 5,908,102 and 5,896,602 shares issued, respectively             59              59
      Additional paid-in capital                                                      749             724
      Retained earnings                                                            31,145          30,436
      Less: Treasury stock, at cost (1,528,875 shares)                                 (1)             (1)
                                                                                 --------        --------
           Total stockholders' equity                                              31,952          31,218
                                                                                 --------        --------
                                                                                 $ 58,383        $ 57,244
                                                                                 ========        ========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         1998             1997
                                                                      ----------       ----------
                                                                 (in thousands, except per share data)
Net Sales                                                             $   35,687       $   38,067
Cost of Sales                                                             26,895           28,621
                                                                      ----------       ----------
           Gross Profit                                                    8,792            9,446
Selling, General and Administrative Expenses                               6,886            6,873
                                                                      ----------       ----------
           Operating income                                                1,906            2,573
                                                                      ----------       ----------
Interest Expense, net                                                        811              820
Other Expense, net                                                           112              181
                                                                      ----------       ----------
                                                                             923            1,001
                                                                      ----------       ----------
           Income before provision for income taxes                          983            1,572

Provision for Income Taxes                                                   274              451
                                                                      ----------       ----------
           Net income                                                 $      709       $    1,121
                                                                      ==========       ==========


Earnings Per Share (Note 5): Basic                                    $     0.16       $     0.26
                                                                      ==========       ==========
                             Diluted                                  $     0.16       $     0.26
                                                                      ==========       ==========
Weighted Average Number of Shares Outstanding (Note 5): Basic          4,374,477        4,367,727
                                                                      ==========       ==========
                                                        Diluted        4,398,293        4,383,616
                                                                      ==========       ==========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         1998             1997
                                                                      ----------       ----------
                                                                (in thousands, except per share data)
Net Sales                                                             $   12,023       $   13,583
Cost of Sales                                                              9,201           10,428
                                                                      ----------       ----------
           Gross Profit                                                    2,822            3,155
Selling, General and Administrative Expenses                               2,277            2,487
                                                                      ----------       ----------
           Operating income                                                  545              668
                                                                      ----------       ----------
Interest Expense, net                                                        282              262
Other Expense, net                                                           100               63
                                                                      ----------       ----------
                                                                             382              325
                                                                      ----------       ----------
           Income before provision for income taxes                          163              343

Provision for Income Taxes                                                    42              128
                                                                      ----------       ----------
           Net income                                                 $      121       $      215
                                                                      ==========       ==========
Earnings Per Share (Note 5): Basic                                    $     0.03       $     0.05
                                                                      ==========       ==========
                             Diluted                                  $     0.03       $     0.05
                                                                      ==========       ==========
Weighted Average Number of Shares Outstanding (Note 5): Basic          4,379,227        4,367,727
                                                                      ==========       ==========
                                                        Diluted        4,403,651        4,386,859
                                                                      ==========       ==========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                        Nine Months Ended
                                                                            March 31,
                                                                      ----------------------
                                                                       1998           1997
                                                                      -------        -------
                                                                         (in thousands)
Net Cash (Used in) Provided by Operating Activities                   $  (904)       $ 2,706
                                                                      -------        -------
Cash Flows from Investing Activities:
      (Purchases) dispositions of property, plant and equipment            37           (476)
                                                                      -------        -------
           Net cash provided by (used in) investing activities             37           (476)
                                                                      -------        -------
Cash Flows from Financing Activities:
      Proceeds from long-term debt borrowings                           2,550             --
      Principal payments on long-term debt                               (675)        (1,200)
                                                                      -------        -------
           Net cash provided by (used in) financing activities          1,875         (1,200)
                                                                      -------        -------
Net Increase in Cash and Cash Equivalents                               1,008          1,030
Cash and Cash Equivalents at Beginning of Period                        1,006            426
                                                                      -------        -------
Cash and Cash Equivalents at End of Period                            $ 2,014        $ 1,456
                                                                      =======        =======
Cash Paid During the Period for:
      Interest                                                        $   663        $   793
                                                                      =======        =======
      Income taxes                                                    $    85        $    30
                                                                      =======        =======


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)        Summary of Significant Accounting Policies and Other Disclosures

           The information for the three and nine months ended March 31, 1998 and 1997 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

           The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)        Inventories

           Inventories consist of:

                                               March 31,          June 30,
                                                1998               1997
                                               -------            -------
                                                     (in thousands)
                  Component parts              $12,963            $12,197
                  Work-in-process                3,569              3,374
                  Finished products             11,417             10,131
                                               -------            -------
                                               $27,949            $25,702
                                               =======            =======



3.)        Property, Plant and Equipment

           Property, Plant and Equipment consists of:

                                                                             March 31,          June 30,
                                                                               1998               1997
                                                                             -------            -------
                                                                                   (in thousands)
                  Land                                                       $   904            $   904
                  Building                                                     8,911              8,911
                  Molds and dies                                               2,607              2,554
                  Furniture and fixtures                                         981                977
                  Machinery and equipment                                      8,560              8,660
                  Building improvements                                          432                426
                                                                             -------            -------
                                                                              22,395             22,432
                  Less: Accumulated depreciation and amortization             10,800             10,344
                                                                             -------            -------
                                                                             $11,595            $12,088
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

           In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at March 31, 1998 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.

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

           A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:

                                                                           Nine Months Ended
                                                                            March 31, 1998
                                                                 (in thousands, except per share data)
                                                           -------------------------------------------------
                                                            Net Income           Shares            Per Share
                                                           (numerator)        (denominator)          Amounts
                  Net income                                  $709                  --                  --
                                                              ----
                  BASIC EPS
                  Net income attributable to
                     common stock                             $709               4,374               $0.16
                                                              ----
                  EFFECT OF DILUTIVE SECURITIES
                   Options                                      --                  69                  --
                                                              ----               -----               -----
                  DILUTED EPS
                  Net income attributable to
                     common stock and assumed
                     option exercises                         $709               4,443               $0.16
                                                              ====               =====               =====


                                                                        Three Months Ended
                                                                           March 31, 1998
                                                                (in thousands, except per share data)
                                                           ------------------------------------------------
                                                           Net Income            Shares           Per Share
                                                           (numerator)        (denominator)         Amounts
                  Net income                                  $121                  --                  --
                                                              ----
                  BASIC EPS
                  Net income attributable to
                     common stock                              121               4,379               $0.03
                  EFFECT OF DILUTIVE SECURITIES
                   Options                                      --                  69                  --
                                                              ----               -----               -----
                  DILUTED EPS
                  Net income attributable to
                     common stock and assumed
                     option exercises                         $121               4,448               $0.03
                                                              ====               =====               =====

           Options to purchase 4,400 shares of common stock in the quarter ended March 31, 1998 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.)        Year 2000 Date Conversion

           As the century turns from 1900 to 2000, date-sensitive systems may recognize the year 2000 as 1900 or not at all. This results primarily because of the conventional use of a two digit date field in most software applications. The inability to properly recognize the year 2000 may cause systems to process financial and operational information incorrectly.

           The majority of the Company's systems are already Year 2000 compliant. The Company expects that virtually all of its systems will be fully compliant by July 1998. Due to the fact that the Company's software manufacturer includes the Year 2000 upgrade as part of its ongoing maintenance, the Company expects to expend a minimal amount of its resources in this area.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the nine months ended March 31, 1998 decreased 6% to $35,687,000 as compared to $38,067,000 for the same period a year ago. For the three months ended March 31, 1998 sales decreased 11% to $12,023,000 from $13,583,000 a year ago. These decreases were primarily due to the significant reduction in sales to a major customer as disclosed in the Company's most recent Form 10-K and annual report. Also, because of improved delivery response to the Company's customers, the sales orders during the quarter are closer to a "just in time" basis even though the "sell through" of product to the installer has increased. The effect of these factors was partially offset by an increase in the Company's international sales. During the second quarter, the Company announced that it had reorganized its Sales and Marketing management team.

The Company's gross profit margin for the nine months ended March 31, 1998 decreased to $8,792,000 or 24.6% of sales as compared to $9,446,000 or 24.8% of sales for the same period a year ago. For the three months ended March 31, 1998, gross profit decreased to $2,822,000 or 23.5% of sales as compared to $3,155,000 or 23.2% of sales for the same period a year ago. These decreases are primarily the result of the decrease in net sales as partially offset by cost savings being generated by the Company's offshore facility in the Dominican Republic.

Selling, general and administrative expenses for the nine months ended March 31, 1998 remained relatively constant at $6,886,000 as compared to $6,873,000 a year ago. For the three months ended March 31, 1998, selling, general and administrative expenses decreased by 8% to $2,277,000 from $2,487,000 last year. These levels were primarily the result of decreased variable expenses relating to the Company's lower sales volume.

Interest and other expense for the nine months ended March 31, 1998 decreased to $923,000 from $1,001,000 for the same period a year ago. For the three months ended March 31, 1998, interest and other expenses increased to $382,000 as compared to $325,000 for the same period in fiscal 1997. These changes were primarily the result of lower interest rates as offset in the third quarter by increased outstanding debt.

Provision for income taxes decreased $177,000 to $274,000 for the nine months ended March 31, 1998 as compared to $451,000 a year ago. For the three months ended March 31, 1998 the provision for income taxes decreased to $42,000 as compared to $128,000 for the same period a year ago. These changes are primarily the result of the decrease in income before income taxes resulting from the items discussed above.

Net income decreased by 37% to $709,000 or $.16 per share for the nine months ended March 31, 1998 from $1,121,000 or $.26 per share for the same period a year ago. For the three months ended March 31, 1998 net income decreased by 44% to $121,000 or $.03 per share as compared to $215,000 or $.05 per share for the same quarter a year ago. These decreases are primarily the result of the items discussed above.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

During the nine months ended March 31, 1998 the Company utilized a substantial portion of its cash generated from operations as well as additional borrowings to increase its investment in inventory. This resulted in an increase in cash and cash equivalents to $2,014,000 at March 31, 1998 from $1,006,000 as of June 30, 1997 and a net increase in outstanding debt of $1,875,000 to $16,088,000 at March 31, 1998 from $14,213,000 at June 30, 1997.

Accounts Receivable at March 31, 1998 decreased by $1,709,000 to $12,228,000 as compared to $13,937,000 at June 30, 1997. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1997 as compared to the quarter ended March 31, 1998 and the decrease in net sales as previously discussed.

Inventory at March 31, 1998 was $27,949,000, increasing by $2,247,000 from $25,702,000 at June 30, 1997. This increase is predominantly the result of the Company expanding its finished goods inventory levels at its locations that service its international markets as well as in preparation for production of several new product lines.

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

As of March 31, 1998 the Company had no material commitments for capital expenditures except as desscribed herein. In May of 1998 the Company announced that it had reached an agreement in principle with Napco's co-founder Kenneth Rosenberg to repurchase all of Mr. Rosenberg's 889,576 shares of Napco common stock for $5.00 per share. The Company anticipates a Closing to occur shortly, at which time $2.5 million of the purchase price will be paid. The balance will be paid over a 4-year period. The portion of the purchase price payable at Closing will be financed by the Company's primary bank. At the Closing, Mr. Rosenberg, who has recently taken a less active role in the Company's business, will retire as president and director of the Company, but will be available to the Company pursuant to a consulting agreement. The agreement also contemplates that Mr. Rosenberg will not compete with the Company for a 10-year period.

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject other than as follows:

           In August 1995, the Internal Revenue Service ("IRS") informed the Company that it is proposing adjustments to the Company's Federal tax returns for fiscal years 1987 through 1992. The IRS has issued a report to the Company that the proposed adjustments would result in taxes due of approximately $4.3 million excluding interest charges. The primary adjustments presented by the IRS relate to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagrees with the IRS and intends to vigorously appeal this assessment using all remedies and procedural actions available under the law. The Company believes that it has provided adequate reserves at March 31, 1998 to address the ultimate resolution of this matter, so that it will not have a material adverse effect on the Company's consolidated financial statements.


Item 2.    Changes in Securities

                     None

Item 3.    Defaults Upon Senior Securities

                     None

Item 4.    Submission of Matters to a Vote of Security Holders

                     None

Item 5.    Other Information

                     None

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

                     None

      (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 13, 1998


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


                      By: /s/  Kevin S. Buchel
                          ------------------------------------
                          Kevin S. Buchel
                          Senior Vice President of Operations
                           and Finance
                          (Principal Financial and Accounting
                           Officer)

                                INDEX TO EXHIBITS

Exhibits
--------

27         Financial Data Schedule