Form 10-K
period 1998-06-30
NAPCO SECURITY SYSTEMS INC
filed 1998-09-28
CIK 69633

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]            Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934 [No Fee
                                  Required]
                   For the fiscal year ended June 30, 1998
                                      or
   [ ]        Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934 [No Fee Required]
                 For the Transition period from            to

                       COMMISSION FILE NUMBER: 0-10004

                         NAPCO SECURITY SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

                      Delaware                           11-2277818
            (State or other jurisdiction           (I.R.S. Employer I.D.
                 of incorporation or                       Number)
                   organization)



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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of September 18, 1998, 3,490,151 shares of Common Stock were outstanding, and the aggregate market value of the stock (based upon the last sale price of the stock on such date) held by non-affiliates was approximately $14,833,142.

         Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement in connection with its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

         Combination Control Panels/Digital Communicators and Digitkey Systems. A combination control panel, digital communicator and a digital keypad (a plate with push button numbers as on a telephone, which eliminates the need for mechanical keys) has continued to grow rapidly in terms of dealer and consumer preference. Benefits of the combination format include the cost efficiency resulting from a single microcomputer function, as well as the reliability and ease of installation gained from the simplicity and sophistication of microcomputer technology.

         Door Security Devices. The Company manufactures a variety of exit alarm locks ranging from simple dead bolt locks to door alarms.

         Fire Alarm Control Panel. Multi-zone fire alarm control panels, which accommodate an optional digital communicator for reporting to a central station, are also manufactured by the Company.

         Area Detectors. The Company's area detectors are both passive infrared heat detectors and combination microwave/passive infrared detectors that are linked to alarm control panels. Passive infrared heat detectors respond to the change in heat patterns caused by an intruder moving within a protected area. Combination units respond to both changes in heat patterns and changes in microwave patterns occurring at the same time.

Peripheral Equipment

         The Company also markets peripheral and related equipment manufactured by other companies. Revenues from peripheral equipment have not been significant.

Research and Development

         The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 1998, 1997, and 1996, the Company expended approximately $3,817,000, $3,340,000 and $3,296,000, respectively, on Company-sponsored research and development activities conducted by its engineering department and outside consultants. Substantially all of the Company's research and development activities during fiscal 1998, 1997 and 1996 were conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

         As of June 30, 1998, the Company had approximately 1,000 full-time employees.

Marketing and Major Customers

         The Company's staff of 43 sales and marketing support employees located at the Company's headquarters sells and markets the Products directly to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 80% of the Company's total sales for the fiscal year ended June 30, 1998. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities. Some of the Company's products are marketed under the "private label" of certain customers.

         Sales to A.D.I., A.D.T., and KingAlarm, each unaffiliated with the Company, together accounted for approximately 32% and 38% of the Company's total sales for the fiscal years ended June 30, 1998 and 1997 (see Note 9 to Consolidated Financial Statements as to percentage breakdown). With respect to a customer that accounted for approximately 9% of the Company's sales in fiscal year 1997, there was a significant reduction in the sales to such customer to 1% in fiscal 1998. However, the Company does not believe that such reduction had a material adverse effect on the results of operations or financial condition of the Company. The loss of either of the other two customers could have a material adverse effect on the Company's business.

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

         In general, orders for the Products are processed by the Company from inventory. A backlog of approximately $1,240,000 existed as of June 30, 1998. This compared to a backlog of approximately $3,467,000 a year ago.

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

                    Financial Information Relating to Foreign and Domestic Operations and Export Sales(1)


                                           1998                    1997                   1996
                                           ----                    ----                   ----
                                                              (in thousands)
Sales to unaffiliated customers:
              United States             $50,269                 $53,302                $49,088
              Foreign                         0                       0                      0

Identifiable assets:
              United States             $39,783                 $41,242                $33,084
              Foreign                    18,780                  16,002                 24,235

Export sales:
              United States(2)          $12,101                 $10,355                $ 7,994



ITEM 2. PROPERTIES.

         The Company has executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. The Company constructed this facility with the proceeds from an industrial revenue bond financing in 1985.

The Company's foreign subsidiary, NAPCO/Alarm Lock Grupo International, S.A. (formerly known as NSS Caribe, S.A.), is located in the Dominican Republic where it owns a building of approximately 167,000 square feet of production and warehousing space. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 1998, most of the Company's sales related to labor on assemblies, goods and subassemblies at these sites, utilizing U.S. quality control standards.

         Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.

--------
   (1) Certain prior year amounts have been reclassified to conform to current year presentation.

   (2) Export sales from the United States in fiscal year 1998 included sales of approximately $6,966,000, $1,070,000 and $2,094,000 to Europe, North America, and South America respectively. Export sales from the United States in fiscal year 1997 included sales of approximately $6,046,000, $1,608,000, and $1,127,000 to Europe, North America, and South America respectively.

ITEM 3. LEGAL PROCEEDINGS.

         There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject, other than as follows:

         In August 1995, the Internal Revenue Service (the "IRS") informed the Company that it had completed the audit of the company's Federal tax returns for fiscal years 1986 through 1993. The IRS had issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million, excluding interest charges. The primary adjustments presented by the IRS related to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagreed with the IRS and began the process of vigorously appealing this assessment using all remedies and procedural actions available under the law. The Company had provided a reserve to reflect its estimate of the ultimate resolution of this matter, so that the outcome of this matter would not have a material adverse effect on the Company's consolidated financial statements.

         During fiscal 1998, the Company continued to discuss the assessment with the IRS Appeals Office and in July, 1998 received a revised audit report, that is subject to final government administrative approval, which reduces the original assessment for the years covered by the IRS audit. The Company has accepted the revised audit report and the final government approval is pending. Accordingly, the Company has determined that $900,000 of previously recorded reserves should be reversed through the current year income tax provision to reflect the expected final settlement with respect to this IRS audit.

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

                                                                   Quarter Ended
                                            ----------------------------------------------------------
                                                                    Fiscal 1998
                                            ----------------------------------------------------------
                                            Sept. 30          Dec. 31         March 31         June 30
                                            --------          -------         --------         -------
Common Stock

      High                                   $6.88             $6.75           $6.25            $8.25
      Low                                    $3.75             $5.50           $5.25            $4.75

                                                                    Quarter Ended
                                            ----------------------------------------------------------
                                                                     Fiscal 1997
                                            ----------------------------------------------------------
                                            Sept. 30          Dec. 31         March 31         June 30
                                            --------          -------         --------         -------

Common Stock

     High                                    $4.38              $4.25            $5.63           $5.63
     Low                                     $3.50              $3.38            $3.75           $4.75


Approximate Number of Security Holders

         The number of holders of record of NAPCO's Common Stock as of September 18, 1998 was 204 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

         NAPCO has declared no cash dividends during the past three years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.


                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                                                            Years Ended June 30
                                                -----------------------------------------------------------------------
                                                1998           1997              1996            1995              1994
                                                ----           ----              ----            ----              ----
                                                               (in thousands, except for per share data)
Operations

Net Sales                                     $50,269        $53,302           $49,088         $48,078          $46,873
Gross Profit                                   11,785         12,778            11,302          11,325           11,068
(Benefit) provision
for Income Taxes                                 (525)           605               515             532               37
Net Income                                      2,038          1,639             1,014             512            1,254
Earnings per
Share:
  Basic                                           .48            .38               .23             .12              .29
  Diluted                                         .48            .37               .23             .12              .29
Cash Dividends per Share(3)                         0              0                 0               0                0



                                                                              As of June 30
                                              ------------------------------------------------------------------------
                                              1998             1997             1996             1995             1994
                                              ----             ----             ----             ----             ----
                                                       (in thousands, except for per share data)
Financial Condition

Total Assets                                $58,563          $57,244           $57,319         $55,739          $53,810
Long-term Debt                               18,644           13,313            14,150          15,275           13,690
Working Capital                              33,942           30,136            28,676          28,660           28,033
Stockholders' Equity                         28,833           31,218            29,574          28,560           28,048
Stockholders' Equity
  Per Outstanding Share                        8.28             7.14              6.77            6.54             6.42


--------
   (3) The Company has never declared or paid a cash dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources


         The Company's cash on hand combined with proceeds from operating activities during fiscal 1998 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The primary source of financing related to borrowings under a $16,000,000 secured revolving credit facility. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. The Company's primary internal source of liquidity is the cash flow generated from operations. As of June 30, 1998, the Company's unused sources of funds consisted principally of $1,989,000 in cash and approximately $1,487,000, which represents the unused portion of its secured revolving credit facility.

         In fiscal 1988, the Company completed construction of a new manufacturing and administrative facility in Amityville, New York financed by a $3.9 million industrial revenue bond issue bearing interest at a variable rate determined weekly by the underwriting bank based upon market conditions. The bonds had a maturity date of April 1, 2000, subject to quarterly sinking fund payments. Such bonds were retired in May 1997 as part of the Company's debt refinancing with its new primary bank as discussed below.

         On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land near its former facility in the Dominican Republic, at an annual cost of approximately $272,000.

         On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement, a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and replaced the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. The Company restructured its debt to allow for future growth and expansion as well as to obtain terms more favorable to the Company. As part of the debt restructuring, the Company retired the outstanding industrial revenue bonds relating to the financing of the construction of the Company's Amityville, New York facility. The revolving credit agreement will expire in May 2000 and any outstanding borrowings are to be repaid on or before that time.

         In addition, a subsidiary of the Company maintains a $4,500,000 line of credit with another bank, $1,350,000 of which was outstanding as of June 30, 1998 (see Note 5 to Consolidated Financial Statements).

           In May of 1998 the Company repurchased 889,576 shares of Napco common stock for $5.00 per share from one of its co-founders, Kenneth Rosenberg. $2.5 million was paid at closing with the balance of the purchase price to be paid over a four (4) year period. The portion of the purchase price paid at closing was financed by the Company's primary bank and is to be repaid over a five (5) year period. At the closing, Mr. Rosenberg retired as President and Director of the Company but will be available to the Company pursuant to a consulting agreement. The repurchase agreement also provides that Mr. Rosenberg will not compete with the Company for a ten (10) year period.

     The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                                             1998                      1997                      1996
                                             ----                      ----                      ----
Current Ratio                              4.3 to 1                  3.5 to 1                  3.2 to 1

Sales to Receivables                       3.4 to 1                  3.8 to 1                  3.6 to 1

Total Debt to Equity                       1.0 to 1                   .8 to 1                   .9 to 1


         As of June 30, 1998, the Company had no material commitments for purchases or capital expenditures.

         Working Capital. Working capital increased by $3,806,000 to $33,942,000 at June 30, 1998 from $30,136,000 at June 30, 1997. The additional working capital was generated primarily from additional borrowings and a decrease in Income Taxes Payable resulting from the benefit from income taxes as discussed below.

         Accounts Receivable. Accounts receivable increased by $823,000 to $14,760,000 at June 30, 1998 from $13,937,000 at June 30, 1997. This increase resulted primarily from more favorable payment terms granted by the Company in certain growing markets.

         Inventory. Inventory remained relatively constant at $25,438,000 at June 30, 1998 as compared to $25,702,000 at June 30, 1997. The Company generated a significant reduction in its inventory during the quarter ended June 30, 1998 due in part to its efforts at improving various planning and forecasting techniques.

         Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $1,826,000 to $4,887,000 at June 30, 1998 from $6,713,000 at June 30, 1997. This decrease is primarily the result of decreased component part purchases during the quarter ended June 30, 1998 as compared to the same period ended June 30, 1997.

Results of Operations


Fiscal 1998 Compared to Fiscal 1997

         Net Sales. Net sales in fiscal 1998 decreased approximately $3,033,000 or 5.7% to $50,269,000 from $53,302,000 in fiscal 1997. This decrease was primarily the result of pricing pressures and the decreased sales to one major customer, as previously disclosed. These decreases were offset, in part, by increased export sales as well as the markets continued favorable reception of the Company's hybrid hard-wired/wireless products and digital locks.

          Gross Profit. The Company's gross profit decreased $993,000 to $11,785,000 or 23.4% of net sales in fiscal 1998 as compared to $12,778,000 or 24.0% of net sales in fiscal 1997. The decrease in gross profit was primarily due to the pricing pressures and reduction in net sales as discussed above as partially offset by reduced material and freight costs.

         Expenses. Selling, general and administrative expenses in fiscal 1998 increased slightly to $9,289,000 or 18.5% of net sales from $9,133,000 or 17.1% of net sales in fiscal 1997. This increase is primarily due to the Company's expansion of its international sales operations and related informational systems as partially offset by continuing cost saving efforts.

         Other Expenses. Other Expenses in fiscal 1998 decreased by $418,000 to $983,000 as compared to $1,401,000 in fiscal 1997. This decrease was primarily due to decreased interest expense resulting from more favorable interest rates available to the Company as well as more favorable foreign currency transaction rates realized by the Company during the year as partially offset by increased borrowings.

         Income Taxes. Provision for income taxes decreased $1,130,000 to a benefit of $525,000 during fiscal 1998. This compared to a provision of $605,000 or approximately 27% of income before provision for income taxes during fiscal 1997. The decrease in the provision for fiscal 1998 is primarily attributable to the reversal of $900,000 of reserves no longer required with respect to an IRS audit of fiscal years 1986 through 1993.

         Effects of Inflation. During the three-year period ended June 30, 1998, inflation and changing prices did not have a significant impact on the Company's operations.


 Fiscal 1997 Compared to Fiscal 1996

         Net Sales. Net sales in fiscal 1997 increased approximately $4,214,000 or 8.6% to $53,302,000 from $49,088,000 in fiscal 1996. This increase was primarily the result of increased export sales as well as the markets favorable reception of the Company's new hybrid hard-wired/wireless products and new digital locks that more than offset the decrease in sales of hard-wired only products, decreased sales to one major customer, and continued price pressure in the industry.

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

         Expenses. Selling, general and administrative expenses in fiscal 1997 increased 9% or $759,000 to $9,133,000 or 17.1% of net sales from $8,374,000 or
17.1% of net sales in fiscal 1996. This increase was primarily due to the Company's additional marketing efforts relating to several new products introduced during the year.

         Other Expenses. Other Expenses in fiscal 1997 remained relatively constant at $1,401,000 as compared to $1,399,000 in fiscal 1996.

         Income Taxes. Provision for income taxes increased $90,000 to $605,000 or approximately 27% of income before provision for income taxes during fiscal 1997. This compared to a provision of $515,000 or approximately 34% of income before provision for income taxes during fiscal 1996. The decrease in the provision as a percentage of income before provision for income taxes was primarily attributable to lower reserve requirements.

         Effects of Inflation. During the three-year period ended June 30, 1997, inflation and changing prices did not have a significant impact on the Company's operations.

Year 2000 Date Conversion

         As the century turns from 1900 to 2000, date-sensitive systems may recognize the year 2000 as 1900 or not at all. This results primarily because of the conventional use of a two digit date field in most software applications. The inability to properly recognize the year 2000 may cause systems to process financial and operational information incorrectly.

         Virtually all of the Company's systems are fully compliant. Due to the fact that the Company's software manufacturer includes the Year 2000 upgrade as part of its ongoing maintenance, the Company expects to expend a minimal amount of its resources in this area.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

             TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JUNE 30, 1998 AND 1997

                                                                                        Page
                                                                                        ----
Report of Independent Public Accountants
 as of June 30, 1998 and 1997 and for
 each of the 3 Years in the Period
 Ended June 30, 1998......................................................................15

Consolidated Financial Statements:

Consolidated Balance Sheets as of
  June 30, 1998 and 1997..................................................................16

Consolidated Statements of Income
  for the Years Ended June 30,
  1998, 1997 and 1996.....................................................................17

Consolidated Statements of
  Stockholders' Equity for the
  Years Ended June 30, 1998, 1997
  and 1996................................................................................18

Consolidated Statements of Cash
  Flows for the Years Ended
  June 30, 1998, 1997 and 1996............................................................19

Notes to Consolidated Financial
  Statements, June 30, 1998, 1997 and 1996................................................20

Schedules:

         I.  Condensed Financial Information on
              Parent Company..............................................................30

         II. Valuation and Qualifying Accounts............................................32


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Napco Security Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Systems, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

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


                                                       /s/ Arthur Andersen LLP


Melville, New York
September 24, 1998

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1998 AND 1997


                                    ASSETS                                                 1998                1997
                                    ------                                                 ----                ----
                                                                                       (in thousands, except share data)
CURRENT ASSETS:
   Cash                                                                                 $     1,989         $     1,006
   Accounts receivable, less reserve for doubtful accounts of $755 and $805,
     respectively                                                                            14,760              13,937
   Inventories, net                                                                          25,438              25,702
   Prepaid expenses and other current assets                                                    674                 390
   Deferred income taxes                                                                      1,292                 986
                                                                                        -----------         -----------
                  Total current assets                                                       44,153              42,021

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
   and amortization of approximately $11,055 and $10,344, respectively                       11,491              12,088

GOODWILL, net of accumulated amortization of approximately $1,149 and
   $1,042 respectively                                                                        2,592               2,699

OTHER ASSETS                                                                                    327                 436
                                                                                        -----------         -----------
                                                                                        $    58,563         $    57,244
                                                                                        ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                    $     1,667         $       900
   Accounts payable                                                                           3,862               5,500
   Accrued expenses                                                                           1,025               1,213
   Accrued salaries and wages                                                                   653                 595
   Accrued income taxes                                                                       3,004               3,677
                                                                                        -----------         -----------
                  Total current liabilities                                                  10,211              11,885

LONG-TERM DEBT                                                                               18,644              13,313

DEFERRED INCOME TAXES                                                                           875                 828
                                                                                        -----------         -----------
                  Total liabilities                                                          29,730              26,026
                                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 21,000,000 shares authorized;
     5,908,102 and 5,898,602 shares issued, respectively; 3,489,651 and
     4,367,727 shares outstanding, respectively                                                  59                  59
   Additional paid-in capital                                                                   749                 724
   Retained earnings                                                                         32,474              30,436
   Less:  Treasury stock, at cost (2,418,451 and 1,528,875 shares, respectively)             (4,449)                 (1)
                                                                                        -----------         -----------
                  Total stockholders' equity                                                 28,833              31,218
                                                                                        -----------         -----------
                                                                                        $    58,563         $    57,244
                                                                                        ===========         ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996



                                                           1998                 1997                1996
                                                           ----                 ----                ----
                                                         (in thousands, except share and per share data)
NET SALES                                               $    50,269         $    53,302         $    49,088

COST OF SALES                                                38,484              40,524              37,786
                                                        -----------         -----------         -----------

           Gross profit                                      11,785              12,778              11,302


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  9,289               9,133               8,374
                                                        -----------         -----------         -----------

           Operating income                                   2,496               3,645               2,928
                                                        -----------         -----------         -----------

OTHER INCOME (EXPENSE):
   Interest expense, net                                     (1,130)             (1,081)             (1,278)
   Other, net                                                   147                (320)               (121)
                                                        -----------         -----------         -----------
                                                               (983)             (1,401)             (1,399)
                                                        -----------         -----------         -----------

           Income before (benefit) provision for
              income taxes                                    1,513               2,244               1,529

(BENEFIT) PROVISION FOR INCOME TAXES                           (525)                605                 515
                                                        -----------         -----------         -----------

           Net income                                   $     2,038         $     1,639         $     1,014
                                                        ===========         ===========         ===========

EARNINGS PER SHARE (Note 1):
   Basic                                                $       .48         $       .38         $       .23
                                                        ===========         ===========         ===========
   Diluted                                              $       .48         $       .37         $       .23
                                                        ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   (Note 1):
   Basic                                                  4,263,000           4,369,000           4,368,000
                                                        ===========         ===========         ===========
   Diluted                                                4,285,000           4,383,000           4,373,000
                                                        ===========         ===========         ===========

  The accompanying notes are an integral part of these consolidated statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                        (in thousands except share data)


                                          Common Stock
                                      ---------------------
                                      Number                      Additional
                                        of                          Paid-in       Retained      Treasury
                                      Shares         Amount         Capital       Earnings        Stock           Total
                                      ------         ------         -------       --------        -----           -----
BALANCE AT JUNE 30, 1995             5,898,602        $ 59           $ 719        $27,783        $    (1)        $28,560

   Net income                               --          --              --          1,014             --           1,014
                                     ---------        ----           -----        -------        --------        -------

BALANCE AT JUNE 30, 1996             5,896,602          59             719         28,797             (1)         29,574

   Exercise of employee stock
    options                              2,000          --               5             --             --               5

   Net income                               --          --              --          1,639             --           1,639
                                     ---------        ----           -----        -------        --------        -------

BALANCE AT JUNE 30, 1997             5,898,602          59             724         30,436             (1)         31,218

   Purchase of treasury stock               --          --              --             --         (4,448)         (4,448)

   Exercise of employee stock
    options                              9,500          --              25             --             --              25

   Net income                               --          --              --          2,038             --           2,038
                                     ---------        ----           -----        -------        --------        -------

BALANCE AT JUNE 30, 1998             5,908,102        $ 59           $ 749        $32,474        $(4,449)        $28,833
                                     =========        ====           =====        =======        ========        =======

  The accompanying notes are an integral part of these consolidated statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                                                        1998            1997              1996
                                                                                        ----            ----              ----
                                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  2,038         $  1,639         $  1,014
   Adjustments to reconcile net income to net cash (used in) provided by operating activities-
     Depreciation and amortization                                                      1,289            1,440            1,425
     Provision for doubtful accounts                                                       50               55              202
     Deferred income taxes                                                               (259)             (11)             351
     Changes in operating assets and liabilities resulting from increases and decreases in:
     Accounts receivable                                                                 (873)            (233)            (314)
     Inventories                                                                          264              242           (1,766)
     Prepaid expenses and other current assets                                           (284)              99              (44)
     Other assets                                                                         109             (105)            (112)
     Accounts payable, accrued expenses, accrued salaries and wages
       and accrued income taxes                                                        (2,441)            (368)           2,779
                                                                                     --------         --------         --------


              Net cash (used in) provided by operating activities                        (107)           2,758            3,535
                                                                                     --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                        (585)            (746)          (1,170)
                                                                                     --------         --------         --------
              Net cash used in investing activities                                      (585)            (746)          (1,170)
                                                                                     --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from notes payable to bank                                              2,500               --               --
   Principal payments on notes payable to bank                                             --               --             (500)
   Principal payments on capital lease obligation                                          --               --               (7)
   Principal payments on long-term debt                                                  (900)         (13,400)          (1,800)
   Proceeds from long-term debt                                                         2,550           11,963               --
   Purchase of treasury stock                                                          (2,500)              --               --
   Proceeds from exercise of employee stock options                                        25                5               --
                                                                                     --------         --------         --------
              Net cash provided by (used in) financing activities                       1,675           (1,432)          (2,307)
                                                                                     --------         --------         --------

NET INCREASE IN CASH                                                                      983              580               58

CASH, beginning of year                                                                 1,006              426              368
                                                                                     --------         --------         --------

CASH, end of year                                                                    $  1,989         $  1,006         $    426
                                                                                     ========         ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                     $  1,289         $  1,076         $  1,155
                                                                                     ========         ========         ========
   Income taxes paid                                                                 $    108         $     35         $    144
                                                                                     ========         ========         ========

NON-CASH FINANCING ACTIVITIES:
   Issuance of note payable for purchase of treasury stock                           $  1,948         $     --         $     --
                                                                                     ========         ========         ========

  The accompanying notes are an integral part of these consolidated statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


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

Goodwill

Goodwill is being amortized on a straight-line basis over 35 years. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether it is recoverable. In the years ended June 30, 1998 and 1997, there were no adjustments to the carrying value of goodwill, other than the straight-line amortization.

Revenue

Revenue is recognized upon shipment of the Company's products to its customers.

Income Taxes

Deferred income taxes are recognized for the expected future tax consequences of temporary differences between the amounts reflected for financial reporting and tax purposes. The provision for income taxes represents U.S. Federal and state taxes on income generated from U.S. operations. Income generated by the Company's foreign subsidiary in the Dominican Republic is non-taxable. The Company accounts for the research and development credit as a reduction of income tax expense in the year in which such credits are allowable for tax purposes.

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

The Company does not provide for income taxes on the undistributed earnings of its foreign subsidiary in the Dominican Republic because such earnings are reinvested abroad and it is the intention of management that such earnings will continue to be reinvested abroad. As of June 30, 1998 and 1997, approximately $19,085,000 and $18,328,000 in cumulative earnings of this foreign subsidiary are included in consolidated retained earnings.

Earnings Per Share

In March, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of income. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently-required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. The Company has adopted SFAS No. 128 and, as such, has restated its EPS data for all prior periods presented.

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for net income is as follows:

                                   Net Income - Numerator         Shares - Denominator             Per Share Amounts
                                 -------------------------     ------------------------     ----------------------------
                                  1998      1997      1996      1998       1997     1996      1998       1997        1996
                                  ----      ----      ----      ----       ----     ----      ----       ----        ----
Net income                       $2,038    $1,639    $1,014        --        --        --    $  --      $  --      $  --

Basic EPS
 Net income attributable to
  common stock                    2,038     1,639     1,014     4,263     4,369     4,368        0.48       0.38       0.2
                                 ------    ------    ------     -----     -----     -----    --------   --------   --------


Effect of Dilutive Securities
 Options                             --        --        --        22        14         5          --         --         --
                                 ------    ------    ------     -----     -----     -----    --------   --------   --------

Diluted EPS
 Net income attributable to
  common stock and assumed
  option exercises               $2,038    $1,639    $1,014     4,285     4,383     4,373    $   0.48   $   0.37   $   0.23
                                 ------    ------    ------     -----     -----     -----    --------   --------   --------

Options to purchase 4,400, 4,200 and 12,600 shares of common stock for the three years ended June 30, 1998, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods. These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". The Company adopted this standard in fiscal 1997, and has elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the necessary pro-forma disclosures (Note 6).

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131 " Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the reporting of operating segments in interim and annual financial statements, as well as requiring related disclosures about products and services, geographic areas and major customers. This standard is effective for the Company's fiscal 1999 financial statements. Initial adoption of this standard may take place on an interim or year end basis.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company's consolidated financial statements will be required to include comprehensive income disclosures beginning with the first quarter of fiscal 1999. Restatement of prior period information will be made for comparative purposes.

SFAS No.'s 131 and 130 expand and modify financial statement disclosures and, accordingly, will have no impact on the Company's results of operations or financial position.

2.      INVENTORIES:

Inventories, net, consist of the following:

                                             June 30,
                                       1998           1997
                                       ----           ----
                                         (in thousands)
          Component parts             $10,200       $12,197
          Work-in-process               4,056         3,374
          Finished products            11,182        10,131
                                      -------       -------
                                      $25,438       $25,702
                                      =======       =======

3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                                                               Depreciation/
                                                                     June 30,                  amortization-
                                                               1998            1997            annual rates
                                                               ----            ----            ------------
                                                                   (in thousands)
        Land                                                  $   904        $   904           -
        Building                                                8,911          8,911           3%
        Molds and dies                                          2,819          2,554           20% to 33%
        Furniture and fixtures                                    912            977           10% to 20%
        Machinery and equipment                                 8,944          8,660           10% to 15%
        Leasehold improvements                                     56            426           Shorter of the lease
                                                              -------        -------           term or life of asset
                                                               22,546         22,432
        Less: Accumulated depreciation
        and amortization                                       11,055         10,344
                                                              -------        -------
                                                              $11,491        $12,088
                                                              =======        =======


Depreciation and amortization expense on property, plant and equipment was approximately $1,182,000, $1,332,000 and $1,222,000 for the three years ended June 30, 1998, respectively.

4. INCOME TAXES:

In August 1995, the Internal Revenue Service (the "IRS") informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1986 through 1993. The IRS had issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million, excluding interest charges. The primary adjustments presented by the IRS related to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagreed with the IRS and began the process of vigorously appealing this assessment using all remedies and procedural actions available under the law. The Company had provided a reserve to reflect its estimate of the ultimate resolution of this matter, so that the outcome of this matter would not have a material adverse effect on the Company's consolidated financial statements.

During fiscal 1998, the Company continued to discuss the assessment with the IRS Appeals Office and in July 1998 received a revised audit report, that is subject to final government administrative approval, which reduces the original assessment for the years covered by the IRS audit. The Company has accepted the revised audit report and the final government approval is pending. Accordingly, the Company has determined that $900,000 of previously recorded reserves should be reversed through the current year's income tax provision to reflect the expected final settlement with respect to this IRS audit.

(Benefit) provision for income taxes consists of the following:

                                                                    For the Years Ended June 30,
                                                                   1998         1997         1996
                                                                   ----         ----         ----
                                                                          (in thousands)
        Taxes currently payable:
           Federal                                                $(210)        $340         $104
           State                                                    (56)         120           19
                                                                  -----         ----         ----
                                                                   (266)         460          123
        Taxes on DISC earnings and other                              -          156           41
        Deferred income tax (benefit) provision                    (259)         (11)         351
                                                                  -----         ----         ----
                 (Benefit) provision for income taxes             $(525)        $605         $515
                                                                  ======        ====         ====



The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows:

                                                            1998                    1997                    1996
                                                    ----------------------   ---------------------   --------------------
                                                                   % of                    % of                    % of
                                                                  Pre-tax                 pre-tax                 pre-tax
                                                     Amount       Income     Amount       Income     Amount       Income
                                                     ------       ------     ------       ------     ------       ------
                                                                     (in thousands, except percentages)
Tax at Federal statutory rate                        $ 514         34.0%     $ 763         34.0%     $ 520         34.0%
Increases (decreases) in taxes resulting from:
  State income taxes, net of Federal income tax
    benefit                                             38          2.5         96          4.3         44          2.9
  Amortization of non-deductible goodwill               36          2.4         36          1.6         36          2.4
  Non-taxable foreign source income                   (257)       (17.0)      (382)       (17.0)      (260)       (17.0)
  Adjustment to reflect IRS settlement                (900)       (59.5)        --         --           --         --
  Other, net                                            44          2.9         92          4.1        175         11.4
                                                     -----        -----      -----         ----      -----         ----
(Benefit) provision for income taxes                 $(525)       (34.7)%    $ 605         27.0%     $ 515         33.7%
                                                     =====        =====      =====         ====      =====         ====

Foreign income taxes are not provided on income generated by the Company's subsidiary in the Dominican Republic, as such income is presently exempt from domestic income tax.

The deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 are as follows (in thousands):

                                                                   Deferred                Net Deferred
                                   Deferred Tax Assets          Tax Liabilities       Tax Assets (Liabilities)
                                     1998         1997         1998         1997         1998         1997
                                     ----         ----         ----         ----         ----         ----
    Current:
      Accounts receivable          $   314      $   322      $    --      $    --      $   314       $   322
      Inventories                      902          548           --           --          902           548
      Accrued liabilities              194          180           --           --          194           180
      Other                             29           29          147           93         (118)          (64)
                                   -------      -------      -------      -------      -------       -------
                                     1,439        1,079          147           93        1,292           986
    Noncurrent:
      Fixed assets                      --           --          875          828         (875)         (828)
                                   -------      -------      -------      -------      -------       -------
       Total deferred taxes        $ 1,439      $ 1,079      $ 1,022      $   921      $   417       $   158
                                   =======      =======      =======      =======      =======       =======


As a result of the Company's U.S. operations generating income in each of the three years in the period ended June 30, 1998, management now believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at June 30, 1998 and 1997. Accordingly, the Company has not reflected any valuation allowance against the deferred tax assets at June 30, 1998 and 1997. Furthermore, management believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

5. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                       June 30,
                                                                1998             1997
                                                                ----             ----
                                                                  (in thousands)
         Revolving credit and term loan facility (a)          $14,513          $11,963
         Notes payable (b)                                      5,798            2,250
                                                              -------          -------
                                                               20,311           14,213
         Less: Current portion                                  1,667              900
                                                              -------          -------
                                                              $18,644          $13,313
                                                              =======          =======

     (a) On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement, a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and replaced the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. The revolving credit agreement and the letters of credit are secured by all the accounts receivable, inventory and certain other assets of Napco Security Systems, Inc., a first and second mortgage on the Company's headquarters in Amityville, New York, as well as common stock of two of the Company's subsidiaries. The revolving credit agreement bears interest at either the bank's prime rate (8.5% at June 30, 1998) or an alternate rate based on LIBOR as described in the agreement. The Company restructured its debt to allow for future growth and expansion as well as to obtain terms more favorable to the Company. As part of the debt restructuring, the Company retired the outstanding Industrial Revenue Bonds relating to the financing of the construction of the Company's Amityville, New York facility. The revolving credit agreement will expire in May 2000 and any outstanding borrowings are to be repaid on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 1998, the Company was in compliance with all of these financial covenants.

(b) In November 1991, a subsidiary of the Company entered into a $4,500,000 line of credit agreement with a bank in connection with the Company's international operations. The line is secured by a letter of credit from the Company's primary bank. Interest on amounts outstanding under this line is payable quarterly at a rate determined periodically based on a number of options available to the Company. The balance outstanding under the line as of December 31, 1994 automatically converted to a term loan payable in 20 equal quarterly installments commencing on that date. At June 30, 1998 and 1997, the amounts outstanding ($1,350,000 and $2,250,000, respectively) bore interest at rates of 6.19% and 5.94%, respectively.

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

     In connection with the stock purchase agreement described in Note 7, the Company entered into a term-loan facility in May 1998 with its primary bank for a $2,500,000 term loan. Under the terms of the note, the loan is to be repaid in 60 equal monthly installments of $41,667, plus interest at 7.94%, beginning on July 1,1998.

     In addition, the Company issued a four-year term loan in the amount of $1,947,880 to its former president in connection with the stock purchase agreement. This note bears interest at 8% and calls for payments to begin in April 1999, with a final maturity June 2003.

Maturities of long-term debt are as follows (in thousands):

                    Year ending June 30,
                    --------------------
                    1999                        $ 1,667
                    2000                         15,914
                    2001                          1,070
                    2002                          1,118
                    2003                            542
                                                -------
                                                $20,311
                                                =======

6. STOCK OPTIONS:

In November 1992, the stockholders approved a 10-year extension of the already existing 1982 Incentive Stock Option Plan (the "1992 Plan"). The 1992 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of approximately 815,000 shares of the Company's common stock to be acquired by the holders of such awards. Under the 1992 Plan, the Company may grant stock options, which are intended to qualify as incentive stock options ("ISOs"), to key employees, officers, and employee directors. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1992 Plan, stock options have been granted to employees and directors for terms of up to 5 years at an exercise price equal to the fair market on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 1998, 72,800 stock options granted to employees and directors were exercisable. The Company accounts for awards granted to employees, directors and key employees under APB Opinion No. 25, under which compensation cost is recognized for stock options granted at an exercise price less than the market value of the options on the grant date. Had compensation cost for all stock option grants in fiscal years 1998, 1997 and 1996 been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been:

                                                            1998              1997             1996
                                                            ----              ----             ----
NET INCOME                    AS REPORTED                  $2,038            $1,639          $1,014
                              PRO FORMA                     1,901             1,629           1,005

BASIC EPS                     AS REPORTED                    0.48              0.38            0.23
                              PRO FORMA                      0.45              0.37            0.23

DILUTED EPS                   AS REPORTED                    0.48              0.37            0.23
                              PRO FORMA                      0.44              0.37            0.23


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal year 1996.

The following table reflects activity under the plan for the years ended:

                                                    June 30, 1998               June 30, 1997                 June 30, 1996
                                                               Weighted                     Weighted                     Weighted
                                                               Average                      Average                      Average
                                                               Exercise                     Exercise                     Exercise
                                                  Shares        Price         Shares         Price          Shares        Price
                                                  ------        -----         ------         -----          ------        -----
Outstanding at beginning of year                  75,750         3.08         76,000         $3.02          81,000        $3.07
         Granted                                 209,000         4.11          3,250          3.59          35,000         2.52
         Exercised                                (9,500)        2.61         (2,000)         2.25               -            -
         Forfeited                               (34,500)        3.76              -             -          (2,400)        3.25
         Canceled/Lapsed                          (4,500)        2.97         (1,500)         2.25         (37,600)        2.63
                                                  -------      -------        -------       -------        --------      -------

Outstanding at end of year                       236,250         3.91         75,750          3.08          76,000         3.02
Exercisable at end of year                        72,800         3.71         46,750          3.21          35,100         3.14
                                                  ======                      ======                        ======

Weighted average fair value of options
  granted                                          $3.04                      $1.76                          $1.24


The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       1998                  1997                   1996
                                                       ----                  ----                   ----
Risk-Free Interest Rates                              6.10%                 5.99%                  6.05%
Expected Lives                                       5 years               5 years                5 years
Expected Volatility                                    46%                   47%                    47%
Expected Dividend Yields                                0%                    0%                     0%

The following table summarizes information about stock options outstanding at June 30, 1998:

                                            Options Outstanding                             Options Exercisable
                            --------------------------------------------------          -----------------------------
                                                  Weighted
                               Number             Average             Weighted             Number            Weighted
                            Outstanding          Remaining            Average            Exercisable         Average
      Range of Exercise         at              Contractual           Exercise               at              Exercise
          Prices              6/30/98               Life               Price              6/30/98             Price
          ------              -------               ----               -----              -------             -----
      $2.50 - $3.75            35,750               2.28                2.56               21,500              2.55
       3.76 -  5.63           200,500               3.84                4.15               51,300              4.20
                              -------               ----                ----               ------              ----
       2.50 -  5.63           236,250               3.60                3.91               72,800              3.71
                              =======               ====                ====               ======              ====


Effective October 1990, the Company established a non-employee stock option plan (the "1990 Plan") to encourage non-employee directors and consultants of the Company to invest in the Company's stock. The 1990 Plan provides for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 1990 Plan provides that the option price shall not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable at 20% per year and expire five years after the date of grant. The Company has adopted SFAS No. 123 to account for stock-based compensation awards granted to non-employee directors and consultants, under which a compensation cost is recognized for the fair value of the options granted as of the date of grant. As of June 30, 1998, no shares have been granted under this plan.

7. STOCK PURCHASE:

On May 28, 1998, the Company entered into a stock purchase agreement with its former president, which called for the purchase by the Company of all the shares of the Company's common stock held by the former president (889,576 shares) at a price of $5 per share, in connection with the former president's retirement.
The agreement also contained a consulting and non-compete agreement for a period of ten years each. Upon closing, $2,500,000 of the purchase price was paid to the former president with the proceeds of the term loan discussed in Note 5 (b). The remaining purchase price is to be paid according to the terms of note issued over a 4 year period. The common stock purchased is included in treasury stock as of June 30, 1998.

8. 401(k) PLAN:

The Company maintains a 401(k) plan covering all employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $53,000, $47,000 and $48,000 for the three years ended June 30, 1998, respectively.

9. BUSINESS AND CREDIT CONCENTRATIONS:

The Company is engaged in one major line of business - the development, manufacture and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe and South America. Identifiable assets (net of intercompany receivables and payables) relating to the Company's foreign operations were approximately $18,780,000 and $16,002,000 at June 30, 1998 and 1997, respectively.

Export sales amounted to $12,101,000, $10,355,000 and $7,994,000 for the three years ended June 30, 1998, respectively. At June 30, 1998 and 1997, the Company had three customers with accounts receivable balances that aggregated 36% and 40% of the Company's accounts receivable, respectively. Revenues from the three largest customers are summarized as follows:

                                          Percentage of Net Sales
                                   --------------------------------------
                                        For the Years Ended June 30,
                                   --------------------------------------
                                    1998            1997            1996
                                    ----            ----            ----
               Customer 1           23%              21%             21%
               Customer 2            8%               8%              9%
               Customer 3            1%               9%             12%

10. COMMITMENTS AND CONTINGENCIES:

Leases

The Company is committed under various operating leases which do not extend beyond fiscal 2001. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows (in thousands):

                Year ending June 30,
                        1999                    $544
                        2000                     302
                        2001                      97
                                                ----
                                                $943
                                                ====


Rent expense totaled approximately $866,000, $736,000 and $389,000 for the three years ended June 30, 1998, respectively.

Land Lease

On April 26, 1993, the Company's foreign subsidiary entered into a 99 year lease for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000, on which the Company's main production facility is located.

Letters of Credit

At June 30, 1998, the Company was committed for approximately $2,284,000 under open commercial letters of credit and steamship guarantees.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY

                            CONDENSED BALANCE SHEETS


                                                          As of June 30
                                ASSETS                1998             1997
                                                      ----             ----
                                                          (in thousands)
CASH                                                 $ 1,825          $   872

ACCOUNTS RECEIVABLE, net                              12,905           11,735

INVENTORIES, net                                      12,656           16,890

PREPAID EXPENSES AND OTHER CURRENT ASSETS                533              279

DEFERRED INCOME TAXES                                  1,292              986
                                                     -------          -------

   Total current assets                               29,211           30,762

INVESTMENT IN SUBSIDIARIES, on equity basis           25,102           24,345

PROPERTY, PLANT AND EQUIPMENT, net                     5,744            5,808

OTHER ASSETS                                             146              240
                                                     -------          -------
                                                     $60,203          $61,155
                                                     =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                  $ 8,917          $10,516

DUE TO SUBSIDIARIES                                    3,384            6,630

LONG-TERM DEBT                                        18,194           11,963

DEFERRED INCOME TAXES                                    875              828
                                                     -------          -------

   Total liabilities                                  31,370           29,937

STOCKHOLDERS' EQUITY                                  28,833           31,218
                                                     -------          -------
                                                     $60,203          $61,155
                                                     =======          =======

        This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY

                         CONDENSED STATEMENTS OF INCOME


                                                                        For the Years Ended June 30,
                                                                 1998               1997               1996
                                                                 ----               ----               ----
                                                                             (in thousands)
NET SALES                                                      $ 41,610           $ 43,921           $ 40,482

COST OF SALES                                                    32,022             33,733             30,319
                                                               --------           --------           --------

   Gross profit                                                   9,588             10,188             10,163

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                        7,934              7,826              7,277
                                                               --------           --------           --------

   Operating income                                               1,654              2,362              2,886

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES                           757              1,122               (184)

OTHER EXPENSE, net                                                 (898)            (1,240)            (1,173)
                                                               --------           --------           --------

   Income before (benefit) provision for income taxes             1,513              2,244              1,529

(BENEFIT) PROVISION FOR INCOME TAXES                               (525)               605                515
                                                               --------           --------           --------

   Net income                                                  $  2,038           $  1,639           $  1,014
                                                               ========           ========           ========

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

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)



       Column A                           Column B       Column C      Column D       Column E

                                          Balance at     Charged to                    Balance
                                          Beginning      Costs and    Deductions      at End of
       Description                        of Period      Expenses      Describe(1)     Period
       -----------                        ---------      --------      -----------     ------
For the year ended June 30, 1996:
Allowance for doubtful accounts
(deducted from accounts receivable)          $662          $202          $  --          $864
                                             ====          ====          =====          ====

For the year ended June 30, 1997:
Allowance for doubtful accounts
(deducted from accounts receivable)          $864          $ 55          $ 114          $805
                                             ====          ====          =====          ====

For the year ended June 30, 1998:
Allowance for doubtful accounts
(deducted from accounts receivable)          $805          $ 50          $ 100          $755
                                             ====          ====          =====          ====

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

                This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the Company's definitive proxy statement for the 1998 annual meeting of stockholders which the Company intends to file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1998 fiscal year, and, accordingly, items 10, 11, 12 and 13 are omitted pursuant to General Instruction G(3).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.

(a)1.  Financial Statements

         The following consolidated financial statements of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                      Page
                                                                                      ----
         Report of Independent Public Accountants as of
         June 30, 1998 and 1997 and for each of the
         3 Years in the Period Ended June 30, 1998......................................15

         Consolidated Balance Sheets as of
         June 30, 1998 and 1997.........................................................16

         Consolidated Statements of Income for the Years
         Ended June 30, 1998, 1997 and 1996.............................................17

         Consolidated Statements of Stockholders' Equity
         for the Years Ended June 30, 1998, 1997
         and 1996.......................................................................18

         Consolidated Statements of Cash Flows for the
         Years Ended June 30, 1998, 1997 and 1996.......................................19

         Notes to Consolidated Financial Statements,
         June 30, 1998, 1997 and 1996...................................................20

(a)2.  Financial Statement Schedules

         The following consolidated financial statement schedules of NAPCO
Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

         I:   Condensed Financial Information
              on Parent Company.........................................................30

         II:  Valuation and Qualifying Accounts.........................................32

         Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(a)3 and (c).  Exhibits

Exhibit
  No.                                 Title
  ---                                 -----
Ex-3.(i)          Articles of Incorporation, as amended.................................Exhibit 3a to
                                                                                        Report on Form
                                                                                        10-K for fiscal
                                                                                        year ended June
                                                                                        30, 1988

Ex-3.(ii)         By-Laws...............................................................Exhibit 3b to
                                                                                        Report on Form
                                                                                        10-K for fiscal
                                                                                        year ended June
                                                                                        30, 1988

Ex-10.A           1992 Amended and Restated Incentive
                  Stock Option Plan (extending 1982 Plan)...............................Exhibit
                                                                                        4(a) of Form
                                                                                        S-8 of the
                                                                                        Registrant
                                                                                        filed October
                                                                                        24, 1996

Ex-10.B           1990 Non-Employee Stock Option Plan...................................Exhibit 10c to
                                                                                        Report on Form
                                                                                        10-K for fiscal
                                                                                        year ended June 30,
                                                                                        1991

Ex-10.C           Defined Contribution Pension Plan
                  Basic Plan Document...................................................Exhibit 10d to
                                                                                        Report on Form
                                                                                        10-K for fiscal
                                                                                        year ended June
                                                                                        30, 1989

Ex-10.D           Defined Contribution Pension Plan
                  401(k) Profit Sharing Plan
                  Adoption Agreement....................................................Exhibit 10e to
                                                                                        Report on Form
                                                                                        10-K for fiscal
                                                                                        year ended June
                                                                                        30, 1989

Ex-10.E           Promissory Note dated as of November 8,
                  1991 between Citibank, N.A. and
                  the Company...........................................................Exhibit 10-i
                                                                                        to Report on
                                                                                        Form 10-K for
                                                                                        fiscal year
                                                                                        ended June 30,
                                                                                        1992

Ex-10.F           Credit Agreement dated November 8,
                  1991 between N.S.S. Caribe S.A. and
                  Citibank, N.A.........................................................Exhibit 10-j
                                                                                        to Report on
                                                                                        Form 10-K for
                                                                                        fiscal year
                                                                                        ended June 30,
                                                                                        1992

Ex-10.G           Construction Contract dated June 5,
                  1993..................................................................Exhibit 10-l
                                                                                        to Report on
                                                                                        Form 10-K for
                                                                                        fiscal year
                                                                                        ended June 30,
                                                                                        1993

Ex-10.H           First Amendment dated as of November 5,
                  1993 to Credit Agreement dated as of
                  November 8, 1991 with Citibank, N.A...................................Exhibit 10-0
                                                                                        to Report on
                                                                                        Form 10-K for
                                                                                        fiscal year
                                                                                        ended June 30,
                                                                                        1993

Ex-10.I           Loan and Security Agreement with
                  Marine Midland Bank dated as of
                  May 12, 1997..........................................................Exhibit 10.I to
                                                                                        Rpt. On Form
                                                                                        10K for fiscal
                                                                                        year ended June
                                                                                        30, 1997

Ex-10.J           Revolving Credit Note #1 to Marine
                  Midland Bank dated as of May 12, 1997.................................Exhibit 10.J to
                                                                                        Report on Form
                                                                                        10-K for Fiscal
                                                                                        year ended June
                                                                                        30, 1997

Ex-10.K           Revolving Credit Note #2 to Marine
                  Midland Bank dated as of May 12, 1997.................................Exhibit 10.K to
                                                                                        Report on Form
                                                                                        10-K for fiscal
                                                                                        year ended June
                                                                                        30, 1997

Ex-10.L           Promissory Note to Marine Midland Bank
                  dated as of May 12, 1997..............................................Exhibit 10-L to
                                                                                        Report on Form
                                                                                        10K for fiscal
                                                                                        year ended June
                                                                                        30, 1997

Ex-10.M           Amendment No. 1 to the Loan and Security
                  Agreement with Marine Midland Bank
                  dated as of May 28, 1998.................................................E-1

Ex.-10.N          Term Loan Note to Marine Midland Bank dated as of
                  May 28, 1998.............................................................E-6

Ex-10.0           Promissory Note to Kenneth Rosenberg dated as of
                  May 28, 1998............................................................E-11

Ex-10.P           Consulting Agreement with Kenneth Rosenberg
                  dated as of May 28, 1998................................................E-17

Ex-11             Computation of earnings per share ......................................E-20

Ex-12             Computation of ratios ..................................................E-21

Ex-21             Subsidiaries of the Registrant .........................................E-22

Ex-23             Consent of Independent Public Accountants...............................E-23

Ex-27             Financial Data Schedule ................................................E-24

         Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the registrant will be provided with copies of these exhibits upon written request to the Company.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 1998, except those filed on May 15, 1998 and May 29, 1998 relating to the Company's purchase of shares of the Company owned by Kenneth Rosenberg, the Company's former president, and his resignation as an officer and director of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 1998

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)


By: /s/ RICHARD SOLOWAY                     By: /s/ KEVIN S. BUCHEL
    -------------------------                   -------------------------------
    Richard Soloway                             Kevin S. Buchel
    Chairman of the Board of                    Senior Vice President of
    Directors, President and Secretary           Operations and Finance
    (Principal Executive Officer)                and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

     Signature                                       Title                                  Date
     ---------                                       -----                                  ----
/s/RICHARD SOLOWAY                            Chairman of the
-----------------------------                 Board of Directors                   September 28, 1998
  Richard Soloway



/s/ KEVIN S. BUCHEL
-----------------------------
  Kevin S. Buchel                              Director                            September 28, 1998


/s/RANDY B. BLAUSTEIN
-----------------------------
Randy B. Blaustein                             Director                            September 28, 1998


/s/ANDREW J. WILDER
-----------------------------
Andrew J. Wilder                               Director                            September 28, 1998

                                INDEX TO EXHIBITS

Ex-10.M           Amendment No. 1 to the Loan and Security
                  Agreement with Marine Midland Bank
                  Dated as of May 28, 1998...................................E-1

Ex-10.N           Term Loan Note to Marine Midland Bank
                  Dated as of May 28, 1998...................................E-6

Ex-10.0           Promissory Note to Kenneth Rosenberg
                  Dated as of May 28, 1998..................................E-11

Ex-10.P           Consulting Agreement with Kenneth Rosenberg
                  Dated as of May 28, 1998..................................E-17

Ex-11             Computation of earnings per share.........................E-20

Ex-12             Computation of ratios.....................................E-21

Ex-21             Subsidiaries of the Registrant............................E-22

Ex-23             Consent of Independent Public Accountants.................E-23

Ex-27             Financial Data Schedule...................................E-24