Form 10-Q
period 1998-09-30
NAPCO SECURITY SYSTEMS INC
filed 1998-11-17
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM            TO
              -----------  ------------- .

Commission File Number:    0-10004
                       -------------

                          NAPCO SECURITY SYSTEMS, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                   11-2277818
          --------                                   ----------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

   333 Bayview Avenue
   Amityville, New York                                     11701
   --------------------                                     -----
                                                          (Zip Code)

                                 (516) 842-9400
                                 --------------
               (Registrant's telephone number including area code)

                                      NONE
                                      ----
               (Former name, former address and former fiscal year
                          if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes      X                          No
                                 ------                              ------

Number of shares outstanding of each of the issuer's classes of common stock, as of SEPTEMBER 30, 1998

COMMON STOCK,  $.01 PAR VALUE PER SHARE           3,490,151

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX
                               SEPTEMBER 30, 1998

                                                                          Page
                                                                          ----

PART I:  FINANCIAL INFORMATION (unaudited)
        Condensed Consolidated Balance Sheets,
        September 30, 1998 and June 30, 1998                                3
        Condensed Consolidated Statements of Income for the Three
        Months Ended September 30, 1998 and 1997                            4
        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended September 30, 1998 and 1997                            5
        Notes to Condensed Consolidated Financial Statements                6
        Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               8
PART II:  OTHER INFORMATION                                                10
SIGNATURE PAGE                                                             11
INDEX TO EXHIBITS                                                          12

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                   September 30,         June 30,
                           ASSETS                                       1998               1998
                                                                        ----               ----
Current Assets:                                                   (in thousands, except share data)

     Cash and cash equivalents                                            $ 2,241            $ 1,989
     Accounts receivable, less allowance for doubtful accounts:
        September 30, 1998    $    779
        June 30, 1998         $    755                                     13,653             14,760
     Inventories, net (Note 2)                                             25,218             25,438
     Prepaid expenses and other current assets                                703                674
     Deferred income taxes, net                                             1,292              1,292
                                                                   --------------      -------------
        Total current assets                                               43,107             44,153
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
        September 30, 1998  $ 11,339
        June 30, 1998       $ 11,055                                       11,395             11,491
Goodwill, net                                                               2,566              2,592
Other Assets                                                                  244                327
                                                                   --------------      -------------
                                                                         $ 57,312           $ 58,563
                                                                   ==============      =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Current portion of long-term debt                                    $ 1,667            $ 1,667
     Accounts payable                                                       3,376              3,862
     Accrued and other current liabilities                                  1,431              1,678
     Accrued taxes                                                          2,562              3,004
                                                                   --------------      -------------
        Total current liabilities                                           9,036             10,211
Long-Term Debt                                                             18,294             18,644
Deferred Income Taxes                                                         875                875
                                                                   --------------      -------------
        Total liabilities                                                  28,205             29,730
Stockholders' Equity:
     Common stock, par value $.01 per share; 21,000,000
        shares authorized, 5,908,102 shares issued;
        3,490,151 and 3,489,651 shares outstanding,
        respectively.                                                         59                 59
     Additional paid-in capital                                               751                749
     Retained earnings                                                     32,746             32,474
     Less: Treasury stock, at cost (2,418,451 shares)                      (4,449)            (4,449)
                                                                   --------------      -------------
        Total stockholders' equity                                         29,107             28,833
                                                                   --------------      -------------
                                                                         $ 57,312           $ 58,563
                                                                   ==============      =============


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                                 -------------
                                                                             1998               1997
                                                                             ----               ----
                                                                 (in thousands, except share and per share data)
Net Sales                                                                $    11,090         $    12,253
Cost of Sales                                                                  8,382               9,081
                                                                         -----------        -----------
        Gross Profit                                                           2,708               3,172
Selling, General and Administrative Expenses                                   2,228               2,363
                                                                         -----------        -----------
        Operating income                                                         480                 809
                                                                         -----------        -----------
Interest Expense, net                                                            368                 261
Other (Income)  Expense, net                                                       5                  25
                                                                         -----------        -----------
                                                                                 373                286
                                                                         -----------        -----------
        Income before (benefit) provision for income taxes                       107                 523
(Benefit) Provision for Income Taxes                                            (165)                141
                                                                         -----------        ------------
        Net income                                                       $       272        $        382
                                                                         ===========        ============
Earnings Per Share (Note 5): Basic                                       $      0.08        $      0.09
                                                                         ===========        ===========
                         Diluted                                         $      0.08        $      0.09
                                                                         ===========        ===========
Weighted Average Number of Shares Outstanding (Note 5):   Basic            3,489,901          4,370,727
                                                                         ===========        ===========
                                                          Diluted          3,524,825          4,397,929
                                                                         ===========        ===========

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                        Three Months Ended
                                                                          September 30,
                                                                           -------------
                                                                     1998            1997
                                                                     ----            ----
                                                                          (in thousands)
Net Cash Provided by (Used in) Operating Activities                $   790         $(1,347)
                                                                   -------         -------
Cash Flows from Investing Activities:

     Purchases of property, plant and equipment                       (188)           (111)
                                                                   -------         -------
        Net cash used in investing activities                         (188)           (111)
                                                                   -------         -------
Cash Flows from Financing Activities:

     Proceeds from long-term debt borrowings                          --             1,000
     Principal payments on long-term debt                             (350)           --
                                                                   -------         -------
        Net cash (used in) provided by financing activities           (350)          1,000
                                                                   -------         -------
Net Increase (Decrease) in Cash and Cash Equivalents                   252            (458)
Cash and Cash Equivalents at Beginning of Period                     1,989           1,006
                                                                   -------         -------
Cash and Cash Equivalents at End of Period                         $ 2,241         $   548
                                                                   =======         =======
Cash Paid During the Period for:

     Interest                                                      $   335         $   347
                                                                   =======         =======
     Income taxes                                                  $   242         $    13
                                                                   =======         =======








     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)     Summary of Significant Accounting Policies and Other Disclosures

        The information for the three months ended September 30, 1998 and 1997 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

        The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)     Inventories

        Inventories consist of:                   September 30,    June 30,
                                                      1998           1998
                                                      ----           ----
                                                        (in thousands)

Component parts                                     $10,112        $10,200
Work-in-process                                       4,021          4,056
Finished products                                    11,085         11,182
                                                    =======        =======
                                                    $25,218        $25,438
                                                    =======        =======



3.)     Property, Plant and Equipment

        Property, Plant and Equipment consists of:   September 30,     June 30,
                                                         1998            1998
                                                         ----            ----
                                                           (in thousands)

Land                                                   $   904        $   904
Building                                                 8,911          8,911
Molds and dies                                           2,883          2,819
Furniture and fixtures                                     912            912
Machinery and equipment                                  9,068          8,944
Building improvements                                       56             56
                                                       -------        -------
                                                        22,734         22,546
Less: Accumulated depreciation and amortization         11,339         11,055
                                                       =======        =======
                                                       $11,395        $11,491
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

         During fiscal 1998, the Company continued to discuss the assessment with the IRS Appeals Office and in July, 1998 received a revised audit report, that is subject to final government administrative approval, which reduces the original assessment for the years covered by the IRS audit. The Company has accepted the revised audit report and the final government approval is pending. The benefit for income taxes for the fiscal quarter ended September 30, 1998 reflects the pro-rata impact of reversals of previously recorded reserves which the Company expects to occur during fiscal 1999.

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

        A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:

                                             Three Months Ended
                                             September 30, 1998
                                     (in thousands, except per share data)
                                   -------------------------------------
                                   Net Income     Shares         Per Share
                                   (numerator) (denominator)     Amounts
Net income                           $ 272           --              --
                                     -----        -----         --------
BASIC EPS
Net income attributable to
   common stock                     $  272        3,490        $   0.08
                                    ------        -----        --------
EFFECT OF DILUTIVE SECURITIES
 Options                                --           35              --
                                     -----        -----        --------
DILUTED EPS
Net income attributable to
   common stock and assumed
   option exercises                  $ 272        3,525        $   0.08
                                     =====        =====        ========


        Options to purchase 5,800 shares of common stock in the quarter ended September 30, 1998 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the three months ended September 30, 1998 decreased by 9% to $11,090,000 as compared to $12,253,000 for the same period a year ago. During the fiscal quarter ended September 30, 1998 the Company was adversely affected by Hurricane Georges. Although the Company's manufacturing plant in the Dominican Republic sustained virtually no damage, the timing of the hurricane, during what are typically the Company's heaviest weeks of production and sales during the quarter, had a negative effect on sales and earnings. The factory lost several days of production at the end of the quarter and shipping of finished goods from the factory was suspended due to the temporary interruption of transportation in and out of the country. While the effects of the hurricane carried over into the beginning of the second quarter of fiscal 1999, the Company is confident that these effects will not be a factor in the second half of the year. In addition to the effects of Hurricane Georges, during the quarter ended September 30, 1998, two of the Company's customers each began to tighten levels of the Company's product in their inventory, further affecting sales for the quarter.

The Company's gross margin for the three months ended September 30, 1998 decreased by $464,000 to $2,708,000 or 24.4% of sales as compared to $3,172,000 or 25.9% of sales for the same period a year ago. This decrease was primarily due to the same issues resulting in the decreased sales volume as discussed above.

Selling, general and administrative expenses for the three months ended September 30, 1998 decreased by 6% to $2,228,000 as compared to $2,363,000 a year ago. This decrease is primarily due to the savings on variable expenses relating to the change in net sales.

Interest and other expense for the three months ended September 30, 1998 increased slightly to $373,000 from $286,000 for the same period a year ago due primarily to the additional debt relating to the Company's purchase of 889,576 shares of Treasury Stock during fiscal 1998.

Provision for income taxes for the three months ended September 30, 1998 decreased by $306,000 to a benefit of $165,000 as compared to a provision of $141,000 for the same period a year ago. This change is primarily the result of the pro-rata reversal of reserves no longer required with respect to the expected favorable outcome of an IRS audit of fiscal years 1986 through 1993.

Net income declined approximately $110,000 to $272,000 or $.08 per share for the three months ended September 30, 1998 as compared to $382,000 or $.09 per share for the same period a year ago. These changes are due to the items described above.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources


During the three months ended September 30, 1998 the Company utilized its cash generated from operations, in part, to reduce it's outstanding borrowings and to purchase property and equipment. This resulted in a decrease in outstanding debt to $19,961,000 at September 30, 1998 from $20,311,000 at June 30, 1998. The remaining cash flows from operations resulted in an increase in cash and cash equivalents to $2,241,000 at September 30, 1998 from $1,989,000 as of June 30, 1998.

Accounts Receivable at September 30, 1998 decreased $1,107,000 to $13,653,000 as compared to $14,760,000 at June 30, 1998. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1998 as compared to the quarter ended September 30, 1998.

Inventory at September 30, 1998 was $25,218,000, decreasing slightly from $25,438,000 at June 30, 1998. This decrease is predominantly the result of the Company's focused efforts on reducing it's inventory levels as partially offset by the decrease in sales.

In May of 1998 the Company repurchased 889,576 shares of Napco common stock for $5.00 per share from one of its co-founders. $2.5 million was paid at closing with the balance of the purchase price to be paid over a four (4) year period. The portion of the purchase price paid at closing was financed by the Company's primary bank and is to be repaid over a five (5) year period.

On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement, a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit and replaced the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. These agreements replaced the existing $11,000,000 and $2,000,000 credit agreements with another bank. The Company restructured its debt to allow for future growth and expansion as well as to obtain terms more favorable to the Company. As part of the debt restructuring, the Company retired the outstanding Industrial Revenue Bonds relating to the financing of the Company's Amityville facility. The revolving credit agreement will expire in May, 2000 and any outstanding borrowings are to be repaid on or before that time.

On April 26, 1993 the Company's foreign subsidiary entered into a 99 year lease of approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000. The foreign subsidiary relocated its operations to this site at the end of fiscal 1995.

As of September 30, 1998 the Company had no material commitments for capital expenditures.

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

              None

Item 5. Other Information

              None

Item 6. Exhibits and Reports on Form 8-K

     (a)Exhibits
        (22) financial Data Schedule

     (b)No reports on Form 8-K have been filed during the Company's fiscal quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 1998

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)

     By:/s/  Richard Soloway
        -----------------------------
        Richard Soloway
        Chairman of the Board of Directors,
         President and Secretary
        (Principal Executive Officer)

     By: /s/  Kevin S. Buchel
        -----------------------------
        Kevin S. Buchel
        Senior Vice President of Operations
         and Finance and Treasurer
        (Principal Financial and Accounting
         Officer)

                                INDEX TO EXHIBITS

Exhibits

22      Financial Data Schedule