Form 10-Q
period 1998-12-31
NAPCO SECURITY SYSTEMS INC
filed 1999-02-16
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1998

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
      _______________ .

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

                                Yes X     No ___

Number of shares outstanding of each of the issuer's classes of common stock, as of: DECEMBER 31, 1998

COMMON STOCK, $.01 PAR VALUE PER SHARE                                 3,490,151

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX
                                DECEMBER 31, 1998
                                                                            Page
PART I:  FINANCIAL INFORMATION (unaudited)

         Condensed Consolidated Balance Sheets,
         December 31, 1998 and June 30, 1998                                   3

         Condensed Consolidated Statements of Income for the Six
         Months Ended December 31, 1998 and 1997                               4

         Condensed Consolidated Statements of Income for the Three
         Months Ended December 31, 1998 and 1997                               5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended December 31, 1998 and 1997                               6

         Notes to Condensed Consolidated Financial Statements                  7

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9

PART II:  OTHER INFORMATION                                                   11

SIGNATURE PAGE                                                                12

INDEX TO EXHIBITS                                                             13

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                              December 31,   June 30,
                                      ASSETS                                      1998         1998
                                                                                --------     --------

Current Assets:                                                            (in thousands, except share data)
     Cash and cash equivalents                                                  $  1,901     $  1,989
     Accounts receivable, less allowance for doubtful accounts:
         December 31, 1998       $    744
         June 30, 1998           $    755                                         12,336       14,760
     Inventories, net (Note 2)                                                    25,568       25,438
     Prepaid expenses and other current assets                                       858          674
     Deferred income taxes, net                                                    1,292        1,292
                                                                                --------     --------
         Total current assets                                                     41,955       44,153
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
         December 31, 1998       $ 11,634
         June 30, 1998           $ 11,055                                         11,404       11,491
Goodwill, net                                                                      2,539        2,592
Other Assets                                                                         231          327
                                                                                --------     --------
                                                                                $ 56,129     $ 58,563
                                                                                ========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                          $  1,667     $  1,667
     Accounts payable                                                              3,129        3,862
     Accrued and other current liabilities                                         1,263        1,678
     Accrued taxes                                                                 2,012        3,004
                                                                                --------     --------
         Total current liabilities                                                 8,071       10,211
Long-Term Debt                                                                    17,944       18,644
Deferred Income Taxes                                                                875          875
                                                                                --------     --------
         Total liabilities                                                        26,890       29,730
Stockholders' Equity:
     Common stock, par value $.01 per share; 21,000,000 shares
         authorized, 5,908,602 shares issued; 3,490,151 and
         3,489,651 shares outstanding, respectively                                   59           59
     Additional paid-in capital                                                      751          749
     Retained earnings                                                            32,878       32,474
     Less: Treasury stock, at cost (2,418,451 shares)                             (4,449)      (4,449)
                                                                                --------     --------
         Total stockholders' equity                                               29,239       28,833
                                                                                --------     --------
                                                                                $ 56,129     $ 58,563
                                                                                ========     ========

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                                ---------------------------
                                                                                   1998            1997
                                                                                -----------     -----------
                                                                      (in thousands, except share and per share data)
Net Sales                                                                       $    21,950     $    23,664
Cost of Sales                                                                        16,641          17,694
                                                                                -----------     -----------
         Gross profit                                                                 5,309           5,970
Selling, General and Administrative Expenses                                          4,723           4,609
                                                                                -----------     -----------
         Operating income                                                               586           1,361
                                                                                -----------     -----------
Interest Expense, net                                                                   720             529
Other (Income) Expense, net                                                              23              12
                                                                                -----------     -----------
                                                                                        743             541
                                                                                -----------     -----------
         Income (loss) before (benefit) provision for income taxes                     (157)            820
(Benefit) Provision for Income Taxes                                                   (561)            232
                                                                                -----------     -----------
         Net income                                                             $       404     $       588
                                                                                ===========     ===========
Earnings Per Share (Note 5): Basic                                              $      0.12     $      0.13
                                                                                ===========     ===========
                             Diluted                                            $      0.11     $      0.13
                                                                                ===========     ===========
Weighted Average Number of Shares Outstanding (Note 5): Basic                     3,489,901       4,374,477
                                                                                ===========     ===========
                                                        Diluted                   3,667,169       4,441,177
                                                                                ===========     ===========

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                                -----------     -----------
                                                                                   1998            1997
                                                                                -----------     -----------
                                                                       (in thousands, except share and per share data)
Net Sales                                                                       $    10,860     $    11,411
Cost of Sales                                                                         8,259           8,613
                                                                                -----------     -----------
         Gross profit                                                                 2,601           2,798
Selling, General and Administrative Expenses                                          2,495           2,246
                                                                                -----------     -----------
         Operating income                                                               106             552
                                                                                -----------     -----------
Interest Expense, net                                                                   352             268
Other (Income)  Expense, net                                                             18             (13)
                                                                                -----------     -----------
                                                                                        370             255
                                                                                -----------     -----------
         Income (loss) before (benefit) provision for income taxes                     (264)            297
(Benefit) Provision for Income Taxes                                                   (396)             91
                                                                                -----------     -----------
         Net income                                                             $       132     $       206
                                                                                ===========     ===========
Earnings Per Share (Note 5): Basic                                              $      0.04     $      0.05
                                                                                ===========     ===========
                             Diluted                                            $      0.04     $      0.05
                                                                                ===========     ===========
Weighted Average Number of Shares Outstanding (Note 5): Basic                     3,490,151       4,377,477
                                                                                ===========     ===========
                                                        Diluted                   3,589,231       4,396,477
                                                                                ===========     ===========

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                             Six Months Ended
                                                                               December 31,
                                                                            -------------------
                                                                             1998        1997
                                                                            -------     -------
                                                                              (in thousands)
Net Cash Provided by (Used in) Operating Activities                         $ 1,104     $(1,679)
                                                                            -------     -------
Cash Flows from Investing Activities:
     Purchases of property, plant and equipment                                (492)       (238)
                                                                            -------     -------
         Net cash used in investing activities                                 (492)       (238)
                                                                            -------     -------
Cash Flows from Financing Activities:
     Proceeds from long-term debt borrowings                                     --       2,550
     Principal payments on long-term debt                                      (700)       (450)
                                                                            -------     -------
         Net cash (used in) provided by financing activities                   (700)      2,100
                                                                            -------     -------
Net Increase (Decrease) in Cash and Cash Equivalents                            (88)        183
Cash and Cash Equivalents at Beginning of Period                              1,989       1,006
                                                                            -------     -------
Cash and Cash Equivalents at End of Period                                  $ 1,901     $ 1,189
                                                                            =======     =======
Cash Paid During the Period for:
     Interest                                                               $   657     $   663
                                                                            =======     =======
     Income taxes                                                           $   246     $    85
                                                                            =======     =======

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)   Summary of Significant Accounting Policies and Other Disclosures

      The information for the six months ended December 31, 1998 and 1997 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

      The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)   Inventories

      Inventories consist of:

                                                              December 31,  June 30,
                                                                1998        1998
                                                              --------     --------
                                                                 (in thousands)
            Component parts                                   $ 10,252     $ 10,200
            Work-in-process                                      4,077        4,056
            Finished products                                   11,239       11,182
                                                              --------     --------
                                                              $ 25,568     $ 25,438
                                                              ========     ========

3.)   Property, Plant and Equipment

     Property, Plant and Equipment consists of:

                                                              December 31,  June 30,
                                                                1998        1998
                                                              --------     --------
                                                                 (in thousands)
            Land                                              $    904     $    904
            Building                                             8,911        8,911
            Molds and dies                                       2,985        2,819
            Furniture and fixtures                                 914          912
            Machinery and equipment                              9,268        8,944
            Building improvements                                   56           56
                                                              --------     --------
                                                                23,038       22,546
            Less: Accumulated depreciation and amortization     11,634       11,055
                                                              --------     --------
                                                              $ 11,404     $ 11,491
                                                              ========     ========

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

      During fiscal 1999, the Company continued to discuss the assessment with the IRS Appeals Office and in July, 1998 received a revised audit report which eliminated the original assessment for the years covered by the IRS audit. The Company has accepted the revised audit report and the final government approval has been received. The benefit for income taxes for the three and six months ended December 31, 1998 reflects the estimated favorable annual effect of the reversal of previously recorded reserves which the Company expects to occur during fiscal 1999.

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

      A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:


                                                Six Months Ended
                                                December 31, 1998
                                      (in thousands, except per share data)
                                       -----------------------------------
                                           Net Income          Shares         Per Share
                                           (numerator)      (denominator)      Amounts
                                             -----              -----            -----
      Net income                             $ 404                 --               --
                                             -----
      BASIC EPS
      Net income attributable to
         common stock                        $ 404              3,490            $0.12
                                             -----
      EFFECT OF DILUTIVE SECURITIES
       Options                                  --                177              .01
                                             -----              -----            -----
      DILUTED EPS
      Net income attributable to
         common stock and assumed
         option exercises                    $ 404              3,667            $0.11
                                             -----              =====


                                               Three Months Ended
                                                December 31, 1998
                                      (in thousands, except per share data)
                                       -----------------------------------
                                           Net Income          Shares         Per Share
                                           (numerator)      (denominator)      Amounts
                                             -----              -----            -----
      Net income                             $ 132                 --               --
                                             -----
      BASIC EPS
      Net income attributable to
         common stock                        $ 132              3,490            $0.04
                                             -----
      EFFECT OF DILUTIVE SECURITIES
       Options                                  --                 99               --
                                             -----              -----            -----
      DILUTED EPS
      Net income attributable to
         common stock and assumed
         option exercises                    $ 132              3,589            $0.04
                                             -----              =====

      Options to purchase 4,400 shares of common stock in the six months and 16,650 in the three months ended December 31, 1998 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

Sales for the six months ended December 31, 1998 decreased by 9% to $21,950,000 as compared to $23,664,000 for the same period a year ago. For the quarter ended December 31, 1998 net sales decreased by 5% to $10,860,000 from $11,411,000 for the same period in fiscal 1998. During the three and six months ended December 31, 1998 net sales were affected by two of the Company's customers tightening their levels of the Company's product in their inventory. Additionally, during the quarter ended December 31, 1998 the Company's sales were affected by a major customer of the Company reducing its inventory levels of the Company's products. In January 1999 this major customer announced that it had acquired substantially all of the assets of one of the customers discussed above. In the Company's opinion, the reduction of inventory by these two customers was due in part to their anticipation of this acquisition. In addition, the effects of Hurricane Georges that affected the first quarter in fiscal 1999 carried over to the beginning of the second quarter. As of December 31, 1998 the Company was no longer experiencing any significant adverse effects from the hurricane.

The Company's gross margin for the six months ended December 31, 1998 decreased by $661,000 to $5,309,000 or 24.2% of sales as compared to $5,970,000 or 25.2%
of sales for the same period a year ago. Gross margin for the three months ended December 31, 1998 was $2,601,000 or 24.0% of sales as compared to $2,798,000 or 24.5% of sales for the same period a year ago. This decrease was primarily due to the same issues resulting in the decreased sales volume as discussed above.

Selling, general and administrative expenses for the six months ended December 31, 1998 increased by 2% to $4,723,000 as compared to $4,609,000 a year ago. For the three months ended December 31, 1998 selling, general and administrative expenses increased by 11% to $2,495,000 from $2,246,000 for the same period a year ago. These increases were primarily related to the increased marketing efforts of the Company's products.

Interest and other expense for the six months ended December 31, 1998 increased by $202,000 to $720,000 from $541,000 for the same period a year ago. For the three months ended December 31, 1998 interest and other expenses increased by $115,000 to $370,000 from $255,000 for the same period in fiscal 1998. These increases were primarily due to the additional debt relating to the Company's purchase of 889,576 shares of Treasury stock during fiscal 1998.

Provision for income taxes for the six months ended December 31, 1998 decreased by $793,000 to a benefit of $561,000 as compared to a provision of $232,000 for the same period a year ago. For the three months ended December 31, 1998 provision for income taxes decreased by $487,000 to a benefit of $396,000 as compared to a provision of $91,000 for the same period a year ago. These decreases were primarily due to the estimated favorable annual effect of the reversal of previously recorded reserves no longer required with respect to IRS audits of fiscal years 1986 through 1997 as well as the decrease in net income as discussed below.

Net income declined by $184,000 to $404,000 or $.11 per share for the six months ended December 31, 1998 as compared to $588,000 or $.13 per share for the same period a year ago. For the three months ended December 31, 1998 net income decreased by $74,000 to $132,000 or $.04 per share from $206,000 or $.05 per share for the same period in fiscal 1998. These decreases were primarily due to the items discussed above as partially offset by the reduction in the number of common shares outstanding by the Company's purchase of 889,576 shares of Treasury stock in the fourth quarter of fiscal 1998.


Liquidity and Capital Resources

During the six months ended December 31, 1998 the Company utilized part of its cash onhand and cash generated from operations to reduce its outstanding borrowings and to purchase property and equipment. This resulted in a decrease in outstanding debt to $19,611,000 at December 31, 1998 from $20,311,000 at June 30, 1998 and a decrease in cash and cash equivalents to $1,901,000 at December 31, 1998 from $1,989,000 as of June 30, 1998.

Accounts Receivable at December 31, 1998 decreased $2,424,000 to $12,336,000 as compared to $14,760,000 at June 30, 1998. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1998 as compared to the quarter ended December 31, 1998.

Inventory at December 31, 1998 was relatively constant at $25,568,000 as compared to $25,438,000 at June 30, 1998.

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

As of December 31, 1998 the Company had no material commitments for capital expenditures.


Year 2000 Date Conversion

As the century turns from 1900 to 2000, date-sensitive systems may recognize the year 2000 as 1900 or not at all. This results primarily because of the conventional use of a two digit date field in most software applications. The inability to properly recognize the year 2000 may cause systems to process financial and operational information incorrectly.

The Company believes that virtually all of the Company's systems are now fully compliant. Due to the fact that the Company's software manufacturer includes the year 2000 upgrade as part of its ongoing maintenance, the Company expects to expend a minimal amount of its resources in this area.

Although the Company expects its critical systems to be compliant, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible failure to identify all susceptible systems, noncompliance by third parties whose systems and operations impact the Company, and other similar uncertainties.

In addition to internal Year 2000 remediation activities, the Company is in contact with key suppliers and customers to reduce the likelihood of any significant interruption in the business between the Company and these important third parties relating to the Year 2000 issue. A comprehensive survey of all vendors and customers has not been made and is not presently planned. The Company's efforts thus far have been focused on key vendors and customers. If these third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on the Company's operations. The Company believes that its actions with key suppliers and customers will minimize these risks. The vast majority of the Company's products are not date-sensitive. The Company has collected information on current and discontinued date-sensitive products.

At this time, the Company does not have in place a comprehensive, global contingency plan relative to potential Year 2000 disruptions. Rather, each significant system with a potential problem either has been repaired and tested or is being updated. Contingency plans for certain types of unforseen problems are being developed.


Forward-looking Statements

This quarterly report, other than historical financial information, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Item 1 of the Company's annual report on Form 10-K for the year ended June 30, 1998. These include risks and uncertainties relating to competition and technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.

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

      During fiscal 1999, the Company continued to discuss the assessment with the IRS Appeals Office and in July, 1998 received a revised audit report which eliminated the original assessment for the years covered by the IRS audit. The Company has accepted the revised audit report and the final government approval has been received. The benefit for income taxes for the three and six months ended December 31, 1998 reflects the estimated favorable annual effect of the reversal of previously recorded reserves which the Company expects to occur during fiscal 1999.

Item 2. Changes in Securities

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

      (a) An annual meeting of the stockholders of the Company (the "Annual Meeting") was held on December 9, 1998.

      (b)   The names of the directors elected at the Annual Meeting are:
            Richard Soloway, Kevin S. Buchel, Randy B. Blaustein, and Andrew J. Wilder.

      (c)   A proposal to adopt a classified Board of Directors was passed.

      (d) A proposal to authorize the issuance of Preferred Stock was not passed.

Item 5.  Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            (22) financial Data Schedule

      (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 11, 1999

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)

By: /s/ Richard Soloway
    -----------------------------------
    Richard Soloway
    Chairman of the Board of Directors,
    President and Secretary
    (Principal Executive Officer)

By: /s/ Kevin S. Buchel
    -----------------------------------
    Kevin S. Buchel
    Senior Vice President of Operations
    and Finance and Treasurer
    (Principal Financial and Accounting
    Officer)

                                INDEX TO EXHIBITS


Exhibits
--------

27          Financial Data Schedule