Form 10-Q
period 1999-03-31
NAPCO SECURITY SYSTEMS INC
filed 1999-05-17
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
----- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
      _______________ .

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
Number of shares outstanding of each of the issuer's classes of common stock, as of: MARCH 31, 1999

COMMON STOCK, $.01 PAR VALUE PER SHARE                                 3,490,151

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX
                                 MARCH 31, 1999

                                                                            Page
PART I:  FINANCIAL INFORMATION (unaudited)

         Condensed Consolidated Balance Sheets,
         March 31, 1999 and June 30, 1998                                      3

         Condensed Consolidated Statements of Income for the Nine
         Months Ended March 31, 1999 and 1998                                  4

         Condensed Consolidated Statements of Income for the Three
         Months Ended March 31, 1999 and 1998                                  5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended March 31, 1999 and 1998                                  6

         Notes to Condensed Consolidated Financial Statements                  7

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

PART II:  OTHER INFORMATION                                                   12

SIGNATURE PAGE                                                                13

INDEX TO EXHIBITS                                                             14

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                             March 31,     June 30,
                                        ASSETS                                                 1999          1998
                                                                                             --------      --------
                                                                                       (in thousands, except share data)
Current Assets:
      Cash and cash equivalents                                                              $  1,983      $  1,989
      Accounts receivable, less allowance for doubtful accounts:
           March 31, 1999                                            $  1,092
           June 30, 1998                                             $    755                  12,273        14,760
      Inventories, net (Note 2)                                                                24,693        25,438
      Prepaid expenses and other current assets                                                   847           674
      Deferred income taxes, net                                                                1,292         1,292
                                                                                             --------      --------
           Total current assets                                                                41,088        44,153
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
           March 31, 1999                                            $ 11,953
           June 30, 1998                                             $ 11,055                  11,338        11,491
Goodwill, net                                                                                   2,512         2,592
Other Assets                                                                                      341           327
                                                                                             --------      --------
                                                                                             $ 55,279      $ 58,563
                                                                                             ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt                                                      $  1,748      $  1,667
      Accounts payable                                                                          3,512         3,862
      Accrued and other current liabilities                                                     1,392         1,678
      Accrued taxes                                                                               558         3,004
                                                                                             --------      --------
           Total current liabilities                                                            7,210        10,211
Long-Term Debt                                                                                 17,512        18,644
Deferred Income Taxes                                                                             875           875
                                                                                             --------      --------
           Total liabilities                                                                   25,597        29,730
Stockholders' Equity:
      Common stock, par value $.01 per share; 21,000,000 shares
           authorized, 5,908,602 shares issued; 3,490,151 and
           3,489,651 shares outstanding, respectively                                              59            59
      Additional paid-in capital                                                                  751           749
      Retained earnings                                                                        33,321        32,474
      Less: Treasury stock, at cost (2,418,451 shares)                                         (4,449)       (4,449)
                                                                                             --------      --------
           Total stockholders' equity                                                          29,682        28,833
                                                                                             --------      --------
                                                                                             $ 55,279      $ 58,563
                                                                                             ========      ========

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                ----------------------------
                                                                                   1999             1998
                                                                                -----------      -----------
                                                                       (in thousands, except share and per share data)
Net Sales                                                                       $    33,608      $    35,687
Cost of Sales                                                                        25,591           26,895
                                                                                -----------      -----------
           Gross profit                                                               8,017            8,792
Selling, General and Administrative Expenses                                          7,970            6,886
                                                                                -----------      -----------
           Operating income                                                              47            1,906
                                                                                -----------      -----------
Interest Expense, net                                                                 1,047              811
Other Expense, net                                                                       59              112
                                                                                -----------      -----------
                                                                                      1,106              923
                                                                                -----------      -----------
           Income (loss) before (benefit) provision for income taxes                 (1,059)             983

(Benefit) Provision for Income Taxes                                                 (1,906)             274
                                                                                -----------      -----------
           Net income                                                           $       847      $       709
                                                                                ===========      ===========
Earnings Per Share (Note 5): Basic                                              $      0.24      $      0.16
                                                                                ===========      ===========
                             Diluted                                            $      0.24      $      0.16
                                                                                ===========      ===========
Weighted Average Number of Shares Outstanding (Note 5): Basic                     3,480,401        4,374,477
                                                                                ===========      ===========
                                                        Diluted                   3,505,824        4,441,177
                                                                                ===========      ===========

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                ----------------------------
                                                                                   1999             1998
                                                                                -----------      -----------
                                                                        (in thousands, except share and per share data)
Net Sales                                                                       $    11,672      $    12,023
Cost of Sales                                                                         8,950            9,201
                                                                                -----------      -----------
           Gross profit                                                               2,722            2,822
Selling, General and Administrative Expenses                                          3,247            2,277
                                                                                -----------      -----------
           Operating income                                                            (525)             545
                                                                                -----------      -----------
Interest Expense, net                                                                   327              282
Other Expense, net                                                                      150              100
                                                                                -----------      -----------
                                                                                        477              382
                                                                                -----------      -----------
           Income (loss) before (benefit) provision for income taxes                 (1,002)             163

(Benefit) Provision for Income Taxes                                                 (1,345)              42
                                                                                -----------      -----------
           Net income                                                           $       343      $       121
                                                                                ===========      ===========
Earnings Per Share (Note 5): Basic                                              $      0.10      $      0.03
                                                                                ===========      ===========
                             Diluted                                            $      0.10      $      0.03
                                                                                ===========      ===========
Weighted Average Number of Shares Outstanding (Note 5): Basic                     3,480,401        4,377,477
                                                                                ===========      ===========
                                                        Diluted                   3,491,250        4,396,477
                                                                                ===========      ===========

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                    Nine Months Ended
                                                                         March 31,
                                                                   --------------------
                                                                    1999         1998
                                                                   -------      -------
                                                                      (in thousands)
Net Cash Provided by (Used in) Operating Activities                $ 1,790      $(1,679)
                                                                   -------      -------
Cash Flows from Investing Activities:
      Purchases of property, plant and equipment                      (745)        (238)
                                                                   -------      -------
           Net cash used in investing activities                      (745)        (238)
                                                                   -------      -------
Cash Flows from Financing Activities:
      Proceeds from long-term debt borrowings                           --        2,550
      Principal payments on long-term debt                          (1,051)        (450)
                                                                   -------      -------
           Net cash (used in) provided by financing activities      (1,051)       2,100
                                                                   -------      -------
Net Increase (Decrease) in Cash and Cash Equivalents                    (6)         183
Cash and Cash Equivalents at Beginning of Period                     1,989        1,006
                                                                   -------      -------
Cash and Cash Equivalents at End of Period                         $ 1,983      $ 1,189
                                                                   =======      =======
Cash Paid During the Period for:
      Interest                                                     $   879      $   663
                                                                   =======      =======
      Income taxes                                                 $   250      $    85
                                                                   =======      =======

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.)   Summary of Significant Accounting Policies and Other Disclosures

      The information for the nine months ended March 31, 1999 and 1998 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

      The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)   Inventories

      Inventories consist of:                                  March 31,    June 30,
                                                                 1999        1998
                                                                -------     -------
                                                                  (in thousands)
            Component parts                                     $ 9,932     $10,200
            Work-in-process                                       3,958       4,056
            Finished products                                    10,903      11,182
                                                                -------     -------
                                                                $24,693     $25,438
                                                                =======     =======

3.)   Property, Plant and Equipment

      Property, Plant and Equipment consists of:                March 31,   June 30,
                                                                 1999        1998
                                                                -------     -------
                                                                  (in thousands)
            Land                                                $   904     $   904
            Building                                              8,911       8,911
            Molds and dies                                        3,065       2,819
            Furniture and fixtures                                  928         912
            Machinery and equipment                               9,427       8,944
            Building improvements                                    56          56
                                                                -------     -------
                                                                 23,291      22,546
            Less: Accumulated depreciation and amortization      11,953      11,055
                                                                -------     -------
                                                                $11,338     $11,491
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

      During fiscal 1999, the Company both continued to discuss the assessment with the IRS Appeals Office and concluded an IRS examination of fiscal years 1994 through 1997. In July 1998 the Company received a revised audit report which eliminated the original assessment for the fiscal years 1986 through 1993. In April 1999 the Company favorably resolved the IRS examination of fiscal years 1994 through 1997. The Company has accepted both audit reports and the final government approvals have been received. Accordingly, the benefit for income taxes for the three and nine months ended March 31, 1999 reflects the favorable effect of the reversal of previously recorded reserves.

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

      A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:

                                                         Nine Months Ended
                                                           March 31, 1999
                                               (in thousands, except per share data)
                                              ----------------------------------------
                                              Net Income       Shares        Per Share
                                              (numerator)   (denominator)     Amounts
                                                 -----          -----          -----
      Net income                                 $ 847             --             --
                                                 -----
      BASIC EPS
      Net income attributable to
         common stock                            $ 847          3,480          $0.24
                                                 -----
      EFFECT OF DILUTIVE SECURITIES
       Options                                      --             26           0.00
                                                 -----          -----          -----
      DILUTED EPS
      Net income attributable to
         common stock and assumed
         option exercises                        $ 847          3,506          $0.24
                                                 -----          =====          =====

                                                         Three Months Ended
                                                           March 31, 1999
                                               (in thousands, except per share data)
                                              ----------------------------------------
                                               Net Income      Shares        Per Share
                                              (numerator)   (denominator)     Amounts
                                                 -----          -----          -----
      Net income                                 $ 343             --             --
                                                 -----
      BASIC EPS
      Net income attributable to
         common stock                            $ 343          3,480          $0.10
                                                 -----
      EFFECT OF DILUTIVE SECURITIES
       Options                                      --             11             --
                                                 -----          -----          -----
      DILUTED EPS
      Net income attributable to
         common stock and assumed
         option exercises                        $ 343          3,491          $0.10
                                                 -----          =====

      Options to purchase 11,220 shares of common stock in the nine months and 68,870 in the three months ended March 31, 1999 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

Sales for the nine months ended March 31, 1999 decreased by 6% to $33,608,000 as compared to $35,687,000 for the same period a year ago. For the quarter ended March 31, 1999 net sales decreased by 3% to $11,672,000 from $12,023,000 for the same period in fiscal 1998. During the three and nine months ended March 31, 1999 net sales were affected by two of the Company's customers tightening their levels of the Company's product in their inventory. In January 1999 this major customer announced that it had acquired substantially all of the assets of one of the customers discussed above. In the Company's opinion, the reduction of inventory by these two customers was due in part to their anticipation of this acquisition. In addition, the Company's sales were affected by the recent economic problems in Latin America. The Company is assisting its customers closely in keeping its products readily available while maintaining an acceptable credit risk and cash flows.

The Company's gross margin for the nine months ended March 31, 1999 decreased by $775,000 to $8,017,000 or 23.9% of sales as compared to $8,792,000 or 24.6% of sales for the same period a year ago. Gross margin for the three months ended March 31, 1999 was $2,722,000 or 23.3% of sales as compared to $2,822,000 or
23.5% of sales for the same period a year ago. This decrease was primarily due to the same issues resulting in the decreased sales volume as discussed above.

Selling, general and administrative expenses for the nine months ended March 31, 1999 increased by $1,084,000 to $7,970,000 as compared to $6,886,000 a year ago.
For the three months ended March 31, 1999 selling, general and administrative expenses increased by $970,000 to $3,247,000 from $2,246,000 for the same period a year ago. These increases were primarily related to the Company's increased selling and marketing focus in the international marketplace. In addition, the Company increased its allowance for doubtful accounts reserve in light of the economic uncertainty in Latin America.

Interest and other expense for the nine months ended March 31, 1999 increased by $183,000 to $1,106,000 from $923,000 for the same period a year ago. For the three months ended March 31, 1999 interest and other expenses increased by $95,000 to $477,000 from $382,000 for the same period in fiscal 1998. These increases were primarily due to the additional debt incurred in the fourth quarter of fiscal 1998.

Provision for income taxes for the nine months ended March 31, 1999 decreased by $2,180,000 to a benefit of $1,906,000 as compared to a provision of $274,000 for the same period a year ago. For the three months ended March 31, 1999 provision for income taxes decreased by $1,387,000 to a benefit of $1,345,000 as compared to a provision of $42,000 for the same period a year ago. These decreases were primarily due to the favorable effect of the reversal of previously recorded reserves no longer required with respect to IRS audits of fiscal years 1986 through 1997 as well as the decrease in income before provision for income taxes.

Net income increased by $138,000 to $847,000 or $.24 per share for the nine months ended March 31, 1999 as compared to $709,000 or $.16 per share for the same period a year ago. For the three months ended March 31, 1999 net income increased by $222,000 to $343,000 or $.10 per share from $121,000 or $.03 per share for the same period in fiscal 1998. These increases were primarily due to the items discussed above as well as the reduction in the number of common shares outstanding by the Company's purchase of 889,576 shares of Treasury stock in the fourth quarter of fiscal 1998.

Liquidity and Capital Resources

During the nine months ended March 31, 1999 the Company utilized virtually all of its cash generated from operations to reduce its outstanding borrowings and to purchase property and equipment. This resulted in a decrease in outstanding debt to $19,260,000 at March 31, 1999 from $20,311,000 at June 30, 1998 while cash and cash equivalents remained relatively constant at $1,983,000 as of March 31, 1999 as compared to $1,989,000 at June 30, 1998.

Accounts Receivable at March 31, 1999 decreased $2,487,000 to $12,273,000 as compared to $14,760,000 at June 30, 1998. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1998 as compared to the quarter ended March 31, 1999. In addition, the Company provided for additional reserves for doubtful accounts in response to the recent economic problems in Latin America.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Inventory at March 31, 1999 decreased by $745,000 to $24,793,000 as compared to $25,438,000 at June 30, 1998. This decrease was primarily the result of the Company's operational efforts at streamlining its planning and procurement processes to reduce its onhand inventory requirements while improving delivery response to its customers.

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

The Company has entered into employment agreements with Richard Soloway, Chairman of the Board and President, and Jorge Hevia, Vice President of Corporate Sales and Marketing (see Exhibit 10(Q) and 10(R) respectively).

As of March 31, 1999 the Company had no material commitments for capital expenditures.

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

      During fiscal 1999, the Company both continued to discuss the assessment with the IRS Appeals Office and concluded an IRS examination of fiscal years 1994 through 1997. In July 1998 the Company received a revised audit report which eliminated the original assessment for the fiscal years 1986 through 1993. In April 1999 the Company favorably resolved the IRS examination of fiscal years 1994 through 1997. The Company has accepted both audit reports and the final government approvals have been received. Accordingly, the benefit for income taxes for the three and nine months ended March 31, 1999 reflects the favorable effect of the reversal of previously recorded reserves.

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      On April 21, 1999, the Company's board of directors adopted amendments to by-laws relating to: (1) Section 11, Article 1 replacing the provision on written consent of shareholders in lieu of meeting with a notice provision relating to shareholder proposals; and (2) the amendment of Article 11 to provide that shareholders may amend the by-laws by an eighty percent
      (80%) vote, all as described in Exhibit 3(ii)(A).

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3(ii)(A) Amendments to by-laws

            10(Q) Employment agreement; Richard Soloway

            10(R) Employment agreement; Jorge Hevia

            22 Financial Data Schedule

      (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 1999


                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)


By: /s/ Richard Soloway
    -----------------------------------------
    Richard Soloway
    Chairman of the Board of Directors,
    President and Secretary
    (Principal Executive Officer)

By: /s/ Kevin S. Buchel
    -----------------------------------------
    Kevin S. Buchel
    Senior Vice President of Operations
    and Finance and Treasurer
    (Principal Financial and Accounting
    Officer)

                                INDEX TO EXHIBITS


Exhibits
--------

3(ii)(A)    Amendments to by-laws

10(Q)       Employment agreement: Richard Soloway

10(R)       Employment agreement: Jorge Hevia

22          Financial Data Schedule