Form 10-K
period 1999-06-30
NAPCO SECURITY SYSTEMS INC
filed 1999-09-28
CIK 69633

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]           Annual Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934 [No Fee Required]
                    For the fiscal year ended June 30, 1999
                                       or
   [ ]        Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934 [No Fee Required]
              For the Transition period from _________ to ________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of September 16, 1999, 3,495,351 shares of Common Stock were outstanding, and the aggregate market value of the stock (based upon the last sale price of the stock on such date) held by non-affiliates was approximately $12,233,729.

      Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

      The Company manufactures and markets the following products for alarm systems:

      Automatic Communicators. When a control panel is activated by a signal from an intrusion detector, it activates a communicator that can automatically dial one or more pre-designated telephone numbers. If programmed to do so, a digital communicator dials the telephone number of a central monitoring station and communicates in computer language to a digital communicator receiver, which prints out an alarm message.

      Control Panels. A control panel is the "brain" of an alarm system. When activated by any one of the various types of intrusion detectors, it can activate an audible alarm and/or various types of communication devices. For marketing purposes, the Company refers to its control panels by the trade name, generally "Magnum Alert(TM)" followed by a numerical designation.

      Combination Control Panels/Digital Communicators and Digital Keypad Systems. A combination control panel, digital communicator and a digital keypad (a plate with push button numbers as on a telephone, which eliminates the need for mechanical keys) has continued to grow rapidly in terms of dealer and consumer preference. Benefits of the combination format include the cost efficiency resulting from a single microcomputer function, as well as the reliability and ease of installation gained from the simplicity and sophistication of micro-computer technology.

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

Research and Development

      The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 1999, 1998, and 1997, the Company expended approximately $4,008,000, $3,817,000, and $3,340,000, respectively, on Company-sponsored research and development activities conducted by its engineering department and outside consultants. Substantially all of the Company's research and development activities during fiscal 1999, 1998 and 1997 were conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

      As of June 30, 1999, the Company had approximately 940 full-time employees.

Marketing and Major Customers

      The Company's staff of 37 sales and marketing support employees located at the Company's headquarters sells and markets the Products directly to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 80% of the Company's total sales for the fiscal year ended June 30, 1999. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company Products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities. Some of the Company's products are marketed under the "private label" of certain customers.

      Sales to one customer unaffiliated with the Company accounted for approximately 27%, 23% and 21% of the Company's total sales for the fiscal years ended June 30, 1999, 1998 and 1997, respectively (see Note 9 to Consolidated Financial Statements). The loss of this customer could have a material adverse effect on the Company's business.

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

Raw Materials and Sales Backlog

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

      In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $918,500 existed as of June 30, 1999. This compared to a sales backlog of approximately $1,240,000 a year ago.

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

Patents and Trademarks

      The Company has been granted several patents and trademarks relating to the Products. While the Company obtains patents and trademarks as it deems appropriate, the Company does not believe that its current or future success is dependent on its patents or trademarks.

Foreign Sales

      The revenues, operating income and identifiable assets attributable to the foreign and domestic operations of the Company for its last three fiscal years, and the amount of export sales in the aggregate, are summarized in the following tabulation.

                    Financial Information Relating to Foreign
                   and Domestic Operations and Export Sales(1)

                                 1999         1998          1997
                                 ----         ----          ----
                                         (in thousands)
Sales to unaffiliated
customers:
        United States          $50,573       $50,269       $53,302
        Foreign                      0             0             0

Identifiable assets:
        United States          $33,067       $39,783       $41,242
        Foreign                 22,720        18,780        16,002

Export sales:
        United States(2)       $10,713       $12,101       $10,355


ITEM 2.  PROPERTIES.

      The Company has executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. The Company completed construction on this facility in 1988 with the proceeds from industrial revenue bonds that have since been retired.

      The Company's foreign subsidiary, NAPCO/Alarm Lock Grupo International, S.A. (formerly known as NSS Caribe, S.A.), is located in the Dominican Republic, where it owns a building of approximately 167,000 square feet of production and warehousing space. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 1999, most of the Company's sales related to labor on assemblies, goods and subassemblies produced at these sites, utilizing U.S.
quality control standards.

      Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.


----------------

    (1) Certain prior year amounts have been reclassified to conform to current year presentation.

    (2) Export sales from the United States in fiscal year 1999 included sales of approximately $6,730,000, $869,000, $1,653,000 and $1,461,000 to Europe,
North America, South America and other areas, respectively. Export sales from the United States in fiscal year 1998 included sales of approximately $6,966,000, $1,070,000, $2,094,000, and $1,971,000 to Europe, North America,
South America and other areas, respectively. Export sales from the United States in fiscal year 1997 included sales of approximately $6,046,000, $1,608,000, $1,127,000, and $1,574,000 to Europe, North America, South America and other areas, respectively.

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

     During fiscal 1998, the Company continued to discuss the assessment with the IRS Appeals Office and in July 1998 received a revised audit report, which was subject to final government administrative approval, and which reduced the original assessment for the years covered by the IRS audit. The Company accepted the revised audit report and the final government approval was pending as of June 30, 1998. Accordingly, the Company determined that $900,000 of previously recorded reserves should be reversed through the 1998 income tax provision to reflect the expected final settlement with respect to this IRS audit.

      In fiscal 1999, the Company received the final government approval on the IRS audit related to fiscal years 1986 through 1993. In addition, the IRS completed its audits of fiscal years 1994 through 1997. As a result of the favorable outcome from the audits, the Company reversed an additional $1,896,000 of previously recorded reserves through the income tax provision in fiscal 1999.


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

                                            Quarter Ended
                              ------------------------------------------
                                             Fiscal  1999
                              ------------------------------------------
                              Sept. 30    Dec. 31    March 31    June 30
                              --------    -------    --------    -------
Common Stock

   High                        $5.88       $4.63       $4.38      $4.13

   Low                         $4.00       $4.00       $2.56      $2.50

                                            Quarter Ended
                              ------------------------------------------
                                             Fiscal  1998
                              ------------------------------------------
                              Sept. 30    Dec. 31    March 31    June 30
                              --------    -------    --------    -------
Common Stock

     High                      $6.88       $6.75      $6.25       $8.25

     Low                       $3.75       $5.50      $5.25       $4.75

Approximate Number of Security Holders

      The number of holders of record of NAPCO's Common Stock as of September 16, 1999 was 196 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

      NAPCO has declared no cash dividends during the past three years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.


                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                                             Years Ended June 30
                                     ------------------------------------------------------------------
                                       1999           1998           1997          1996          1995
                                     --------       --------       --------      --------      --------
                                                  (in thousands, except for per share data)
Operations

Net Sales                            $ 50,573       $ 50,269       $ 53,302      $ 49,088      $ 48,078
Gross Profit                           12,059         11,785         12,778        11,302        11,325
(Benefit) Provision for
  Income Taxes                         (1,925)          (525)           605           515           532
Net Income                              2,493          2,038          1,639         1,014           512
Earnings per Share:
  Basic                                   .71            .48            .38           .23           .12
  Diluted                                 .71            .48            .37           .23           .12
Cash Dividends per Share(3)                 0              0              0             0             0

                                                   As of June 30
                             -----------------------------------------------------------
                               1999         1998         1997         1996         1995
                             -------      -------      -------      -------      -------
                                        (in thousands, except for per share data)
Financial Condition

Total Assets                 $55,787      $58,563      $57,244      $57,319      $55,739
Long-term Debt                17,241       18,644       13,313       14,150       15,275
Working Capital               34,920       33,942       30,136       28,676       28,660
Stockholders' Equity          31,328       28,833       31,218       29,574       28,560
Stockholders' Equity
  Per Outstanding Share         8.98         8.26         7.14         6.77         6.54


---------------

    (3) The Company has never declared or paid a cash dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business.

Quarterly Results and Seasonality

      The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters (in thousands except for per share data):

                                                  Year Ended June 30, 1999
                                --------------------------------------------------------
                                    First          Second         Third         Fourth
                                  Quarter          Quarter       Quarter        Quarter
                                  -------          -------       -------        -------
Net Sales                          $11,090         $10,860       $11,672        $16,951

Gross Profit                         2,708           2,601         2,722          4,028

Income from Operations                 480             106         (525)          1,850

Net Income                             272             132           343          1,746

Net Income Per Share
 Basic                                 .08             .04           .10            .49

 Diluted                               .08             .04           .10            .49


                                                  Year Ended June 30, 1998
                                   ----------------------------------------------------
                                    First          Second         Third          Fourth
                                   Quarter         Quarter       Quarter        Quarter
                                   -------         -------       -------        -------
Net Sales                          $12,253         $11,411       $12,023        $14,582

Gross Profit                         3,172           2,798         2,822          2,993

Income from Operations                 809             552           545            590

Net Income                             382             206           121         1,329

Net Income Per Share
 Basic                                 .09             .05           .03           .31


Diluted                                .09             .05           .03            .31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources


      The Company's cash on hand combined with proceeds from operating activities during fiscal 1999 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The primary source of financing related to borrowings under a $16,000,000 secured revolving credit facility. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. The Company's primary internal source of liquidity is the cash flow generated from operations. As of June 30, 1999, the Company's unused sources of funds consisted principally of $2,230,000 in cash and approximately $1,487,000, which represents the unused portion of its secured revolving credit facility.

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

      On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, at an annual cost of approximately $272,000.

      On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and replaced the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. The Company restructured its debt to allow for future growth and expansion as well as to obtain terms more favorable to the Company. As part of the debt restructuring, the Company retired the outstanding industrial revenue bonds relating to the financing of the construction of the Company's Amityville, New York facility. The revolving credit agreement will expire in November 2000 and any outstanding borrowings are to be repaid on or before that time.

      In addition, a subsidiary of the Company maintains a $4,500,000 line of credit with another bank, $450,000 of which was outstanding as of June 30, 1999 (see Note 5 to Consolidated Financial Statements).

           In May of 1998 the Company repurchased 889,576 shares of Napco common stock for $5.00 per share from one of its co-founders, Kenneth Rosenberg. $2.5 million was paid at closing with the balance of the purchase price to be paid over a four (4) year period pursuant to an interest-bearing note. The portion of the purchase price paid at closing was financed by the Company's primary bank and is to be repaid over a five (5) year period. At the closing, Mr. Rosenberg retired as President and Director of the Company but will be available to the Company pursuant to a consulting agreement. The repurchase agreement also provides that Mr. Rosenberg will not compete with the Company for a ten (10) year period.

     The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                             1999            1998           1997
                             ----            ----           ----
Current Ratio              6.2 to 1        4.3 to 1        3.5 to 1
Sales to Receivables       3.1 to 1        3.4 to 1        3.8 to 1
Total Debt to Equity        .8 to 1        1.0 to 1         .8 to 1

      As of June 30, 1999, the Company had no material commitments for purchases or capital expenditures.

      Working Capital. Working capital increased by $978,000 to $34,920,000 at June 30, 1999 from $33,942,000 at June 30, 1998. The additional working capital was generated primarily from the increase in accounts receivable and the decrease in Income Taxes Payable resulting from the benefit from income taxes, which was partially offset by the Company's reduction in its inventory, all as discussed below.

      Accounts Receivable. Accounts receivable increased by $1,686,000 to $16,446,000 at June 30, 1999 from $14,760,000 at June 30, 1998. This increase resulted primarily from the 16% increase in sales during the fourth quarter as compared to the fourth quarter in fiscal 1998.

      Inventory. Inventory was reduced by $3,943,000 to $21,495,000 at June 30, 1999 as compared to $25,438,000 at June 30, 1998. The Company generated a significant reduction in its inventory during the year ended June 30, 1999 due in part to its efforts at improving various planning and forecasting techniques as well as the high sales levels achieved in the fourth quarter of fiscal 1999.

      Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $408,000 to $4,479,000 at June 30, 1999 from $4,887,000 at
June 30, 1998. This decrease was due primarily to the decrease in component part purchases, which was a direct result of the improved planning and forecasting as discussed above.

Results of Operations


Fiscal 1999 Compared to Fiscal 1998

      Net Sales. Net sales in fiscal 1999 increased by 1% to $50,573,000 from $50,269,000 in fiscal 1998. The Company achieved this sales level in fiscal 1999 mainly through the increased sales in the fourth quarter as compared to the same quarter of fiscal 1998. Sales in the fourth quarter of fiscal 1999 were $16,951,000 as compared to $14,582,000 in 1998. This increase was due primarily to a significant increase in the demand of the Company's door locking products as well as increased orders from a major customer who returned to a more normal inventory position of the Company's products after tightening these levels during their acquisition of another company. These increases more than offset the decrease in sales during the first three quarters of fiscal 1999 which were affected, in part, by the major customer as discussed above.

          Gross Profit. The Company's gross profit increased $274,000 to $12,059,000 or 23.8% of net sales in fiscal 1999 as compared to $11,785,000 or 23.4% of net sales in fiscal 1998. The increase in gross profit margin was primarily due to the company's improvement in its component costs.

      Expenses. Selling, general and administrative expenses in fiscal 1999 increased 9% to $10,148,000 or 20% of net sales from $9,289,000 or 19% of net sales in fiscal 1998. This increase is primarily due to the increased selling and marketing expenses relating to the increased sales of the Company's door security products as well as the introduction of the Company's new fire and access control products.

      Other Expenses. Other Expenses in fiscal 1999 increased by $360,000 to $1,343,000 as compared to $983,000 in fiscal 1998. This increase was primarily due to increased interest expense resulting from increased borrowings related to the repurchase of common shares at the end of fiscal 1998.

      Income Taxes. The benefit for income taxes increased $1,400,000 to a benefit of $1,925,000 during fiscal 1999. This compared to a benefit of $525,000 during fiscal 1998. The increase in the benefit for fiscal 1999 is primarily attributable to the favorable outcome of the IRS audits of fiscal years 1986 through 1997 and the resulting impact on related reserve requirements.

      Effects of Inflation. During the three-year period ended June 30, 1999, inflation and changing prices did not have a significant impact on the Company's operations.


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

      Expenses. Selling, general and administrative expenses in fiscal 1998 increased slightly to $9,289,000 or 18.5% of net sales from $9,133,000 or 17.1% of net sales in fiscal 1997. This increase was primarily due to the Company's expansion of its international sales operations and related informational systems as partially offset by continuing cost saving efforts.

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

      Income Taxes. Provision for income taxes decreased $1,130,000 to a benefit of $525,000 during fiscal 1998. This compared to a provision of $605,000 or approximately 27% of income before provision for income taxes during fiscal 1997. The decrease in the provision for fiscal 1998 was primarily attributable to the reversal of $900,000 of reserves no longer required with respect to an IRS audit of fiscal years 1986 through 1993.

      Effects of Inflation. During the three-year period ended June 30, 1998, inflation and changing prices did not have a significant impact on the Company's operations.


By-Laws

          The Board of Directors amended the Company's By-Law provision on indemnification of officers and directors to make it more detailed as to the circumstances for such indemnification and the Company entered into an Indemnification Agreement with the directors.


Year 2000 Date Conversion

      As the century turns from 1900 to 2000, date-sensitive systems may recognize the year 2000 as 1900 or not at all. This results primarily because of the conventional use of a two- digit date field in most software applications. The inability to properly recognize the year 2000 may cause systems to process financial and operational information incorrectly.

      The Company believes that virtually all of the Company's systems are now fully compliant. Due to the fact that the Company's primary software supplier includes the year 2000 upgrade as part of its ongoing maintenance, the Company expects to expend a minimal amount of its resources in this area.

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

      At this time, the Company does not have in place a comprehensive, global contingency plan relative to potential Year 2000 disruptions. Rather, each significant system with a potential problem either has been repaired and tested or is being updated. Contingency plans for certain types of unforeseen problems are being developed.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 1999, an aggregate principal amount of approximately $15,000,000 was outstanding under the Company's credit facility and term loan with a weighted average interest rate of 6.5%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $187,500 in interest that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

     Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

             TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JUNE 30, 1999 AND 1998

                                                                           Page
                                                                           ----
Report of Independent Public Accountants
 as of June 30, 1999 and 1998 and for
 each of the 3 Years in the Period
 Ended June 30, 1999..................................................      16

Consolidated Financial Statements:

Consolidated Balance Sheets as of
  June 30, 1999 and 1998..............................................      17

Consolidated Statements of Income
  for the Years Ended June 30,
  1999, 1998 and 1997.................................................      18

Consolidated Statements of
  Stockholders' Equity for the
  Years Ended June 30, 1999, 1998
  and 1997............................................................      19

Consolidated Statements of Cash
  Flows for the Years Ended
  June 30, 1999, 1998 and 1997........................................      20

Notes to Consolidated Financial
  Statements, June 30, 1999, 1998 and 1997............................      21

Schedules:

      I.  Condensed Financial Information on
         Parent Company...............................................      32

      II. Valuation and Qualifying Accounts...........................      34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Napco Security Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Napco Security Systems, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

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




/s/ ARTHUR ANDERSEN LLP


Melville, New York
September 22, 1999

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1999 AND 1998


                                           ASSETS                                                  1999            1998
                                                                                                 --------        --------
                                                                                             (in thousands, except share data)
CURRENT ASSETS:
   Cash                                                                                          $  2,230        $  1,989
   Accounts receivable, less reserve for doubtful accounts of $887 and $755, respectively
                                                                                                   16,446          14,760
   Inventories                                                                                     21,495          25,438
   Prepaid expenses and other current assets                                                          809             674
   Deferred income taxes                                                                              716           1,292
                                                                                                 --------        --------
                  Total current assets                                                             41,696          44,153

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
   and amortization of approximately $12,316 and $11,055, respectively                             11,280          11,491

GOODWILL, net of accumulated amortization of approximately $1,256 and $1,149, respectively
                                                                                                    2,485           2,592

OTHER ASSETS                                                                                          326             327
                                                                                                 --------        --------
                                                                                                 $ 55,787        $ 58,563
                                                                                                 ========        ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                             $  1,433        $  1,667
   Accounts payable                                                                                 3,651           3,862
   Accrued expenses                                                                                   828           1,025
   Accrued salaries and wages                                                                         754             653
   Accrued income taxes                                                                               110           3,004
                                                                                                 --------        --------
                  Total current liabilities                                                         6,776          10,211

LONG-TERM DEBT                                                                                     17,241          18,644

DEFERRED INCOME TAXES                                                                                 442             875
                                                                                                 --------        --------
                  Total liabilities                                                                24,459          29,730
                                                                                                 --------        --------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 21,000,000 shares authorized;
     5,908,602 and 5,908,102 shares issued, respectively; 3,490,151 and
     3,489,651 shares
     outstanding, respectively                                                                         59              59
   Additional paid-in capital                                                                         751             749
   Retained earnings                                                                               34,967          32,474
   Less:  Treasury stock, at cost (2,418,451 shares)                                               (4,449)         (4,449)
                                                                                                 --------        --------
                  Total stockholders' equity                                                       31,328          28,833
                                                                                                 --------        --------
                                                                                                 $ 55,787        $ 58,563
                                                                                                 ========        ========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                        1999               1998               1997
                                                                    -----------        -----------        -----------
                                                                     (in thousands, except share and per share data)
NET SALES                                                           $    50,573        $    50,269        $    53,302

COST OF SALES                                                            38,514             38,484             40,524
                                                                    -----------        -----------        -----------

           Gross profit                                                  12,059             11,785             12,778

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             10,148              9,289              9,133
                                                                    -----------        -----------        -----------

           Operating income                                               1,911              2,496              3,645
                                                                    -----------        -----------        -----------

OTHER INCOME (EXPENSE):
   Interest expense, net                                                 (1,359)            (1,130)            (1,081)
   Other, net                                                                16                147               (320)
                                                                    -----------        -----------        -----------
                                                                         (1,343)              (983)            (1,401)
                                                                    -----------        -----------        -----------

           Income before (benefit) provision for income taxes               568              1,513              2,244

(BENEFIT) PROVISION FOR INCOME TAXES                                     (1,925)              (525)               605
                                                                    -----------        -----------        -----------

           Net income                                               $     2,493        $     2,038        $     1,639
                                                                    ===========        ===========        ===========

EARNINGS PER SHARE (Note 1):
   Basic                                                            $       .71        $       .48        $       .38
                                                                    ===========        ===========        ===========
   Diluted                                                          $       .71        $       .48        $       .37
                                                                    ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 1):
   Basic                                                              3,493,000          4,263,000          4,369,000
                                                                    ===========        ===========        ===========
   Diluted                                                            3,512,000          4,285,000          4,383,000
                                                                    ===========        ===========        ===========


              The accompanying notes are an integral part of these
                            consolidated statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                        (in thousands except share data)

                                                 Common Stock
                                           ------------------------
                                                                        Additional
                                            Number of                     Paid-in       Retained       Treasury
                                             Shares         Amount        Capital       Earnings         Stock           Total
                                           ---------      ---------      ---------      ---------      ---------       ---------
BALANCE AT JUNE 30, 1996                   5,896,602      $      59      $     719      $  28,797      $      (1)      $  29,574

   Exercise of employee stock options          2,000              -              5              -              -               5
   Net income                                      -              -              -          1,639              -           1,639
                                           ---------      ---------      ---------      ---------      ---------       ---------

BALANCE AT JUNE 30, 1997                   5,898,602             59            724         30,436             (1)         31,218

   Purchase of treasury stock                      -              -              -              -         (4,448)         (4,448)
   Exercise of employee stock options          9,500              -             25              -              -              25
   Net income                                      -              -              -          2,038              -           2,038
                                           ---------      ---------      ---------      ---------      ---------       ---------

BALANCE AT JUNE 30, 1998                   5,908,102             59            749         32,474         (4,449)         28,833

   Purchase of treasury stock                      -              -              -              -              -               -
   Exercise of employee stock options            500              -              2              -              -               2
   Net income                                      -              -              -          2,493              -           2,493
                                           ---------      ---------      ---------      ---------      ---------       ---------

BALANCE AT JUNE 30, 1999                   5,908,602      $      59      $     751      $  34,967      $  (4,449)      $  31,328
                                           =========      =========      =========      =========      =========       =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                                     1999          1998           1997
                                                                                   -------       -------       --------
                                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $ 2,493       $ 2,038       $  1,639
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities-
     Depreciation and amortization                                                   1,368         1,289          1,440
     Provision for doubtful accounts                                                   230            50             55
     Deferred income taxes                                                             143          (259)           (11)
     Changes in operating assets and liabilities resulting from increases and decreases in:
       Accounts receivable                                                          (1,916)         (873)          (233)
       Inventories                                                                   3,943           264            242
       Prepaid expenses and other current assets                                      (135)         (284)            99
       Other assets                                                                      1           109           (105)
       Accounts payable, accrued expenses, accrued salaries and wages and
         accrued income taxes                                                       (3,201)       (2,441)          (368)
                                                                                   -------       -------       --------
              Net cash provided by (used in) operating activities                    2,926          (107)         2,758
                                                                                   -------       -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                   (1,050)         (585)          (746)
                                                                                   -------       -------       --------
              Net cash used in investing activities                                 (1,050)         (585)          (746)
                                                                                   -------       -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable to bank                                                   -         2,500              -
   Principal payments on long-term debt                                             (1,637)         (900)       (13,400)
   Proceeds from long-term debt                                                          -         2,550         11,963
   Purchase of treasury stock                                                            -        (2,500)             -
   Proceeds from exercise of employee stock options                                      2            25              5
                                                                                   -------       -------       --------
              Net cash (used in) provided by financing activities                   (1,635)        1,675         (1,432)
                                                                                   -------       -------       --------

NET INCREASE IN CASH                                                                   241           983            580

CASH, beginning of year                                                              1,989         1,006            426
                                                                                   -------       -------       --------

CASH, end of year                                                                  $ 2,230       $ 1,989       $  1,006
                                                                                   =======       =======       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                   $ 1,301       $ 1,289       $  1,076
                                                                                   =======       =======       ========
   Income taxes paid                                                               $   259       $   108       $     35
                                                                                   =======       =======       ========

NON-CASH FINANCING ACTIVITIES:
   Issuance of note payable for purchase of treasury stock                            $  -       $ 1,948           $  -
                                                                                   =======       =======       ========


              The accompanying notes are an integral part of these
                            consolidated statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1999, 1998 AND 1997


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

Goodwill

Goodwill is being amortized on a straight-line basis over 35 years. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether it is recoverable. In the years ended June 30, 1999, 1998 and 1997, there were no adjustments to the carrying value of goodwill, other than the straight-line amortization.

Revenue Recognition

Revenue is recognized upon shipment of the Company's products to its customers. The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

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

In prior years, the Company did not provide for income taxes on the undistributed earnings of its Domestic International Sales Corporation ("DISC") subsidiary because it was the Company's intent to continue the subsidiary's qualification for tax deferral. Due to the shifting of manufacturing outside the U.S., management determined in fiscal 1995 that the DISC no longer qualified for continued tax deferral. As a result, previously deferred earnings of the DISC totaling $2,031,000 must be reported as taxable income over a ten-year period in the Company's tax returns, starting with the June 30, 1992 tax year.

The Company does not provide for income taxes on the undistributed earnings of its foreign subsidiary in the Dominican Republic because such earnings are reinvested abroad and it is the intention of management that such earnings will continue to be reinvested abroad. As of June 30, 1999 and 1998, approximately $19,369,000 and $19,085,000 in cumulative earnings of this foreign subsidiary are included in consolidated retained earnings.

Earnings Per Share

The Company accounts for Earnings Per Share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of income. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently-required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted.

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for net income is as follows:

                                     Net Income - Numerator           Shares - Denominator             Per Share Amounts
                                     ----------------------           --------------------             -----------------
                                   1999      1998       1997      1999       1998      1997       1999      1998       1997
                                   ----      ----       ----      ----       ----      ----       ----      ----       ----
Net income ..................     $2,493     $2,038     $1,639         --         --         --     $  --     $  --      $  --

Basic EPS
   Net income attributable to
     common stock ...........      2,493      2,038      1,639      3,493      4,263      4,369      0.71      0.48       0.38
                                  ------     ------     ------     ------     ------     ------     -----     -----     -----

Effect of Dilutive Securities
   Options ..................         --         --         --         19         22         14        --        --      (0.01)
                                  ------     ------     ------     ------     ------     ------     -----     -----      -----

Diluted EPS
   Net income attributable to
    common stock and assumed
    option exercises ........     $2,493     $2,038     $1,639      3,512      4,285      4,383     $  0.71   $   0.48   $  0.37
                                  ======     ======     ======    ======      ======     ======     =======   ========   =======

Options to purchase 10,620, 4,400 and 4,200 shares of common stock for the three years ended June 30, 1999, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods because their inclusion would be antidilutive. These options were still outstanding at the end of the respective periods.

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

Comprehensive Income

In the first quarter of 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or stockholders' equity. For the fiscal years ended 1999, 1998 and 1997, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

Segment Reporting

Effective June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The company has presented required geographical segment data in Note 11, and no additional segment data has been presented.

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 1999, management of the Company believes the carrying value of all financial instruments approximated fair value.

2.      INVENTORIES:

Inventories consist of the following:

                                            June 30,
                                            --------
                                        1999        1998
                                         (in thousands)
Component parts ..................     $10,093     $10,200
Work-in-process ..................       4,954       4,056
Finished products ................       6,448      11,182
                                       -------     -------
                                       $21,495     $25,438
                                       =======     =======

3.      PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                                  Depreciation/
                                              June 30,            amortization-
                                         1999         1998        annual rates
                                           (in thousands)

Land .............................     $   904     $   904     --
Building .........................       8,911       8,911     3%
Molds and dies ...................       3,180       2,819     20% to 33%
Furniture and fixtures ...........         964         912     10% to 20%
Machinery and equipment ..........       9,581       8,944     10% to 15%
Leasehold improvements ...........          56          56     Shorter of the lease
                                       -------     -------     term or life of asset
                                        23,596      22,546
Less: Accumulated depreciation and
  amortization ...................      12,316      11,055
                                       -------     -------
                                       $11,280     $11,491
                                       =======     =======


Depreciation and amortization expense on property, plant and equipment was approximately $1,261,000, $1,182,000 and $1,332,000 for the three years ended June 30, 1999, respectively.

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

During fiscal 1998, the Company continued to discuss the assessment with the IRS Appeals Office and in July 1998 received a revised audit report, that was subject to final government administrative approval, and which reduced the original assessment for the years covered by the IRS audit. The Company accepted the revised audit report and the final government approval was pending as of June 30, 1998. Accordingly, the Company determined that $900,000 of previously recorded reserves should be reversed through the 1998 income tax provision to reflect the expected final settlement with respect to this IRS audit.

In fiscal 1999, the Company received the final government approval on the IRS audit related to fiscal years 1986 through 1993. In addition, the IRS completed its audits of fiscal years 1994 through 1997. As a result of the favorable outcome from the audits, the Company reversed an additional $1,896,000 of previously recorded reserves through the income tax provision in fiscal 1999.

(Benefit) provision for income taxes consists of the following:

                                                    For the Years Ended June 30,
                                                   -------------------------------
                                                   1999           1998        1997
                                                   ----           ----        ----
                                                             (in thousands)
Taxes currently payable:
   Federal ..................................     $(2,271)     $  (210)     $   340
   State ....................................          (4)         (56)         120
                                                  -------      -------      -------
                                                   (2,275)        (266)         460

Taxes on DISC earnings and other ............        --           --            156
Deferred income tax (benefit) provision .....         350         (259)         (11)
                                                  -------      -------      -------
         (Benefit) provision for income taxes     $(1,925)     $  (525)     $   605
                                                  =======      =======      =======

The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows:

                                                            1999                     1998                     1997
                                                     --------------------    ---------------------     -------------------
                                                                   % of                      % of                   % of
                                                                  Pre-tax                  pre-tax                 pre-tax
                                                      Amount      Income      Amount        Income     Amount      Income
                                                                   (in thousands, except percentages)
Tax at Federal statutory rate ..................     $   193         34%      $   514        34.0%    $   763        34.0%
Increases (decreases) in taxes resulting from:
   State income taxes, net of Federal income tax
     benefit ...................................          (2)        (0.4)         38         2.5          96         4.3
   Amortization of non-deductible goodwill .....          36          6.3          36         2.4          36         1.6
   Non-taxable foreign source income ...........        (362)       (63.7)       (257)      (17.0)       (382)      (17.0)
   Adjustment to reflect IRS settlement ........      (1,896)      (333.8)       (900)      (59.5)         --          --
   Other, net ..................................         106         18.7          44         2.9          92         4.1
                                                     -------      -------     -------     -------     -------     -------
(Benefit) provision for income taxes ...........     $(1,925)      (338.9)%   $  (525)      (34.7)%   $   605        27.0%
                                                     =======      =======     =======     =======     =======     =======

Foreign income taxes are not provided on income generated by the Company's subsidiary in the Dominican Republic, as such income is presently exempt from domestic income tax.

Deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998 are as follows (in thousands):

                                                                            Deferred                   Net Deferred
                                         Deferred Tax Assets             Tax Liabilities         Tax Assets (Liabilities)
                                         -------------------             ---------------         ------------------------
                                         1999           1998           1999           1998           1999           1998
                                         ----           ----           ----           ----           ----           ----
   Current:
     Accounts receivable               $    255       $    314       $ -            $ -            $    255       $    314
     Inventories                            392            902         -              -                 392            902
     Accrued liabilities                     93            194         -              -                  93            194
     Other                                   15             29             39            147            (24)          (118)
                                       --------       --------       --------       --------       --------      ---------
                                            755          1,439             39            147            716          1,292
   Noncurrent:
     Fixed assets                        -              -                 442            875           (442)          (875)
                                       --------       --------       --------       --------       --------       --------
        Total deferred taxes           $    755       $  1,439       $    481       $  1,022       $    274       $    417
                                       ========       ========       ========       ========       ========       ========

As a result of the Company's U.S. operations generating income in each of the three years in the period ended June 30, 1999, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at June 30, 1999 and 1998. Accordingly, the Company has not reflected any valuation allowance against the deferred tax assets at June 30, 1999 and 1998. Furthermore, management believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

5. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                              June 30,
                                                                       ----------------------------
                                                                          1999             1998
                                                                           (in thousands)
       Revolving credit and term loan facility (a)                     $   14,513        $   14,513
       Notes payable (b)                                                    4,161             5,798
                                                                       ----------        ----------
                                                                           18,674            20,311
       Less: Current portion                                                1,433             1,667
                                                                       ----------        ----------
                                                                       $   17,241        $   18,644
                                                                       ==========        ==========

(a) On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and replaced the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. The revolving credit agreement and the letters of credit are secured by all the accounts receivable, inventory and certain other assets of Napco Security Systems, Inc., a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of two of the Company's subsidiaries. The revolving credit agreement bears interest at either the bank's prime rate (7.75% at June 30, 1999) or an alternate rate based on LIBOR as described in the agreement. As part of the debt restructuring, the Company retired the outstanding Industrial Revenue Bonds relating to the financing of the construction of the Company's Amityville, New York facility. The revolving credit agreement will expire in November 2000 and any outstanding borrowings are to be repaid on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 1999, the Company was in compliance with all of these financial covenants.

(b) In November 1991, a subsidiary of the Company entered into a $4,500,000 line of credit agreement with a bank in connection with the Company's international operations. The line is secured by a letter of credit from the Company's primary bank. Interest on amounts outstanding under this line is payable quarterly at a rate determined periodically based on a number of options available to the Company. The balance outstanding under the line as of December 31, 1994 automatically converted to a term loan payable in 20 equal quarterly installments commencing on that date. At June 30, 1999 and 1998, the amounts outstanding ($450,000 and $1,350,000, respectively) bore interest at rates of 5.57% and 6.19%, respectively. Under the terms of the agreement, all advances under the line must be used to pay for certain specified costs incurred by this subsidiary. In addition, the terms of the agreement limit, among other things, the amount of additional debt or liens that may be incurred and prohibit the payment of dividends by this subsidiary. In May 1997, the Company entered into an agreement with its primary bank to replace a previous $2,500,000 standby letter of credit agreement which expired in February 1997 with a new $2,500,000 standby letter of credit, as described above, for the purpose of providing additional collateral for the line of credit agreement.

     In connection with the stock purchase agreement described in Note 7, the Company entered into a term-loan facility in May 1998 with its primary bank for a $2,500,000 term loan. Under the terms of the note, the loan is to be repaid in 60 equal monthly installments of $41,667, plus interest at 7.94%, beginning on July 1, 1998.

     In addition, the Company issued a four-year term loan in the amount of $1,947,880 to its former president in connection with the stock purchase agreement. This note bears interest at 8% and calls for payments to begin in April 1999, with a final maturity June 2003.

Maturities of long-term debt are as follows (in thousands):

Year Ending June 30,

2000                                          $    1,433
2001                                              15,571
2002                                               1,116
2003                                                 554
                                            ------------
                                              $   18,674
                                            ============

6.      STOCK OPTIONS:

In November 1992, the stockholders approved a 10-year extension of the already existing 1982 Incentive Stock Option Plan (the "1992 Plan"). The 1992 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of approximately 815,000 shares of the Company's common stock to be acquired by the holders of such awards. Under the 1992 Plan, the Company may grant stock options, which are intended to qualify as incentive stock options ("ISOs"), to key employees, officers, and employee directors. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1992 Plan, stock options have been granted to employees and directors for terms of up to 5 years at an exercise price equal to the fair market on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 1999, 138,750 stock options granted to employees and directors were exercisable. The Company accounts for awards granted to employees, directors and key employees under APB Opinion No. 25, under which compensation cost is recognized for stock options granted at an exercise price less than the market value of the options on the grant date. Had compensation cost for all stock option grants in fiscal years 1999, 1998 and 1997 been determined consistent with SFAS No.
123, the Company's net income and earnings per share would have been:

                                                              1999             1998              1997
                                                              ----             ----              ----
                                                              (in thousands, except for per share data)
     NET INCOME:                  As reported               $   2,493        $   2,038          $   1,639
                                  Pro forma                     2,279            1,901              1,629

     BASIC EPS:                   As reported                 $ 0.71           $ 0.48           $   0.38
                                  Pro forma                     0.65             0.45               0.37

     DILUTED EPS:                 As reported                 $ 0.71           $ 0.48           $   0.37
                                  Pro forma                     0.65             0.44               0.37

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal year 1996.

The following table reflects activity under the plan for the years ended:

                                                                                      June 30,
                                                 -----------------------------------------------------------------------------
                                                         1999                        1998                        1997
                                                         ----                        ----                        ----
                                                              Weighted                    Weighted                    Weighted
                                                              Average                     Average                     Average
                                                              Exercise                    Exercise                    Exercise
                                                 Shares        Price         Shares        Price         Shares        Price
                                                 ------        -----         ------        -----         ------        -----

    Outstanding at beginning of year             236,250       $3.91          75,750      $3.08           76,000       $3.02
       Granted                                   251,600        3.12         209,000       4.11            3,250        3.59
       Exercised                                    (500)       3.88          (9,500)      2.61           (2,000)       2.25
       Forfeited                                 (35,500)       4.66         (34,500)      3.76                -        -
       Canceled/Lapsed                           (13,750)       4.28          (4,500)      2.97           (1,500)       2.25
                                                 --------       ----          ------                      ------        ----

    Outstanding at end of year                   438,100        3.39         236,250       3.91           75,750        3.08
                                                 =======                     =======                      ======
    Exercisable at end of year                   138,570        3.40          72,800       3.71           46,750        3.21
                                                 =======                      ======                      ======
    Weighted average fair value of options
       granted                                    $4.25                       $3.04                       $1.76

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                            1999               1998                1997
                                                            ----               ----                ----
       Risk-Free Interest Rates                            5.22%               6.10%              5.99%
       Expected Lives                                     5 years             5 years            5 years
       Expected Volatility                                  45%                 46%                47%
       Expected Dividend Yields                              0%                 0%                  0%

The following table summarizes information about stock options outstanding at June 30, 1999:

                                                         Options Outstanding                           Options Exercisable
                                        ------------------------------------------------------    ------------------------------
                                           Number               Weighted            Weighted         Number          Weighted
                                         Outstanding            Average             Average        Exercisable       Average
                                             at                Remaining            Exercise           at           Exercise
       Range of Exercise Prices            6/30/99          Contractual Life         Price           6/30/99          Price
       ------------------------            -------          ----------------         -----           -------          -----
     $   2.50      -   $  3.75              261,000               4.23               $2.97             72,350          $2.85
         3.76      -      5.63              177,100               3.23                4.00             66,220           4.00
                                            -------               ----                ----             ------           ----
         2.50      -      5.63              438,100               3.82                3.39            138,570           3.40
                                            =======               ====                ====            =======           ====

Effective October 1990, the Company established a non-employee stock option plan (the "1990 Plan") to encourage non-employee directors and consultants of the Company to invest in the Company's stock. The 1990 Plan provides for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 1990 Plan provides that the option price shall not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable at 20% per year and expire five years after the date of grant. The Company has adopted SFAS No. 123 to account for stock-based compensation awards granted to non-employee consultants, under which a compensation cost is recognized for the fair value of the options granted as of the date of grant. As of June 30, 1999, no shares have been granted under this plan.

7.      STOCK PURCHASE:

On May 28, 1998, the Company entered into a stock purchase agreement with its former president, which called for the purchase by the Company of all the shares of the Company's common stock held by the former president (889,576 shares) at a price of $5 per share, in connection with the former president's retirement . The agreement also contained a consulting and non-compete agreement for a period of ten years each. Upon closing, $2,500,000 of the purchase price was paid to the former president with the proceeds of the term loan discussed in Note 5 (b). The remaining purchase price is to be paid over a 4 year period according to the terms of a note issue to the former president. The common stock purchased is included in treasury stock as of June 30, 1999.

8.      401(k) PLAN:

The Company maintains a 401(k) plan covering all employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $54,000, $53,000 and $47,000 for the three years ended June 30, 1999, respectively.

9.      BUSINESS AND CREDIT CONCENTRATIONS:

The Company is engaged in one major line of business - the development, manufacture and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe and South America. Identifiable assets (net of intercompany receivables and payables) relating to the Company's foreign subsidiaries were approximately $22,720,000 and $18,780,000 at June 30, 1999 and 1998, respectively.

Export sales amounted to $10,713,000, $12,101,000 and $10,355,000 for the three years ended June 30, 1999, respectively.

At June 30, 1999, the Company had two customers (Customer A and B) with accounts receivable balances that aggregated 49% of the Company's accounts receivable. At June 30, 1998, the Company had two customers (Customer A and C) with accounts receivable balances that aggregated 36% of the Company's accounts receivable. The Company had one customer that accounted for 27%, 23% and 21% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. During the past three fiscal years no other customer represented more than 10% of the Company's net sales.

10.     COMMITMENTS AND CONTINGENCIES:

Leases

The Company is committed under various operating leases which do not extend beyond fiscal 2001. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows (in thousands):

               Year ending June 30,
               --------------------
                       2000                  $     371
                       2001                        165
                       2002                         70
                       2003                         45
                       Thereafter                   15

Rent expense totaled approximately $805,000, $866,000 and $736,000 for the three years ended June 30, 1999, respectively.

Land Lease

On April 26, 1993, one of the Company's foreign subsidiaries entered into a 99 year lease for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000, on which the Company's main production facility is located.

Letters of Credit

At June 30, 1999, the Company was committed for approximately $576,000 under open commercial letters of credit and steamship guarantees.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

11. SEGMENT DATA:

     As described in Note 1, effective June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." While the company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two geographic segments: (i) United States (ii) Foreign. The following represents selected consolidated financial information for the Company's segments for the fiscal years ended June 30, 1999, 1998 and 1997:


                                         1999       1998        1997
                                         ----       ----        ----
                                                (in thousands)
Sales to unaffiliated customers:
         United States                  $50,573     50,269      53,302
         Foreign (see Note 9)                 0          0           0

Identifiable assets:
         United States                   33,067     39,783      41,242
         Foreign                         22,720     18,780      16,002

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY

                            CONDENSED BALANCE SHEETS


                                                   As of June 30
                                                   -------------
ASSETS                                           1999         1998
------                                           ----         ----
                                                  (in thousands)

CASH ......................................     $ 1,452     $ 1,825

ACCOUNTS RECEIVABLE, net ..................      13,311      12,905

INVENTORIES ...............................       6,583      12,656

PREPAID EXPENSES AND OTHER CURRENT ASSETS .         489         533

DEFERRED INCOME TAXES .....................         716       1,292
                                                -------     -------

                  Total current assets ....      22,551      29,211

INVESTMENT IN SUBSIDIARIES, on equity basis      29,495      25,102

PROPERTY, PLANT AND EQUIPMENT, net ........       5,777       5,744

OTHER ASSETS ..............................         214         146
                                                -------     -------
                                                $58,037     $60,203
                                                =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES .......................     $ 5,665     $ 8,917

DUE TO SUBSIDIARIES .......................       3,361       3,384

LONG-TERM DEBT ............................      17,241      18,194

DEFERRED INCOME TAXES .....................         442         875
                                                -------     -------

                  Total liabilities .......      26,709      31,370

STOCKHOLDERS' EQUITY ......................      31,328      28,833
                                                -------     -------
                                                $58,037     $60,203
                                                =======     =======


        This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY

                         CONDENSED STATEMENTS OF INCOME


                                                                      For the Years Ended June 30,
                                                                   ---------------------------------
                                                                    1999          1998          1997
                                                                    ----          ----          ----
                                                                             (in thousands)

NET SALES ...................................................     $ 35,733      $ 41,610      $ 43,921

COST OF SALES ...............................................       26,325        32,022        33,733
                                                                  --------      --------      --------

           Gross profit .....................................        9,408         9,588        10,188

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ..................................................        7,741         7,934         7,826
                                                                  --------      --------      --------

           Operating income .................................        1,667         1,654         2,362

EQUITY IN EARNINGS OF SUBSIDIARIES ..........................          284           757         1,122

OTHER EXPENSE, net ..........................................       (1,383)         (898)       (1,240)
                                                                  --------      --------      --------

           Income before (benefit) provision for income taxes          568         1,513         2,244

(BENEFIT) PROVISION FOR INCOME TAXES ........................       (1,925)         (525)          605
                                                                  --------      --------      --------

           Net income .......................................     $  2,493      $  2,038      $  1,639
                                                                  ========      ========      ========


        This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)



                          Column A                                Column B         Column C           Column D           Column E
                          --------                                --------         --------           --------           --------

                                                                 Balance at       Charged to                             Balance
                                                                 Beginning        Costs and                             at End of
                         Description                             of Period         Expenses        Deductions (1)         Period
                         -----------                             ---------         --------        --------------         ------
For the year ended June 30, 1997:
   Allowance for doubtful accounts (deducted from accounts
     receivable)                                                   $   864         $    55           $   114              $   805
                                                                   =======         =======           =======              =======

For the year ended June 30, 1998:
   Allowance for doubtful accounts (deducted from accounts
     receivable)                                                   $   805         $    50           $   100              $   755
                                                                   =======         =======           =======              =======

For the year ended June 30, 1999:
   Allowance for doubtful accounts (deducted from accounts
     receivable)                                                   $   755         $   230           $    98              $   887
                                                                   =======         =======           =======              =======


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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the Company's definitive proxy statement for the 1999 annual meeting of stockholders which the Company intends to file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1999 fiscal year, and, accordingly, items 10, 11, 12 and 13 are omitted pursuant to General Instruction G(3).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.

(a)1.  Financial Statements

         The following consolidated financial statements of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                                                  Page
                                                                                                                  ----
         Report of Independent Public Accountants as of
         June 30, 1999 and 1998 and for each of the
         3 Years in the Period Ended June 30, 1999...............................................................   16

         Consolidated Balance Sheets as of
         June 30, 1999 and 1998..................................................................................   17

         Consolidated Statements of Income for the Years
         Ended June 30, 1999, 1998 and 1997......................................................................   18

         Consolidated Statements of Stockholders' Equity
         for the Years Ended June 30, 1999, 1998
         and 1997................................................................................................   19

         Consolidated Statements of Cash Flows for the
         Years Ended June 30, 1999, 1998 and 1997................................................................   20

         Notes to Consolidated Financial Statements,
         June 30, 1999, 1998 and 1997............................................................................   21

(a)2.  Financial Statement Schedules

         The following consolidated financial statement schedules of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

         I:   Condensed Financial Information
              on Parent Company..................................................................................   32

         II:  Valuation and Qualifying Accounts..................................................................   34

         Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(a)3 and (c).  Exhibits

Exhibit
  No.                        Title
  ---                        -----

Ex-3.(i)          Articles of Incorporation, as amended.................................  Exhibit 3a to Report on Form 10-K for
                                                                                          fiscal year ended June 30, 1988

Ex-3.(ii)         Amended and Restated By-Laws - August 9, 1999.........................  E-1



Ex-10.A           Amended and Restated 1992 Incentive
                  Stock Option Plan  ...................................................  E-17

Ex-10.B           1990 Non-Employee Stock Option Plan...................................  Exhibit 10c to
                                                                                          Report on Form
                                                                                          10-K for fiscal year
                                                                                          ended June 30, 1991

Ex-10.C           Defined Contribution Pension Plan
                  Basic Plan Document...................................................  Exhibit 10d to Report on Form 10-K for
                                                                                          fiscal year ended June 30, 1989

Ex-10.D           Defined Contribution Pension Plan
                  401(k) Profit Sharing Plan
                  Adoption Agreement....................................................  Exhibit 10e to Report on Form 10-K for
                                                                                          fiscal year ended June 30, 1989

Ex-10.E           Promissory Note dated as of November 8,
                  1991 between Citibank, N.A. and
                  the Company...........................................................  Exhibit 10-i
                                                                                          to Report on Form 10-K for fiscal year
                                                                                          ended June 30, 1992

Ex-10.F           Credit Agreement dated November 8,
                  1991 between N.S.S. Caribe S.A. and
                  Citibank, N.A.........................................................  Exhibit 10-j

Exhibit
  No.                        Title
  ---                        -----


                                                                                          to Report on Form 10-K for fiscal year
                                                                                          ended June 30, 1992

Ex-10.G           Construction Contract dated June 5,
                  1993..................................................................  Exhibit 10-l
                                                                                          to Report on Form 10-K for fiscal year
                                                                                          ended June 30, 1993

Ex-10.H           First Amendment dated as of November 5,
                  1993 to Credit Agreement dated as of
                  November 8, 1991 with Citibank, N.A...................................  Exhibit 10-0
                                                                                          to Report on Form 10-K for fiscal year
                                                                                          ended June 30, 1993

Ex-10.I           Loan and Security Agreement with
                  Marine Midland Bank dated as of
                  May 12, 1997..........................................................  Exhibit 10.I to Rpt. On Form 10K for
                                                                                          fiscal year ended June 30, 1997

Ex-10.J           Revolving Credit Note #1 to Marine
                  Midland Bank dated as of May 12, 1997.................................  Exhibit 10.J to
                                                                                          Report on Form 10-K for Fiscal year
                                                                                          ended June 30, 1997

Ex-10.K           Revolving Credit Note #2 to Marine
                  Midland Bank dated as of May 12, 1997.................................  Exhibit 10.K to
                                                                                          Report on Form 10-K for fiscal year
                                                                                          ended June 30, 1997

Ex-10.L           Promissory Note to Marine Midland Bank
                  dated as of May 12, 1997..............................................  Exhibit 10-L to
                                                                                          Report on Form 10-K for fiscal year
                                                                                          ended June 30, 1997

Ex-10.G           Construction Contract dated June 5,
                  1993..................................................................  Exhibit 10-l
                                                                                          to Report on Form 10-K for fiscal year
                                                                                          ended June 30, 1993

Ex-10.H           First Amendment dated as of November 5,
                  1993 to Credit Agreement dated as of
                  November 8, 1991 with Citibank, N.A...................................  Exhibit 10-0
                                                                                          to Report on Form 10-K for fiscal year
                                                                                          ended June 30, 1993

Ex-10.I           Loan and Security Agreement with
                  Marine Midland Bank dated as of
                  May 12, 1997..........................................................  Exhibit 10.I to Rpt. On Form 10K for
                                                                                          fiscal year ended June 30, 1997

Ex-10.J           Revolving Credit Note #1 to Marine
                  Midland Bank dated as of May 12, 1997.................................  Exhibit 10.J to
                                                                                          Report on Form 10-K for Fiscal year
                                                                                          ended June 30, 1997

Ex-10.K           Revolving Credit Note #2 to Marine
                  Midland Bank dated as of May 12, 1997.................................  Exhibit 10.K to
                                                                                          Report on Form 10-K for fiscal year
                                                                                          ended June 30, 1997

Ex-10.L           Promissory Note to Marine Midland Bank
                  dated as of May 12, 1997..............................................  Exhibit 10-L to
                                                                                          Report on Form 10-K for fiscal year
                                                                                          ended June 30, 1997


Ex-10.M           Amendment No. 1 to the Loan and Security
                  Agreement with Marine Midland Bank
                  dated as of May 28, 1998....................................            Exhibit 10-M to Report
                                                                                          in Form 10-K for
                                                                                          fiscal year ended
                                                                                          June 30, 1998.

Ex.-10.N          Term Loan Note to Marine Midland Bank dated as of
                  May 28, 1998................................................            Exhibit
                                                                                          10-N to Report
                                                                                          in Form 10-K for
                                                                                          fiscal year ended
                                                                                          June 30, 1998.

Ex-10.0           Promissory Note to Kenneth Rosenberg dated as of
                  May 28, 1998................................................            Exhibit 10-O to Report
                                                                                          in Form 10-K for
                                                                                          fiscal year ended
                                                                                          June 30, 1998.

Ex-10.P           Consulting Agreement with Kenneth Rosenberg
                  dated as of May 28, 1998.......................................         Exhibit 10-P to Report
                                                                                          in Form 10-K for
                                                                                          fiscal year ended
                                                                                          June 30, 1998.

Ex-10.Q           Employment Agreement with Richard Soloway ..........                    Exhibit 10.Q to Report
                                                                                          in Form 10-Q for
                                                                                          period ended
                                                                                          March 31, 1999.

Ex-10.R           Employment  Agreement with Jorge Hevia ...............                  Exhibit 10-R to Report
                                                                                          in Form 10-Q for
                                                                                          period ended
                                                                                          March 31, 1999.
Ex-10.S           Amendment No. 2 to the Loan and Security
                  Agreement with HSBC Bank
                  dated as of June 30, 1999............................................   E-26

Ex-10.T           Indemnification Agreement dated August 9, 1999 ......................   E-29

Ex-11             Computation of earnings per share ...................................   E-33

Ex-12             Computation of ratios ...............................................   E-34

Ex-21             Subsidiaries of the Registrant ......................................   E-35

Ex-23             Consent of Independent Public Accountants............................   E-36

Ex-27             Financial Data Schedule..............................................   E-37

         Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the registrant will be provided with copies of these exhibits upon written request to the Company.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 1999

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)


By: /s/ RICHARD SOLOWAY                                       By: /s/ KEVIN S. BUCHEL
        Richard Soloway                                               Kevin S. Buchel
        Chairman of the Board of                                      Senior Vice President of
        Directors, President and Secretary                            Operations and Finance and Treasurer
        (Principal Executive Officer)                                 (Principal Financial and
                                                                       Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

     Signature                                       Title                                  Date
     ---------                                       -----                                  ----
/s/ RICHARD SOLOWAY                            Chairman of the
-----------------------------                  Board of Directors                  September 28, 1999
    Richard Soloway


/s/  KEVIN S. BUCHEL
-----------------------------
     Kevin S. Buchel                           Director                            September 28, 1999


/s/ RANDY B. BLAUSTEIN
-----------------------------
    Randy B. Blaustein                         Director                            September 28, 1999


/s/ ANDREW J. WILDER
-----------------------------
    Andrew J. Wilder                           Director                            September 28, 1999

                                INDEX TO EXHIBITS

Ex-3(ii)          Amended and Restated By-Laws - August 9, 1999.......................................           E-1

Ex-10.A           Amended and Restated 1992 Incentive Stock Option Plan...............................          E-17

Ex-10.S           Amendment No. 2 to the Loan and Security Agreement with HSBC Bank
                  dated as of June 30, 1999...........................................................          E-26

Ex-10.T           Indemnification Agreement dated August 9, 1999......................................          E-29

Ex-11             Computation of earnings per share...................................................          E-33

Ex-12             Computation of ratios...............................................................          E-34

Ex-21             Subsidiaries of the Registrant......................................................          E-35

Ex-23             Consent of Independent Public Accountants...........................................          E-36

Ex-27             Financial Data Schedule.............................................................          E-37