Form 10-Q
period 1999-09-30
NAPCO SECURITY SYSTEMS INC
filed 1999-11-15
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------       SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
              ENDED: SEPTEMBER 30, 1999

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------- SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .


Commission File Number:              0-10004
                            ----------------------------------

                          NAPCO SECURITY SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                   11-2277818
------------------------------------      ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

     333 Bayview Avenue
     Amityville, New York                              11701
------------------------------------      -------------------------------------
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

               Yes      X                 No
                      ------                     ------

Number of shares outstanding of each of the issuer's classes of common stock, as of:            SEPTEMBER 30, 1999

                                COMMON STOCK, $.01 PAR VALUE PER SHARE                  3,495,351

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                               SEPTEMBER 30, 1999

                                                                                       Page
                                                                                       ----
PART I:  FINANCIAL INFORMATION (unaudited)

         Condensed Consolidated Balance Sheets,
         September 30, 1999 and June 30, 1999                                            3

         Condensed Consolidated Statements of Income for the Three
         Months Ended September 30, 1999 and 1998                                        4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended September 30, 1999 and 1998                                        5

         Notes to Condensed Consolidated Financial Statements                            6

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           8

PART II:  OTHER INFORMATION                                                             11

SIGNATURE PAGE                                                                          12

INDEX TO EXHIBITS                                                                       13

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                September 30,           June 30,
                                   ASSETS                                            1999                 1999
                                   ------                                       --------------        -------------
                                                                                 (in thousands, except share data)
Current Assets:
  Cash and cash equivalents                                                       $     1,688          $      2,230
  Accounts receivable, less allowance for doubtful accounts:
    September 30, 1999             $    897
    June 30, 1999                  $    887                                            14,410                16,446
  Inventories, net (Note 2)                                                            22,865                21,495
  Prepaid expenses and other current assets                                               538                   809
  Deferred income taxes, net                                                              716                   716
                                                                                --------------        --------------
    Total current assets                                                               40,217                41,696
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
    September 30, 1999             $ 12,631
    June 30, 1999                  $ 12,316                                            11,195                11,280
Goodwill, net                                                                           2,459                 2,485
Other Assets                                                                              313                   326
                                                                                --------------        --------------
                                                                                 $     54,184          $     55,787
                                                                                ==============        ==============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current Liabilities:
  Current portion of long-term debt                                              $      1,208          $      1,433
  Accounts payable                                                                      3,271                 3,651
  Accrued and other current liabilities                                                 1,257                 1,582
  Accrued taxes                                                                            19                   110
                                                                                --------------        --------------
    Total current liabilities                                                           5,755                 6,776
Long-Term Debt                                                                         17,042                17,241
Deferred Income Taxes                                                                     442                   442
                                                                                --------------        --------------
    Total liabilities                                                                  23,239                24,459

Stockholders' Equity:
  Common stock, par value $.01 per share; 21,000,000 shares authorized,
    5,908,602 shares issued; 3,495,351 and 3,490,151
    shares outstanding, respectively                                                       59                    59
  Additional paid-in capital                                                              764                   751
  Retained earnings                                                                    34,571                34,967
  Less: Treasury stock, at cost (2,418,451 shares)                                     (4,449)               (4,449)
                                                                                --------------        --------------
    Total stockholders' equity                                                         30,945                31,328
                                                                                --------------        --------------
                                                                                 $     54,184          $     55,787
                                                                                ==============        ==============

    See accompanying notes to Condensed consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                               Three Months Ended
                                                                                                 September 30,
                                                                                -----------------------------------------------
                                                                                    1999                              1998
                                                                                --------------                   --------------
                                                                                (in thousands, except share and per share data)

Net Sales                                                                        $     10,449                      $     11,090
Cost of Sales                                                                           7,858                             8,382
                                                                                --------------                    --------------
     Gross profit                                                                       2,591                             2,708
Selling, General and Administrative Expenses                                            2,719                             2,228
                                                                                --------------                    --------------
     Operating income (loss)                                                             (128)                              480
                                                                                --------------                    --------------
Interest Expense, net                                                                     321                               368
Other  Expense, net                                                                        32                                 5
                                                                                --------------                    --------------
                                                                                          353                               373
                                                                                --------------                    --------------
     Income (loss) before (benefit) for income taxes                                     (481)                              107
(Benefit) for Income Taxes                                                                (85)                             (165)
                                                                                --------------                    --------------
     Net income (loss)                                                           $       (396)                     $        272
                                                                                ==============                    ==============
Earnings (Loss) Per Share (Note 5):   Basic                                      $      (0.11)                     $       0.08
                                                                                ==============                    ==============
                                      Diluted                                    $      (0.11)                     $       0.08
                                                                                ==============                    ==============
Weighted Average Number of Shares Outstanding (Note 5):   Basic                     3,492,751                         3,489,901
                                                                                ==============                    ==============
                                                          Diluted                   3,492,751                         3,524,825
                                                                                ==============                    ==============


     See accompanying notes to Condensed consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                 Three Months Ended
                                                                                   September 30,
                                                                        ------------------------------------
                                                                            1999                  1998
                                                                        -------------        ---------------
                                                                                 (in thousands)
Net Cash Provided by Operating Activities                                $       112          $         790
                                                                        -------------        ---------------
Cash Flows from Investing Activities:
       Purchases of property, plant and equipment                               (230)                  (188)
                                                                        -------------        ---------------
              Net cash used in investing activities                             (230)                  (188)
                                                                        -------------        ---------------
Cash Flows from Financing Activities:
       Proceeds from long-term debt borrowings                                     -                      -
       Principal payments on long-term debt                                     (424)                  (350)
                                                                        -------------        ---------------
              Net cash (used in) financing activities                           (424)                  (350)
                                                                        -------------        ---------------
Net Increase (Decrease) in Cash and Cash Equivalents                            (542)                   252
Cash and Cash Equivalents at Beginning of Period                               2,230                  1,989
                                                                        -------------        ---------------
Cash and Cash Equivalents at End of Period                               $     1,688          $       2,241
                                                                        =============        ===============
Cash Paid During the Period for:
       Interest                                                          $       315          $         335
                                                                        =============        ===============
       Income taxes                                                      $         6          $         242
                                                                        =============        ===============



     See accompanying notes to Condensed consolidated Financial Statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)           Summary of Significant Accounting Policies and Other Disclosures

              The information for the nine months ended September 30, 1999 and 1998 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

              The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)           Inventories

              Inventories consist of:                                    September 30,        June 30,
                                                                            1999                1999
                                                                         -------------     -------------
                                                                                  (in thousands)
                                            Component parts               $    10,736       $    10,093
                                            Work-in-process                     5,270             4,954
                                            Finished products                   6,859             6,448
                                                                         -------------     -------------
                                                                          $    22,865       $    21,495
                                                                         =============     =============

3.)           Property, Plant and Equipment

              Property, Plant and Equipment consists of:                                        September 30,          June 30,
                                                                                                    1999                 1999
                                                                                              ----------------       -------------
                                                                                                           (in thousands)
                                            Land                                               $          904         $       904
                                            Building                                                    8,911               8,911
                                            Molds and dies                                              3,251               3,180
                                            Furniture and fixtures                                        971                 964
                                            Machinery and equipment                                     9,733               9,581
                                            Building improvements                                          56                  56
                                                                                              ----------------       -------------
                                                                                                       23,826              23,596
                                            Less: Accumulated depreciation and amortization            12,631              12,316
                                                                                              ----------------       -------------
                                                                                               $       11,195         $    11,280
                                                                                              ================       =============


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

              During fiscal 1998, the Company continued to discuss the assessment with the IRS Appeals Office and in July 1998 received a revised audit report, which was subject to final government administrative approval, and which reduced the original assessment for the years covered by the IRS audit. The Company accepted the revised audit report and the final government approval was pending as of June 30, 1998. Accordingly, the Company determined that $900,000 of previously recorded reserves should be reversed through the 1998 income tax provision to reflect the expected final settlement with respect to the IRS audit.

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

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.)           Net Income Per Common Share

              The Company adopted Statement of Financial Accounting standards ("SFAS") No. 128 "Earnings per share". In accordance with SFAS No. 128, net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net income per share amounts for the same prior-year periods have been restated to conform to the provisions of SFAS No. 128.

              A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:

                                                                             Three Months Ended
                                                                             September 30, 1999
                                                                      (in thousands, except per share data)
                                                            ------------------------------------------------------
                                                             Net Income             Shares              Per Share
                                                             (numerator)         (denominator)           Amounts

              Net income (loss)                                $(396)                  -                    -
                                                               -------
              BASIC EPS
              ---------
              Net income (loss) attributable to
                 common stock                                  $(396)                3,493               $(0.11)
                                                               -------
              EFFECT OF DILUTIVE SECURITIES
              -----------------------------
               Options                                            -                    -                    -
                                                                 ----                 ----                 ----
              DILUTED EPS
              -----------
              Net income (loss) attributable to
                 common stock and assumed
                 option exercises                              $(396)                3,493               $(0.11)
                                                               -------               ======              =======


      Options to purchase 173,820 shares of common stock in the three months ended September 30, 1999 were not included in the computation of diluted EPS because the exercise prices of 89,370 of the options exceeded the average market price of the common shares for this period and the inclusion of the remaining 84,450 options would have been anti-dilutive. . These options were still outstanding at the end of the period.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

Sales for the three months ended September 30, 1999 decreased by $641,000 to $10,449,000 as compared to $11,090,000 for the same period a year ago. This change was primarily a result of the Company's reduction of volume incentives to its customers as partially offset by the increase in sales of the Company's Alarm Lock product line.

The Company's gross profit for the three months ended September 30, 1999 decreased by $117,000 to $2,591,000 or 24.8% of sales as compared to $2,708,000 or 24.4% of sales for the same period a year ago. The decrease in gross profit was due primarily to the lower sales as discussed above. The increase in gross profit as a percentage of sales was primarily due to a reduction of product costs and volume incentives and a positive shift in product mix.

Selling, general and administrative expenses for the three months ended September 30, 1999 increased by $491,000 to $2,719,000 as compared to $2,228,000 a year ago. This increase was due primarily to the Company's increased selling and marketing efforts in the rollout of its new products.

Interest and other expense for the three months ended September 30, 1999 decreased by $20,000 to $353,000 from $373,000 for the same period a year ago. This decrease in expense was primarily due to the continuing reduction in the Company's outstanding debt.

The benefit for income taxes for the three months ended September 30, 1999 decreased by $80,000 to a benefit of $85,000 as compared to a benefit of $165,000 for the same period a year ago. The current period benefit relates to the current period results; the decrease in the benefit for income taxes in the current period is primarily due to the reversal of reserves in the same period a year ago that did not recur in the current quarter.

Net income decreased by $668,000 to a loss of $396,000 or $(.11) per share for the three months ended September 30, 1999 as compared to income of $272,000 or $.08 per share for the same period a year ago. The change in net income was due primarily to the factors discussed above.


Liquidity and Capital Resources

During the three months ended September 30, 1999 the Company utilized virtually all of its cash generated from operations and a portion of its cash on hand to reduce its outstanding borrowings and to purchase property and equipment. This resulted in a decrease in outstanding debt to $18,250,000 at September 30, 1999 from $18,674,000 at June 30, 1999 while cash and cash equivalents decreased to $1,688,000 as of September 30, 1999 as compared to $2,230,000 at June 30, 1999.

Accounts Receivable at September 30, 1999 decreased $2,036,000 to $14,410,000 as compared to $16,446,000 at June 30, 1999. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1999 as compared to the quarter ended September 30, 1999.

Inventory at September 30, 1999 increased by $1,370,000 to $22,865,000 as compared to $21,495,000 at June 30, 1999. This increase was primarily the result of the Company increasing production of certain of its existing products as well as preparing for the rollout of several new products later in the fiscal year.

In May of 1998 the Company repurchased 889,576 shares of Napco common stock for $5.00 per share from one of its co-founders. $2.5 million was paid at closing with the balance of the purchase price to be paid over a four (4) year period. The portion of the purchase price paid at closing was financed by the Company's primary bank and is to be repaid over a five (5) year period.

On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and replaced the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. These agreements replaced the existing $11,000,000 and $2,000,000 credit agreements with another bank. The Company restructured its debt to allow for future growth and expansion as well as to obtain terms more favorable to the Company. As part of the debt restructuring, the Company retired the outstanding Industrial Revenue Bonds relating to the financing of the Company's Amityville facility. The revolving credit agreement will expire in November, 2000 and any outstanding borrowings are to be repaid on or before that time.

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

The Company has entered into an employment agreement with Michael Carrieri, Vice President of Engineering Development (see Exhibit 10(U)).

As of September 30, 1999 the Company had no material commitments for capital expenditures.


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

Quantitative and Qualitative Disclosures About Market Risk

The Company's principle financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At September 30, 1999 an aggregate amount of approximately $15,000,000 was outstanding under this credit facility with a weighted average interest rate of 6.8%. If principal amounts outstanding under this facility remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $187,500 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Forward-looking Statements

This quarterly report, other than historical financial information, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Item 1 of the Company's annual report on Form 10-K for the year ended June 30, 1999. These include risks and uncertainties relating to competition and technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.

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

          During fiscal 1998, the Company continued to discuss the assessment with the IRS Appeals Office and in July 1998 received a revised audit report, which was subject to final government administrative approval, and which reduced the original assessment for the years covered by the IRS audit. The Company accepted the revised audit report and the final government approval was pending as of June 30, 1998. Accordingly, the Company determined that $900,000 of previously recorded reserves should be reversed through the 1998 income tax provision to reflect the expected final settlement with respect to the IRS audit.

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

                      None

Item 5.   Other Information

                      None

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          10(U) Employment agreement with Michael Carrieri
          27   Financial Data Schedule

      (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 1999

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

                               INDEX TO EXHIBITS


Exhibits

10(U)         Employment Agreement with Michael Carrieri

27            Financial Data Schedule