Form 10-Q
period 1999-12-31
NAPCO SECURITY SYSTEMS INC
filed 2000-02-11
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:    DECEMBER 31, 1999

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
      _______________ .

Commission File Number:         0-10004
                        ---------------------------

                          NAPCO SECURITY SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                      11-2277818
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

     333 Bayview Avenue
     Amityville, New York                                    11701
------------------------------                           ---------------
                                                           (Zip Code)
                                 (516) 842-9400
               ---------------------------------------------------
               (Registrant's telephone number including area code)

                                      NONE
               ---------------------------------------------------
               (Former name, former address and former fiscal year if changed from last report)

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

Number of shares outstanding of each of the issuer's classes of common stock
as of:                DECEMBER 31, 1999

COMMON STOCK, $.01 PAR VALUE PER SHARE            3,495,351

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                DECEMBER 31, 1999

                                                                                       Page
                                                                                       ----

PART I:  FINANCIAL INFORMATION (unaudited)

      Condensed Consolidated Balance Sheets,
      December 31, 1999 and June 30, 1999                                                3

      Condensed Consolidated Statements of Income for the Three
      Months Ended December 31, 1999 and 1998                                            4

      Condensed Consolidated Statements of Income for the Six
      Months Ended December 31, 1999 and 1998                                            5

      Condensed Consolidated Statements of Cash Flows for the Six
      Months Ended December 31, 1999 and 1998                                            6

      Notes to Condensed Consolidated Financial Statements                               7

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                              9

PART II: OTHER INFORMATION                                                              11

SIGNATURE PAGE                                                                          12

INDEX TO EXHIBITS                                                                       13

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                           December 31,             June 30,
                                     ASSETS                                                    1999                   1999
                                     ------                                              -----------------      ------------------
Current Assets:                                                                              (in thousands, except share data)
      Cash and cash equivalents                                                                   $ 1,643                 $ 2,230
      Accounts receivable, less allowance for doubtful accounts:
           December 31, 1999      $          886
           June 30, 1999          $          887                                                   12,994                  16,446
      Inventories, net (Note 2)                                                                    23,895                  21,495
      Prepaid expenses and other current assets                                                     1,041                     809
      Deferred income taxes, net                                                                      716                     716
                                                                                         -----------------      ------------------
           Total current assets                                                                    40,289                  41,696
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
           December 31, 1999      $       12,958
           June 30, 1999          $       12,316                                                   11,110                  11,280
Goodwill, net                                                                                       2,432                   2,485
Other Assets                                                                                          312                     326
                                                                                         -----------------      ------------------
                                                                                                 $ 54,143                $ 55,787
                                                                                         =================      ==================
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------
Current Liabilities:
      Current portion of long-term debt                                                           $ 1,047                 $ 1,433
      Accounts payable                                                                              3,611                   3,651
      Accrued and other current liabilities                                                         1,228                   1,582
      Accrued taxes                                                                                     -                     110
                                                                                         -----------------      ------------------
           Total current liabilities                                                                5,886                   6,776
Long-Term Debt                                                                                     16,723                  17,241
Deferred Income Taxes                                                                                 442                     442
                                                                                         -----------------      ------------------
           Total liabilities                                                                       23,051                  24,459
Stockholders' Equity:
      Common stock, par value $.01 per share; 21,000,000 shares authorized;
           5,913,802 and 5,908,602 shares issued, respectively;
           3,495,351 and 3,490,151 shares outstanding, respectively                                    59                      59
      Additional paid-in capital                                                                      766                     751
      Retained earnings                                                                            34,716                  34,967
      Less: Treasury stock, at cost (2,418,451 shares)                                             (4,449)                 (4,449)
                                                                                         -----------------      ------------------
           Total stockholders' equity                                                              31,092                  31,328
                                                                                         -----------------      ------------------
                                                                                                 $ 54,143                $ 55,787
                                                                                         =================      ==================

     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)



                                                                                   Three Months Ended
                                                                                       December 31,
                                                                       -----------------------------------------
                                                                              1999                   1998
                                                                       -----------------        ----------------
                                                                      (in thousands, except share and per share data)
Net Sales                                                                  $    12,214             $    10,860
Cost of Sales                                                                    9,171                   8,259
                                                                           -----------             -----------
           Gross profit                                                          3,043                   2,601
Selling, General and Administrative Expenses                                     2,541                   2,495
                                                                           -----------             -----------
           Operating income                                                        502                     106
                                                                           -----------             -----------
Interest Expense, net                                                              333                     352
Other (Income) Expense, net                                                         (2)                     18
                                                                           -----------             -----------
                                                                                   331                     370
                                                                           -----------             -----------
           Income (loss) before provision (benefit) for income taxes               171                    (264)
Provision (benefit) for Income Taxes                                                26                    (396)
                                                                           -----------             -----------
           Net income                                                      $       145             $       132
                                                                           ===========             ===========
Earnings Per Share (Note 5):     Basic                                     $      0.04             $      0.04
                                                                           ===========             ===========
                                 Diluted                                   $      0.04             $      0.04
                                                                           ===========             ===========
Weighted Average Number of Shares Outstanding (Note 5):   Basic              3,495,351               3,490,151
                                                                           ===========             ===========
                                                          Diluted            3,505,482               3,589,231
                                                                           ===========             ===========







     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)



                                                                                      Six Months Ended
                                                                                        December 31,
                                                                        -----------------------------------------
                                                                                 1999                   1998
                                                                        -----------------      ------------------
                                                                      (in thousands, except share and per share data)
Net Sales                                                               $    22,663                     $    21,950
Cost of Sales                                                                17,029                          16,641
                                                                        -----------                     -----------
           Gross profit                                                       5,634                           5,309
Selling, General and Administrative Expenses                                  5,260                           4,723
                                                                        -----------                     -----------
           Operating income                                                     374                             586
                                                                        -----------                     -----------
Interest Expense, net                                                           654                             720
Other  Expense, net                                                              30                              23
                                                                        -----------                     -----------
                                                                                684                             743
                                                                        -----------                     -----------
           Income (loss) before (benefit) for income taxes                     (310)                           (157)
(Benefit) for Income Taxes                                                      (59)                           (561)
                                                                        -----------                     -----------
           Net income                                                   $      (251)                    $       404
                                                                        ===========                     ===========
Earnings Per Share (Note 5):     Basic                                  $     (0.07)                    $      0.12
                                                                        ===========                     ===========
                                 Diluted                                $     (0.07)                    $      0.11
                                                                        ===========                     ===========
Weighted Average Number of Shares Outstanding (Note 5):   Basic           3,493,618                       3,489,901
                                                                        ===========                     ===========
                                                          Diluted         3,493,618                       3,667,169
                                                                        ===========                     ===========







     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                Six Months Ended
                                                                  December 31,
                                                           ---------------------------
                                                             1999                1998
                                                           -------             -------
                                                                 (in thousands)
Net Cash Provided by Operating Activities                  $   789             $ 1,104
                                                           -------             -------
Cash Flows from Investing Activities:
      Purchases of property, plant and equipment              (472)               (492)
                                                           -------             -------
           Net cash used in investing activities              (472)               (492)
                                                           -------             -------
Cash Flows from Financing Activities:
      Proceeds from long-term debt borrowings                    -                   -
      Principal payments on long-term debt                    (904)               (700)
                                                           -------             -------
           Net cash used in financing activities              (904)               (700)
                                                           -------             -------
Net (Decrease) in Cash and Cash Equivalents                   (587)                (88)
Cash and Cash Equivalents at Beginning of Period             2,230               1,989
                                                           -------             -------
Cash and Cash Equivalents at End of Period                 $ 1,643             $ 1,901
                                                           =======             =======

Cash Paid During the Period for:
      Interest                                             $   725             $   657
                                                           =======             =======
      Income taxes                                         $   129             $   246
                                                           =======             =======


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)   Summary of Significant Accounting Policies and Other Disclosures

      The information for the six months ended December 31, 1999 and 1998 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

      The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)   Inventories

      Inventories consist of:                                                               December 31,             June 30,
                                                                                               1999                   1999
                                                                                         -----------------      ------------------
                                                                                                     (in thousands)
                                 Component parts                                          $        11,220        $         10,093
                                 Work-in-process                                                    5,507                   4,954
                                 Finished products                                                  7,168                   6,448
                                                                                         -----------------      ------------------
                                                                                          $        23,895        $         21,495
                                                                                         =================      ==================

3.)   Property, Plant and Equipment

      Property, Plant and Equipment consists of:                                  December 31,              June 30,
                                                                                     1999                    1999
                                                                               ------------------      ------------------
                                                                                              (in thousands)
                        Land                                                     $           904         $           904
                        Building                                                           8,911                   8,911
                        Molds and dies                                                     3,323                   3,180
                        Furniture and fixtures                                             1,017                     964
                        Machinery and equipment                                            9,857                   9,581
                        Building improvements                                                 56                      56
                                                                               ------------------      ------------------
                                                                                          24,068                  23,596
                        Less: Accumulated depreciation and amortization                   12,958                  12,316
                                                                               ------------------      ------------------
                                                                                 $        11,110         $        11,280
                                                                               ==================      ==================

4.)   Income Taxes

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

5.)   Net Income (Loss) Per Common Share

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

      A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:

                                                            Three Months Ended
                                                            December 31, 1999
                                                    (in thousands, except per share data)
                                         -------------------------------------------------------
                                          Net Income                 Shares          Per Share
                                          (numerator)             (denominator)       Amounts
                                          -----------             -------------       -------
     Net income                              $145                         -               -
                                             ----

      Basic EPS
      ---------
      Net income attributable to
         common stock                        $145                     3,495           $0.04
                                             ----

      Effect of dilutive securities
      -----------------------------
       Options                                  -                        10            0.00
                                             ----                      ----            ----

      Diluted EPS
      -----------
      Net income attributable to
         common stock and assumed
         option exercises                    $145                     3,505           $0.04
                                             ----                     =====           =====

                                                         Six Months Ended
                                                         December 31, 1999
                                                 (in thousands, except per share data)
                                         -------------------------------------------------------
                                          Net Income                 Shares          Per Share
                                          (numerator)             (denominator)       Amounts
                                          -----------             -------------       -------
      Net income                            $(251)                      -                -
                                            ------

      Basic EPS
      ---------
      Net income attributable to
         common stock                       $(251)                    3,494          $(0.07)
                                            ------

      Effect of dilutive securities
      -----------------------------
       Options                                 -                        -              0.00
                                             ----                     ----             ----

      Diluted EPS
      -----------
      Net income attributable to
         common stock and assumed
         option exercises                   $(251)                    3,494          $(0.07)
                                            ------                    =====           =====

Options to purchase 93,440 shares of common stock in the three and six months ended December 31, 1999 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. Options to purchase 13,206 shares in the six months were not included in the computation of diluted EPS because they are anti-dilutive. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the six months ended December 31, 1999 increased by 3% to $22,663,000 as compared to $21,950,000 for the same period a year ago. For the quarter ended December 31, 1999 net sales increased by 12% to $12,214,000 from $10,860,000 for the same period in fiscal 1999. The increase in net sales for the three and six months ended December 31, 1999 was primarily attributable to the increase in sales volume of the Company's security panel and motion detector product lines and in the Company's line of locking devices as well as the return to normal levels of sales to one of the Company's customers after their acquisition of another company in fiscal 1999. In anticipation of this acquisition, this customer had reduced its purchases of the Company's products during the first two quarters of fiscal 1999.

The Company's gross margin for the six months ended December 31, 1999 increased by $325,000 to $5,634,000 or 24.9% of sales as compared to $5,309,000 or 24.2%
of sales for the same period a year ago. Gross margin for the three months ended December 31, 1999 was $3,043,000 or 24.9% of sales as compared to $2,601,000 or 24.0% of sales for the same period a year ago. These increases were primarily due to the increased sales as discussed above as well as increased efficiencies in the procurement of component parts.

Selling, general and administrative expenses for the six months ended December 31, 1999 increased by $537,000 to $5,260,000 as compared to $4,723,000 a year ago. For the three months ended December 31, 1999 selling, general and administrative expenses remained relatively constant at $2,541,000 as compared to $2,495,000 for the same period a year ago. The increase in the six months primarily related to the Company's increased selling and marketing efforts in the first quarter of fiscal 2000 relating to the rollout of its new products.

Interest and other expense for the six months ended December 31, 1999 decreased by $59,000 to $684,000 from $743,000 for the same period a year ago. For the three months ended December 31, 1999 interest and other expenses decreased by $39,000 to $331,000 from $370,000 for the same period in fiscal 1999. These decreases were primarily due to the Company's continuing reduction in its outstanding debt.

Provision for income taxes for the six months ended December 31, 1999 was a benefit of $59,000 as compared to a benefit of $561,000 for the same period a year ago. For the three months ended December 31, 1999 provision for income taxes was $26,000 as compared to a benefit of $396,000 for the same period a year ago. These increases were primarily due to the favorable effect in fiscal 1999 of the reversal of previously recorded reserves no longer required with respect to IRS audits of fiscal years 1986 through 1997.

Net income decreased by $655,000 to a loss of $251,000 or $.07 per share for the six months ended December 31, 1999 as compared to net income of $404,000 or $.11 per share for the same period a year ago. For the three months ended December 31, 1999 net income remained relatively constant at $145,000 or $.04 per share as compared to $132,000 or $.04 per share for the same period in fiscal 1999. However, compared to the three and six months ended December 31, 1999, net income in the same periods a year ago included a significant benefit for income taxes as discussed above. These changes in net income were also primarily due to the other items discussed above.

Liquidity and Capital Resources

During the six months ended December 31, 1999 the Company utilized all of its cash generated from operations and a portion of its cash on hand to reduce its outstanding borrowings, purchase property and equipment and additional inventory as discussed below. The Company reduced its outstanding debt to $17,770,000 at December 31, 1999 from $18,674,000 at June 30, 1999 while cash and cash equivalents decreased to $1,643,000 from $2,230,000 over the same period.

Accounts Receivable at December 31, 1999 decreased $3,452,000 to $12,994,000 as compared to $16,446,000 at June 30, 1999. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1999 as compared to the quarter ended December 31, 1999.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Inventory at December 31, 1999 increased by $2,400,000 to $23,895,000 as compared to $21,495,000 at June 30, 1999. This increase was primarily the result of the Company increasing production of certain of its existing products as well as preparing for the rollout of several new products during the fiscal year.

In May of 1998 the Company repurchased 889,576 shares of Napco common stock for $5.00 per share from one of its co-founders. $2.5 million was paid at closing with the balance of the purchase price to be paid over a four (4) year period. The portion of the purchase price paid at closing was financed by the Company's primary bank and is to be repaid over a five (5) year period.

The Company's bank debt consists of a $16,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit. The revolving credit agreement was amended to expire in May 2001 and any outstanding borrowings are to be repaid on or before that time.

On April 26, 1993 the Company's foreign subsidiary entered into a 99 year lease of approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000. The foreign subsidiary relocated its operations to this site at the end of fiscal 1995.

As of December 31, 1999 the Company had no material commitments for capital expenditures.

Year 2000 Date Conversion

To date, the Company has not experienced any failures or disruptions in its internal operating systems, in its products or in the services provided by its vendors and suppliers. It is possible that the Company's computerized systems could be affected in the future by the Year 2000 issue. The Company has not incurred any significant expenses relating to the Year 2000 issue.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company's principle financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At December 31, 1999 an aggregate amount of approximately $15,000,000 was outstanding under this credit facility with a weighted average interest rate of 6.8%. If principal amounts outstanding under this facility remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $187,500 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

                           PART II: OTHER INFORMATION

Item 1  Legal Proceedings

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

Item 2  Changes in Securities

            None

Item 3  Defaults Upon Senior Securities

            None

Item 4  Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of the stockholders of the Company (the "Annual Meeting") was held on December 9, 1999.

        (b) At the Annual Meeting, Andrew J. Wilder was re-elected as director through 2002.

Item 5  Other Information

            None

Item 6  Exhibits and Reports on Form 8-K

        (a)     Exhibits

                22      Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 11, 2000

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)



   By: /s/  Richard Soloway
      -----------------------
      Richard Soloway
      Chairman of the Board of Directors,
       President and Secretary
      (Principal Executive Officer)


   By: /s/  Kevin S. Buchel
      -----------------------
      Kevin S. Buchel
      Senior Vice President of Operations
       and Finance and Treasurer
      (Principal Financial and Accounting
       Officer)

                                INDEX TO EXHIBITS

Exhibits

22    Financial Data Schedule