Form 10-Q
period 2000-03-31
NAPCO SECURITY SYSTEMS INC
filed 2000-05-15
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

                         Yes X                No_____

    Number of shares outstanding of each of the issuer's classes
    of common stock, as of:                                       MARCH 31, 2000
                COMMON STOCK, $.01 PAR VALUE PER SHARE              3,496,351

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX
                                 MARCH 31, 2000
                                                                            Page
PART I:  FINANCIAL INFORMATION (unaudited)
            Condensed Consolidated Balance Sheets,
            March 31, 2000 and June 30, 1999                                   3
            Condensed Consolidated Statements of Income for the Three
            Months Ended March 31, 2000 and 1999                               4
            Condensed Consolidated Statements of Income for the Nine
            Months Ended March 31, 2000 and 1999                               5
            Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 2000 and 1999                               6
            Notes to Condensed Consolidated Financial Statements               7
            Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              9
PART II:  OTHER INFORMATION                                                   11
SIGNATURE PAGE                                                                12
INDEX TO EXHIBITS                                                             13

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                              March 31,       June 30,
                             ASSETS                                                             2000            1999
                                                                                              --------        --------
                                                                                          (in thousands, except share data)
Current Assets:
       Cash and cash equivalents                                                              $  1,488        $  2,230
       Accounts receivable, less allowance for doubtful accounts:
            March 31, 2000         $   650
            June 30, 1999          $   887                                                      14,589          16,446
       Inventories, net (Note 2)                                                                23,020          21,495
       Prepaid expenses and other current assets                                                   761             809
       Deferred income taxes, net                                                                  716             716
                                                                                              --------        --------
            Total current assets                                                                40,574          41,696
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
            March 31, 2000         $13,314
            June 30, 1999          $12,316                                                      11,169          11,280
Goodwill, net                                                                                    2,405           2,485
Other Assets                                                                                       297             326
                                                                                              --------        --------
                                                                                              $ 54,445        $ 55,787
                                                                                              ========        ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                                                      $  1,058        $  1,433
       Accounts payable                                                                          3,527           3,651
       Accrued and other current liabilities                                                     1,335           1,582
       Accrued taxes                                                                                20             110
                                                                                              --------        --------
            Total current liabilities                                                            5,940           6,776
Long-Term Debt                                                                                  16,454          17,241
Deferred Income Taxes                                                                              442             442
                                                                                              --------        --------
            Total liabilities                                                                   22,836          24,459
Stockholders' Equity:
       Common stock, par value $.01 per share; 21,000,000 shares
            authorized, 5,914,802 and 5,908,602 shares issued;  3,496,351 and 3,490,151
            shares outstanding, respectively                                                        59              59
       Additional paid-in capital                                                                  766             751
       Retained earnings                                                                        35,233          34,967
       Less: Treasury stock, at cost (2,418,451 shares)                                         (4,449)         (4,449)
                                                                                              --------        --------
            Total stockholders' equity                                                          31,609          31,328
                                                                                              --------        --------
                                                                                              $ 54,445        $ 55,787
                                                                                              ========        ========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            -----------------------------
                                                                               2000              1999
                                                                            -----------       -----------
                                                                   (in thousands, except share and per share data)
Net Sales                                                                   $    14,085       $    11,672
Cost of Sales                                                                    10,479             8,950
                                                                            -----------       -----------
            Gross profit                                                          3,606             2,722
Selling, General and Administrative Expenses                                      2,610             3,247
                                                                            -----------       -----------
            Operating income                                                        996              (525)
                                                                            -----------       -----------
Interest Expense, net                                                               337               327
Other  Expense, net                                                                  15               150
                                                                            -----------       -----------
                                                                                    352               477
                                                                            -----------       -----------
            Income (loss) before provision (benefit) for income taxes               644            (1,002)
Provision (benefit) for Income Taxes                                                127            (1,345)
                                                                            -----------       -----------
            Net income                                                      $       517       $       343
                                                                            ===========       ===========
Earnings Per Share (Note 5): Basic                                          $      0.15       $      0.10
                                                                            ===========       ===========
                             Diluted                                        $      0.15       $      0.10
                                                                            ===========       ===========
Weighted Average Number of Shares Outstanding (Note 5): Basic                 3,495,851         3,480,401
                                                                            ===========       ===========
                                                        Diluted               3,538,859         3,491,250
                                                                            ===========       ===========


     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                            -----------------------------
                                                                               2000              1999
                                                                            -----------       -----------
                                                                   (in thousands, except share and per share data)
Net Sales                                                                   $    36,748       $    33,608
Cost of Sales                                                                    27,508            25,591
                                                                            -----------       -----------
            Gross profit                                                          9,240             8,017
Selling, General and Administrative Expenses                                      7,870             7,970
                                                                            -----------       -----------
            Operating income                                                      1,370                47
                                                                            -----------       -----------
Interest Expense, net                                                               991             1,047
Other  Expense, net                                                                  45                59
                                                                            -----------       -----------
                                                                                  1,036             1,106
                                                                            -----------       -----------
            Income (loss) before provision (benefit) for income taxes               334            (1,059)
Provision (benefit) for Income Taxes                                                 68            (1,906)
                                                                            -----------       -----------
            Net income                                                      $       266       $       847
                                                                            ===========       ===========
Earnings Per Share (Note 5): Basic                                          $      0.08       $      0.24
                                                                            ===========       ===========
                             Diluted                                        $      0.08       $      0.24
                                                                            ===========       ===========
Weighted Average Number of Shares Outstanding (Note 5): Basic                 3,494,301         3,480,401
                                                                            ===========       ===========
                                                        Diluted               3,510,189         3,505,824
                                                                            ===========       ===========







     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                            Nine Months Ended
                                                                March 31,
                                                          ----------------------
                                                           2000           1999
                                                          -------        -------
                                                              (in thousands)
Net Cash Provided by Operating Activities                 $ 1,307        $ 1,790
                                                          -------        -------
Cash Flows from Investing Activities:
       Purchases of property, plant and equipment            (887)          (745)
                                                          -------        -------
            Net cash used in investing activities            (887)          (745)
                                                          -------        -------
Cash Flows from Financing Activities:
       Principal payments on long-term debt                (1,162)        (1,051)
                                                          -------        -------
            Net cash (used in) financing activities        (1,162)        (1,051)
                                                          -------        -------
Net (Decrease) in Cash and Cash Equivalents                  (742)            (6)
Cash and Cash Equivalents at Beginning of Period            2,230          1,989
                                                          -------        -------
Cash and Cash Equivalents at End of Period                $ 1,488        $ 1,983
                                                          =======        =======


Cash Paid During the Period for:

       Interest                                           $ 1,065        $   879
                                                          =======        =======
       Income taxes                                       $   159        $   250
                                                          =======        =======





     See accompanying notes to Condensed consolidated Financial Statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.)      Summary of Significant Accounting Policies and Other Disclosures

         The information for the nine months ended March 31, 2000 and 1999 is unaudited but, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company.

         The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)      Inventories

         Inventories consist of:

                                                     March 31,     June 30,
                                                       2000          1999
                                                     -------       -------
                                                        (in thousands)
                Component parts                      $10,809       $10,093
                Work-in-process                        5,305         4,954
                Finished products                      6,905         6,448
                                                     =======       =======
                                                     $23,020       $21,495
                                                     =======       =======


3.)         Property, Plant and Equipment

            Property, Plant and Equipment consists of:

                                                     March 31,     June 30,
                                                       2000         1999
                                                     -------       -------
                                                        (in thousands)
                Land                                 $   904       $   904
                Building                               8,911         8,911
                Molds and dies                         3,583         3,180
                Furniture and fixtures                 1,018           964
                Machinery and equipment               10,011         9,581
                Building improvements                     56            56
                                                     -------       -------
                                                      24,483        23,596
                Less: Accumulated depreciation
                   and amortization                   13,314        12,316
                                                     =======       =======
                                                     $11,169       $11,280
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

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.)         Net Income Per Common Share

            The Company follows the provisions of Statement of Financial Accounting standards ("SFAS") No. 128, "Earnings per share". In accordance with SFAS No. 128, net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

            A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:


                                                         Three Months Ended
                                                            March 31, 2000
                                                 (in thousands, except per share data)
                                                ---------------------------------------
                                                Net Income       Shares       Per Share
                                                (numerator)   (denominator)    Amounts
            Net income                             $ 517            --            --
                                                   -----         -----         -----
            BASIC EPS
            Net income attributable to
               common stock                        $ 517         3,496         $0.08

            EFFECT OF DILUTIVE SECURITIES
             Options                                  --            43            --
                                                   -----         -----         -----
            DILUTED EPS
            Net income attributable to
               common stock and assumed
               option exercises                    $ 517         3,539         $0.08
                                                   =====         =====         =====



                                                          Nine Months Ended
                                                            March 31, 2000
                                                 (in thousands, except per share data)
                                                ----------------------------------------
                                                Net Income        Shares       Per Share
                                                (numerator)    (denominator)    Amounts
            Net income                             $ 266             --             --
                                                   -----          -----          -----
            BASIC EPS
            Net income attributable to
               common stock                        $ 266          3,494          $0.15

            EFFECT OF DILUTIVE SECURITIES
             Options                                  --             16             --
                                                   -----          -----          -----
            DILUTED EPS
            Net income attributable to
               common stock and assumed
               option exercises                    $ 266          3,510          $0.15
                                                   =====          =====          =====


Options to purchase 103,040 and 91,040 shares of common stock in the three and nine months ended March 31, 2000 respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the three months ended March 31, 2000 increased by 21% to $14,085,000 as compared to $11,672,000 for the same period period a year ago. For the nine months ended March 31, 2000 net sales increased by 9% to $36,748,000 from $33,608,000 for the same period in fiscal 1999. The increase in net sales for the three and nine months ended March 31, 2000 occurred primarily from an increase in overall demand for the Company's products as well as from the effects of one of the Company's customers being acquired in the quarter ended March 31, 1999 which did not affect the three and nine months ended March 31, 2000.

The Company's gross margin for the three months ended March 31, 2000 increased by $884,000 to $3,606,000 or 25.6% of sales as compared to $2,722,000 or 23.3%
of sales for the same period a year ago. Gross margin for the nine months ended March 31, 2000 was $9,240,000 or 25.1% of sales as compared to $8,017,000 or
23.9% of sales for the same period a year ago. These increases were primarily due to the increased sales as discussed above as well as increased efficiencies in the procurement of component parts.

Selling, general and administrative expenses for the three months ended March 31, 2000 decreased by $637,000 to $2,610,000 as compared to $3,247,000 a year ago. For the nine months ended March 31, 2000 selling, general and administrative expenses decreased by $100,000 to $7,870,000 as compared to $7,970,000 for the same period a year ago. The decrease in the three and nine months resulted primarily from the Company's increased reserves related to its Latin America customers in the three and nine months ended March 31, 1999 that did not impact the three and nine months ended March 31, 2000.

Interest and other expense for the three months ended March 31, 2000 decreased by $125,000 to $352,000 from $477,000 for the same period a year ago. For the nine months ended March 31, 2000 interest and other expenses decreased by $70,000 to $1,036,000 from $1,106,000 for the same period in fiscal 1999. These decreases were primarily due to the Company's continuing reduction in its outstanding debt.

Provision for income taxes for the three months ended March 31, 2000 increased by $1,472,000 to a provision of $127,000 as compared to a benefit of $1,345,000 for the same period a year ago. For the nine months ended March 31, 2000 provision for income taxes increased by $1,974,000 to a provision of $68,000 as compared to a benefit of $1,906,000 for the same period a year ago. These increases were primarily due to the favorable effect in fiscal 1999 of the reversal of previously recorded reserves no longer required with respect to IRS audits of fiscal years 1986 through 1997.

Net income increased by $174,000 to $517,000 or $.15 per share for the three months ended March 31, 2000 as compared to $343,000 or $.10 per share for the same period a year ago. For the nine months ended March 31, 2000 net income decreased by $581,000 to $266,000 or $.08 per share as compared to $847,000 or $.24 per share for the same period in fiscal 1999. These changes were primarily due to the items discussed above.

Liquidity and Capital Resources

During the nine months ended March 31, 2000 the Company utilized all of its cash generated from operations and a portion of its cash on hand to reduce its outstanding borrowings, purchase property and equipment and invest in additional inventory as discussed below. The Company reduced its outstanding debt to $17,512,000 at March 31, 2000 from $18,674,000 at June 30, 1999 while cash and cash equivalents decreased to $1,488,000 from $2,230,000 over the same period.

Accounts Receivable at March 31, 2000 decreased $1,857,000 to $14,589,000 as compared to $16,446,000 at June 30, 1999. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 1999 as compared to the quarter ended March 31, 2000.

Inventory at March 31, 2000 increased by $1,525,000 to $23,020,000 as compared to $21,495,000 at June 30, 1999. This increase was primarily the result of the Company increasing production of certain of its existing products as well as preparing for the rollout of several new products during the fiscal year.

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

As of March 31, 2000 the Company had no material commitments for capital expenditures.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At March 31, 2000 an aggregate amount of approximately $15,000,000 was outstanding under this credit facility with a weighted average interest rate of 7.8%. If principal amounts outstanding under this facility remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $187,500 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

                           PART II: OTHER INFORMATION

Item 1.     Legal Proceedings
                     None

Item 2.     Changes in Securities
                     None

Item 3.     Defaults Upon Senior Securities
                     None

Item 4.     Submission of Matters to a Vote of Security Holders
                     None

Item 5.     Other Information
                     None

Item 6.     Exhibits and Reports on Form 8-K
       (a)  Exhibits
            22   Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2000


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

                                INDEX TO EXHIBITS

Exhibits
--------
22             Financial Data Schedule