Form 10-K
period 2000-06-30
NAPCO SECURITY SYSTEMS INC
filed 2000-09-28
CIK 69633

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]                   Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934 [No Fee Required]
                            For the fiscal year ended June 30, 2000
                                       or

   [  ]                Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934 [No Fee Required]
                   For the Transition period from             to
                                                  -----------    -----------

                         COMMISSION FILE NUMBER: 0-10004

                          NAPCO SECURITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                   11-2277818
      (State or other jurisdiction of             (I.R.S. Employer I.D. Number)
      incorporation or organization)

                 333 Bayview Avenue, Amityville, New York 11701
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (631) 842-9400

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of September 15, 2000, 3,498,901 shares of Common Stock were outstanding, and the aggregate market value of the stock (based upon the last sale price of the stock on such date) held by non-affiliates was approximately $13,558,241.

       Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

Research and Development

       The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 2000, 1999, and 1998, the Company expended approximately $4,234,000, $4,008,000, and $3,817,000, respectively, on Company-sponsored research and development activities conducted by its engineering department and outside consultants. Substantially all of the Company's research and development activities during fiscal 2000, 1999, and 1998 were conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

       As of June 30, 2000, the Company had approximately 900 full-time employees.

Marketing and Major Customers

       The Company's staff of 42 sales and marketing support employees located at the Company's headquarters sells and markets the Products directly to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 90% of the Company's total sales for the fiscal year ended June 30, 2000. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company Products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major

United States cities. Some of the Company's products are marketed under the "private label" of certain customers.

       Sales to one customer unaffiliated with the Company accounted for approximately 27%, 27% and 23% of the Company's total sales for the fiscal years ended June 30, 2000, 1999, and 1998, respectively (see Note 9 to Consolidated Financial Statements). The loss of this customer could have a material adverse effect on the Company's business.

Competition

       The security alarm products industry is highly competitive. The Company's primary competitors are comprised of approximately 25 other companies that manufacture and market security equipment to distributors, dealers, central stations and original equipment manufacturers. The Company believes that no one of these competitors is dominant in the industry. Certain of these companies may have substantially greater financial and other resources than the Company.

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

       In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $665,000 existed as of June 30, 2000. This compared to a sales backlog of approximately $918,500 a year ago.

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

                    Financial Information Relating to Foreign and Domestic Operations and Export Sales


                                           2000              1999                1998
                                           ----              ----                ----
                                                           (in thousands)
Sales to unaffiliated customers:
              United States                  $53,677           $50,573          $50,269
              Foreign                              0                 0                0

Identifiable assets:
              United States                  $32,584           $33,067          $39,783
              Foreign                         22,945            22,720           18,780

Export sales:
              United States(1)               $10,143           $10,713          $12,101

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

       The Company's foreign subsidiary, NAPCO/Alarm Lock Grupo International, S.A. (formerly known as NSS Caribe, S.A.), is located in the Dominican Republic, where it owns a building of approximately 167,000 square feet of production and warehousing space. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2000, most of the Company's sales related to labor on assemblies, goods and subassemblies produced at these sites, utilizing U.S. quality control standards.

       Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.

--------------------

    (1)Export sales from the United States in fiscal year 2000 included sales of approximately $6,675,000, $741,000, $1,118,000 and $1,609,000 to Europe, North
America, South America and other areas, respectively. Export sales from the United States in fiscal year 1999 included sales of approximately $6,730,000, $869,000, $1,653,000, and $1,461,000 to Europe, North America, South America and other areas, respectively. Export sales from the United States in fiscal year 1998 included sales of approximately $6,966,000, $1,070,000, $2,094,000, and
$1,971,000 to Europe, North America, South America and other areas, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

       There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject.

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

                                                        Quarter Ended
                                    --------------------------------------------------
                                                        Fiscal 2000
                                    --------------------------------------------------
                                    Sept. 30       Dec. 31      March 31      June 30
                                    --------       -------      --------      -------
Common Stock
------------


   High                                $4.00          $4.13        $4.94         $4.63

   Low                                 $3.13          $2.88        $3.06         $3.19



                                                      Quarter  Ended
                                    -------------------------------------------------
                                                        Fiscal 1999
                                    -------------------------------------------------
                                    Sept. 30       Dec. 31      March 31      June 30
                                    --------       -------      --------      -------
Common Stock

     High                            $5.88           $4.63        $4.38         $4.13

     Low                             $4.00           $4.00        $2.56         $2.50


Approximate Number of Security Holders

       The number of holders of record of NAPCO's Common Stock as of September 15, 2000 was 183 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

       NAPCO has declared no cash dividends during the past three years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.


                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES


                                                 Years ended June 30
                                ---------------------------------------------------------

                                  2000        1999       1998       1997        1996
                                  ----        ----       ----       ----        ----
                                       (in thousands, except for per share data)
Operations
---------
Net Sales                         $53,677     $50,573   $50,269     $53,302      $49,088
Gross Profit                       13,543      12,059     11,785     12,778       11,302
(Benefit) Provision for
Income Taxes                        (263)     (1,925)      (525)        605          515
Net Income                          2,010       2,493      2,038      1,639        1,014
Earnings per Share:
  Basic                               .57         .71        .48        .38          .23
  Diluted                             .57         .71        .48        .37          .23
Cash Dividends per Share(2)             0           0          0          0            0


                                                  As of June 30
                                ---------------------------------------------------------
                                 2000        1999       1998        1997        1996
                                 ----        ----       ----        ----        ----
                                      (in thousands, except for per share data)
Financial Condition
-------------------
Total Assets                     $55,729     $55,787    $58,563     $57,244      $57,319
Long-term Debt                    16,183      17,241     18,644      13,313       14,150
Working Capital                   35,280      34,920     33,942      30,136       28,676
Stockholders' Equity              33,359      31,328     28,833      31,218       29,574
Stockholders' Equity
  Per Outstanding Share             9.53        8.98       8.26        7.14         6.77

-------------
    (2)The Company has never declared or paid a cash dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business.

Quarterly Results and Seasonality

       The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters (in thousands except for per share data):


                                     Year Ended June 30, 2000
                           ----------------------------------------------

                             First      Second       Third       Fourth
                            Quarter     Quarter     Quarter      Quarter
                            -------     -------     -------      -------
Net Sales                   $10,449     $12,214     $14,085      $16,929

Gross Profit                  2,591       3,043       3,606        4,303

Income (Loss) from            (128)         502         996        1,752
Operations

Net Income (Loss)             (396)         145         517        1,744

Net Income (Loss) Per Share
 Basic                        (.11)         .04         .15          .49
 Diluted                      (.11)         .04         .15          .49



                                   Year Ended June 30, 1999
                           ----------------------------------------------

                             First      Second       Third       Fourth
                            Quarter     Quarter     Quarter      Quarter
                            -------     -------     -------      -------
Net Sales                   $11,090     $10,860     $11,672      $16,951

Gross Profit                  2,708       2,601       2,722        4,028

Income (Loss) from              480         106       (525)        1,850
Operations

Net Income                      272         132         343        1,746

Net Income Per Share
 Basic                          .08         .04         .10          .49

 Diluted                        .08         .04         .10          .49


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

       The Company's cash on hand combined with proceeds from operating activities during fiscal 2000 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The primary source of financing related to borrowings under a $16,000,000 secured revolving credit facility. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. The Company's primary internal source of liquidity is the cash flow generated from operations. As of June 30, 2000, the Company's unused sources of funds consisted principally of $2,384,000 in cash and approximately $1,487,000, which represents the unused portion of its secured revolving credit facility.

       On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, at an annual cost of approximately $272,000.

       On May 13, 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and replaced the $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. The Company restructured its debt to allow for future growth and expansion as well as to obtain terms more favorable to the Company. As part of the debt restructuring, the Company retired the outstanding industrial revenue bonds relating to the financing of the construction of the Company's Amityville, New York facility. The revolving credit agreement will expire in July 2001 and any outstanding borrowings are to be repaid on or before that time.

       In addition, a subsidiary of the Company maintained a $4,500,000 line of credit with another bank, which was fully repaid as of June 30, 2000 (see Note 5 to Consolidated Financial Statements).

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

       The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                                   2000               1999               1998
                                   ----               ----               ----
Current Ratio                    7.2 to 1           6.2 to 1             4.3 to 1
Sales to Receivables             3.0 to 1           3.1 to 1             3.4 to 1
Total Debt to Equity              .5 to 1            .8 to 1             1.0 to 1

       As of June 30, 2000, the Company had no material commitments for purchases or capital expenditures, except as discussed below.

Subsequent Events

       On July 27, 2000, the Company signed an Asset Purchase Agreement to acquire the net assets of Continental Instruments, LLC. ("Continental") for an initial purchase price of $7,500,000, with additional payments, subject to adjustment based on a closing balance sheet and certain other contingent events, of up to $1,700,000 (the "Deferred Payments"). The Company financed the transaction with borrowings under a term loan of $8,250,000. Continental designs and sells access control and other security control systems to dealers and distributors worldwide.

       The acquisition described above will be accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. The estimates of fair value are preliminary and subject to adjustment for a period of up to one year from the date of acquisition, and any such adjustments are not expected to be material. Any increases or decreases in the Deferred Payments will be recorded as adjustments to the purchase price and related goodwill prospectively from the date of the change in payment. Costs in excess of net assets acquired of approximately $6,700,000 will be allocated to goodwill in the first quarter of fiscal 2001.

       Working Capital. Working capital increased by $360,000 to $35,280,000 at June 30, 2000 from $34,920,000 at June 30, 1999. The additional working capital was generated primarily from the increase in accounts receivable and the decrease in Income Taxes Payable resulting from the benefit from income taxes, which was partially offset by the Company's reduction in its inventory, all as discussed below.

       Accounts Receivable. Accounts receivable decreased by $1,581,000 to $18,027,000 at June 30, 2000 from $16,446,000 at June 30, 1999. This increase resulted primarily from the 6% increase in net sales during fiscal 2000 as compared to fiscal 1999, most of which occurred in the second half of fiscal 2000.

       Inventory. Inventory was reduced by $2,017,000 to $19,478,000 at June 30, 2000 as compared to $21,495,000 at June 30, 1999. The Company generated a significant reduction in its inventory during the year ended June 30, 2000 due primarily to its efforts at improving various planning and forecasting techniques.

       Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $847,000 to $3,632,000 at June 30, 2000 from $4,479,000 at
June 30, 1999. This decrease was due primarily to the Company reducing its on-hand inventory through more efficient planning and procurement procedures.

Fiscal 2000 Compared to Fiscal 1999

Net Sales. Net sales in fiscal 2000 increased by 6% to $53,677,000 from $50,573,000 in fiscal 1999. The Company's sales growth was due primarily to a significant increase in demand for the Company's door locking products as well as from the effects of one of the Company's customers being acquired during fiscal 1999. This acquisition, while impacting the results for fiscal 1999, did not have any significant effect on the results for fiscal 2000.

Gross Profit. The Company's gross profit increased $1,484,000 to $13,543,000 or 25.2% of net sales as compared to $12,059,000 or 23.8% of net sales in fiscal 1999. The increase both in absolute dollars and as a percentage of net sales was due primarily to the increase in net sales as well as cost reductions of certain of the Company's raw material costs.

Expenses. Selling, general and administrative expenses increased by 3% to $10,421,000 in fiscal 2000 as compared to $10,148,000 in fiscal 1999. The increase was due primarily to the 6% increase in net sales as discussed above as well as the Company's increased activities in identifying potential acquisition candidates.

Other Expenses. Other expenses increased by $32,000 to $1,375,000 in fiscal 2000 as compared to $1,343,000 in fiscal 1999. This slight increase was due primarily to increased borrowing rates as mostly offset by reductions in the Company's outstanding debt.

Income Taxes. The benefit for income taxes decreased $1,662,000 to a benefit of $263,000 as compared to a benefit of $1,925,000 in fiscal 1999. This change was primarily due to the large benefit in fiscal 1999 that resulted from the favorable outcome of the IRS audits of fiscal years 1986 through 1997 and the resulting reduction in related reserve requirements.

Effects of Inflation. During the three-year period ended June 30, 2000, inflation and changing prices did not have a significant impact on the Company's operations.

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

Year 2000 Date Conversion

       To date, the Company has not experienced any failures or disruptions in its internal operating systems, in its products or in the services provided by vendors or suppliers. While management does not expect any adverse effects relating to the Year 2000 issue, it is possible that the Company could be affected in the future by this issue. The Company has not incurred any significant expenses relating to the Year 2000 issue.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 2000, an aggregate principal amount of approximately $15,000,000 million was outstanding under the Company's credit facility and term loan with a weighted average interest rate of 7.5%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $187,500 in interest that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

             TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JUNE 30, 2000 AND 1999

                                                                    Page
                                                                    ----
Report of Independent Public Accountants
 as of June 30, 2000 and 1999 and for
 each of the 3 Fiscal Years in the Period
 Ended June 30, 2000..................................................16

Consolidated Financial Statements:

Consolidated Balance Sheets as of
  June 30, 2000 and 1999..............................................17

Consolidated Statements of Income
  for the Fiscal Years Ended June 30,
  2000, 1999 and 1998.................................................18

Consolidated Statements of
  Stockholders' Equity for the Fiscal
  Years Ended June 30, 2000, 1999
  and 1998............................................................19

Consolidated Statements of Cash
  Flows for the Fiscal Years Ended
  June 30, 2000, 1999 and 1998........................................20

Notes to Consolidated Financial
  Statements, June 30, 2000, 1999 and 1998............................21

Schedules:

        II.    Condensed Financial Information on
            Parent Company............................................32

        II. Valuation and Qualifying Accounts.........................34


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Napco Security Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Systems, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                   /S/ ARTHUR ANDERSEN LLP


Melville, New York
September 21, 2000

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000 AND 1999




                                  ASSETS                                         2000           1999
                               -----------                                 ----------------------------------
                                                                         (in thousands, except share data)
CURRENT ASSETS:
  Cash                                                                        $  2,384        $  2,230
  Accounts receivable, less reserve for doubtful accounts of $622 and $887,
    respectively                                                                18,027          16,446
  Inventories                                                                   19,478          21,495
  Prepaid expenses and other current assets                                      1,086             809
  Deferred income taxes                                                            -               716
                                                                              --------        --------
               Total current assets                                             40,975          41,696

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
  and amortization of $13,712 and $12,316, respectively                         11,105          11,280

GOODWILL, net of accumulated amortization of $1,363 and
  $1,256, respectively                                                           2,379           2,485

DEFERRED INCOME TAXES                                                              716              -

OTHER ASSETS                                                                       354             326
                                                                              --------        --------
                                                                              $ 55,529        $ 55,787
                                                                              ========        ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                  --------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                           $  1,023        $  1,433
  Accounts payable                                                               2,551           3,651
  Accrued expenses                                                               1,081             828
  Accrued salaries and wages                                                       994             754
  Accrued income taxes                                                              46             110
                                                                              --------        --------
               Total current liabilities                                         5,695           6,776

LONG-TERM DEBT                                                                  16,183          17,241

DEFERRED INCOME TAXES                                                              292             442
                                                                              --------        --------
               Total liabilities                                                22,170          24,459
                                                                              --------        --------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; 21,000,000 shares authorized;
    5,917,352 and 5,908,602 shares issued, respectively; 3,498,901 and
    3,490,151 shares outstanding, respectively                                      59              59
  Additional paid-in capital                                                       772             751
  Retained earnings                                                             36,977          34,967
  Less:  Treasury stock, at cost (2,418,451 shares)                             (4,449)         (4,449)
                                                                              --------        --------
               Total stockholders' equity                                       33,359          31,328
                                                                              --------        --------
                                                                              $ 55,529        $ 55,787
                                                                              ========        ========

The accompanying notes are an integral part of these consolidated balance sheets.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                                                   For The Fiscal Years Ended June 30,
                                                              ----------------------------------------------
                                                                    2000           1999          1998
                                                              (in thousands, except share and per share data)
NET SALES                                                       $     53,677   $     50,573  $     50,269

COST OF SALES                                                         40,134         38,514        38,484
                                                                ------------   ------------  ------------

         Gross profit                                                 13,543         12,059        11,785

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          10,421         10,148         9,289
                                                                ------------   ------------  ------------

         Operating income                                              3,122          1,911         2,496
                                                                ------------   ------------  ------------

OTHER INCOME (EXPENSE):
  Interest expense, net                                               (1,375)        (1,359)       (1,130)
  Other, net                                                          -                  16           147
                                                                ------------   ------------  ------------
                                                                      (1,375)        (1,343)         (983)
                                                                ------------   ------------  ------------
         Income before (benefit) for income taxes                      1,747            568         1,513

(BENEFIT) FOR INCOME TAXES                                              (263)        (1,925)         (525)
                                                                -------------  ------------  ------------
         Net income                                             $      2,010   $      2,493  $      2,038
                                                                ============   ============  ============

EARNINGS PER SHARE (Note 1):
  Basic                                                         $       .57    $        .71  $        .48
                                                                ===========    ============  ============
  Diluted                                                       $       .57    $        .71  $        .48
                                                                ===========    ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 1):
  Basic                                                            3,495,000      3,493,000     4,263,000
                                                                ============   ============  ============
  Diluted                                                          3,513,000      3,512,000     4,285,000
                                                                ============   ============  ============

The accompanying notes are an integral part of these consolidated statements.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(in thousands, except share data)

                                              Common Stock
                                        --------------------------
                                            Number                       Additional       Retained        Treasury
                                          of Shares        Amount      Paid-in Capital     Earnings         Stock           Total
                                          ---------        ------      ---------------    ----------      --------          -----
BALANCE AT JUNE 30, 1997                  5,898,602     $        59    $       724     $    30,436     $        (1)    $    31,218

  Purchase of treasury stock                 -               -              -               -               (4,448)         (4,448)
  Exercise of employee stock options          9,500          -                  25          -               -                   25
  Net income                                 -               -              -                2,038          -                2,038
                                        -----------     -----------    -----------     -----------     -----------     -----------

BALANCE AT JUNE 30, 1998                  5,908,102              59            749          32,474          (4,449)         28,833

  Exercise of employee stock options            500          -                   2          -               -                    2
  Net income                                 -               -              -                2,493          -                2,493
                                        -----------     -----------    -----------     -----------     -----------     -----------

BALANCE AT JUNE 30, 1999                  5,908,602              59            751          34,967          (4,449)         31,328

  Exercise of employee stock options          8,750          -                  21          -               -                   21
  Net income                                 -               -              -                2,010          -                2,010
                                        -----------     -----------    -----------     -----------     -----------     -----------

BALANCE AT JUNE 30, 2000                  5,917,352     $        59    $       772     $    36,977     $    (4,449)    $    33,359
                                        ===========     ===========    ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated statements.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Fiscal Years Ended June 30,
                                                                 ---------------------------------------
                                                                     2000           1999          1998
                                                                    ------         ------        ------
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $    2,010     $    2,493    $    2,038
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities-
    Depreciation and amortization                                     1,554          1,368         1,289
    Provision for doubtful accounts                                    (265)           230            50
    Deferred income taxes                                              (150)           143          (259)
    Changes in operating assets and liabilities resulting from increases and decreases in:
      Accounts receivable                                            (1,316)        (1,916)         (873)
      Inventories                                                     2,017          3,943           264
      Prepaid expenses and other current assets                        (277)          (135)         (284)
      Other assets                                                      (79)             1           109
      Accounts payable, accrued expenses, accrued salaries and
        wages and accrued income taxes                                 (672)        (3,201)       (2,441)
                                                                 ----------     ----------    ----------
           Net cash provided by (used in) operating activities        2,822          2,926          (107)
                                                                 ----------     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of property, plant and equipment                     (1,221)        (1,050)         (585)
                                                                 ----------     ----------    ----------
           Net cash used in investing activities                     (1,221)        (1,050)         (585)
                                                                 ----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to bank                                -              -              2,500
  Principal payments on long-term debt                               (1,468)        (1,637)         (900)
  Proceeds from long-term debt                                       -              -              2,550
  Purchase of treasury stock                                         -              -             (2,500)
  Proceeds from exercise of employee stock options                       21              2            25
                                                                 ----------     ----------    ----------
           Net cash (used in) provided by financing activities       (1,447)        (1,635)        1,675
                                                                 ----------     ----------    ----------

NET INCREASE IN CASH                                                    154            241           983

CASH, beginning of year                                               2,230          1,989         1,006
                                                                 ----------     ----------    ----------

CASH, end of year                                                $    2,384     $    2,230    $    1,989
                                                                 ==========     ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $    1,123     $    1,301    $    1,289
                                                                 ==========     ==========    ==========
  Income taxes paid                                              $      101     $      259    $      108
                                                                 ==========     ==========    ==========

NON-CASH FINANCING ACTIVITIES:
  Issuance of note payable for purchase of treasury stock        $   -          $   -         $    1,948
                                                                 ==========     ==========    ==========


The accompanying notes are an integral part of these consolidated statements.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill

Goodwill is being amortized on a straight-line basis over 35 years. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether it is recoverable. In the years ended June 30, 2000, 1999 and 1998, there were no adjustments to the carrying value of goodwill, other than straight-line amortization.

Revenue Recognition

Revenue is recognized upon shipment of the Company's products to its customers. The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

Income Taxes

Deferred income taxes are recognized for the expected future tax consequences of temporary differences between the amounts reflected for financial reporting and tax purposes. The (benefit) for income taxes represents U.S. Federal and state taxes on income generated from U.S. operations and local taxes on income generated from United Kingdom operations. Income generated by the Company's foreign subsidiary in the Dominican Republic is non-taxable. The Company accounts for the research and development credit as a reduction of income tax expense in the year in which such credits are allowable for tax purposes.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998



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

The Company does not provide for income taxes on the undistributed earnings of its foreign subsidiary in the Dominican Republic because such earnings are reinvested abroad and it is the intention of management that such earnings will continue to be reinvested abroad. As of June 30, 2000 and 1999, approximately $20,243,000 and $19,369,000 in cumulative earnings of this foreign subsidiary are included in consolidated retained earnings.

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of income.

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands):

                                Net Income - Numerator       Shares - Denominator        Net Income Per Share
                               ------------------------   ------------------------   ----------------------------
                                2000     1999     1998     2000     1999     1998     2000      1999       1998
                               ------   ------   ------   ------   ------   ------   -------   -------   --------
  Basic EPS
  ---------
    Net income                 $2,010   $2,493   $2,038    3,495    3,493    4,263   $   .57   $  0.71   $   0.48
                               ------   ------   ------   ------   ------   ------   -------   -------   --------

  Effect of Dilutive Securities
  -----------------------------
    Employee stock options       -      -        -            18       19       22       -        -          -
                               ------   ------   ------   ------   ------   ------   -------   -------   --------

  Diluted EPS
  -----------
    Net income                 $2,010   $2,493   $2,038    3,513    3,512    4,285   $   .57   $  0.71    $  0.48
                               ======   ======   ======   ======   ======   ======   =======   =======    =======

Options to purchase 90,240, 10,620 and 4,400 shares of common stock for the three fiscal years ended June 30, 2000, respectively, were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Pursuant to SFAS No. 123 the Company has elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the necessary pro-forma disclosures (Note 6).

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998



Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or stockholders' equity. For the fiscal years ended 2000, 1999 and 1998, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

Segment Reporting

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical segment data in Note 11 and no additional segment data has been presented.

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 2000 and 1999, management of the Company believes the carrying value of all financial instruments approximated fair value.

SHIPPING AND HANDLING REVENUES AND COSTS - NEW ACCOUNTING PRONOUNCEMENT

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. No consensus was reached on the classifications of shipping and handling costs. This standard will require a restatement of prior periods for changes in classification. The Company currently nets its shipping and handling revenue with the related costs and includes the residual amount as selling and marketing expenses. This consensus is effective for the Company beginning with the fourth quarter of fiscal 2001. The Company is in the process of quantifying the impact of its adoption, which will not change reported income from operations or net income.

2.    INVENTORIES

Inventories consist of the following:
                                                                  June 30,
                                                         -----------------------------
                                                                2000          1999
                                                           -----------   -----------
                                                                 (in thousands)
        Component parts                                    $    10,231   $    10,093
        Work-in-process                                          4,063         4,954
        Finished products                                        5,184         6,448
                                                           -----------   -----------
                                                           $    19,478   $    21,495
                                                           ===========   ===========

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998



3.    PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment consists of the following:


                                                        June 30,            Depreciation/
                                              ---------------------------   amortization-
                                                  2000           1999       annual rates
                                              ----------    ------------   --------------
                                                    (in thousands)
      Land                                    $      904    $     904        -
      Building                                     8,911        8,911        3%
      Molds and dies                               3,642        3,180       20% to 33%
      Furniture and fixtures                       1,022          964       10% to 20%
      Machinery and equipment                     10,283        9,581       10% to 15%
      Leasehold improvements                          56           56       Shorter of the lease
                                              ----------    ---------        term or life of asset
                                                  24,818       23,596

      Less: Accumulated depreciation and
        amortization                              13,713       12,316
                                              ----------    ---------
                                              $   11,105    $  11,280
                                              ==========    =========

Depreciation and amortization expense on property, plant and equipment was approximately $1,397,000, $1,261,000 and $1,182,000 for the three fiscal years ended June 30, 2000, respectively.

4.    INCOME TAXES

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

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998


(Benefit) for income taxes consists of the following:

                                                  For the Fiscal Years Ended June 30,
                                                 ---------------------------------------
                                                     2000           1999          1998
                                                               (in thousands)

      Taxes currently payable:
        Federal                                  $      16      $  (2,271)    $    (210)
        State                                            1             (4)          (56)
                                                 ---------      ---------     ---------
                                                        17         (2,275)         (266)

      Deferred income tax (benefit)                   (280)           350          (259)
                                                 ----------     ---------     ---------
            (Benefit) for income taxes           $    (263)     $  (1,925)    $    (525)
                                                 =========      =========     =========

The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows:

                                                      For the Fiscal Years Ended June 30,
                                          ------------------------------------------   -------------------
                                                2000                  1999                   1998
                                          ------------------    -----------------      -----------------
                                                      % of                  % of                   % of
                                                    Pre-tax               pre-tax                pre-tax
                                          Amount     Income     Amount     Income      Amount     Income
                                         --------   -------     ------    -------      ------    -------
                                                      (in thousands, except percentages)
Tax at Federal statutory rate            $    594      34.0%    $   193       34.0%    $   514      34.0%
Increases (decreases) in taxes
  resulting from:

  State income taxes, net of Federal
    income tax benefit                       (155)     (8.9)         (2)      (0.4)         38       2.5
  Amortization of non-deductible
    goodwill                                   36       2.1          36        6.3          36       2.4
  Non-taxable foreign source income          (849)    (48.6)       (362)     (63.7)       (257)    (17.0)
  Adjustment to reflect IRS settlement      -           -        (1,896)    (333.8)       (900)    (59.5)
  Other, net                                  111       6.4         106       18.7          44       2.9
                                         --------     -----     -------     ------     -------     -----
(Benefit) for income taxes                 $ (263)    (15.0)%   $(1,925)    (338.9)%   $  (525)    (34.7)%
                                         ========     =====     =======     ======     =======     =====

Foreign income taxes are not provided on income generated by the Company's subsidiary in the Dominican Republic, as such income is presently exempt from domestic income tax.

Deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999 are as follows (in thousands):


                                                               Deferred                Net Deferred
                               Deferred Tax Assets         Tax Liabilities       Tax Assets (Liabilities)
                               --------------------     ---------------------    -----------------------
                                2000         1999         2000         1999         2000         1999
                             ---------    ---------    ---------    ---------    ---------    ----------
Current:
  Accounts receivable        $     300    $     255    $   -        $   -        $     300     $    255
  Inventories                      782          392        -            -              782          392
  Accrued liabilities              198           93        -            -              198           93
  Net operating loss and
    other carryforwards          1,167       -             -            -            1,167        -
  Other                             63           15           42           39           21          (24)
                             ---------    ---------    ---------    ---------    ---------    ----------
                                 2,510          755           42           39        2,468          716
Noncurrent:
  Fixed assets                  -            -               292          442         (292)        (442)
                             ---------    ---------    ---------    ---------    ---------    ----------
    Total deferred taxes         2,510          755                       481        2,176          274

Less: Valuation Allowance       (1,794)      -             -            -           (1,794)       -
                             ---------    ---------    ---------    ---------    ---------    ---------
    Net deferred taxes       $     716    $     755    $     334    $     481    $    382     $     274
                             =========    =========    =========    =========    =========    =========

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998

As a result of the Company's U.S. operations not generating income in the past two years, management believes it is more likely than not that the Company will not realize the benefit of the net deferred tax assets existing at June 30, 2000 and 1999. However the Company has reserved for a portion of deferred income taxes as of June 30, 2000 due to uncertainty regarding the generation of sufficient taxable income in the United States to realize deferred taxes associated with net operating loss carryforwards.

5.    LONG-TERM DEBT
      --------------

Long-term debt consists of the following:


                                                               June 30,
                                                        -------------------------
                                                            2000           1999
                                                        ----------     ----------
                                                               (in thousands)
      Revolving credit and term loan facility (a)       $   14,513     $   14,513
      Notes payable (b)                                      2,693          4,161
                                                        ----------     ----------
                                                            17,206         18,674
      Less: Current portion                                  1,023          1,433
                                                        ----------     ----------
                                                        $   16,183     $   17,241
                                                        ==========     ==========

  (a) In 1997, the Company refinanced the majority of its bank debt with a new primary bank and entered into a $16,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit, and replaced a $2,500,000 standby letter of credit securing an earlier loan from another bank in connection with the Company's international operations. The revolving credit agreement and the letters of credit are secured by all the accounts receivable, inventory and certain other assets of Napco Security Systems, Inc., a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of two of the Company's subsidiaries. The revolving credit agreement bears interest at either the bank's prime rate (7.84% at June 30, 2000) or an alternate rate based on LIBOR as described in the agreement. As part of the debt restructuring, the Company retired the outstanding Industrial Revenue Bonds relating to the financing of the construction of the Company's Amityville, New York facility. The revolving credit agreement will expire in July 2001 and any outstanding borrowings are to be repaid on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 2000, the Company was in compliance with all of these financial covenants.

  (b) In November 1991, a subsidiary of the Company entered into a $4,500,000 line of credit agreement with a bank in connection with the Company's international operations. The line is secured by a letter of credit from the Company's primary bank. Interest on amounts outstanding under this line is payable quarterly at a rate determined periodically based on a number of options available to the Company. The balance outstanding under the line as of December 31, 1994 automatically converted to a term loan payable in 20 equal quarterly installments commencing on that date. During fiscal 2000, the Company paid the full outstanding balance of this term loan.

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

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998


Maturities of long-term debt are as follows (in thousands):


                Fiscal Year Ending June 30,
                ---------------------------
                        2001                        $    1,023
                        2002                            15,629
                        2003                               554
                                                    ----------
                                                    $   17,206
                                                    ==========

6.    STOCK OPTIONS

In November 1992, the stockholders approved a 10-year extension of the already existing 1982 Incentive Stock Option Plan (the "1992 Plan"). The 1992 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of approximately 815,000 shares of the Company's common stock to be acquired by the holders of such awards. Under the 1992 Plan, the Company may grant stock options, which are intended to qualify as incentive stock options ("ISOs"), to key employees, officers, and employee directors. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1992 Plan, stock options have been granted to employees and directors for terms of up to 5 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2000, 222,040 stock options granted to employees and directors were exercisable. The Company accounts for awards granted to employees, directors and key employees under APB Opinion No. 25, under which compensation cost is recognized for stock options granted at an exercise price less than the market value of the options on the grant date.

Had compensation cost for all stock option grants in fiscal years 2000, 1999 and 1998 been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been:


                                                 2000           1999         1998
                                             ------------  -------------  --------------
                                               (in thousands, except per share data)
NET INCOME:             As reported            $  2,010       $  2,493      $  2,038
                        Pro forma                 1,790          2,279         1,901

BASIC EPS:              As reported            $    .57       $   0.71      $   0.48
                        Pro forma                   .51           0.65          0.45

DILUTED EPS:            As reported            $    .57       $   0.71      $   0.48
                        Pro forma                   .51           0.65          0.44


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal year 1996.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998


The following table reflects activity under the plan for the fiscal years ended:

                                                                      June 30,
                                      ---------------------- ---------------------- ----------------------
                                               2000                   1999                 1998
                                      ---------------------- ---------------------- ----------------------
                                                  Weighted               Weighted               Weighted
                                                   Average                Average                Average
                                                  Exercise               Exercise                Exercise
                                        Shares      Price      Shares      Price      Shares      Price
                                      ---------   --------   ---------  ----------  ---------  ----------
   Outstanding at beginning of year    438,100       $3.39    236,250       $3.91     75,750      $3.08
     Granted                            91,000        3.19    251,600        3.12    209,000       4.11
     Exercised                          (8,750)       2.50       (500)       3.88     (9,500)      2.61
     Forfeited                         (20,500)       4.29    (35,500)       4.66    (34,500)      3.76
     Canceled/Lapsed                     -            -       (13,750)       4.28     (4,500)      2.97
                                      ---------    ------     --------       ----   --------

   Outstanding at end of year          499,850        3.33    438,100        3.39    236,250       3.91
                                       =======                =======               ========
   Exercisable at end of year          222,040        3.37    138,570        3.40     72,800       3.71
                                       =======                =======               ========
   Weighted average fair value of
     options granted                     $1.50                  $4.25                  $3.04

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                           2000            1999            1998
                                         --------        --------        --------
Risk-Free Interest Rates                  6.24%           5.22%           6.10%
Expected Lives                           5 years         5 years         5 years
Expected Volatility                        44%             45%             46%
Expected Dividend Yields                    0%              0%              0%

The following table summarizes information about stock options outstanding at June 30, 2000:


                                        Options Outstanding                   Options Exercisable
                             -------------------------------------------   --------------------------
                               Number          Weighted        Weighted       Number       Weighted
                             Outstanding        Average        Average      Exercisable    Average
                                 at            Remaining       Exercise         at         Exercise
Range of Exercise Prices       6/30/00     Contractual Life     Price        6/30/00        Price
------------------------     -----------   ----------------    --------     -----------    --------
 $  2.50    -   $ 3.75          341,750          3.60           3.04         132,000          2.97
    3.76    -     5.63          158,100          2.23           3.95          90,040          3.94
                                -------          ----           ----          ------          ----
    2.50    -     5.63          499,850          3.16           3.33         222,040          3.37
                                =======          ====           ====         =======          ====

Effective October 1990, the Company established a non-employee stock option plan (the "1990 Plan") to encourage non-employee directors and consultants of the Company to invest in the Company's stock. The 1990 Plan provides for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 1990 Plan provides that the option price will not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable at 20% per year and expire five years after the date of grant. The Company has adopted SFAS No. 123 to account for stock-based compensation awards granted to non-employee consultants, under which a compensation cost is recognized for the fair value of the options granted as of the date of grant. As of June 30, 2000, no shares have been granted under this plan.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998



7. STOCK PURCHASE

On May 28, 1998, the Company entered into a stock purchase agreement with its former president, which called for the purchase by the Company of all the shares of the Company's common stock held by the former president (889,576 shares) at a price of $5 per share, in connection with the former president's retirement. The agreement also contained a consulting and non-compete agreement each with a period of ten years. Upon closing, $2,500,000 of the purchase price was paid to the former president with the proceeds of the term loan described in Note 5 (b). The remaining purchase price is to be paid over a 4 year period according to the terms of a note issued to the former president. The common stock purchased is included in treasury stock as of June 30, 2000.

8.    401(k) PLAN

The Company maintains a 401(k) plan covering all employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $55,000, $54,000 and $53,000 for the three fiscal years ended June 30, 2000, respectively.

9.    BUSINESS AND CREDIT CONCENTRATIONS

The Company is engaged in one major line of business - the development, manufacture and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe and South America. Identifiable assets (net of intercompany receivables and payables) related to the Company's foreign subsidiaries were approximately $22,945,000 and $22,720,000 at June 30, 2000 and 1999, respectively.

Export sales amounted to $10,143,000, $10,713,000 and $12,101,000 for the three fiscal years ended June 30, 2000, respectively.

At June 30, 2000, the Company had two customers (Customer A and B) with accounts receivable balances that aggregated 55% of the Company's accounts receivable. At June 30, 1999, the Company had two customers (Customer A and B) with accounts receivable balances that aggregated 49% of the Company's accounts receivable. The Company had one customer that accounted for 27%, 27% and 23% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. During the past three fiscal years no other customer represented more than 10% of the Company's net sales.

10.   COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under various operating leases which do not extend beyond fiscal 2001. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows (in thousands):


                 Fiscal Year Ending June 30,
                 ---------------------------
                       2001                     $    190
                       2002                           84
                       2003                           51
                       2004                           14
                       Thereafter                     -

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998



Rent expense totaled approximately $859,000, $805,000 and $866,000 for the three fiscal years ended June 30, 2000, respectively.

Land Lease

On April 26, 1993, one of the Company's foreign subsidiaries entered into a 99 year lease for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000, on which the Company's main production facility is located.

Letters of Credit

At June 30, 2000, the Company was committed for approximately $461,170 under open commercial letters of credit and steamship guarantees.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

11.     SEGMENT DATA

The Company observes the provisions of SFAS No. 131. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two geographic segments:
(i) United States and (ii) Foreign. The following represents selected consolidated financial information for the Company's segments for the fiscal years ended June 30, 2000, 1999 and 1998:


                                                  2000           1999          1998
                                               ----------    -----------    ----------
                                                           (in thousands)
         Sales to unaffiliated customers:
           United States                       $   53,677     $   50,573    $   50,269
           Foreign (see Note 9)                     -             -             -

         Identifiable assets:
           United States                           32,584         33,067        39,783
           Foreign                                 22,945         22,720        18,780

12.     SUBSEQUENT EVENTS

On July 27, 2000, the Company signed an Asset Purchase Agreement to acquire the net assets of Continental Instruments, LLC. ("Continental") for an initial purchase price of $7,500,000, with additional payments, subject to adjustment based on a closing balance sheet and certain other contingent events, of up to $1,700,000 (the "Deferred Payments"). The Company financed the transaction with borrowings under a term loan of $8,250,000. Continental designs and sells access control and other security control systems to dealers and distributors worldwide.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998



The acquisition described above will be accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. The estimates of fair value are preliminary and subject to adjustment for a period of up to one year from the date of acquisition, and any such adjustments are not expected to be material. Any increases or decreases in the Deferred Payments will be recorded as adjustments to the purchase price and related goodwill prospectively from the date of the change in payment. Costs in excess of net assets acquired of approximately $6,700,000 will be allocated to goodwill in the first quarter of fiscal 2001.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY
CONDENSED BALANCE SHEETS


                                                                                As of June 30
                                                                          ---------------------------
                             ASSETS                                           2000           1999
                           ----------                                     ------------   ------------
                                                                                 (in thousands)
CASH                                                                        $     971      $   1,452

ACCOUNTS RECEIVABLE, net                                                       13,442         13,311

INVENTORIES                                                                     6,412          6,583

PREPAID EXPENSES AND OTHER CURRENT ASSETS                                         700            489

DEFERRED INCOME TAXES                                                         -                  716
                                                                          -----------    -----------

               Total current assets                                            21,525         22,551

INVESTMENT IN SUBSIDIARIES, on equity basis                                    30,369         29,495

PROPERTY, PLANT AND EQUIPMENT, net                                              4,871          5,777

DEFFERED INCOME TAXES                                                             716          -

OTHER ASSETS                                                                      227            214
                                                                          -----------    -----------
                                                                            $  57,708      $  58,037
                                                                            =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES                                                         $   2,958      $   5,665

DUE TO SUBSIDIARIES                                                             4,916          3,361

LONG-TERM DEBT                                                                 16,183         17,241

DEFERRED INCOME TAXES                                                             292            442
                                                                            ---------      ---------

               Total liabilities                                               24,349         26,709

STOCKHOLDERS' EQUITY                                                           33,359         31,328
                                                                            ---------      ---------
                                                                            $  57,708      $  58,037
                                                                            =========      =========




This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY
CONDENSED STATEMENTS OF INCOME



                                                                   For the Fiscal Years Ended June 30,
                                                                ------------------------------------------
                                                                    2000           1999          1998
                                                                -------------- ------------- -------------
                                                                              (in thousands)

NET SALES                                                       $    33,611    $    35,733   $    41,610

COST OF SALES                                                        24,020         26,325        32,022
                                                                -----------    -----------   -----------

         Gross profit                                                 9,591          9,408         9,588

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          7,318          7,741         7,934
                                                                -----------    -----------   -----------

         Operating income                                             2,273          1,667         1,654

EQUITY IN EARNINGS OF SUBSIDIARIES                                      874            284           757

OTHER EXPENSE, net                                                   (1,400)        (1,383)         (898)
                                                                ------------   -----------   -----------

         Income before (benefit) for income taxes                      1,747           568         1,513

(BENEFIT) FOR INCOME TAXES                                              (263)       (1,925)         (525)
                                                                ------------   -----------   -----------

         Net income                                             $     2,010    $     2,493   $     2,038
                                                                ============   ===========   ===========




This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                      Column A                           Column B     Column C       Column D      Column E
----------------------------------------------------   -----------   ----------   -------------   ----------
                                                        Balance at   Charged to                    Balance
                                                        Beginning    Costs and                    at End of
                     Description                        of Period     Expenses    Deductions (1)    Period
----------------------------------------------------   -----------   ----------   -------------   ----------
For the year ended June 30, 1998:
  Allowance for doubtful accounts (deducted from
    accounts receivable)                                 $  805        $   50         $   100        $  755
                                                         ======        ======         =======        ======

For the year ended June 30, 1999:
  Allowance for doubtful accounts (deducted from
    accounts receivable)                                 $  755        $  230         $    98        $  887
                                                         ======        ======         =======        ======

For the year ended June 30, 2000:
  Allowance for doubtful accounts (deducted from
    accounts receivable)                                 $  887        $  110         $   375        $  622
                                                         ======        ======         =======        ======


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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the Company's definitive proxy statement for the 2000 annual meeting of stockholders which the Company intends to file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 2000 fiscal year, and, accordingly, items 10, 11, 12 and 13 are omitted pursuant to General Instruction G(3).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)1.  Financial Statements

        The following consolidated financial statements of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                          Page
                                                                                          ----
        Report of Independent Public Accountants as of
        June 30, 2000 and 1999 and for each of the
        3 Years in the Period Ended June 30, 2000...........................................16

        Consolidated Balance Sheets as of
        June 30, 2000 and 1999..............................................................17

        Consolidated Statements of Income for the Years
        Ended June 30, 2000, 1999 and 1998..................................................18

        Consolidated Statements of Stockholders' Equity
        for the Years Ended June 30, 2000, 1999
        and 1998............................................................................19

        Consolidated Statements of Cash Flows for the
        Years Ended June 30, 2000, 1999 and 1998............................................20

        Notes to Consolidated Financial Statements,
        June 30, 2000, 1999 and 1998........................................................21

(a)2.  Financial Statement Schedules

        The following consolidated financial statement schedules of NAPCO
Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

        I:   Condensed Financial Information
             on Parent Company..............................................................32

        II:  Valuation and Qualifying Accounts..............................................34

        Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(a)3 and (c).  Exhibits


Exhibit
  No.                       Title
--------                    -----
Ex-3.(i)       Articles of Incorporation, as amended....................Exhibit 3a to Report on
                                                                        Form 10-K for fiscal year
                                                                        ended June 30, 1988

Ex-3.(ii)      Amended and Restated By-Laws ............................Exhibit 3.(ii) to Report
                                                                        on Form 10-K for fiscal
                                                                        year ended June 30, 1999

Ex-10.A        Amended and Restated 1992 Incentive
               Stock Option Plan  ......................................Exhibit 10.A to Report on
                                                                        Form 10-K for fiscal year
                                                                        ended June 30, 1999


Ex-10.B        1990 Non-Employee Stock Option Plan......................Exhibit 10c to
                                                                        Report on Form
                                                                        10-K for fiscal year
                                                                        ended June 30, 1991

Ex-10.C        Defined Contribution Pension Plan
               Basic Plan Document......................................Exhibit 10d to Report on
                                                                        Form 10-K for fiscal year
                                                                        ended June 30, 1989

Ex-10.D        Defined Contribution Pension Plan
               401(k) Profit Sharing Plan
               Adoption Agreement.......................................Exhibit 10e to Report on
                                                                        Form 10-K for fiscal year
                                                                        ended June 30, 1989






Ex-10.E        Promissory Note dated as of November 8,
               1991 between Citibank, N.A. and
               the Company..............................................Exhibit 10-i
                                                                        to Report on Form 10-K
                                                                        for fiscal year ended
                                                                        June 30, 1992

Ex-10.F        Credit Agreement dated November 8,
               1991 between N.S.S. Caribe S.A. and
               Citibank, N.A............................................Exhibit 10.j to
                                                                        Report on Form 10-K for
                                                                        fiscal year ended June
                                                                        30, 1992

Ex-10.G        First Amendment dated as of November 5,
               1993 to Credit Agreement dated as of
               November 8, 1991 with Citibank, N.A......................Exhibit 10-0 to Report on Form 10-K
                                                                        for fiscal year ended
                                                                        June 30, 1993

Ex-10.H        Loan and Security Agreement with
               Marine Midland Bank dated as of
               May 12, 1997.............................................Exhibit 10.I to Rpt. On
                                                                        Form 10K for fiscal year
                                                                        ended June 30, 1997

Ex-10.I        Revolving Credit Note #1 to Marine
               Midland Bank dated as of May 12, 1997....................Exhibit 10.J to
                                                                        Report on Form 10-K for
                                                                        Fiscal year ended June
                                                                        30, 1997

Ex-10.J        Revolving Credit Note #2 to Marine
               Midland Bank dated as of May 12, 1997....................Exhibit 10.K to
                                                                        Report on Form 10-K for
                                                                        fiscal year ended June
                                                                        30, 1997

Ex-10.K        Promissory Note to Marine Midland Bank
               dated as of May 12, 1997.................................Exhibit 10-L to
                                                                        Report on Form 10-K for
                                                                        fiscal year ended June
                                                                        30, 1997

Ex-10.L        Amendment No. 1 to the Loan and Security
               Agreement with Marine Midland Bank
               dated as of May 28, 1998.................................Exhibit 10-M to
                                                                        Reportin Form 10-K for
                                                                        fiscal year ended
                                                                        June 30, 1998.

Ex.-10.M       Term Loan Note to Marine Midland Bank dated as of
               May 28, 1998 ............................................Exhibit 10-N to
                                                                        Report in Form 10-K
                                                                        For fiscal year ended
                                                                        June 30, 1998.

Ex-10.N        Promissory Note to Kenneth Rosenberg dated as of
               May 28, 1998 ............................................Exhibit 10.O to Report
                                                                        in Form 10-K for fiscal
                                                                        year ended June 30, 1998.


Ex-10.O        Consulting Agreement with Kenneth Rosenberg
               dated as of May 28, 1998.................................Exhibit 10.P to Report
                                                                        in Form 10-K for fiscal
                                                                        year ended
                                                                        June 30, 1998.

Ex-10.P        Employment Agreement with Richard Soloway ...............Exhibit 10.Q to
                                                                        Report in Form 10-Q for
                                                                        period ended
                                                                        March 31, 1999.

Ex-10.Q        Employment  Agreement with Jorge Hevia ..................Exhibit 10.R to
                                                                        Report in Form 10-Q for
                                                                        period ended
                                                                        March 31, 1999.
Ex-10.R        Amendment No. 2 to the Loan and Security
               Agreement with HSBC Bank
               dated as of June 30, 1999................................Exhibit 10.S to
                                                                        Report on Form 10-K
                                                                        for fiscal year ended
                                                                        June 30, 1999

Ex-10.S        Employment Agreement with Michael Carrieri ..............Exhibit 10.U to
                                                                        Report on Form 10-Q
                                                                        For fiscal quarter
                                                                        ended September 30, 1999

Ex-10.T        Indemnification Agreement dated August 9, 1999...........Exhibit 10.T to
                                                                        Report on Form 10-K
                                                                        For fiscal year ended
                                                                        June 30, 1999

Ex-10.U        Asset Purchase Agreement (1) ............................Exhibit 2.1 to
                                                                        Report on Form 8-K
                                                                        Filed July 27, 2000

Ex-10.V        Amendment No. 4 to Loan and Security Agreement           Exhibit 10.V to
                                                                        Report on Form 8-K
                                                                        Filed July 27, 2000

Ex-11          Computation of earnings per share.......................................E-1

Ex-12          Computation of ratios...................................................E-2

Ex-21          Subsidiaries of the Registrant..........................................E-3



Ex-23          Consent of Independent Public Accountants...............................E-4

Ex-27          Financial Data Schedule.................................................E-5

        Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the registrant will be provided with copies of these exhibits upon written request to the Company.

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 27, 2000

                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)

By: /s/ RICHARD SOLOWAY                            By: /s/ KEVIN S. BUCHEL
    ---------------------                              -------------------
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

     Signature                              Title                         Date
     ---------                              -----                         ----
/s/RICHARD SOLOWAY                    Chairman of the               September 27, 2000
----------------------
  Richard Soloway                     Board of Directors

/s/ KEVIN S. BUCHEL
--------------------------
  Kevin S. Buchel                     Director                      September 27, 2000


/s/RANDY B. BLAUSTEIN
--------------------------
Randy B. Blaustein                    Director                      September 27, 2000


/s/ANDREW J. WILDER
--------------------------
Andrew J. Wilder                      Director                      September 27, 2000


                                   FORM 10-K





                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.



                      FOR FISCAL YEAR ENDING JUNE 30, 2000




                        COMMISSION FILE NUMBER : 0-10004




                          NAPCO SECURITY SYSTEMS, INC.




                                    EXHIBITS

                                Index to Exhibits
                                -----------------

Ex-11           Computation of earnings per share ..........................   E-1

Ex-12           Computation of ratios ......................................   E-2

Ex-21           Subsidiaries of the Registrant .............................   E-3

Ex-23           Consent of Independent Public Accountants ..................   E-4

Ex-27           Financial Data Schedule ....................................   E-5