Form 10-Q
period 2000-09-30
NAPCO SECURITY SYSTEMS INC
filed 2000-11-14
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO __________ .


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

                                               Yes [X]           No [ ]




Number of shares outstanding of each of the                  SEPTEMBER 30, 2000
issuer's classes of common stock, as of:

COMMON STOCK, $.01 PAR VALUE PER SHARE                           3,498,901

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX
                               SEPTEMBER 30, 2000

                                                                                    Page
                                                                                    ----
PART I:  FINANCIAL INFORMATION (unaudited)
            Condensed Consolidated Balance Sheets,
            September 30, 2000 and June 30, 2000                                     3

            Condensed Consolidated Statements of Income for the Three
            Months Ended September 30, 2000 and 1999                                 4

            Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 2000 and 1999                                 5

            Notes to Condensed Consolidated Financial Statements                     6

            Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    9

PART II:  OTHER INFORMATION                                                         11

SIGNATURE PAGE                                                                      12

INDEX TO EXHIBITS                                                                   13

                                      -2-

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                               September 30,      June 30,
ASSETS                                                                               2000          2000
                                                                               -------------        --------
Current Assets: (in thousands, except share data)
       Cash and cash equivalents                                                 $  3,296      $  2,384
       Accounts receivable, less reserve for doubtful accounts:
            September 30, 2000  $    676
            June 30, 2000       $    622                                           16,734        18,027
       Inventories (Note 2)                                                        22,036        19,478
       Prepaid expenses and other current assets                                    1,373         1,086
                                                                                   --------      --------
            Total current assets                                                   43,439        40,975
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
            September 30, 2000  $ 14,132
            June 30, 2000       $ 13,712                                           10,961        11,105
Goodwill, net of accumulated amortization                                          10,108         2,379
Deferred income taxes                                                                 716           716
Other Assets                                                                          427           354
                                                                                   --------      --------
                                                                                  $ 65,651      $ 55,529
                                                                                  ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                                         $  3,106      $  1,023
       Accounts payable                                                             3,665         2,551
       Accrued and other current liabilities                                        1,814         2,075
       Accrued income taxes                                                            46            46
                                                                                  --------      --------
            Total current liabilities                                               8,631         5,695
Long-Term Debt                                                                     23,696        16,183
Deferred Income Taxes                                                                 292           292
                                                                                  --------      --------
            Total liabilities                                                      32,619        22,170
                                                                                  --------      --------
Stockholders' Equity:
       Common stock, par value $.01 per share; 21,000,000 shares authorized,
            5,917,352 shares issued; 3,498,901
            shares outstanding                                                         59            59
       Additional paid-in capital                                                     772           772
       Retained earnings                                                           36,650        36,977
       Less: Treasury stock, at cost (2,418,451 shares)                            (4,449)       (4,449)
                                                                                  --------      --------
            Total stockholders' equity                                             33,032        33,359
                                                                                  --------      --------
                                                                                  $ 65,651      $ 55,529
                                                                                  ========      ========



  The accompanying notes are an integral part of these condensed consolidated balance sheets

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                         Three Months Ended
                                                                           September 30,
                                                                         ------------------
                                                                      2000                1999
                                                                      ----                ----
                                                             (in thousands, except share and per share data)

Net Sales                                                          $    11,035      $    10,449
Cost of Sales                                                            7,904            7,858
                                                                   -----------      -----------
            Gross profit                                                 3,131            2,591
Selling, General and Administrative Expenses                             2,986            2,719
                                                                   -----------      -----------
            Operating income (loss)                                        145             (128)
                                                                   -----------      -----------
Interest Expense, net                                                      465              321
Other  Expense, net                                                          7               32
                                                                   -----------      -----------
                                                                           472              353
                                                                   -----------      -----------
            (Loss) before (benefit) for income taxes                      (327)            (481)
(Benefit) for Income Taxes                                                  --              (85)
                                                                   -----------      -----------
            Net (loss)                                             $      (327)     $      (396)
                                                                   ===========      ===========
Net (loss) Per Share (Note 4): Basic                               $     (0.09)     $     (0.11)
                                                                   ===========      ===========
                             Diluted                               $     (0.09)     $     (0.11)
                                                                   ===========      ===========
Weighted Average Number of Shares Outstanding (Note 4):Basic         3,498,901        3,492,751
                                                                   ===========      ===========
                                                       Diluted       3,498,901        3,492,751
                                                                   ===========      ===========

 The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                      Three Months Ended
                                                                         September 30,
                                                                      ------------------
                                                                       2000        1999
                                                                       ----        ----
                                                                        (in thousands)
Net Cash Provided by Operating Activities                           $   961      $    112
                                                                      -------     -------
Cash Flows from Investing Activities:
       Acquisition of business, net of cash acquired                $(7,633)     $    --
       Net purchases of property, plant and equipment                  (174)         (230)
                                                                      -------     -------
            Net cash used in investing activities                    (7,807)         (230)
                                                                      -------     -------
Cash Flows from Financing Activities:
       Proceeds from acquisition financing                          $ 8,250           --
       Principal payments on long-term debt                            (492)         (424)
                                                                      -------     -------
            Net cash provided by (used in) financing activities       7,758          (424)
                                                                      -------     -------
Net Increase (Decrease) in Cash and Cash Equivalents                    912          (542)
Cash and Cash Equivalents at Beginning of Period                      2,384         2,230
                                                                      -------     -------
Cash and Cash Equivalents at End of Period                          $ 3,296      $  1,688
                                                                     =======      =======
Cash Paid During the Period for:
       Interest                                                     $   626       $   315
                                                                     =======      =======
       Income taxes                                                 $     9       $     6
                                                                     =======      =======
Supplemental Non-cash Financing Activities:
       Deferred acquisition payments                                $ 1,700       $    --
                                                                     =======      =======


  The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.)         Summary of Significant Accounting Policies and Other Disclosures

            The information for the three months ended September 30, 2000 and 1999 is unaudited but, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.) Inventories

    Inventories consist of:                                                                        September 30,        June 30,
                                                                                                       2000              2000
                                                                                                  -----------       -----------
                                                                                                          (in thousands)
                                       Component parts                                            $    11,575       $    10,231
                                       Work-in-process                                                  4,597             4,063
                                       Finished products                                                5,864             5,184
                                                                                                  -----------       -----------
                                                                                                  $    22,036       $    19,478
                                                                                                  ===========       ===========

3.) Property, Plant and Equipment
    Property, Plant and Equipment consists of:

                                                                                         September 30,                June 30,
                                                                                              2000                      2000
                                                                                      -------------------       -------------------
                                                                                                      (in thousands)
               Land                                                                    $            904           $            904
               Building                                                                           8,911                      8,911
               Molds and dies                                                                     3,690                      3,642
               Furniture and fixtures                                                             1,065                      1,022
               Machinery and equipment                                                           10,467                     10,283
               Building improvements                                                                 56                         56
                                                                                       ----------------           ----------------
                                                                                                 25,093                     24,818
               Less: Accumulated depreciation and amortization                                   14,132                     13,713
                                                                                       ----------------           ----------------
                                                                                       $         10,961           $         11,105
                                                                                       ================           ================

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.)         Net Income Per Common Share

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

            A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for net income is as follows:

                                                                       Three Months Ended
                                                                          September 30,
                                                                (in thousands, except per share data)
                                                                -------------------------------------
                                                           Net Income          Shares       Per Share
                                                          (numerator)       (denominator)     Amounts
                                                          -----------       -------------     -------
      Net income (loss)                                    $(327)             --                 --
                                                           -----            -----           ------
      BASIC EPS
      Net income attributable to
         common stock                                      $(327)           3,499           $(0.09)
      EFFECT OF DILUTIVE SECURITIES
       Options                                                --               --               --
                                                           -----            -----           ------
      DILUTED EPS
      Net income attributable to
         common stock and assumed
         option exercises                                  $(327)           3,499           $(0.09)
                                                           =====            =====           ======

       Options to purchase 259,240 shares of common stock in the three months ended September 30, 2000 were not included in the computation of diluted EPS because the exercise prices of 137,040 of the options exceeded the average market price of the common shares for this period and the inclusion of the remaining 122,200 options would have been anti-dilutive. These options were still outstanding at the end of the period.

5.)         Acquisition of Business

            On July 27, 2000, Napco Security Systems, Inc. (the "Company") through a subsidiary, pursuant to an Asset Purchase Agreement dated July 2000 with Continental Instruments LLC ("Continental") of Edgewood, New York, acquired substantially all of the assets of Continental for consideration consisting of cash and deferred payments as described in the Asset Purchase Agreement as previously filed on Amendment No. 1 to Form 8-K.

            The Continental business involves the manufacturing and distribution of access control and security management systems. The Company plans to continue to use the equipment and other physical property acquired in the Company's access control business.

            The acquisition was financed by an $8,250,000 loan from the Company's primary lender, to be repaid over 60 equal monthly installments. The loan is secured by a mortgage, guarantees and other collateral. Approximately $7,800,000, which represents the excess of the purchase price over the cost of assets acquired, is being amortized on a straight-line basis over an estimated useful life of 20 years.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized below are the unaudited pro forma results of operations as though this acquisition had occurred at the beginning of fiscal 2000. Pro forma adjustments have been made for (1) excess purchase price over net assets acquired and related amortization expense, (2) initial $8,250,000 cash borrowings under a term loan, (3) cash used as initial consideration in the purchase transaction, (4) deferred financing costs associated with the term loan and related amortization, (5) additional salary expense for employees not previously included in salary expense, (6) additional interest expense for term loan.



                                                               Three months ended                Fiscal Year ended
                                                               September 30, 2000                   June 30, 2000
                                                             -----------------------              --------------------
                                                             (in thousands, except per            (in thousands, except
                                                               share data)                        share data)
                                  Pro forma:
                                       Net sales                  $   11,314                     $   59,115
                                       Net income (loss)          $     (405)                    $    2,357
                                  Net income (loss) per share:
                                       Basic                      $    (0.12)                    $     0.69
                                       Diluted                    $    (0.12)                    $     0.69


                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


                            AND RESULTS OF OPERATIONS


Results of Operations

Sales for the three months ended September 30, 2000 increased by 6% to $11,035,000 as compared to $10,449,000 for the same period period a year ago. The increase in net sales for the three months ended September 30, 2000 resulted primarily from the Continental acquisition, partially offset by a decrease in sales to a major customer due to a reduction in their inventory position.

The Company's gross margin for the three months ended September 30, 2000 increased by $540,000 to $3,131,000 or 28.4% of sales as compared to $2,591,000 or 24.8% of sales for the same period a year ago. The increase in dollars and as a percentage of sales were both primarily due to the increased sales as discussed above as well as to the larger profit margins associated with the Continental products.

Selling, general and administrative expenses for the three months ended September 30, 2000 increased by $267,000 to $2,986,000 as compared to $2,719,000 a year ago. The increase reflects the additional expenses associated with the Continental operations.

Interest and other expense for the three months ended September 30, 2000 increased by $119,000 to $472,000 from $353,000 for the same period a year ago. This increase is primarily the result of the interest expense resulting from the financing of the Continental acquisition as partially offset by the Company's continued reduction in certain of its other outstanding debt.

Provision for income taxes for the three months ended September 30, 2000 increased by $85,000 to no provision as compared to a benefit of $85,000 for the same period a year ago. This increase was primarily due to the favorable effect in fiscal 2000 of the reversal of previously recorded reserves no longer required with respect to IRS audits of fiscal years 1986 through 1997.

Net loss decreased by $69,000 to a loss of $327,000 or $(0.09) per share for the three months ended September 30, 2000 as compared to a loss of $396,000 or $(0.11) per share for the same period a year ago. These changes were the result of the items described above.

Liquidity and Capital Resources

During the three months ended September 30, 2000 the Company utilized all of its cash generated from operations and a portion of its cash on hand to reduce its outstanding borrowings, purchase property and equipment and invest in additional inventory as discussed below. During the quarter, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC (see note 5 to the financial statements).


Accounts Receivable at September 30, 2000 decreased $1,293,000 to $16,734,000 as compared to $18,027,000 at June 30, 2000. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2000 as compared to the quarter ended September 30, 2000.


Inventory at September 30, 2000 increased by $2,558,000 to $22,036,000 as compared to $19,478,000 at June 30, 2000. This increase was primarily the result of the Company increasing production of certain of its existing products in preparation for the rollout of several new products during the fiscal year as well as in anticipation of the historical increase of sales during the fiscal year. The Company's inventory levels also increased as a result of the purchase of Continental.

In May of 1998 the Company repurchased 889,576 shares of Napco common stock for $5.00 per share from one of its co-founders. $2.5 million was paid at closing with the balance of the purchase price to be paid over a four (4) year period. The portion of the purchase price paid at closing was financed by the Company's primary bank and is to be repaid over a five (5) year period.

Other than the $8,250,000 loan described above, the Company's bank debt consists of a $16,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit. The revolving credit agreement was amended to expire in October 2001 and any outstanding borrowings are to be repaid on or before that time.


As of September 30, 2000 the Company had no material commitments for capital expenditures.

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

Forward-looking Statements

This quarterly report, other than historical financial information, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Item 1 of the Company's annual report on Form 10-K for the year ended June 30, 2000. These include risks and uncertainties relating to competition and technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.


Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At September 30, 2000 an aggregate amount of approximately $15,000,000 was outstanding under this credit facility with a weighted average interest rate of 7.8%. If principal amounts outstanding under this facility remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $187,500 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

                                      -10-
                           PART II: OTHER INFORMATION

Item 1.     Legal Proceedings
                     None

Item 2.     Changes in Securities
                     None

Item 3.     Defaults Upon Senior Securities
                     None

Item 4.     Submission of Matters to a Vote of Security Holders

                     None

Item 5.     Other Information
                     None

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

            27   Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended September 30, 2000 other than the following: A report on Form 8-K was filed on September 27, 2000 with respect to the acquisition of substantially all of the assets of Continental Instruments LLC on July 27, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2000


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

    27                    Financial Data Schedule