Form 10-Q
period 2000-12-31
NAPCO SECURITY SYSTEMS INC
filed 2001-02-14
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2000

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         ___________ .

Commission File Number:              0-10004
                        --------------------------------

                          NAPCO SECURITY SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                       11-2277818
-------------------------------            -------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

     333 Bayview Avenue
     Amityville, New York                                  11701
-------------------------------            -------------------------------------
                                                         (Zip Code)


                                 (631) 842-9400
             ------------------------------------------------------
               (Registrant's telephone number including area code)

                                      NONE
             ------------------------------------------------------
               (Former name, former address and former fiscal year
               if changed from last report)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    Yes  X                       No
                       -----                       -----

     Number of shares outstanding of each of the
     issuer's classes of common stock, as of:           DECEMBER 31, 2000

        COMMON STOCK, $.01 PAR VALUE PER SHARE              3,508,210

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                DECEMBER 31, 2000

                                                                                        Page
PART I:  FINANCIAL INFORMATION (unaudited)

                  Condensed Consolidated Balance Sheets,
                  December 31, 2000 and June 30, 2000 ...............................      3

                  Condensed Consolidated Statements of Income for the Three
                  Months Ended December 31, 2000 and 1999 ...........................      4

                  Condensed Consolidated Statements of Income for the Six
                  Months Ended December 31, 2000 and 1999 ...........................      5

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended December 31, 2000 and 1999 ...........................      6

                  Notes to Condensed Consolidated Financial Statements ..............      7

                  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .............................................     10

PART II:  OTHER INFORMATION .........................................................     12

SIGNATURE PAGE ......................................................................     13

INDEX TO EXHIBITS ...................................................................     14

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                            December 31,         June 30,
                                ASSETS                                                         2000                2000
                                                                                             ---------           --------
Current Assets:                                                                            (in thousands, except share data)
          Cash and cash equivalents                                                          $  1,689            $  2,384
          Accounts receivable, less reserve for doubtful accounts:
                  December 31, 2000             $    721
                  June 30, 2000                 $    622                                       14,359              18,027
          Inventories (Note 2)                                                                 23,521              19,478
          Prepaid expenses and other current assets                                             1,637               1,086
                                                                                             --------            --------
                  Total current assets                                                         41,206              40,975
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
                  December 31, 2000             $ 14,492
                  June 30, 2000                 $ 13,712                                       10,880              11,105
Goodwill, net of accumulated amortization                                                       9,984               2,379
Deferred income taxes                                                                             716                 716
Other Assets                                                                                      419                 354
                                                                                             --------            --------
                                                                                             $ 63,205            $ 55,529
                                                                                             ========            ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities:
          Current portion of long-term debt                                                   $ 3,117             $ 1,023
          Accounts payable                                                                      3,624               2,551
          Accrued and other current liabilities                                                 1,656               2,075
          Accrued income taxes                                                                     29                  46
                                                                                             --------            --------
                  Total current liabilities                                                     8,426               5,695
Long-Term Debt                                                                                 21,006              16,183
Deferred Income Taxes                                                                             292                 292
                                                                                             --------            --------
                  Total liabilities                                                            29,724              22,170
                                                                                             --------            --------
Stockholders' Equity:
          Common  stock, par value $.01 per share; 21,000,000 shares authorized,
                  5,934,852 and 5,917,352 shares issued respectively,
                  3,508,210 and 3,498,901 shares outstanding respectively                          59                  59
          Additional paid-in capital                                                              816                 772
          Retained earnings                                                                    37,084              36,977
          Less: Treasury stock, at cost (2,426,642 and 2,418,451 shares respectively)          (4,478)             (4,449)
                                                                                             --------            --------
                  Total stockholders' equity                                                   33,481              33,359
                                                                                             --------            --------
                                                                                             $ 63,205            $ 55,529
                                                                                             ========            ========

The accompanying notes are an integral part of these condensed consolidated balance sheets

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                              Three Months Ended
                                                                                 December 31,
                                                                       --------------------------------
                                                                          2000                 1999
                                                                       -----------          -----------
                                                                (in thousands, except share and per share data)
Net Sales                                                              $    13,798          $    12,214
Cost of Sales                                                                9,962                9,171
                                                                       -----------          -----------
                  Gross profit                                               3,836                3,043
Selling, General and Administrative Expenses                                 3,116                2,541
                                                                       -----------          -----------
                  Operating income                                             720                  502
                                                                       -----------          -----------
Interest Expense, net                                                          447                  333
Other  Income, net                                                            (161)                  (2)
                                                                       -----------          -----------
                                                                               286                  331
                                                                       -----------          -----------
                  Income before provision for income taxes                     434                  171
Provision for Income Taxes                                                      --                   26
                                                                       -----------          -----------
                  Net Income                                           $       434          $       145
                                                                       ===========          ===========
Net Income per share (Note 4):  Basic                                  $      0.12          $      0.04
                                                                       ===========          ===========
                                Diluted                                $      0.12          $      0.04
                                                                       ===========          ===========
Weighted average number of shares outstanding (Note 4):   Basic          3,503,556            3,495,351
                                                                       ===========          ===========
                                                          Diluted        3,524,706            3,505,482
                                                                       ===========          ===========


The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                             Six Months Ended
                                                                                December 31,
                                                                        -------------------------------
                                                                            2000                1999
                                                                        -----------         -----------
                                                               (in thousands, except share and per share data)
Net Sales                                                               $    24,833         $    22,663
Cost of Sales                                                                17,866              17,029
                                                                        -----------         -----------
                  Gross profit                                                6,967               5,634
Selling, General and Administrative Expenses                                  6,102               5,260
                                                                        -----------         -----------
                  Operating income                                              865                 374
                                                                        -----------         -----------
Interest Expense, net                                                           912                 654
Other  (Income) Expense, net                                                   (154)                 30
                                                                        -----------         -----------
                                                                                758                 684
                                                                        -----------         -----------
                  Income (loss) before benefit for income taxes                 107                (310)
Benefit for Income Taxes                                                         --                 (59)
                                                                        -----------         -----------
                  Net Income (loss)                                     $       107         $      (251)
                                                                        ===========         ===========
Net Income (loss) per share (Note 4):  Basic                            $      0.03         $     (0.07)
                                                                        ===========         ===========
                                       Diluted                          $      0.03         $     (0.07)
                                                                        ===========         ===========
Weighted average number of shares outstanding (Note 4):   Basic           3,502,004           3,493,618
                                                                        ===========         ===========
                                                          Diluted         3,522,544           3,493,618
                                                                        ===========         ===========

The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                Six Months Ended
                                                                                  December 31,
                                                                             -----------------------
                                                                              2000             1999
                                                                             -------         -------
                                                                                 (in thousands)
Net Cash Provided by Operating Activities                                    $ 2,260         $   789
                                                                             -------         -------
Cash Flows from Investing Activities:
          Acquisition of business, net of cash acquired                      $(7,633)        $    --
          Net purchases of property, plant and equipment                        (554)           (472)
                                                                             -------         -------
                  Net cash used in investing activities                       (8,187)           (472)
                                                                             -------         -------
Cash Flows from Financing Activities:
          Proceeds from acquisition financing                                $ 8,250              --
          Principal payments on long-term debt                                (3,033)           (904)
          Proceeds from sale of common stock                                      44              --
          Payments for purchase of Treasury stock                                (29)             --
                                                                             -------         -------
                  Net cash provided by (used in) financing activities          5,232            (904)
                                                                             -------         -------
Net Decrease in Cash and Cash Equivalents                                       (695)           (587)
Cash and Cash Equivalents at Beginning of Period                               2,384           2,230
                                                                             -------         -------
Cash and Cash Equivalents at End of Period                                   $ 1,689         $ 1,643
                                                                             =======         =======
Cash Paid During the Period for:
          Interest                                                           $ 1,217         $   725
                                                                             =======         =======
          Income taxes                                                       $    --         $   129
                                                                             =======         =======
Supplemental Non-cash Financing Activities:
          Deferred acquisition payments                                      $ 1,700         $    --
                                                                             =======         =======

The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)      Summary of Significant Accounting Policies and Other Disclosures

         The information for the three and six months ended December 31, 2000 and 1999 is unaudited but, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Company has adopted all recently effective accounting standards which have an impact on its condensed financial statements.

2.)      Inventories

         Inventories consist of:                              December 31,     June 30,
                                                                 2000           2000
                                                                -------        -------
                                                                    (in thousands)
                                Component parts                 $12,355        $10,231
                                Work-in-process                   4,906          4,063
                                Finished products                 6,260          5,184
                                                                -------        -------
                                                                $23,521        $19,478
                                                                =======        =======

3.)               Property, Plant and Equipment

Property, Plant and Equipment consists of:                                           December 31,     June 30,
                                                                                        2000            2000
                                                                                       -------        -------
                                                                                           (in thousands)
                                Land                                                   $   904        $   904
                                Building                                                 8,911          8,911
                                Molds and dies                                           3,757          3,642
                                Furniture and fixtures                                   1,098          1,022
                                Machinery and equipment                                 10,646         10,283
                                Building improvements                                       56             56
                                                                                       -------        -------
                                                                                        25,372         24,818
                                Less: Accumulated depreciation and amortization         14,492         13,713
                                                                                       -------        -------
                                                                                       $10,880        $11,105
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

         A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for net income is as follows:

                                                   Three Months Ended December 31, 2000
                                                  (in thousands, except per share data)
                                         -------------------------------------------------------
                                         Net Income              Shares               Per Share
                                         (numerator)          (denominator)            Amounts
                                         -----------          -------------          -----------
Net income                               $       434                    --                    --
                                         -----------           -----------           -----------
BASIC EPS
Net income attributable to
   common stock                          $       434                 3,504           $      0.12

EFFECT OF DILUTIVE SECURITIES
 Options                                          --                    21                    --
                                         -----------           -----------           -----------
DILUTED EPS
Net income attributable to
   common stock and assumed
   option exercises                      $       434                 3,525           $      0.12
                                         ===========           ===========           ===========

                                                Six Months Ended December 31, 2000
                                               (in thousands, except per share data)
                                          -------------------------------------------------
                                          Net Income            Shares           Per Share
                                          (numerator)       (denominator)         Amounts
                                          -----------       -------------       -----------
Net income                                $       107                 --                 --
                                          -----------        -----------        -----------
BASIC EPS
Net income attributable to
   common stock                           $       107              3,502        $      0.03
EFFECT OF DILUTIVE SECURITIES
 Options                                           --                 21                 --
                                          -----------        -----------        -----------
DILUTED EPS
Net income attributable to
   common stock and assumed
   option exercises                       $       107              3,523        $      0.03
                                          ===========        ===========        ===========

         Options to purchase 150,560 shares of common stock in the three and six months ended December 31, 2000 were not included in the computation of diluted EPS because the exercise prices of the options exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the period.

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

         Summarized below are the unaudited pro forma results of operations as though this acquisition had occurred at the beginning of fiscal 2000. Pro forma adjustments have been made for (1) excess purchase price over net assets acquired and related amortization expense, (2) initial $8,250,000 cash borrowings under a term loan, (3) cash used as initial consideration in the purchase transaction, (4) deferred financing costs associated with the term loan and related amortization, (5) additional salary expense for employees not previously included in salary expense and (6) additional interest expense for term loan.


                                        Six months ended             Six months ended
                                       December 31, 2000             December 31, 1999
                                     ---------------------         ---------------------
                                     (in thousands, except         (in thousands, except
                                        per share data)               per share data)
Pro forma:
     Net sales                           $      25,112               $       25,429
     Net income (loss)                   $          29               $          (67)

Net income (loss) per share:
     Basic                               $        0.01              $          (.02)
     Diluted                             $        0.01              $          (.02)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the three months ended December 31, 2000 increased by 13.0% to $13,798,000 as compared to $12,214,000 for the same period a year ago. Sales for the six months ended December 31, 2000 increased by 9.6% to $24,833,000 from $22,663,000 for the same period a year ago. The increase in net sales for the three and six months ended December 31, 2000 resulted primarily from the Continental acquisition. In addition, net sales for the three months ended December 31, 2000 increased, in part, due to a general increase in sales of the Company's burglar alarm and door locking products.

The Company's gross margin for the three months ended December 31, 2000 increased by $793,000 to $3,836,000 or 27.8% of sales as compared to $3,043,000 or 24.9% of sales for the same period a year ago. Gross margin for the six months ended December 31, 2000 increased by $1,333,000 to $6,967,000 or 28.1% of sales from $5,634,000 or 24.9% of sales for the same period a year ago. The increases in dollars and as a percentage of sales are due primarily to the increased sales as discussed above as well as to the increase in sales of some of the Company's newer, higher-margin products.

Selling, general and administrative expenses for the three months ended December 31, 2000 increased by $575,000 to $3,116,000 as compared to $2,541,000 a year ago. For the six months ended December 31, 2000 selling, general and administrative expenses increased by $842,000 to $6,102,000 from $5,260,000 for the same period a year ago. The increases in the three and six month figures are due to the recently acquired Continental operation as partially offset by a slight reduction in the Company's non-Continental related expenses.

Interest and other expense for the three months ended December 31, 2000 decreased by $45,000 to $286,000 from $331,000 for the same period a year ago. For the six months ended December 31, 2000 interest and other expenses increased by $74,000 to $758,000 from $684,000 for the same period a year ago. These changes resulted primarily from the increase in Interest expense due to the financing used for the Continental acquisition, a partially offsetting decrease in Interest expense resulting from the continued reduction of the outstanding principal on the Company's non-Continental related debt and an increase in Other income as a result of an insurance settlement during the second quarter of fiscal 2001.

The Company had a zero provision for income taxes for the three and six months ended December 31, 2000 as compared to a provision of $26,000 and a benefit of $59,000 for the three and six months ended December 31, 1999. These changes resulted primarily from the adjustments made in fiscal 2000 relating to changes in certain of the Company's deferred tax items.

Net income increased by $289,000 to $434,000 or $0.12 per share for the three months ended December 31, 2000 as compared to $145,000 or $0.04 per share for the same period a year ago. For the six months ended December 31, 2000 net income increased by $358,000 to $107,000 or $0.03 per share from a loss of $251,000 or $(0.07) per share for the same period a year ago. These changes were due primarily to the items discussed above.

Liquidity and Capital Resources

During the six months ended December 31, 2000 the Company utilized all of its cash generated from operations and a portion of its cash on hand to reduce its outstanding borrowings, purchase property and equipment and invest in additional inventory as discussed below. During the first quarter, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC (see note 5 to the financial statements).

Accounts Receivable at December 31, 2000 decreased $3,668,000 to $14,359,000 as compared to $18,027,000 at June 30, 2000. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2000 as compared to the quarter ended December 31, 2000 as partially offset by the Continental acquisition.

Inventory at December 31, 2000 increased by $4,043,000 to $23,521,000 as compared to $19,478,000 at June 30, 2000. This increase was primarily the result of the Company increasing production of certain of its existing products in preparation for the rollout of several new products during the fiscal year as well as in anticipation of the historical increase of sales during the fiscal year. The Company's inventory levels also increased as a result of the purchase of Continental.

In May of 1998 the Company repurchased 889,576 shares of Napco common stock for $5.00 per share from one of its co-founders. $2.5 million was paid at closing with the balance of the purchase price to be paid over a four (4) year period. The portion of the purchase price paid at closing was financed by the Company's primary bank and is being repaid over a five (5) year period.

In November 2000 the Company adopted a stock repurchase program authorizing the Company from time to time to repurchase up to 200,000 shares of its common stock. As of December 31, 2000, the Company had repurchased 8,191 shares under this program.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Other than the $8,250,000 loan described above, the Company's bank debt consists of a $16,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit. The revolving credit agreement was amended to expire in January 2002 and any outstanding borrowings are to be repaid on or before that time.

As of December 31, 2000 the Company had no material commitments for capital expenditures.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At December 31, 2000 an aggregate amount of approximately $12,500,000 was outstanding under this credit facility with a weighted average interest rate of 8%. If principal amounts outstanding under this facility remained at this quarter-end level for an entire year and the interest rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $156,250 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

                  None


Item 2.  Changes in Securities

                  None


Item 3.  Defaults Upon Senior Securities

                  None


Item 4.  Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of the stockholders of the Company (the "Annual Meeting") was held on December 7, 2000.

      (b) At the Annual Meeting, Randy B. Blaustein was re-elected as director through 2003.

      (c) At the Annual Meeting, a proposal to extend the 1990 Non-Employee Stock Option Plan was passed.


Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

      (b) No reports on Form 8-K have been filed during the Company's fiscal quarter ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 12, 2001


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


         None