Form 10-Q
period 2001-03-31
NAPCO SECURITY SYSTEMS INC
filed 2001-05-15
CIK 69633

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



__X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
          MARCH 31, 2001

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          _______________ TO _______________ .



Commission File Number:                0-10004
                        --------------------------------------------------

                          NAPCO SECURITY SYSTEMS, INC.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          DELAWARE                                     11-2277818
------------------------------         -------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)


     333 Bayview Avenue
     Amityville, New York                                  11701
------------------------------         --------------------------------------
                                                          (Zip Code)

                                 (631) 842-9400
               --------------------------------------------------
              (Registrant's telephone number including area code)

                                      NONE
               --------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed from last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                Yes      X                                 No
                      ------                                   ------

Number of shares outstanding of each of the issuer's classes of common stock, as of:     MARCH 31,:2001


            COMMON STOCK, $.01 PAR VALUE PER SHARE                                            3,446,867

                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                    INDEX

                                MARCH 31, 2001

                                                                                                           Page
                                                                                                           ----
PART I:  FINANCIAL INFORMATION (unaudited)

          Condensed Consolidated Balance Sheets,
          March 31, 2001 and June 30, 2000                                                                   3

          Condensed Consolidated Statements of Income for the Three
          Months Ended March 31, 2001 and 2000                                                               4

          Condensed Consolidated Statements of Income for the Nine
          Months Ended March 31, 2001 and 2000                                                               5

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended March 31, 2001 and 2000                                                               6

          Notes to Condensed Consolidated Financial Statements                                               7

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                             10

PART II:  OTHER INFORMATION                                                                                 12

SIGNATURE PAGE                                                                                              13

INDEX TO EXHIBITS                                                                                           14

                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)




                                                                                             March 31,             June 30,
                                 ASSETS                                                        2001                  2000
                                 ------                                                   ----------------      ----------------
                                                                                             (in thousands, except share data)
Current Assets:

      Cash and cash equivalents                                                                   $ 2,396               $ 2,384

      Accounts receivable, less reserve for doubtful accounts:
          March 31, 2001           $           765
          June 30, 2000            $           622                                                 12,030                18,027

      Inventories (Note 2)                                                                         26,019                19,478

      Prepaid expenses and other current assets                                                       896                 1,086
                                                                                          ----------------      ----------------
          Total current assets                                                                     41,341                40,975

Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
          March 31, 2001           $        14,876
          June 30, 2000            $        13,713                                                 10,937                11,105
Goodwill, net of accumulated amortization                                                           9,938                 2,379
Deferred income taxes                                                                                 716                   716

Other Assets                                                                                          406                   354
                                                                                          ----------------      ----------------
                                                                                                 $ 63,338              $ 55,529
                                                                                          ================      ================
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

Current Liabilities:
      Current portion of long-term debt                                                           $ 3,129               $ 1,023
      Accounts payable                                                                              4,678                 2,551
      Accrued and other current liabilities                                                         1,677                 2,075
      Accrued income taxes                                                                             19                    46
                                                                                          ----------------      ----------------
          Total current liabilities                                                                 9,503                 5,695
Long-Term Debt                                                                                     20,938                16,183
Deferred Income Taxes                                                                                 292                   292
                                                                                          ----------------      ----------------
          Total liabilities                                                                        30,733                22,170
                                                                                          ----------------      ----------------
Stockholders' Equity:
      Common stock, par value $.01 per share; 21,000,000 shares authorized,
          5,935,852 and 5,917,352 shares issued, respectively;
          3,446,867 and 3,498,901 shares outstanding respectively                                      59                    59
      Additional paid-in capital                                                                      824                   772
      Retained earnings                                                                            36,486                36,977
      Less: Treasury stock, at cost (2,488,985 and 2,418,451 shares respectively)                  (4,764)               (4,449)
                                                                                          ----------------      ----------------
          Total stockholders' equity                                                               32,605                33,359
                                                                                          ----------------      ----------------
                                                                                                 $ 63,338              $ 55,529
                                                                                          ================      ================


        The accompanying notes are an integral part of these condensed consolidated balance sheets

                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                --------------------------------------
                                                                                     2001                  2000
                                                                                ----------------      ----------------
                                                                            (in thousands, except share and per share data)
Net Sales                                                                        $       12,478        $       14,085
Cost of Sales                                                                             9,429                10,479
                                                                                ----------------      ----------------
          Gross profit                                                                    3,049                 3,606

Selling, General and Administrative Expenses                                              3,201                 2,610
                                                                                ----------------      ----------------

          Operating income (loss)                                                          (152)                  996
                                                                                ----------------      ----------------

Interest Expense, net                                                                       445                   337
Other  Income, net                                                                            1                    15
                                                                                ----------------      ----------------
                                                                                            446                   352
                                                                                ----------------      ----------------

          Income (loss) before provision for income taxes                                  (598)                  644

Provision for Income Taxes                                                                    -                   127
                                                                                ----------------      ----------------
          Net income (loss)                                                      $         (598)       $          517
                                                                                ================      ================







Net income (loss) per share (Note 4):  Basic                                     $        (0.17)       $         0.15
                                                                                ================      ================
                                       Diluted                                   $        (0.17)       $         0.15
                                                                                ================      ================
Weighted average number of shares outstanding (Note 4):   Basic                       3,477,539             3,495,851
                                                                                ================      ================
                                                          Diluted                     3,477,539             3,538,859
                                                                                ================      ================









             The accompanying notes are an integral part of these
                      condensed consolidated statements

                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)




                                                                                               March 31,
                                                                                --------------------------------------
                                                                                     2001                  2000
                                                                                ----------------      ----------------
                                                                           (in thousands, except share and per share data)
Net Sales                                                                              $ 37,311              $ 36,748
Cost of Sales                                                                            27,295                27,508
                                                                                ----------------      ----------------
          Gross profit                                                                   10,016                 9,240
Selling, General and Administrative Expenses                                              9,303                 7,870
                                                                                ----------------      ----------------
          Operating income                                                                  713                 1,370
                                                                                ----------------      ----------------
Interest Expense, net                                                                     1,357                   991
Other  (Income) Expense, net                                                               (153)                   45
                                                                                ----------------      ----------------
                                                                                          1,204                 1,036
                                                                                ----------------      ----------------
          Income (loss) before provision for income taxes                                  (491)                  334
Provision for Income Taxes                                                                    -                    68
                                                                                ----------------      ----------------
          Net income (loss)                                                              $ (491)                $ 266
                                                                                ================      ================





Net income (loss) per share (Note 4):  Basic                                            $ (0.14)               $ 0.08
                                                                                ================      ================
                                       Diluted                                          $ (0.14)               $ 0.08
                                                                                ================      ================



Weighted average number of shares outstanding (Note 4):   Basic                       3,488,220             3,494,301
                                                                                ================      ================
                                                          Diluted                     3,488,220             3,510,189
                                                                                ================      ================








             The accompanying notes are an integral part of these
                      condensed consolidated statements

                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                                --------------------------------------
                                                                                     2001                  2000
                                                                                ----------------      ----------------
                                                                                           (in thousands)

Net Cash Provided by Operating Activities                                        $        3,336        $        1,307
                                                                                ----------------      ----------------
Cash Flows from Investing Activities:
      Acquisition of business, net of cash acquired                              $       (7,633)       $            -
      Net purchases of property, plant and equipment                                       (963)                 (887)
                                                                                ----------------      ----------------
          Net cash used in investing activities                                          (8,596)                 (887)
                                                                                ----------------      ----------------
Cash Flows from Financing Activities:
      Proceeds from acquisition financing                                        $        8,250                     -
      Proceeds from long-term borrowings                                                  1,000                     -
      Principal payments on long-term debt                                               (3,715)               (1,162)
      Proceeds from sale of Common stock                                                     52                     -
      Payments for purchase of Treasury stock                                              (315)                    -
                                                                                ----------------      ----------------
          Net cash provided by (used in) financing activities                             5,272                (1,162)
                                                                                ----------------      ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                                         12                  (742)
Cash and Cash Equivalents at Beginning of Period                                          2,384                 2,230
                                                                                ----------------      ----------------
Cash and Cash Equivalents at End of Period                                       $        2,396        $        1,488
                                                                                ================      ================




Cash Paid During the Period for:
--------------------------------
      Interest                                                                   $        1,695        $        1,065
                                                                                ================      ================
      Income taxes                                                               $           13        $          159
                                                                                ================      ================


Supplemental Non-cash Financing Activities:
-------------------------------------------

      Deferred acquisition payments                                              $        1,325        $            -
                                                                                ================      ================





             The accompanying notes are an integral part of these
                      condensed consolidated statements

                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.)       Summary of Significant Accounting Policies and Other Disclosures

          The information for the three and nine months ended March 31, 2001 and 2000 is unaudited but, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

          The Company has adopted all recently effective accounting standards which are relevant to its condensed financial statements and there was no material effect.

2.)       Inventories

          Inventories consist of:                                                  March 31,             June 30,
                                                                                     2001                  2000
                                                                                ----------------      ----------------
                                                                                            (in thousands)

                              Component parts                                    $       13,667        $       10,231
                              Work-in-process                                             5,427                 4,063
                              Finished products                                           6,925                 5,184
                                                                                ----------------      ----------------
                                                                                 $       26,019        $       19,478
                                                                                ================      ================


3.)       Property, Plant and Equipment


          Property, Plant and Equipment consists of:                               March 31,             June 30,
                                                                                     2001                  2000
                                                                                ----------------      ----------------
                                                                                             (in thousands)

                              Land                                               $          904        $          904
                              Building                                                    8,911                 8,911
                              Molds and dies                                              3,807                 3,642
                              Furniture and fixtures                                      1,111                 1,022
                              Machinery and equipment                                    10,906                10,283
                              Building improvements                                         174                    56
                                                                                ----------------      ----------------
                                                                                         25,813                24,818
                              Less: Accumulated depreciation and amortization            14,876                13,713
                                                                                ----------------      ----------------
                                                                                 $       10,937        $       11,105
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

          A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for net income is as follows:


                                                                     Three Months Ended March 31, 2001
                                                                   (in thousands, except per share data)
                                                     -------------------------------------------------------------
                                                      Net Loss                      Shares               Per Share
                                                     (numerator)                 (denominator)            Amounts
                                                     -----------                 -------------            -------
          Net loss                                    $  (598)                         -                     -
                                                      --------                     --------              --------

          BASIC EPS
          ---------
          Net loss attributable to
             common stock                             $  (598)                       3,478               $ (0.17)

          EFFECT OF DILUTIVE SECURITIES
          -----------------------------

           Options                                        -                            -                     -
                                                      --------                     --------              --------

          DILUTED EPS
          -----------

          Net loss attributable to
             common stock and assumed
             option exercises                         $ (598)                        3,478               $ (0.17)
                                                      ========                     ========              ========

                                                                        Nine Months Ended March 31, 2001
                                                                     (in thousands, except per share data)
                                                     -------------------------------------------------------------
                                                      Net Loss                      Shares               Per Share
                                                     (numerator)                 (denominator)            Amounts
                                                     -----------                 -------------            -------

          Net loss                                    $ (491)                           -                     -
                                                      --------                     --------              --------

          BASIC EPS
          ---------

          Net loss attributable to
             common stock                              $ (491)                       3,488               $ (0.14)

          EFFECT OF DILUTIVE SECURITIES
          -----------------------------

           Options                                        -                            -                     -
                                                      --------                     --------              --------

          DILUTED EPS
          -----------

          Net loss attributable to
             common stock and assumed
             option exercises                         $ (491)                        3,488               $ (0.14)
                                                      ========                     ========              ========



          Options to purchase 323,210 shares of common stock in the three and nine months ended March 31, 2001 were not included in the computation of diluted EPS because the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

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

                                                                               Nine months ended          Nine months ended
                                                                                 March 31, 2001            March 31, 2000
                                                                                ----------------          ----------------
                                                                             (in thousands, except      (in thousands,)except
                                                                                 per share data)           per share data)
                                            Pro forma:
                                                 Net sales                     $     37,590               $    40,826
                                                 Net income (loss)             $       (569)              $       526
                                            Net income (loss) per share:
                                                 Basic                         $      (0.16)              $      0.15
                                                 Diluted                       $      (0.16)              $      0.15

                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Results of Operations

Sales for the three months ended March 31, 2001 decreased by 11% to $12,478,000 as compared to $14,085,000 for the same period a year ago. Sales for the nine months ended March 31, 2001 increased by 2% to $37,311,000 from $36,748,000 for the same period a year ago. For the nine months ended March 31, 2001, net sales increased primarily resulting from the Continental acquisition as partially offset by a change in ordering patterns of one of the Company's major customers during the third quarter of fiscal 2001. This change was the primary reason for the decrease in net sales for the three months ended March 31, 2001 and was partially offset by the increased revenues resulting from the Continental acquisition. During the third quarter of fiscal 2001the aforementioned major customer altered its ordering pattern in order to streamline its number of days supply onhand of the Company's products. The Company believes that this reduction in the number of days of inventory is due, in part, to streamlining efforts by the customer as a result of the recent acquisition of the customer's parent company by another company.

The Company's gross margin for the three months ended March 31, 2001 decreased by $557,000 to $3,049,000 or 24.4% of sales as compared to $3,606,000 or 25.6%
of sales for the same period a year ago. Gross margin for the nine months ended March 31, 2001 increased by $776,000 to $10,016,000 or 26.8% of sales from $9,240,000 or 25.1% of sales for the same period a year ago. The decrease in gross margin for the three months ended March 31, 2001 was due primarily to the lower sales volume as discussed above, which resulted in certain overhead costs being applied at a higher rate than the previous year. The increase in gross margin for the nine months ended March 31, 2001 resulted primarily from a more favorable product mix, specifically, increases in sales of the Company's locking hardware and access control product lines.

Selling, general and administrative expenses for the three months ended March 31, 2001 increased by $591,000 to $3,201,000 as compared to $2,610,000 a year ago. For the nine months ended March 31, 2001 selling, general and administrative expenses increased by $1,433,000 to $9,303,000 from $7,870,000 for the same period a year ago. The increases in the three and nine month figures are due to the recently acquired Continental operation as partially offset by a slight reduction in the Company's non-Continental related expenses.

Interest and other expense for the three months ended March 31, 2001 increased by $94,000 to $446,000 from $352,000 for the same period a year ago. For the nine months ended March 31, 2001 interest and other expenses increased by $168,000 to $1,204,000 from $1,036,000 for the same period a year ago. These changes resulted primarily from the increase in interest expense due to the financing used for the Continental acquisition, a partially offsetting decrease in interest expense resulting from the continued reduction of the outstanding principal on the Company's non-Continental related debt and an increase in other income as a result of an insurance settlement during the second quarter of fiscal 2001.

The Company had a zero provision for income taxes for the three and nine months ended March 31, 2001 as compared to a provision of $127,000 and $68,000 for the three and nine months ended March 31, 2000, respectively. These changes resulted primarily from the adjustments made in fiscal 2000 relating to changes in certain of the Company's deferred tax items.

Net income decreased by $1,115,000 to a net loss of $598,000 or ($0.17) per share for the three months ended March 31, 2001 as compared to net income of $517,000 or ($0.15) per share for the same period a year ago. For the nine months ended March 31, 2001 net income decreased by $757,000 to a net loss of $491,000 or $0.14 per share from net income of $266,000 or $0.08 per share for the same period a year ago. These changes are due primarily to the items discussed above.

Liquidity and Capital Resources

During the nine months ended March 31, 2001 the Company utilized most of its cash generated from operations to reduce certain of its outstanding borrowings, purchase property and equipment and invest in additional inventory as discussed below. During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC (see note 5 to the financial statements).

Accounts Receivable at March 31, 2001 decreased $5,997,000 to $12,030,000 as compared to $18,027,000 at June 30, 2000. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2000 as compared to the quarter ended March 31, 2001 as partially offset by the Continental acquisition.

Inventory at March 31, 2001 increased by $6,541,000 to $26,019,000 as compared to $19,478,000 at June 30, 2000. This increase was primarily the result of the Company increasing production of certain of its existing products in preparation for the rollout of several new products during the fiscal year as well as in anticipation of the historical increase of sales during the fiscal year. The Company's inventory levels also increased as a result of the purchase of Continental as well as the reduction in purchases by one of the Company's customers during the quarter ended March 31, 2001.

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

In November 2000 the Company adopted a stock repurchase program authorizing the Company from time to time to repurchase up to 200,000 shares of its common stock. As of March 31, 2001, the Company had repurchased 70,533 shares under this program.

Other than the $8,250,000 loan described above, the Company's bank debt consisted of a $16,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit. The revolving credit agreement, previously expiring in January 2002, has been renewed with an $18,000,000 line of credit, at the same terms and conditions and with an expiration date of July 2004. Any outstanding borrowings are to be repaid on or before such time.

As of March 31, 2001 the Company had no material commitments for capital expenditures.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At March 31, 2001 an aggregate amount of approximately $13,500,000 was outstanding under this credit facility with a weighted average interest rate of 6.7%. If principal amounts outstanding under this facility remained at this quarter-end level for an entire year and the interest rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $168,750 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

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

                 None


Item 5.   Other Information

                 None


Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits


      (b) On February 28, 2001, the Board of Directors of the Company expanded the Board of Directors to six (6) directors and elected Arnold Blumenthal and Donna A. Soloway to be directors.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2001

                             NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)



      By: /s/  Richard Soloway
          ----------------------------------
          Richard Soloway
          Chairman of the Board of Directors,
          President and Secretary
          (Principal Executive Officer)




      By:  /s/  Kevin S. Buchel
          ----------------------------------
          Kevin S. Buchel
          Senior Vice President of Operations
          and Finance and Treasurer
          (Principal Financial and Accounting
          Officer)

                              INDEX TO EXHIBITS
Exhibits


          None