Form 10-K
period 2001-06-30
NAPCO SECURITY SYSTEMS INC
filed 2001-09-28
CIK 69633

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]           Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [No Fee Required]
                     For the fiscal year ended June 30, 2001

                                       or

   [ ]        Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [No Fee Required] For the Transition period from __________ to ___________


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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of September 20, 2001, 3,317,796 shares of Common Stock were outstanding, and the aggregate market value of the stock (based upon the last sale price of the stock on such date) held by non-affiliates was approximately $16,456,268.

      Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

Products

      Access Control Systems. Access control systems consists of one or more of the following: various types of identification readers (e.g. card readers, hand scanners, etc.), a control panel, a PC-based computer and electronically activated door-locking devices. When an identification card or other identifying information is entered into the reader, the information is transmitted to the control panel/PC which then validates the data and determines whether to grant access or not by electronically deactivating the door locking device. An electronic log is kept which records various types of data regarding access activity.

      The Company designs, engineers and markets the software and control panels discussed above. It also buys and resells various identification readers, PC-based computers and various peripheral equipment for access control systems.

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

      Control Panels. A control panel is the "brain" of an alarm system. When activated by any one of the various types of intrusion detectors, it can activate an audible alarm and/or various types of communication devices. For marketing purposes, the Company refers to its control panels by the trade name, generally "Gemini(TM)" and "Magnum Alert(TM)" followed by a numerical designation.

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

      Door Security Devices. The Company manufactures a variety of exit alarm locks including simple dead bolt locks, door alarms and microprocessor-based electronic door locks with push button and card reader operation.

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

Research and Development

      The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 2001, 2000, and 1999, the Company expended approximately $4,220,000, $4,234,000, and $4,008,000, respectively, on Company-sponsored research and development activities conducted by its engineering department and outside consultants. Substantially all of the Company's research and development activities during fiscal 2001, 2000, and 1999 were conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

      As of June 30, 2001, the Company had approximately 800 full-time employees.

Marketing and Major Customers

      The Company's staff of 48 sales and marketing support employees located at the Company's headquarters sells and markets the Products directly to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 80% of the Company's total sales for the fiscal year ended June 30, 2001. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company Products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities. Some of the Company's products are marketed under the "private label" of certain customers.

      Sales to one customer unaffiliated with the Company accounted for approximately 18%, 27% and 27% of the Company's total sales for the fiscal years ended June 30, 2001, 2000, and 1999, respectively (see Note 3 to Consolidated Financial Statements). The loss of this customer could have a material adverse effect on the Company's business.

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

      The Company competes primarily on the basis of the features, quality, reliability and pricing of, and the incorporation of the latest innovative and technological advances into, its Products. The Company also competes by offering technical support services to its customers. In addition, the Company competes on the basis of its expertise, its proven products, reputation and its ability to provide Products to customers without delay. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company's business. Relatively low-priced "do-it-yourself" alarm system products have become available in recent years and are available to the public at retail stores. The Company believes that these products compete with the Company only to a limited extent because they appeal primarily to the "do-it-yourself" segment of the market. Purchasers of such systems do not receive professional consultation, installation, service or the sophistication that the Company's Products provide.

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

      In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $851,000 existed as of June 30, 2001. This compared to a sales backlog of approximately $665,000 a year ago.

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

                    Financial Information Relating to Foreign and Domestic Operations and Export Sales


                                              2001          2000          1999
                                              ----          ----          ----
                                                       (in thousands)
Sales to unaffiliated customers:
        United States                        $54,771       $53,946       $50,875
        Foreign                                    0             0             0

Identifiable assets:
        United States                        $38,282       $32,584       $33,067
        Foreign                               25,395        22,945        22,720

Export sales:
        United States(1)                     $ 9,952       $10,143       $10,713


ITEM 2. PROPERTIES.

      The Company has executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. The Company completed construction on this facility in 1988 with the proceeds from industrial revenue bonds that have since been retired. The Company also leases approximately 3,000 square feet of warehouse space in Sparks, Nevada. This lease expires in June 2003.

      The Company's foreign subsidiary located in the Dominican Republic, NAPCO/Alarm Lock Grupo International, S.A. (formerly known as NSS Caribe, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2001, most of the Company's sales related to labor on assemblies, goods and subassemblies produced at these sites, utilizing U.S. quality control standards.

      The Company's foreign subsidiary located in the United Kingdom, Napco Group Europe Ltd, leases office and warehouse space of approximately 10,000 square feet. This lease expires in June 2005.


-------------------
   (1) Export sales from the United States in fiscal year 2001 included sales of approximately $6,727,000, $603,000, $1,524,000 and $1,098,000 to Europe, North
America, South America and other areas, respectively. Export sales from the United States in fiscal year 2000 included sales of approximately $6,675,000, $741,000, $1,118,000 and $1,609,000 to Europe, North America, South America and other areas, respectively. Export sales from the United States in fiscal year 1999 included sales of approximately $6,730,000, $869,000, $1,653,000, and
$1,461,000 to Europe, North America, South America and other areas, respectively.

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

                                            Quarter Ended
                             --------------------------------------------
                                             Fiscal 2001
                             --------------------------------------------
                             Sept. 30    Dec. 31     March 31    June 30
                             --------    --------    --------    --------
Common Stock
------------
   High                      $   5.69    $   4.50    $   5.25    $   5.74
   Low                       $   3.25    $   3.16    $   3.38    $   3.55

                                            Quarter Ended
                             --------------------------------------------
                                             Fiscal 2000
                             --------------------------------------------
                             Sept. 30    Dec. 31     March 31    June 30
                             --------    --------    --------    --------
Common Stock
   High                      $   4.00    $   4.13    $   4.94    $   4.63
   Low                       $   3.13    $   2.88    $   3.06    $   3.19


Approximate Number of Security Holders

      The number of holders of record of NAPCO's Common Stock as of September 20, 2001 was 175 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

      NAPCO has declared no cash dividends during the past three years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page 36 of this report.



                                                                              Year Ended or at June 30
                                                  -------------------------------------------------------------------------------
                                                     2001             2000             1999             1998              1997
                                                  -----------      -----------      -----------      -----------      -----------
                                                                       (In thousands, except per share data)
Statement of Earnings Data:
---------------------------
Net sales                                         $    54,771      $    53,946      $    50,875      $    50,636      $    53,705
Gross profit                                           14,317           13,198           11,777           11,420           12,385
Income from operations                                  1,859            3,122            1,911            2,496            3,645
Net income                                                251            2,010            2,493            2,038            1,639

Cash Flow Data:
---------------
Net cash flows provided by (used in)
     operating activities                         $     1,326      $     2,822      $     2,926      $      (107)     $     2,758
Net cash flows used in investing
     activities                                        (8,283)          (1,221)          (1,050)            (585)            (746)
Net cash flows (used in) provided
     by financing activities                            5,610           (1,447)          (1,635)           1,675           (1,432)

Other Data:
-----------
Earnings before interest, taxes, depreciation
   and amortization (EBITDA) (1)                  $     4,074      $     4,676      $     3,295      $     3,932      $     4,765

Per Share Data:
---------------
Net earnings per common share:
  Basic                                           $       .07      $       .57      $       .71      $       .48      $       .38
  Diluted                                         $       .07      $       .57      $       .71      $       .48      $       .37

Weighted average common shares outstanding:
  Basic                                             3,463,000        3,495,000        3,493,000        4,263,000        4,369,000
  Diluted                                           3,527,000        3,513,000        3,512,000        4,285,000        4,383,000

Cash dividends declared per
     common share (2)                             $       .00      $       .00      $       .00      $       .00      $       .00

Balance Sheet Data:
Working capital                                   $    33,232      $    35,280      $    34,920      $    33,942      $    30,136
Total assets                                           63,677           55,529           55,787           58,563           57,244
Long-term debt                                         21,567           16,183           17,241           18,644           13,313
Stockholders' equity                                   32,944           33,359           31,328           28,833           31,218
Stockholders' equity per outstanding share               9.79             9.53             8.98             8.26             7.14

-------------------
(1) EBITDA is an additional measure of operating performance used by management. While the components of EBITDA may vary from company to company, we exclude all interest expense, all income tax provisions or benefits, all depreciation charges related to property, plant and equipment and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While we consider EBITDA useful in analyzing our operating results, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.
(2) The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business.

Quarterly Results and Seasonality

      The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters (in thousands except for per share data):


                                          Year Ended June 30, 2001
                                ------------------------------------------------
                                 First         Second       Third         Fourth
                                Quarter       Quarter      Quarter       Quarter
                                --------      --------     --------      --------
Net Sales                       $ 11,094      $ 13,872     $ 12,545      $ 17,260

Gross Profit                       3,058         3,744        2,966         4,549

Income (Loss) from
Operations                           145           720         (152)        1,146

Net Income (Loss)                   (327)          434         (598)          742

Net Income (Loss) Per Share
 Basic                              (.09)          .12         (.17)          .21
 Diluted                            (.09)          .12         (.17)          .21


                                            Year Ended June 30, 2000
                                ------------------------------------------------
                                 First         Second       Third        Fourth
                                Quarter       Quarter      Quarter      Quarter
                                --------      --------     --------     --------
Net Sales                       $ 10,501      $ 12,275     $ 14,155     $ 17,015

Gross Profit                       2,524         2,964        3,515        4,195

Income (Loss) from
Operations                          (128)          502          996        1,752

Net Income (Loss)                   (396)          145          517        1,744

Net Income (Loss) Per Share
 Basic                              (.11)          .04          .15          .49
 Diluted                            (.11)          .04          .15          .49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

      The Company's cash on hand combined with proceeds from operating activities during fiscal 2001 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The primary source of financing related to borrowings under a $18,000,000 secured revolving credit facility. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. The Company's primary internal source of liquidity is the cash flow generated from operations. As of June 30, 2001, the Company's unused sources of funds consisted principally of $1,037,000 in cash and approximately $2,687,000, which represents the unused portion of its secured revolving credit facility. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through the first quarter of fiscal 2003.

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

            In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory and certain other assets of Napco Security Systems, Inc., a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of two of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4 % or an alternate rate based on LIBOR as described in the agreement. The revolving credit agreement will expire in July 2004 and any outstanding borrowings are to be repaid on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 2001, the Company was not in compliance with all of these financial covenants, and accordingly received a waiver from the bank.

      In addition, a subsidiary of the Company maintained a $4,500,000 line of credit with another bank, which was fully repaid as of June 30, 2000 (see Note 7 to Consolidated Financial Statements).

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

           In November 2000 the Company adopted a stock repurchase program authorizing the Company to repurchase up to 200,000 shares of its common stock. As of June 30, 2001 the Company had repurchased 153,805 shares under this program.

      The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                                 2001         2000         1999
                                 ----         ----         ----
      Current Ratio            4.7 to 1     7.2 to 1     6.2 to 1

      Sales to Receivables     3.2 to 1     3.0 to 1     3.1 to 1

      Total Debt to Equity     .8 to 1      .5 to 1      .6 to 1

      As of June 30, 2001, the Company had no material commitments for purchases or capital expenditures, except as discussed below.

      On July 27, 2000, the Company signed an Asset Purchase Agreement to acquire the net assets of Continental Instruments, LLC ("Continental") for an initial purchase price of $7,500,000, with additional payments, subject to adjustment based on a closing balance sheet and certain other contingent events, of up to $1,700,000 (the "Deferred Payments"). The Company financed the transaction with borrowings under a term loan of $8,250,000. Continental designs and sells access control and other security control systems to dealers and distributors worldwide.

       The acquisition described above has been accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. Any increases or decreases in the Deferred Payments will be recorded as adjustments to the purchase price and related goodwill prospectively from the date of the change in payment. Costs in excess of net assets acquired of approximately $7,768,000 has been allocated to goodwill and is being amortized on a straight-line basis over an estimated useful life of 20 years.

      Working Capital. Working capital decreased by $2,048,000 to $33,232,000 at June 30, 2001 from $35,280,000 at June 30, 2000. The decrease in working capital was primarily the result of the increase in current portion of long-term debt as of June 30, 2001 as compared to June 30, 2000, which resulted primarily from the debt utilized to acquire Continental in July 2000. In addition, the Company used $725,000 of working capital in repurchasing its common stock under the repurchase plan discussed above.

      Accounts Receivable. Accounts receivable decreased by $1,087,000 to $16,940,000 at June 30, 2001 from $18,027,000 at June 30, 2000. This decrease resulted primarily from the decreased sales to a major customer as discussed below as partially offset by the acquisition of Continental Instruments and the related accounts receivable.

      Inventory. Inventory increased by $3,756,000 to $23,234,000 at June 30, 2001 as compared to $19,478,000 at June 30, 2000. The increase in inventory levels was primarily the result of a temporary reduction in purchases of the Company's products by a major customer in the last four months of fiscal 2001. The Company was able to reschedule some deliveries of component parts in response to this but delivery of certain items could not be rescheduled. The increase in inventory was also due, in part, to the acquisition of Continental and the related inventories.

      Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $612,000 to $4,244,000 at June 30, 2001 from $3,632,000 at
June 30, 2000. This increase was due primarily to the acquisition of Continental's assets and liabilities as well as extended payment terms from certain vendors in response to the excess inventory position discussed above.

Fiscal 2001 Compared to Fiscal 2000

Net Sales. Net sales in fiscal 2001 increased by 2% to $54,771,000 from $53,946,000 in fiscal 2000. The Company's sales growth was due primarily to the acquisition of Continental in July 2000. In addition, net sales was impacted by an increase in sales of the Company's electronic door locking products through its Alarm Lock subsidiary and a significant decrease in other domestic sales, the majority of which was due to the reduction in purchases by a major customer as discussed above.

Gross Profit. The Company's gross profit increased $1,119,000 to $14,317,000 or 26.1% of net sales in fiscal 2001 as compared to $13,198,000 or 24.5% of net sales in fiscal 2000. The increase in gross profit in both absolute dollars and as a percentage of net sales was due primarily to the acquisition of Continental and the resulting increase in net sales as well as a positive shift in product mix due to the higher margins, in general, of the Continental product lines. Gross profit was also positively impacted by cost reductions of certain of the Company's raw material costs.

Expenses. Selling, general and administrative expenses increased by 23.6% to $12,458,000 in fiscal 2001 from $10,076,000 in fiscal 2000. This increase was due primarily to the addition of expenses relating to the Company's newly acquired Continental subsidiary.

Other Expenses. Other expenses increased $258,000 to $1,633,000 in fiscal 2001 as compared to $1,375,000 in fiscal 2000. This increase was due primarily to the increase in interest expense due to the financing used for the Continental acquisition, a partially offsetting decrease in interest expense resulting from the Company's continued reduction of the outstanding principal on its non-Continental related debt and an increase in other income as a result of an insurance settlement during the second quarter of fiscal 2001.

Income Taxes Benefit for income taxes changed by $238,000 to a benefit of $25,000 in fiscal 2001 as compared to a benefit of $263,000 in fiscal 2000. This change was primarily the result of a decrease in the deferred tax benefit in fiscal 2001 as compared to the benefit in fiscal 2000.

EBITDA. EBITDA, as defined on page 9 above, decreased by $602,000 to $4,074,000 or 7.4% of net sales in fiscal 2001 as compared with $4,676,000 or 8.7% of net sales in fiscal 2000. The decrease in EBITDA was primarily attributable to an increase in selling, general and administrative expenses arising from the Continental acquisition and the resulting decrease in income from operations.

Effects of Inflation During the three-year period ended June 30, 2001, inflation and changing prices did not have a significant impact on the Company's operations.

Fiscal 2000 Compared to Fiscal 1999

Net Sales. Net sales in fiscal 2000 increased by 6% to $53,946,000 from $50,875,000 in fiscal 1999. The Company's sales growth was due primarily to a significant increase in demand for the Company's door locking products as well as from the effects of one of the Company's customers being acquired during fiscal 1999. This acquisition, while impacting the results for fiscal 1999, did not have any significant effect on the results for fiscal 2000.

Gross Profit. The Company's gross profit increased $1,421,000 to $13,198,000 or 24.5% of net sales as compared to $11,777,000 or 23.1% of net sales in fiscal 1999. The increase both in absolute dollars and as a percentage of net sales was due primarily to the increase in net sales as well as cost reductions of certain of the Company's raw material costs.

Expenses. Selling, general and administrative expenses increased by 2% to $10,076,000 in fiscal 2000 as compared to $9,866,000 in fiscal 1999. The increase was due primarily to the 6% increase in net sales as discussed above as well as the Company's increased activities in identifying potential acquisition candidates.

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

EBITDA. EBITDA increased by $1,381,000 to $4,676,000 or 8.7% of net sales in fiscal 2000 as compared with $3,295,000 or 6.5% of net sales in fiscal 1999. The increase in EBITDA was primarily attributable an increase in net sales and the resulting increase in gross profit.

Effects of Inflation. During the three-year period ended June 30, 2000, inflation and changing prices did not have a significant impact on the Company's operations.

Goodwill. In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. These Statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company has adopted this standard effective July 1, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. This could result in the exclusion of approximately $467,000 in amortization expense for the fiscal year ending June 30, 2002. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. The Company's initial evaluations are expected to be completed by September 30, 2001.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 2001, an aggregate principal amount of approximately $15,300,000 was outstanding under the Company's credit facility and term loan with a weighted average interest rate of approximately 6%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $191,250 in interest that year. In October 2000, the Company entered into an interest rate swap to maintain the value-at-risk inherent in its interest rate exposures. This transaction meets the requirements for cash flow hedge accounting as the instrument is designated to a specific debt balance. Accordingly, any gain or loss associated with this interest rate swap is included as a component of interest expense. The Company does not hold or enter into derivative financial instruments for trading or speculative purposes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

             TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JUNE 30, 2001 AND 2000
                                                                            Page


Report of Independent Public Accountants....................................18

Consolidated Financial Statements:

Consolidated Balance Sheets as of
  June 30, 2001 and 2000....................................................19

Consolidated Statements of Income
  for the Fiscal Years Ended June 30,
  2001, 2000 and 1999.......................................................20

Consolidated Statements of
  Stockholders' Equity for the Fiscal
  Years Ended June 30, 2001, 2000
  and 1999..................................................................21

Consolidated Statements of Cash
  Flows for the Fiscal Years Ended
  June 30, 2001, 2000 and 1999..............................................22

Notes to Consolidated Financial
  Statements, June 30, 2001, 2000 and 1999..................................23

Schedules:

      I.  Condensed Financial Information on
          Parent Company....................................................34

      II. Valuation and Qualifying Accounts.................................36

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Napco Security Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Systems, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

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

Melville, New York
September 28, 2001

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND 2000
(in thousands, except share data)



                                    ASSETS                                                       2001           2000
                                    ------                                                       ----           ----
CURRENT ASSETS:
   Cash                                                                                        $  1,037       $  2,384
   Accounts receivable, less reserve for doubtful accounts of $700 and $622, respectively        16,940         18,027
   Inventories                                                                                   23,234         19,478
   Prepaid expenses and other current assets                                                        895          1,086
                                                                                               --------       --------
                  Total current assets                                                           42,106         40,975

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
   and amortization of $15,288 and $13,712, respectively                                         10,663         11,105

GOODWILL, net of accumulated amortization of $1,824 and $1,363, respectively                      9,686          2,379

DEFERRED INCOME TAXES                                                                               785            716

OTHER ASSETS                                                                                        437            354
                                                                                               --------       --------
                  Total assets                                                                 $ 63,677       $ 55,529
                                                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                                           $  3,533       $  1,023
   Accounts payable                                                                               3,361          2,551
   Accrued expenses                                                                                 883          1,081
   Accrued salaries and wages                                                                     1,042            994
   Accrued income taxes                                                                              55             46
                                                                                               --------       --------
                  Total current liabilities                                                       8,874          5,695

LONG-TERM DEBT                                                                                   21,567         16,183

DEFERRED INCOME TAXES                                                                               292            292
                                                                                               --------       --------
                  Total liabilities                                                              30,733         22,170
                                                                                               --------       --------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 21,000,000 shares authorized;
     5,938,852 and 5,917,352 shares issued, respectively; 3,366,596 and
     3,498,901 shares outstanding, respectively                                                      59             59
   Additional paid-in capital                                                                       831            772
   Retained earnings                                                                             37,228         36,977
   Less: Treasury stock, at cost; 2,572,256 and 2,418,451 shares, respectively                   (5,174)        (4,449)
                                                                                               --------       --------
                  Total stockholders' equity                                                     32,944         33,359
                                                                                               --------       --------
                  Total liabilities and stockholders' equity                                   $ 63,677       $ 55,529
                                                                                               ========       ========


The accompanying notes are an integral part of these consolidated balance sheets.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data and per share data)


                                                        For the Fiscal Year Ended June 30,
                                                  -----------------------------------------------
                                                     2001              2000              1999
                                                  -----------       -----------       -----------
NET SALES                                         $    54,771       $    53,946       $    50,875

COST OF SALES                                          40,454            40,748            39,098
                                                  -----------       -----------       -----------

           Gross profit                                14,317            13,198            11,777

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           12,458            10,076             9,866
                                                  -----------       -----------       -----------

           Operating income                             1,859             3,122             1,911
                                                  -----------       -----------       -----------

OTHER INCOME (EXPENSE):
   Interest expense, net                               (1,816)           (1,375)           (1,359)
   Other, net                                             183                --                16
                                                  -----------       -----------       -----------
                                                       (1,633)           (1,375)           (1,343)
                                                  -----------       -----------       -----------

           Income before for income taxes                 226             1,747               568

BENEFIT FOR INCOME TAXES                                  (25)             (263)           (1,925)
                                                  -----------       -----------       -----------

           Net income                             $       251       $     2,010       $     2,493
                                                  ===========       ===========       ===========

EARNINGS PER SHARE (Note 1):
   Basic                                          $       .07       $       .57       $       .71
                                                  ===========       ===========       ===========
   Diluted                                        $       .07       $       .57       $       .71
                                                  ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING (Note 1):
   Basic                                            3,443,000         3,495,000         3,493,000
                                                  ===========       ===========       ===========
   Diluted                                          3,527,000         3,513,000         3,512,000
                                                  ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated statements.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(in thousands, except share data)



                                                 Common Stock
                                                 ------------
                                            Number                      Additional      Retained        Treasury
                                           of Shares        Amount    Paid-in Capital   Earnings         Stock           Total
                                           ---------        ------    ---------------   --------         -----           -----
BALANCE AT JUNE 30, 1998                   5,908,102      $      59      $     749      $  32,474      $  (4,449)      $  28,833

   Exercise of employee stock options            500             --              2             --             --               2
   Net income                                     --             --             --          2,493             --           2,493
                                           ---------      ---------      ---------      ---------      ---------       ---------

BALANCE AT JUNE 30, 1999                   5,908,602             59            751         34,967         (4,449)         31,328

   Exercise of employee stock options          8,750             --             21             --             --              21
   Net income                                     --             --             --          2,010             --           2,010
                                           ---------      ---------      ---------      ---------      ---------       ---------

BALANCE AT JUNE 30, 2000                   5,917,352             59            772         36,977         (4,449)         33,359

   Purchase of treasury shares                    --             --             --             --           (725)           (725)
   Exercise of employee stock options         21,500             --             59             --             --              59
   Net income                                     --             --             --            251             --             251
                                           ---------      ---------      ---------      ---------      ---------       ---------

BALANCE AT JUNE 30, 2001                   5,938,852      $      59      $     831      $  37,228      $  (5,174)      $  32,944
                                           =========      =========      =========      =========      =========       =========


The accompanying notes are an integral part of these consolidated statements.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                 For the Fiscal Years Ended June 30,
                                                                                 -----------------------------------
                                                                                 2001           2000           1999
                                                                                 ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $    251       $  2,010       $  2,493
   Adjustments to reconcile net income to net cash provided by  operating activities:
     Depreciation and amortization                                                2,032          1,554          1,368
     Provision for doubtful accounts                                                 78           (265)           230
     Deferred income taxes                                                          (69)          (150)           143
     Changes in operating assets and liabilities, net of affect from acquisition of business, resulting from increases and decreases in:
       Accounts receivable                                                        1,702         (1,316)        (1,916)
       Inventories                                                               (3,159)         2,017          3,943
       Prepaid expenses and other current assets                                    217           (277)          (135)
       Other assets                                                                 (77)           (79)             1
       Accounts payable, accrued expenses, accrued salaries and wages and
         accrued income taxes                                                       351           (672)        (3,201)
                                                                               --------       --------       --------
              Net cash provided by operating activities                           1,326          2,822          2,926
                                                                               --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash acquired                                 (7,248)            --             --
   Net purchases of property, plant and equipment                                (1,035)        (1,221)        (1,050)
                                                                               --------       --------       --------
              Net cash used in investing activities                              (8,283)        (1,221)        (1,050)
                                                                               --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                          (4,774)        (1,468)        (1,637)
   Proceeds from long-term debt                                                  11,050             --             --
   Purchase of treasury stock                                                      (725)            --             --
   Proceeds from exercise of employee stock options                                  59             21              2
                                                                               --------       --------       --------
              Net cash provided by (used in) financing activities                 5,610         (1,447)        (1,635)
                                                                               --------       --------       --------

NET (DECREASE) INCREASE IN CASH                                                  (1,347)           154            241

CASH, beginning of year                                                           2,384          2,230          1,989
                                                                               --------       --------       --------

CASH, end of year                                                              $  1,037       $  2,384       $  2,230
                                                                               ========       ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                               $  2,121       $  1,123       $  1,301
                                                                               ========       ========       ========
   Income taxes paid                                                           $     21       $    101       $    259
                                                                               ========       ========       ========


The accompanying notes are an integral part of these consolidated statements.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Napco Security Systems, Inc. and subsidiaries (the "Company") is engaged principally in the development, manufacture and distribution of security alarm products and door security devices for commercial and residential use.

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Systems, Inc. and all of its wholly - owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts and the profit or loss on such disposition is reflected in income.

Depreciation is recorded over the estimated service lives of the related assets using primarily the straight-line method. Amortization of leasehold improvements is calculated by using the straight-line method over the estimated useful life of the asset or lease term, whichever is shorter.

Goodwill

Goodwill is being amortized on a straight-line basis over periods from 20 to 35 years. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether it is recoverable. In the years ended June 30, 2001, 2000 and 1999, there were no adjustments to the carrying value of goodwill, other than straight-line amortization.

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," the Company recognizes revenue when the following criteria are met: (i) pervasive evidence of an agreement exists, (ii) there is a fixed and determinable price for the Company's product, (iii) shipment and passage of title occurs, and (iv) collectibility is reasonably assured. The Company reports its sales levels on a net sales basis, with net sales

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.


Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred. Approximately $4,220,000, $4,234,000 and $4,008,000 of Company-sponsored research and development costs are included within selling, general and administrated expenses for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

Income Taxes

Deferred income taxes are recognized for the expected future tax consequences of temporary differences between the amounts reflected for financial reporting and tax purposes. The benefit for income taxes represents U.S. Federal and state taxes on income generated from U.S. operations and local taxes on income generated from United Kingdom operations. Income generated by the Company's foreign subsidiary in the Dominican Republic is non-taxable. The Company accounts for the research and development credit as a reduction of income tax expense in the year in which such credits are allowable for tax purposes.

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

The Company does not provide for income taxes on the undistributed earnings of its foreign subsidiary in the Dominican Republic because such earnings are reinvested abroad and it is the intention of management that such earnings will continue to be reinvested abroad. As of June 30, 2001 and 2000, approximately $20,461,000 and $20,243,000 in cumulative earnings of this foreign subsidiary are included in consolidated retained earnings.

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted Basic EPS on the face of the consolidated statements of income.

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands):

                                         Net Income                      Shares                 Net Income Per Share
                                         -----------                     ------                 --------------------
                                  2001      2000      1999      2001      2000      1999      2001      2000      1999
                                  ----      ----      ----      ----      ----      ----      ----      ----      ----
Basic EPS
   Net income                    $  251    $2,010    $2,493     3,464     3,495     3,493    $  .07    $  .57    $ 0.71
                                 ------    ------    ------    ------    ------    ------    ------    ------    ------

Effect of Dilutive Securities
   Employee stock options            --        --        --        63        18        19        --        --        --
                                 ------    ------    ------    ------    ------    ------    ------    ------    ------

Diluted EPS
   Net income                    $  251    $2,010    $2,493     3,527     3,513     3,512    $  .07    $  .57    $ 0.71
                                 ======    ======    ======    ======    ======    ======    ======    ======    ======

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Options to purchase 149,500, 90,240, and 10,620 shares of common stock for the three fiscal years ended June 30, 2001, 2000 and 1999 respectively, were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods and accordingly their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, the Company has elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the necessary pro-forma disclosures (Note 8).

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income were not material for the three years ending June 30, 2001.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or stockholders' equity. For the fiscal years ended 2001, 2000 and 1999, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

Segment Reporting

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical segment data in Note 12 and no additional segment data has been presented.

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 2001 and 2000, management of the Company believes the carrying value of all financial instruments approximated fair value.

Shipping and Handling Revenues and Costs

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue and the costs associated with these revenues classified as either cost of sales, or selling, general, and administrative costs, with footnote disclosure as to classification of these costs. This

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


standard will require a restatement of prior periods for changes in classification. Beginning fiscal 2001, the Company records the amount billed to customers in net revenues and classifies the costs associated with these revenues in cost of sales. The Company has retroactively restated prior year financial information to give effect to this new statement.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and does not require retroactive restatement of prior period financial statements. This Statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. There was no material impact on the Company's financial position or results of operations upon adoption on July 1, 2000.

In October 2000, the Company entered into an interest rate swap to maintain the value-at-risk inherent in its interest rate exposures. This transaction meets the requirements for cash flow hedge accounting, as the instrument is designated to a specific debt balance. Accordingly, any gain or loss associated with this interest rate swap is included as a component of interest expense. The Company does not hold or enter into derivative financial instruments for trading or speculative purposes.

New Accounting Pronouncements

In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. These Statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company has adopted this standard effective July 1, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. This could result in the exclusion of approximately $467,000 in amortization expense for the fiscal year ending June 30, 2002. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. The Company's initial evaluations are expected to be completed by September 30, 2001.

2.       ACQUISITION OF BUSINESS

On July 27, 2000, the Company acquired Continental Instruments LLC ("Continental"), a manufacturer and distributor of access control and security management systems. This acquisition was accounted for by the purchase method and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed at the date of the acquisition. The purchase price was $7,522,500 in cash, less subsequent purchase price adjustments of approximately $460,000, plus future deferred payments of $1,700,000 in cash to be paid over a period of 24 months. The acquisition was financed by an $8,250,000 loan from the Company's primary lender, to be repaid in 60 equal monthly installments. The loan is secured by a mortgage, guarantees and other collateral. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $7,768,000 has been allocated to goodwill and is being amortized on a straight-line basis over an estimated useful life of 20 years.

Summarized below are the unaudited pro forma results of operations as though this acquisition had occurred at the beginning of fiscal 2000. Pro forma adjustments have been made for amortization of goodwill and deferred financing

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


costs, additional salary expense for employees not previously included in salary expense and additional interest expense for a term loan related to this transaction:

                                       June 30,
                                       --------
                                  2001          2000
                                  ----          ----
                          (in thousands, except per share data)
PRO FORMA:
    Net Sales                   $ 55,120      $ 59,115
    Net Income                       232         2,299

NET INCOME PER SHARE:
    Basic                           0.07          0.66
    Diluted                         0.07          0.65


3.      BUSINESS AND CREDIT CONCENTRATIONS

At June 30, 2001, the Company had two customers (Customer A and B) with accounts receivable balances that aggregated 44% of the Company's accounts receivable. At June 30, 2000, the Company had two customers (Customer A and B) with accounts receivable balances that aggregated 55% of the Company's accounts receivable. The Company had one customer (Customer A) that accounted for 18%, 27% and 27% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively. During the past three fiscal years no other customer represented more than 10% of the Company's net sales.

4.      INVENTORIES

Inventories consist of the following:

                             June 30,
                             --------
                         2001         2000
                         ----         ----
                          (in thousands)
Component parts        $12,495      $10,231
Work-in-process          3,538        4,063
Finished products        7,201        5,184
                       -------      -------
                       $23,234      $19,478
                       =======      =======

5.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                                                 June 30,             Depreciation/
                                                                 --------             amortization-
                                                          2001             2000        annual rates
                                                          ----             ----        ------------
                                                             (in thousands)
Land                                                     $   904          $   904             --
Building                                                   8,911            8,911             3%
Molds and dies                                             3,867            3,642         20% to 33%
Furniture and fixtures                                     1,112            1,022         10% to 20%
Machinery and equipment                                   10,979           10,283         10% to 15%
                                                                                     Shorter of the lease
Leasehold improvements                                       178               55    term or life of asset
                                                         -------          -------

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          25,951           24,817
Less: Accumulated depreciation and
  amortization                                            15,288           13,712
                                                         -------          -------
                                                         $10,663          $11,105
                                                         =======          =======

Depreciation and amortization expense on property, plant and equipment was approximately $1,510,000, $1,397,000 and $1,261,000 for the three fiscal years ended June 30, 2001, respectively.

6.      INCOME TAXES

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

(Benefit) for income taxes consists of the following:

                                        For the Fiscal Years Ended June 30,
                                        -----------------------------------
                                         2001         2000           1999
                                         ----         ----           ----
                                                  (in thousands)
Taxes currently payable:
   Federal                             $    --       $    --       $(2,271)
   State                                    21             1            (4)
   Foreign                                  23            16            --
                                       -------       -------       -------
                                            44            17        (2,275)

Deferred income tax (benefit)              (69)         (280)          350
                                       -------       -------       -------
       (Benefit) for income taxes      $   (25)      $  (263)      $(1,925)
                                       =======       =======       =======

The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows:

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 For the Fiscal Years Ended June 30,
                                                                 -----------------------------------
                                                          2001                        2000           1999
                                                          ----                        ----           ----
                                                                 % of                        % of                          % of
                                                               Pre-tax                      pre-tax                      pre-tax
                                                  Amount        Income        Amount         Income        Amount         Income
                                                  ------        ------        ------         ------        ------         ------
                                                                         (in thousands, except percentages)
Tax at Federal statutory rate                    $    77          34.0%       $   594          34.0%       $   193          34.0%
Increases (decreases) in taxes resulting from:
   State income taxes, net of Federal income
     tax benefit                                    (202)        (89.4)          (155)         (8.9)            (2)         (0.4)
   Amortization of non-deductible goodwill            36          15.9             36           2.1             36           6.3
   Non-taxable foreign source income                (890)       (393.8)        (2,643)       (151.3)          (362)        (63.7)
   Adjustment to reflect IRS settlement               --            --             --            --         (1,896)       (333.8)
   Valuation allowance - domestic NOL                830         367.3          1,794         102.7             --            --
   Other, net                                        124          54.9            111           6.4            106          18.7
                                                 -------       -------        -------       -------        -------       -------
(Benefit) for income taxes                       $   (25)        (11.1)%      $  (263)        (15.0)%      $(1,925)       (338.9)%
                                                 =======       =======        =======       =======        =======       =======

Foreign income taxes are not provided on income generated by the Company's subsidiary in the Dominican Republic, as such income is presently exempt from domestic income tax.

Deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000 are as follows (in thousands):

                                                                       Deferred               Net Deferred
                                     Deferred Tax Assets           Tax Liabilities       Tax Assets (Liabilities)
                                     -------------------           ---------------       ------------------------
                                      2001          2000          2001         2000         2001          2000
                                      ----          ----          ----         ----         ----          ----
Current:
  Accounts receivable               $   166       $   300       $    --      $    --      $   166       $   300
  Inventories                           428           782            --           --          428           782
  Accrued liabilities                   366           198            --           --          366           198
  Net operating loss and other
     carryforwards                    2,453         1,167            --           --        2,453         1,167
  Other                                  (4)           63            55           42          (59)           21
                                    -------       -------       -------      -------      -------       -------
                                      3,409         2,510            55           42        3,354         2,468
Noncurrent:
  Fixed assets                           --            --           292          292         (292)         (292)
                                    -------       -------       -------      -------      -------       -------
     Total deferred taxes             3,409         2,510           347          334        3,062         2,176

Less: Valuation Allowance            (2,624)       (1,794)           --           --       (2,624)       (1,794)
                                    -------       -------       -------      -------      -------       -------
     Net deferred taxes             $   785       $   716       $   347      $   334      $   438       $   382
                                    =======       =======       =======      =======      =======       =======

As a result of the Company's U.S. operations not generating income in recent years, management believes it is more likely than not that the Company will not realize the benefit of a portion of the net deferred tax assets existing at June 30, 2001 and 2000. Therefore, the Company has reserved for a portion of deferred income taxes as of June 30, 2001 due to uncertainty regarding the generation of sufficient taxable income in the United States to realize deferred taxes associated with net operating loss carryforwards.

7.      LONG-TERM DEBT

Long-term debt consists of the following:

                                                       June 30,
                                                       --------
                                                   2001         2000
                                                   ----         ----
                                                    (in thousands)
Revolving credit and term loan facility (a)      $15,313      $14,513
Notes payable (b)                                  1,670        2,693
Term Loan (c)                                      6,875           --
Deferred acquisition costs, net (d)                1,242           --
                                                 -------      -------
                                                  25,100       17,206
Less: Current portion                              3,533        1,023
                                                 -------      -------
                                                 $21,567      $16,183
                                                 =======      =======

(a) In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory and certain other assets of Napco Security Systems, Inc., a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of two of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less -1/4 % or an alternate rate based on LIBOR as described in the agreement. The revolving credit agreement will expire in July 2004 and any outstanding borrowings are to be repaid on or before that time. The

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 2001, the Company was not in compliance with all of these financial covenants and, accordingly, received a waiver from the bank.


(b) In connection with the stock purchase agreement described in Note 9, the Company entered into a term-loan facility in May 1998 with its primary bank for a $2,500,000 term loan. Under the terms of the note, the loan is to be repaid in 60 equal monthly installments of $41,667, plus interest at 7.94%, beginning on July 1, 1998.

     In addition, the Company entered into a four-year term loan in the amount of $1,947,880 to its former president in connection with the stock purchase agreement. This note bears interest at 8% and payments began in April 1999, with a final maturity June 2003.

(c) On July 27, 2000, the Company entered into a five year $8,250,000 secured term loan with its primary bank in connection with the acquisition of Continental. Under the agreement, the loan is to be repaid in 60 equal monthly installments of $137,500, plus interest at a LIBOR based rate, as defined in the agreement. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 2001, the Company was not in compliance with all of these financial covenants, and accordingly received a waiver from the bank.

     The Company has entered into an interest rate swap agreement to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The interest rate swap has been designated as a cash flow hedge and is effective as of June 30, 2001. At June 30, 2001 there was an outstanding interest rate swap contract totaling $3,162,500. The contract bears a fixed interest rate of 8.68% and terminates on October 30, 2002. The debt instrument bears interest at LIBOR plus 2%. At June 30, 2001 the interest rate on the debt was 6.06%.

(d) In connection with the Continental acquisition described in Note 2, the Company is required to make four scheduled future payments to the former owner, beginning on January 27, 2001 with a final payment on July 27, 2002. These payments are recorded at their present value using an interest rate of 7%. The difference between the present value and face value of the payments is accounted for as a debt discount and accreted to interest expense over the term of the payments.

Maturities of long-term debt are as follows (in thousands):

Fiscal Year Ending June 30,
          2002                                       $ 3,533
          2003                                         2,679
          2004                                         1,650
          2005                                        16,963
          2006                                           275
                                                     -------
                                                     $25,100
                                                     =======

8.      STOCK OPTIONS

In November 1992, the stockholders approved a 10-year extension of the already existing 1982 Incentive Stock Option Plan (the "1992 Plan"). The 1992 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of approximately 815,000 shares of the Company's common stock to be acquired by the holders of such awards. Under the 1992 Plan, the Company may grant stock options, which are intended to qualify as incentive stock options ("ISOs"), to key employees, officers, and employee directors. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1992 Plan, stock options have been granted to employees and directors for terms of up to 5 years at an exercise price equal to the fair market value on the date of

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2001, 312,610 stock options granted to employees and directors were exercisable. The Company accounts for awards granted to employees, directors and key employees under APB Opinion No. 25, under which compensation cost is recognized for stock options granted at an exercise price less than the market value of the options on the grant date.

Had compensation cost for all stock option grants in fiscal years 2001, 2000 and 1999 been determined according to SFAS No. 123, the Company's net income and earnings per share would have been:

                                                               June 30
                                              ---------------------------------------
                                               2001             2000             1999
                                              ------           ------           -----
                                               (in thousands, except per share data)
NET INCOME:        As reported                $ 251            $2,010           $2,493
                   Pro forma                    (14)            1,790            2,279

BASIC EPS:         As reported                $ .07            $  .57           $ 0.71
                   Pro forma                   (.04)              .51             0.65

DILUTED EPS:       As reported                $ .07            $  .57           $ 0.71
                   Pro forma                   (.04)              .51             0.65

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal year 1996.

The following table reflects activity under the 1992 Plan for the fiscal years ended:

                                                                                 June 30,
                                                                                 --------
                                                      2001                        2000                        1999
                                                      ----                        ----                        ----
                                                           Weighted                    Weighted                    Weighted
                                                            Average                     Average                     Average
                                                           Exercise                    Exercise                    Exercise
                                             Shares          Price        Shares         Price         Shares          Price
                                             ------          -----        ------         -----         ------          -----
Outstanding at beginning of year             499,850           3.33       438,100       $   3.39       236,250       $   3.91
   Granted                                   109,500           4.18        91,000           3.19       251,600           3.12
   Exercised                                 (19,500)          2.64        (8,750)          2.50          (500)          3.88
   Forfeited                                  (6,000)          3.79       (20,500)          4.29       (35,500)          4.66
   Canceled/Lapsed                            (4,500)          2.64            --             --       (13,750)          4.28
                                            --------       --------      --------       --------      --------       --------

Outstanding at end of year                   579,350           3.51       499,850           3.33       438,100           3.39
                                            ========       ========      ========       ========      ========       ========
Exercisable at end of year                   312,610           3.47       222,040           3.37       138,570           3.40
                                            ========       ========      ========       ========      ========       ========
Weighted average fair value of options
   granted                                  $   1.76                     $   1.50                     $   4.25

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       2001               2000                1999
                                       ----               ----                ----
Risk-Free Interest Rates              6.06%               6.24%              5.22%
Expected Lives                       5 years             5 years            5 years
Expected Volatility                     42%                 44%                45%
Expected Dividend Yields                 0%                  0%                 0%

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at June 30, 2001:

                                                       Options Outstanding                         Options Exercisable
                                                       -------------------                         -------------------
                                          Number            Weighted         Weighted            Number           Weighted
                                        Outstanding          Average          Average          Exercisable        Average
                                            at              Remaining        Exercise              At             Exercise
Range of Exercise Prices                  6/30/01       Contractual Life      Price              6/30/01           Price
------------------------                  -------       ----------------      -----              -------           -----
     $ 2.50 - $3.75                       318,750             2.83             3.08              173,150            3.06
       3.76 -  5.63                       260,600             2.42             4.05              139,460            3.98
                                          -------             ----             ----              -------            ----
       2.50 -  5.63                       579,350             2.65             3.51              312,610            3.47
                                          =======             ====             ====              =======            ====

In September 2000, the stockholders approved a 10 year extension of the already existing 1990 non-employee stock option plan (the "2000 Plan") to encourage non-employee directors and consultants of the Company to invest in the Company's stock. The 2000 Plan provides for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 2000 Plan provides that the option price will not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable at 20% per year and expire five years after the date of grant. The Company has adopted SFAS No. 123 to account for stock-based compensation awards granted to non-employee consultants, under which a compensation cost is recognized for the fair value of the options granted as of the date of grant. Under this plan there were no options granted as of June 31, 2000. As of June 30, 2001, 40,000 options were granted with a weighted average exercise price of $4.13 and there were no options exercised, cancelled, or forfeited.

9.       STOCK PURCHASE

On May 28, 1998, the Company entered into a stock purchase agreement with its former president, which called for the purchase by the Company of all the shares of the Company's common stock held by the former president (889,576 shares) at a price of $5 per share, in connection with the former president's retirement. The agreement also contained consulting and non-compete agreements, each with a period of ten years. Upon closing, $2,500,000 of the purchase price was paid to the former president with the proceeds of the term loan described in Note 7 (b). The remaining purchase price is to be paid over a 4 year period according to the terms of a note issued to the former president. The common stock purchased is included in treasury stock as of June 30, 2000 and 2001.

10.     401(k) PLAN

The Company maintains a 401(k) plan covering all employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $ 63,000, $55,000 and $54,000 for the three fiscal years ended June 30, 2001, respectively.

11.     COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under various operating leases which do not extend beyond fiscal 2005. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows (in thousands):

Fiscal Year Ending June 30,
     2002                           $242,322
     2003                            209,907
     2004                             53,738
     2005                             16,940
     Thereafter                           --

Rent expense totaled approximately $704,000, $859,000 and $805,000 for the three fiscal years ended June 30, 2001, 2000, and 1999, respectively.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Land Lease

On April 26, 1993, one of the Company's foreign subsidiaries entered into a 99 year lease for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000, on which the Company's main production facility is located.

Letters of Credit

At June 30, 2001, the Company was committed for approximately $470,469 under open commercial letters of credit and steamship guarantees.


Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

12.      SEGMENT DATA

The Company is engaged in one major line of business - the development, manufacture and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe and South America. Identifiable assets (net of intercompany receivables and payables) related to the Company's foreign subsidiaries were approximately $25,395,000 and $22,945,000 at June 30, 2001 and 2000, respectively.

The Company observes the provisions of SFAS No. 131. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two geographic segments:
(i) United States and (ii) Foreign. The following represents selected consolidated financial information for the Company's segments for the fiscal years ended June 30, 2001, 2000 and 1999:

                                        2001        2000          1999
                                        ----        ----          ----
                                               (in thousands)
Sales to unaffiliated customers:
  United States                       $54,771      $53,946      $50,875
  Foreign                                  --           --           --
                                      -------      -------      -------
                                      $54,771      $53,946      $50,875
                                      =======      =======      =======

Identifiable assets:
  United States                        38,282       32,584       33,067
  Foreign                              25,395       22,945       22,720

Export Sales:
  United States                         9,952       10,143       10,713

Export sales from the United States in fiscal year 2001 included sales of approximately $6,727,000, $603,000, $1,524,000 and $1,098,000 to Europe, North
America, South America and other areas, respectively. Export sales from the United States in fiscal year 2000 included sales of approximately $6,675,000, $741,000, $1,118,000 and $1,609,000 to Europe, North America, South America and other areas, respectively. Export sales from the United States in fiscal year 1999 included sales of approximately $6,730,000, $869,000, $1,653,000, and
$1,461,000 to Europe, North America, South America and other areas, respectively.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY
CONDENSED BALANCE SHEETS


                                                                          As of June 30
                                                                          -------------
                                        ASSETS                          2001          2000
                                        ------                          ----          ----
                                                                          (in thousands)
CASH                                                                  $    124       $    971

ACCOUNTS RECEIVABLE, net                                                10,682         13,442

INVENTORIES                                                              6,032          6,412

PREPAID EXPENSES AND OTHER CURRENT ASSETS                                  357            700
                                                                      --------       --------

                  Total current assets                                  17,195         21,525

INVESTMENT IN SUBSIDIARIES, on equity basis                             30,482         30,369

PROPERTY, PLANT AND EQUIPMENT, net                                       4,641          4,871

DEFERRED INCOME TAXES                                                      785            716

OTHER ASSETS                                                               309            227
                                                                      --------       --------
                                                                      $ 53,412       $ 57,708
                                                                      ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                   $  4,865       $  2,958

DUE TO (FROM) SUBSIDIARIES                                                (554)         4,916

LONG-TERM DEBT                                                          15,866         16,183

DEFERRED INCOME TAXES                                                      292            292
                                                                      --------       --------

                  Total liabilities                                     20,469         24,349

STOCKHOLDERS' EQUITY                                                    32,943         33,359
                                                                      --------       --------
                                                                      $ 53,412       $ 57,708
                                                                      ========       ========


This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION ON PARENT COMPANY
CONDENSED STATEMENTS OF INCOME



                                                          For the Fiscal Years Ended June 30,
                                                          -----------------------------------
                                                           2001           2000          1999
                                                           ----           ----          ----
                                                                     (in thousands)
NET SALES                                                $ 28,592       $ 33,611       $ 35,733

COST OF SALES                                              18,201         24,020         26,325
                                                         --------       --------       --------

           Gross profit                                    10,391          9,591          9,408

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                9,265          7,318          7,741
                                                         --------       --------       --------

           Operating income                                 1,126          2,273          1,667

EQUITY IN EARNINGS OF SUBSIDIARIES                            113            874            284

OTHER EXPENSE, net                                         (1,014)        (1,400)        (1,383)
                                                         --------       --------       --------

           Income before (benefit) for income taxes           225          1,747            568

(BENEFIT) FOR INCOME TAXES                                    (25)          (263)        (1,925)
                                                         --------       --------       --------

           Net income                                    $    250       $  2,010       $  2,493
                                                         ========       ========       ========


This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                            Column A                            Column B        Column C      Column D        Column E
                            --------                            --------        --------      --------        --------

                                                                Balance at     Charged to                     Balance
                                                                Beginning      Costs and                     at End of
                           Description                          of Period       Expenses    Deductions (1)    Period
                           -----------                          ---------       --------    --------------    ------

For the year ended June 30, 1999:
   Allowance for doubtful accounts (deducted from accounts
     receivable)                                                $     755      $     230      $      98      $     887
                                                                =========      =========      =========      =========

For the year ended June 30, 2000:
   Allowance for doubtful accounts (deducted from accounts
     receivable)                                                $     887      $     110      $     375      $     622
                                                                =========      =========      =========      =========

For the year ended June 30, 2001:
   Allowance for doubtful accounts (deducted from accounts
     receivable)                                                $     622      $      78             $-      $     700
                                                                =========      =========      =========      =========


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


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the Company's definitive proxy statement for the 2001 annual meeting of stockholders which the Company intends to file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 2001 fiscal year, and, accordingly, items 10, 11, 12 and 13 are omitted pursuant to General Instruction G(3).

                                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K.

(a)1.  Financial Statements

        The following consolidated financial statements of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                                Page
                                                                                                ----
        Report of Independent Public Accountants as of
        June 30, 2001 and 2000 and for each of the
        3 Years in the Period Ended June 30, 2001...........................................     18

        Consolidated Balance Sheets as of
        June 30, 2001 and 2000..............................................................     19

        Consolidated Statements of Income for the Years
        Ended June 30, 2001, 2000 and 1999..................................................     20

        Consolidated Statements of Stockholders' Equity
        for the Years Ended June 30, 2001, 2000
        and 1999............................................................................     21

        Consolidated Statements of Cash Flows for the
        Years Ended June 30, 2001, 2000 and 1999............................................     22

        Notes to Consolidated Financial Statements,
        June 30, 2001, 2000 and 1999........................................................     23

(a)2.  Financial Statement Schedules

        The following consolidated financial statement schedules of NAPCO
Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

        I:   Condensed Financial Information
             on Parent Company..............................................................     34

        II:  Valuation and Qualifying Accounts..............................................     36

        Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(a)3 and (c).  Exhibits


Exhibit
  No.            Title
  ---            -----
Ex-3.(i)       Articles of Incorporation, as amended..............     Exhibit 3a to Report on Form
                                                                       10-K for fiscal year ended June
                                                                       30, 1988



Ex-3.(ii)      Amended and Restated By-Laws ......................     Exhibit 3.(ii) to Report on Form
                                                                       10-K for fiscal year ended June
                                                                       30, 1999

Ex-10.A        Amended and Restated 1992 Incentive
               Stock Option Plan  ................................     Exhibit 10.A to Report on Form
                                                                       10-K for fiscal year ended June
                                                                       30, 1999

Ex-10.B 2000   Non-Employee Stock Option Plan......................      E-1


Ex-10.C        Defined Contribution Pension Plan
               Basic Plan Document..............................       Exhibit 10d to Report on Form
                                                                       10-K for fiscal year ended June
                                                                       30, 1989

Ex-10.D        Defined Contribution Pension Plan
               401(k) Profit Sharing Plan
               Adoption Agreement...............................       Exhibit 10e to Report
                                                                       on Form 10-K for fiscal
                                                                       year ended June 30,
                                                                       1989

Ex-10.E        Promissory Note dated as of November 8,
               1991 between Citibank, N.A. and
               the Company......................................       Exhibit 10-i to
                                                                       Report on Form 10-K
                                                                       for fiscal year
                                                                       ended June 30, 1992

Ex-10.F        Credit Agreement dated November 8,
               1991 between N.S.S. Caribe S.A. and
               Citibank, N.A....................................       Exhibit 10.j to
                                                                       Report on Form 10-K
                                                                       for fiscal year
                                                                       ended June 30, 1992

Ex-10.G        First Amendment dated as of November 5,
               1993 to Credit Agreement dated as of
               November 8, 1991 with Citibank, N.A..............       Exhibit 10-0 to
                                                                       Report on Form 10-K
                                                                       for fiscal year
                                                                       ended June 30, 1993

Ex-10.H        Loan and Security Agreement with
               Marine Midland Bank dated as of
               May 12, 1997.....................................       Exhibit 10.I to Rpt.
                                                                       On Form 10K for
                                                                       fiscal year ended
                                                                       June 30, 1997

Ex-10.I     Revolving Credit Note #1 to Marine
            Midland Bank dated as of May 12, 1997............      Exhibit 10.J to
                                                                   Report on Form 10-K
                                                                   for Fiscal year
                                                                   ended June 30, 1997

Ex-10.J     Revolving Credit Note #2 to Marine
            Midland Bank dated as of May 12, 1997............      Exhibit 10.K to
                                                                   Report on Form 10-K
                                                                   for fiscal year
                                                                   ended June 30, 1997

Ex-10.K     Promissory Note to Marine Midland Bank
            dated as of May 12, 1997.........................      Exhibit 10-L to
                                                                   Report on Form 10-K
                                                                   for fiscal year
                                                                   ended June 30, 1997

Ex-10.L     Amendment No. 1 to the Loan and Security
            Agreement with Marine Midland Bank
            dated as of  May 28, 1998........................      Exhibit 10-M to
                                                                   Report in Form 10-K
                                                                   for fiscal year
                                                                   ended June 30, 1998.

Ex.-10.M    Term Loan Note to Marine Midland
            Bank dated as of May 28, 1998....................      Exhibit 10-N to
                                                                   Report in Form 10-K
                                                                   For fiscal year
                                                                   ended June 30, 1998.

Ex-10.N     Promissory Note to Kenneth Rosenberg dated as of
            May 28, 1998.....................................      Exhibit 10.O to
                                                                   Report in Form 10-K
                                                                   for fiscal year
                                                                   ended June 30, 1998.

Ex-10.O     Consulting Agreement with Kenneth Rosenberg
            dated as of May 28, 1998.........................      Exhibit 10.P to
                                                                   Report in Form 10-K
                                                                   for fiscal year
                                                                   ended June 30, 1998.


Ex-10.P     Employment Agreement with Richard Soloway .......      Exhibit 10.Q to
                                                                   Report in Form 10-Q
                                                                   for period ended
                                                                   March 31, 1999.

Ex-10.Q     Employment  Agreement with Jorge Hevia ..........      Exhibit 10.R to
                                                                   Report in Form 10-Q
                                                                   for period ended
                                                                   March 31, 1999.

Ex-10.R     Amendment No. 2 to the Loan and Security Agreement
            with HSBC Bank dated as of June 30, 1999 ........      Exhibit 10.S to
                                                                   Report on Form 10-K
                                                                   for fiscal year
                                                                   ended June 30, 1999

Ex-10.S     Employment Agreement with Michael Carrieri ......      Exhibit 10.U to
                                                                   Report on Form 10-Q
                                                                   For fiscal quarter
                                                                   ended September 30, 1999

Ex-10.T     Indemnification Agreement dated August 9, 1999 ..      Exhibit 10.T to
                                                                   Report on Form 10-K
                                                                   For fiscal year ended
                                                                   June 30, 1999

Ex-10.U     Asset Purchase Agreement (1).....................      Exhibit 2.1 to
                                                                   Report on Form 8-K
                                                                   Filed July 27, 2000

Ex-10.V     Amendment No. 4 to Loan and Security Agreement         Exhibit 10.V to
                                                                   Report on Form 8-K
                                                                   Filed July 27, 2000

Ex-10.W     Amendment No. 8 to Loan and Security Agreement ..      E-6

Ex-10.X     Note Modification Agreements ....................     E-14

Ex-11       Computation of earnings per share ...............     E-20

Ex-12       Computation of ratios ...........................     E-21

Ex-21       Subsidiaries of the Registrant ..................     E-22

Ex-23       Consent of Independent Public Accountants .......     E-23

        Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the registrant will be provided with copies of these exhibits upon written request to the Company.

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 2001


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

     Signature                              Title                           Date
     ---------                              -----                           ----
/s/RICHARD SOLOWAY                      Chairman of the               September 28, 2001
----------------------------            Board of Directors
   Richard Soloway

/s/ KEVIN S. BUCHEL
----------------------------
    Kevin S. Buchel                     Director                      September 28, 2001

/s/ANDREW J. WILDER
----------------------------
   Andrew J. Wilder                     Director                      September 28, 2001

/s/ARNOLD BLUMENTHAL
----------------------------
   Arnold Blumenthal                    Director                      September 28, 2001

/s/DONNA SOLOWAY
----------------------------
   Donna Soloway                        Director                      September 28, 2001

                                       Index to Exhibits
                                       -----------------

Ex-10.B    2000 Non-Employee Stock Option Plan, as amended .............   E-1

Ex-10.W    Amendment No. 8 to Loan and Security Agreement ..............   E-6

Ex-10.X    Note Modification Agreements ................................  E-14

Ex-11      Computation of earnings per share ...........................  E-20

Ex-12      Computation of ratios .......................................  E-21

Ex-21      Subsidiaries of the Registrant ..............................  E-22

Ex-23      Consent of Independent Public Accountants ...................  E-23