Form 10-Q
period 2001-09-30
NAPCO SECURITY SYSTEMS INC
filed 2001-11-14
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
        _______________ .


Commission File Number: 0-10004

                          NAPCO SECURITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                      11-2277818
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

     333 Bayview Avenue
     Amityville, New York                                 11701
     (Address of principal                              (Zip Code)
      executive offices)


                                 (631) 842-9400
               (Registrant's telephone number including area code)

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

                         Yes      X                          No



Number of shares outstanding of each of the issuer's classes as of:
                                                               SEPTEMBER 30,2001


                COMMON STOCK, $.01 PAR VALUE PER SHARE               3,317,796

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                               SEPTEMBER 30, 2001

                                                                            Page
PART I:  FINANCIAL INFORMATION (unaudited)
        Condensed Consolidated Balance Sheets,
        September 30, 2001 and June 30, 2001                                 3

        Condensed Consolidated Statements of Income for the Three
        Months Ended September 30, 2001 and 2000                             4

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended September 30, 2001 and 2000                             5

        Notes to Condensed Consolidated Financial Statements                 6

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                10

PART II:  OTHER INFORMATION                                                  12

SIGNATURE PAGE                                                               13

INDEX TO EXHIBITS                                                            14

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                           September 30, June 30,
ASSETS                                                                   2001              2001
                                                                      -----------         -----------
Current Assets:                                                       (in thousands, except share data)
     Cash and cash equivalents                                             $ 879          $ 1,037
     Accounts receivable, less reserve for doubtful accounts:
        September 30, 2001  $ 759
        June 30, 2001       $ 700                                         15,010           16,940
     Inventories (Note 2)                                                 24,935           23,234
     Prepaid expenses and other current assets                               680              895
                                                                      -----------         -----------
        Total current assets                                              41,504           42,106
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
        September 30, 2001  $ 15,624
        June 30, 2001       $ 15,288                                      10,543           10,663
Goodwill, net of accumulated amortization                                  9,686            9,686
Deferred income taxes                                                        785              785
Other Assets                                                                 424              437
                                                                      -----------         -----------
                                                                        $ 62,942         $ 63,677
                                                                      ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                                   $ 3,650          $ 3,533
     Accounts payable                                                      4,282            3,361
     Accrued and other current liabilities                                 1,832            1,925
     Accrued income taxes                                                     81               55
                                                                      -----------         -----------
        Total current liabilities                                          9,845            8,874
Long-Term Debt                                                            20,700           21,567
Deferred Income Taxes                                                        292              292
                                                                      -----------         -----------
        Total liabilities                                                 30,837           30,733
                                                                      -----------         -----------
Stockholders' Equity:
     Common stock, par value $.01 per share; 21,000,000
        shares authorized,  5,938,852 and 5,938,852 shares
        issued, respectively; 3,317,796 and 3,366,596 shares
        outstanding respectively                                              59               59
     Additional paid-in capital                                              831              831
     Retained earnings                                                    36,632           37,228
     Less: Treasury stock, at cost (2,621,056 and 2,572,256
        shares respectively)                                              (5,417)          (5,174)
                                                                      -----------         -----------
        Total stockholders' equity                                        32,105           32,944
                                                                      -----------         -----------
                                                                        $ 62,942         $ 63,677
                                                                      ===========         ===========

  The accompanying notes are an integral part of these condensed consolidated balance sheets

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)



                                                                               Three Months Ended
                                                                                  September 30,
                                                                 ----------------------------------------------
                                                                       2001                          2000
                                                                 ---------------              -----------------
                                                                 (in thousands, except share and per share data)
Net Sales                                                        $    10,083                  $    11,094
Cost of Sales                                                          7,327                        8,036
                                                                   ---------                    ---------
        Gross profit                                                   2,756                        3,058

Selling, General and Administrative Expenses                           2,943                        2,913
                                                                   ---------                    ---------
        Operating income (loss)                                         (187)                         145
                                                                   ---------                    ---------
Interest Expense, net                                                    397                          465
Other Expense, net                                                        12                            7
                                                                   ---------                    ---------
                                                                         409                          472
                                                                   ---------                    ---------
        Loss before provision for income taxes                          (596)                        (327)

Provision for Income Taxes                                                --                           --
                                                                   ---------                    ---------
        Net loss                                                 $      (596)                 $      (327)
                                                                   =========                    =========
Net loss per share (Note 4):  Basic                              $     (0.17)                 $     (0.09)
                                                                   =========                    =========
                                       Diluted                   $     (0.17)                 $     (0.09)
                                                                   =========                    =========
Weighted average number of shares outstanding (Note 4):Basic       3,408,349                    3,498,901
                                                                   =========                    =========
                                                   Diluted         3,408,349                    3,498,901
                                                                   =========                    =========








  The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                  Three Months Ended
                                                                    September 30,
                                                                ---------------------
                                                                  2001         2000
                                                                ---------    --------
                                                                    (in thousands)
Net Cash Provided by Operating Activities                       $ 1,051      $   961
                                                                ---------    --------
Cash Flows from Investing Activities:

     Acquisition of business, net of cash acquired              $    --      $(7,633)
     Net purchases of property, plant and equipment                (216)        (174)
                                                                ---------    --------
        Net cash used in investing activities                      (216)      (7,807)
                                                                ---------    --------
Cash Flows from Financing Activities:

     Proceeds from acquisition financing                        $    --        8,250
     Proceeds from long-term borrowings                             200           --
     Principal payments on long-term debt                          (950)        (492)
     Payments for purchase of Treasury stock                       (243)          --
                                                                ---------    --------
        Net cash provided by (used in) financing activities        (993)       7,758
                                                                ---------    --------
Net Increase (Decrease) in Cash and Cash Equivalents               (158)         912

Cash and Cash Equivalents at Beginning of Period                  1,037        2,384
                                                                ---------    --------
Cash and Cash Equivalents at End of Period                      $   879      $ 3,296
                                                                =========    ========
Cash Paid During the Period for:

     Interest                                                   $   416      $   626
                                                                =========    ========
     Income taxes                                               $     4            9
                                                                =========    ========
Supplemental Non-cash Financing Activities:

     Deferred acquisition payments                              $ 1,242      $ 1,700
                                                                =========    ========



  The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.)     Summary of Significant Accounting Policies and Other Disclosures

        The information for the three months ended September 30, 2001 and 2000 is unaudited but, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

        The Company has adopted all recently effective accounting standards which are relevant to its condensed financial statements and there was no material effect.

2.)     Inventories

        Inventories consist of:                       September 30,       June 30,
                                                         2001              2001
                                                      --------------   -----------
                                                              (in thousands)
                         Component parts              $ 13,410         $ 12,495
                         Work-in-process                 3,797            3,538
                         Finished products               7,728            7,201
                                                      -------------    -----------
                                                      $ 24,935            23,234
                                                      =============    ===========


3.)     Property, Plant and Equipment

        Property, Plant and Equipment consists of:                          September 30,       June 30,
                                                                                 2001             2001
                                                                            -------------       --------
                                                                                   (in thousands)
                         Land                                                   $ 904            $ 904
                         Building                                               8,911            8,911
                         Molds and dies                                         3,979            3,867
                         Furniture and fixtures                                 1,116            1,112
                         Machinery and equipment                               11,074           10,979
                         Building improvements                                    183              178
                                                                            -------------       --------
                                                                               26,167           25,951
                         Less: Accumulated depreciation and amortization       15,624           15,288
                                                                            -------------       --------
                                                                             $ 10,543         $ 10,663
                                                                            =============       =========

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

        A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for net income is as follows:

                                                Three Months Ended September 30, 2001
                                                (in thousands, except per share data)
                                           ------------------------------------------
                                            Net Loss          Shares        Per Share
                                           (numerator)     (denominator)     Amounts

        Net loss                             $ (596)             --              --
                                             ------            ------        ------
        BASIC EPS
        Net loss attributable to
           common stock                      $ (596)           3,408         $ (0.17)

        EFFECT OF DILUTIVE SECURITIES
         Options                                --               --              --
                                             ------            ------        ------
        DILUTED EPS
        Net loss attributable to
           common stock and assumed
           option exercises                  $ (596)           3,408         $ (0.17)
                                             ======            =====         =======





        Options to purchase 387,480 shares of common stock in the three months ended September 30, 2001 were not included in the computation of diluted EPS because the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

5.)     Goodwill and Other Intangible Assets

        Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standard addresses how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Based on the results of the Company's transitional impairment testing, there will be no material impact on the consolidated financial results related to intangible assets or purchased goodwill.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The following table presents pro forma net income and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

        Pro forma:                                                                    September 30, 2000
                                                                                     ---------------------
                                                                                     (in thousands, except
                                                                                       per share data)

        Reported Net Earnings Attributable to Common Stock                                 $ (327)
           Add back: Goodwill amortization, net of tax                                         92
                                                                                          -------
                  Pro forma Net Earnings                                                   $ (235)
                                                                                          =======
        Basic net earnings per common share:
           Reported Net Earnings Attributable to Common Stock before SFAS No. 142         $ (0.09)
           SFAS No. 142 effect, net of tax                                                   0.02
                                                                                          -------
                  Pro forma Net Earnings attributable to Common Stock                     $ (0.07)
                                                                                          =======
        Diluted net earnings per common share:
           Reported Net Earnings Attributable to Common Stock before SFAS No. 142         $ (0.09)
           SFAS No. 142 effect, net of tax                                                   0.02
                                                                                          -------
                  Pro forma Net Earnings attributable to Common Stock                     $ (0.07)
                                                                                          =======


6.)     Acquisition of Business

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

        The acquisition was financed by an $8,250,000 loan from the Company's primary lender, to be repaid over 60 equal monthly installments. The loan is secured by a mortgage, guarantees and other collateral. Approximately $7,800,000, which represents the excess of the purchase price over the cost of assets acquired, was being amortized on a straight-line basis over an estimated useful life of 20 years, prior to the adoption of SFAS No. 141 and 142 as discussed in Note 5.

        Summarized below are the unaudited pro forma results of operations as though this acquisition had occurred at the beginning of fiscal 2001 after the effect of SFAS No. 141 and 142 as discussed in Note 5. Pro forma adjustments have been made for (1) excess purchase price over net assets acquired and related amortization expense, (2) initial $8,250,000 cash borrowings under a term loan, (3) cash used as initial consideration in the purchase transaction, (4) deferred financing costs associated with the term loan and related amortization, (5) additional salary expense for employees not previously included in salary expense and (6) additional interest expense for term loan.

        Adjusted Pro forma:                                                  September 30, 2000
                                                                           ----------------------
                                                                           (in thousands, except
                                                                               per share data)

        Net sales                                                               $ 11,314
                                                                                ========
        Net Earnings Attributable to Common Stock                                $  (321)
                                                                                ========
        Basic net earnings per common share:
           Net Earnings Attributable to Common Stock                            $  (0.09)
                                                                                ========
        Diluted net earnings per common share:
           Net Earnings Attributable to Common Stock                            $  (0.09)
                                                                                ========

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.)     Recently Issued Accounting Standards

        The financial accounting Standards Board recently issued SFAS No. 144, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains fundamental provisions of SFAS No. 121 for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not believe the adoption of SFAS No. 144 will be material.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the three months ended September 30, 2001 decreased by 9% to $10,083,000 as compared to $11,094,000 for the same period a year ago. The decrease in net sales was primarily due to a decrease in domestic sales of burglar equipment and a slight decrease in sales of door locking devices. This was partially offset by an increase in sales of access control equipment as well as an increase in international sales.

The Company's gross margin for the three months ended March 31, 2001 decreased by $302,000 to $2,756,000 or 27.3% of sales as compared to $3,058,000 or 27.6%
of sales for the same period a year ago. The slight decrease in gross margin in dollars and as a percentage of net sales was primarily due to the decrease in net sales as discussed above and the resulting increase in overhead application rates.

Selling, general and administrative expenses for the three months ended September 30, 2001 remained relatively constant at $2,943,000 as compared to $2,913,000 a year ago. This resulted primarily from the additional expenses associated with the Company's Continental product line, acquired during the first quarter of fiscal 2001, as partially offset by reductions in certain of the Company's variable expenses as well as the Company's adoption of SFAS No. 142 as discussed in Note 5.

Interest and other expense for the three months ended September 30, 2001 decreased by $63,000 to $409,000 from $472,000 for the same This decrease resulted primarily from the decrease in interest expense due to the continued reduction of the Company's overall debt as well as to more favorable interest rates available on certain of the Company's outstanding debt.

The Company had a zero provision for income taxes for the three months ended September 30, 2001 as well as for the same period a year ago.

Net income decreased by $269,000 to a net loss of $596,000 or $(0.17) per share for the three months ended September 30, 2001 as compared to a net loss of $327,000 or $(0.09) per share for the same period a year ago. This resulted primarily from the items discussed above.

Liquidity and Capital Resources

During the three months ended September 30, 2001 the Company utilized its cash generated from operations to reduce certain of its outstanding borrowings, purchase property and equipment and invest in additional inventory as discussed below. During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC (see note 5 to the financial statements). The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through the second quarter of fiscal 2003.

Accounts Receivable at September 30, 2001 decreased $1,930,000 to $15,010,000 as compared to $16,940,000 at June 30, 2001. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2001 as compared to the quarter ended September 30, 2001.

Inventory at September 30, 2001 increased by $1,701,000 to $24,935,000 as compared to $23,234,000 at June 30, 2001. This increase was primarily the result of the Company increasing production of certain of its existing products in preparation for the rollout of several new products during the fiscal year as well as in anticipation of the historical increase of sales during the fiscal year. The Company's inventory levels also increased as a result of the reduction in purchases by one of the Company's customers during the quarter ended September 30, 2001.

In May of 1998 the Company repurchased 889,576 shares of Napco common stock for $5.00 per share from one of its co-founders. $2.5 million was paid at closing with the balance of the purchase price to be paid over a four (4) year period. The portion of the purchase price paid at closing was financed by the Company's primary bank and is being repaid over a five (5) year period.

In November 2000 the Company adopted a stock repurchase program. Under this program, the Company is authorized to repurchase from time to time, 205,000 shares of its common stock. As of September 30, 2001 the Company had repurchased 202,605 shares under this program.

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

As of September 30, 2001 the Company had no material commitments for capital expenditures.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Forward-looking Statements

This quarterly report, other than historical financial information, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Item 1 of the Company's annual report on Form 10-K for the year ended June 30, 2001. These include risks and uncertainties relating to competition and technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.

Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At September 30, 2001 an aggregate amount of approximately $15,500,000 was outstanding under this credit facility with an interest rate of 5.0%. If principal amounts outstanding under this facility remained at this quarter-end level for an entire year and the interest rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $193,750 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

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


     (b)      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2001


                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)


     By:/s/  Richard Soloway
        _____________________________
        Richard Soloway
        Chairman of the Board of Directors,
        President and Secretary
        (Principal Executive Officer)


     By: /s/  Kevin S. Buchel
        _____________________________
        Kevin S. Buchel
        Senior Vice President of Operations
        and Finance and Treasurer
        (Principal Financial and Accounting
        Officer)

                                INDEX TO EXHIBITS


Exhibits


        None