Form 10-Q
period 2001-12-31
NAPCO SECURITY SYSTEMS INC
filed 2002-02-14
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---        AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER
            31, 2001

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---        AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                            TO                .
            ---------------   ---------------

Commission File Number:           0-10004


                          NAPCO SECURITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                      11-2277818

(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

     333 Bayview Avenue
     Amityville, New York                                 11701
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


            Yes      X                             No
                    ---                                   ---

         Number of shares outstanding of each of the issuer's classes of common
stock, as of:                                                DECEMBER 31, 2001



         COMMON STOCK, $.01 PAR VALUE PER SHARE                  3,338,296

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX
                                DECEMBER 31, 2001


                                                                           Page
PART I:  FINANCIAL INFORMATION (unaudited)

         Condensed Consolidated Balance Sheets,
         December 31, 2001 and June 30, 2001                               3

         Condensed Consolidated Statements of Income for the Three
         Months Ended December 31, 2001 and 2000                           4

         Condensed Consolidated Statements of Income for the Six
         Months Ended December 31, 2001 and 2000                           5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended December 31, 2001 and 2000                           6

         Notes to Condensed Consolidated Financial Statements              7

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             11

PART II: OTHER INFORMATION                                                 14

SIGNATURE PAGE                                                             15

INDEX TO EXHIBITS                                                          16

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                           December 31,               June 30,
                             ASSETS                                           2001                      2001
                                                                      -----------------       -------------------
Current Assets:                                                           (in thousands, except share data)
       Cash and cash equivalents                                               $ 2,744                   $ 1,037
       Accounts receivable, less reserve for doubtful accounts:
            December 31, 2001               $ 841
            June 30, 2001                   $ 700                               13,607                    16,940
       Inventories (Note 2)                                                     23,490                    23,234
       Prepaid expenses and other current assets                                   887                       895
                                                                      -----------------       -------------------
            Total current assets                                                40,728                    42,106
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
            December 31, 2001               $ 15,962
            June 30, 2001                   $ 15,288                            10,351                    10,663
Goodwill, net of accumulated amortization                                        9,686                     9,686
Deferred income taxes                                                              785                       785
Other Assets                                                                       411                       437
                                                                      -----------------       -------------------
                                                                              $ 61,961                  $ 63,677
                                                                      =================       ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt                                      $ 3,509                   $ 3,533
       Accounts payable                                                         3,979                     3,361
       Accrued and other current liabilities                                    1,640                     1,925
       Accrued income taxes                                                        76                        55
                                                                      ----------------       -------------------
            Total current liabilities                                           9,204                     8,874
Long-Term Debt                                                                 20,163                    21,567
Deferred Income Taxes                                                             292                       292
                                                                      ----------------       -------------------
            Total liabilities                                                  29,659                    30,733
                                                                      ----------------       -------------------
Stockholders' Equity:
       Common stock, par value $.01 per share; 21,000,000
            shares authorized, 5,938,852 and 5,938,852
            shares issued, respectively; 3,338,296 and
            3,366,596 shares outstanding respectively                              60                        59
       Additional paid-in capital                                                 903                       831
       Retained earnings                                                       36,756                    37,228
       Less: Treasury stock, at cost (2,621,056 and
            2,572,256 shares respectively)                                     (5,417)                   (5,174)
                                                                      ----------------       -------------------
            Total stockholders' equity                                         32,302                    32,944
                                                                      ----------------       -------------------
                                                                             $ 61,961                  $ 63,677
                                                                      ================       ===================



  The accompanying notes are an integral part of these condensed consolidated balance sheets

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                   Three Months Ended
                                                                                       December 31,
                                                                       ---------------------------------------------
                                                                              2001                      2000
                                                                       -------------------       -------------------
                                                                      (in thousands, except share and per share data)
Net Sales                                                                        $ 13,308                  $ 13,871
Cost of Sales                                                                       9,987                    10,127
                                                                       -------------------       -------------------
            Gross profit                                                            3,321                     3,744
Selling, General and Administrative Expenses                                        2,772                     3,024
                                                                       -------------------       -------------------
            Operating income                                                          549                       720
                                                                       -------------------       -------------------
Interest Expense, net                                                                 412                       447
Other  Expense, net                                                                    13                      (161)
                                                                       -------------------       -------------------
                                                                                      425                       286
                                                                       -------------------       -------------------
            Income before provision for income taxes                                  124                       434
Provision for Income Taxes                                                             --                        --
                                                                       -------------------       -------------------
            Net income                                                              $ 124                     $ 434
                                                                       ===================       ===================
Net income per share (Note 4):  Basic                                              $ 0.04                    $ 0.12
                                                                       ===================       ===================
                                           Diluted                                 $ 0.04                    $ 0.12
                                                                       ===================       ===================
Weighted average number of shares outstanding (Note 4):   Basic                 3,328,046                 3,503,556
                                                                       ===================       ===================
                                           Diluted                              3,466,025                 3,524,706
                                                                       ===================       ===================



  The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                      Six Months Ended
                                                                                         December 31,
                                                                        ---------------------------------------------
                                                                               2001                      2000
                                                                        -------------------       -------------------
                                                                       (in thousands, except share and per share data)
Net Sales                                                                         $ 23,391                  $ 24,965
Cost of Sales                                                                       17,314                    18,163
                                                                        -------------------       -------------------
            Gross profit                                                             6,077                     6,802
Selling, General and Administrative Expenses                                         5,715                     5,937
                                                                        -------------------       -------------------
            Operating income                                                           362                       865
                                                                        -------------------       -------------------
Interest Expense, net                                                                  809                       912
Other Expense, net                                                                      25                      (154)
                                                                        -------------------       -------------------
                                                                                       834                       758
                                                                        -------------------       -------------------
            Income (loss) before provision for income taxes                           (472)                      107
Provision for Income Taxes                                                              --                        --
                                                                        -------------------       -------------------
            Net income (loss)                                                       $ (472)                    $ 107
                                                                        ===================       ===================
Net income (loss) per share (Note 4):  Basic                                       $ (0.14)                   $ 0.03
                                                                        ===================       ===================
                                                      Diluted                      $ (0.14)                   $ 0.03
                                                                        ===================       ===================
Weighted average number of shares outstanding (Note 4):   Basic                  3,384,998                 3,502,004
                                                                        ===================       ===================
                                                      Diluted                    3,384,998                 3,522,544
                                                                        ===================       ===================








  The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                           Six Months Ended
                                                                             December 31,
                                                                   -----------------------------------
                                                                     2001                      2000
                                                                   -------------        --------------
                                                                            (in thousands)
Net Cash Provided by Operating Activities                          $ 3,667                    $ 2,260
                                                                   -------                    -------
Cash Flows from Investing Activities:
       Acquisition of business, net of cash acquired               $    --                    $(7,633)
       Net purchases of property, plant and equipment                 (362)                      (554)
                                                                   -------                    -------
            Net cash used in investing activities                     (362)                    (8,187)
                                                                   -------                    -------
Cash Flows from Financing Activities:
       Proceeds from acquisition financing                         $    --                      8,250
       Proceeds from long-term borrowings                              200                         --
       Proceeds from sale of Common stock due to the exercise
        of stock options                                                73                         44
       Principal payments on long-term debt                         (1,628)                    (3,033)
       Payments for purchase of Treasury stock                        (243)                       (29)
                                                                   -------                    -------
            Net cash provided by (used in) financing activities     (1,598)                     5,232
                                                                   -------                    -------
Net Increase (Decrease) in Cash and Cash Equivalents                 1,707                       (695)
Cash and Cash Equivalents at Beginning of Period                     1,037                      2,384
                                                                   -------                    -------
Cash and Cash Equivalents at End of Period                         $ 2,744                    $ 1,689
                                                                   =======                    =======
Cash Paid During the Period for:
       Interest                                                    $   788                     $1,217
                                                                   =======                    =======
       Income taxes                                                $     9                    $    --
                                                                   =======                    =======
Supplemental Non-cash Financing Activities:
       Deferred acquisition payments                               $   991                     $1,700
                                                                   =======                    =======




  The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.) Summary of Significant Accounting Policies and Other Disclosures The information for the three and six months ended December 31, 2001 and 2000 is unaudited but, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

     The Company has adopted all recently effective accounting standards which are relevant to its condensed financial statements and there was no material effect.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue and the costs associated with these revenues classified as either cost of sales, or selling, general, and administrative costs, with footnote disclosure as to classification of these costs. This standard will require a restatement of prior periods for changes in classification. Beginning in the fourth quarter fiscal 2001, the Company records the amount billed to customers in net revenues and classifies the costs associated with these revenues in cost of sales. The Company has retroactively restated prior year financial information to give effect to this new statement.

2.)  Inventories

     Inventories consist of:                                                December 31,                June 30,
                                                                              2001                      2001
                                                                         -----------------       -------------------
                                                                                       (in thousands)
                                    Component parts                              $ 12,633                  $ 12,495
                                    Work-in-process                                 3,577                     3,538
                                    Finished products                               7,280                     7,201
                                                                         -----------------       -------------------
                                                                             $     23,490            $       23,234
                                                                         =================       ===================





3.)   Property, Plant and Equipment

      Property, Plant and Equipment consists of:                                  December 31,                June 30,
                                                                                      2001                      2001
                                                                               -------------------       -------------------
                                                                                               (in thousands)
                                    Land                                                    $ 904                     $ 904
                                    Building                                                8,911                     8,911
                                    Molds and dies                                          4,061                     3,867
                                    Furniture and fixtures                                  1,134                     1,112
                                    Machinery and equipment                                11,117                    10,979
                                    Building improvements                                     186                       178
                                                                               -------------------       -------------------
                                                                                           26,313                    25,951
                                    Less: Accumulated depreciation
                                          and amortization                                 15,962                    15,288
                                                                               -------------------       -------------------
                                                                                         $ 10,351                  $ 10,663
                                                                               ===================       ===================

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



                                     Three Months Ended December 31, 2001
                                     (in thousands, except per share data)
                                -----------------------------------------------
                                Net Income           Shares          Per Share
                                (numerator)       (denominator)       Amounts
Net income                       $ 124                 --                    --
                                 -----              -----              --------

BASIC EPS
Net income attributable to
   common stock                  $ 124              3,328              $   0.04

EFFECT OF DILUTIVE SECURITIES
 Options                            --                138                    --
                                 -----              -----              --------

DILUTED EPS
Net income attributable to
   common stock and assumed
   option exercises              $ 124              3,466              $   0.04
                                 =====              =====              ========


     Options to purchase 500 shares of common stock in the three months ended December 31, 2001 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                                      Six Months Ended December 31, 2001
                                     (in thousands, except per share data)
                                 ----------------------------------------------
                                 Net Loss            Shares          Per Share
                                (numerator)       (denominator)       Amounts
Net loss                         $(472)                 --                 --
                                 ------              -----              -------

BASIC EPS
Net loss attributable to
   common stock                  $(472)              3,385              $(0.14)

EFFECT OF DILUTIVE SECURITIES
 Options                            --                  --                 --
                                 ------              -----              -------

DILUTED EPS
Net loss attributable to
   common stock and assumed
   option exercises              $(472)              3,385              $(0.14)
                                 ======              =====              =======



     Options to purchase 377,880 shares of common stock in the six months ended December 31, 2001 were not included in the computation of diluted EPS because the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.)  Goodwill and Other Intangible Assets

     Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS
     No. 141, "Goodwill and Other Intangible Assets". These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standard addresses how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS
     No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Based on the results of the Company's transitional impairment testing, there was no material impact on the consolidated financial results related to intangible assets or purchased goodwill.

     The following table presents pro forma net income and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.


                                                                              Three months                 Six months
     Pro forma:                                                         ended December 31, 2000     ended December 31, 2000
                                                                      ------------------------------------------------------
                                                                        (in thousands, except per  (in thousands, except per
                                                                               share data)               share data)
      Reported Net Earnings Attributable to Common Stock                               $ 434                     $ 107
         Add back: Goodwill amortization, net of tax                                      92                       184
                                                                          -------------------       -------------------
                Pro forma Net Earnings                                                 $ 526                     $ 291
                                                                          ===================       ===================
      Basic net earnings per common share:
         Reported Net Earnings Attributable to Common Stock
           before SFAS No. 142                                                        $ 0.12                    $ 0.03
         SFAS No. 142 effect, net of tax                                                0.03                      0.05
                                                                          -------------------       -------------------
                Pro forma Net Earnings attributable to Common Stock                   $ 0.15                    $ 0.08
                                                                          ===================       ===================
      Diluted net earnings per common share:
         Reported Net Earnings Attributable to Common Stock
           before SFAS No. 142                                                        $ 0.12                    $ 0.03
         SFAS No. 142 effect, net of tax                                                0.03                      0.05
                                                                          -------------------       -------------------
                Pro forma Net Earnings attributable to Common Stock                   $ 0.15                    $ 0.08
                                                                          ===================       ===================



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

     The acquisition was financed by an $8,250,000 loan from the Company's primary lender, to be repaid over 60 equal monthly installments. The loan is secured by a mortgage, guarantees and other collateral. Approximately $7,800,000, which represents the excess of the purchase price over the cost of assets acquired, was being amortized on a straight-line basis over an estimated useful life of 20 years, prior to the adoption of SFAS No. 141 and No. 142 as discussed in Note 5.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Summarized below are the unaudited pro forma results of operations as though this acquisition had occurred at the beginning of fiscal 2001 after the effect of SFAS No. 141 and 142 as discussed in Note 5. Pro forma adjustments have been made for (1) initial $8,250,000 cash borrowings under a term loan, (2) cash used as initial consideration in the purchase transaction, (3) deferred financing costs associated with the term loan and related amortization, (4) additional salary expense for employees not previously included in salary expense and (5) additional interest expense for the term loan.

                                                                                Six months ended
      Adjusted Pro forma:                                                       December 31, 2000
                                                                             -----------------------
                                                                            (in thousands, except per
                                                                                   share data)

      Net sales                                                                          $ 25,244
                                                                               ===================
      Net Earnings Attributable to Common Stock                                             $ 197
                                                                               ===================
      Basic net earnings per common share:
         Net Earnings Attributable to Common Stock                                         $ 0.06
                                                                               ===================
      Diluted net earnings per common share:
         Net Earnings Attributable to Common Stock                                         $ 0.06
                                                                               ===================


     No pro-forma presentation is required for the Continental acquisition for the quarter ended December 31, 2000 because Continental's results for the entire three months are included in the Consolidated Statement of Income for that period as reported.

7.)  Recently Issued Accounting Standards

     The financial accounting Standards Board recently issued SFAS No. 144, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 but retains fundamental provisions of SFAS No. 121 for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not believe the adoption of SFAS No. 144 will be material.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the three months ended December 31, 2001 decreased by 4.1% to $13,308,000 as compared to $13,871,000 for the same period a year ago. Sales for the six months ended December 31, 2001 decreased by 6.3% to $23,391,000 as compared to $24,965,000 for the same period a year ago. The decrease in net sales for the three and six months was primarily due to a change in ordering patterns of one of the Company's major customers, which began during the third quarter of fiscal 2001, as partially offset by an increase in sales of the Company's access control products. During the third quarter of fiscal 2001 the aforementioned major customer altered its ordering pattern in order to streamline its number of days supply on hand of the Company's products. The Company believes that this reduction in the number of days of inventory is due, in part, to streamlining efforts by the customer as a result of the acquisition of the customer's parent company by another company.

The Company's gross margin for the three months ended December 31, 2001 decreased by $423,000 to $3,321,000 or 25.0% of sales as compared to $3,744,000 or 27.0% of sales for the same period a year ago. Gross margin for the six months ended December 31, 2001 decreased by $725,000 to $6,077,000 or 26.0% of sales as compared to $6,802,000 or 27.3% for the same period a year ago. The decreases in gross margin in dollars and as a percentage of net sales for both the three and six months was primarily due to the decrease in net sales and related production as discussed above and the resulting increase in overhead application rates as well as pricing pressures, particularly in the Company's foreign markets which were affected by declining foreign currency exchange rates in relation to the U.S. dollar.

Selling, general and administrative expenses for the three months ended December 31, 2001 decreased by $252,000 to $2,772,000 as compared to $3,024,000 a year ago. Selling, general and administrative expenses for the six months ended December 31, 2001 decreased by $222,000 to $5,715,000 as compared to $5,937,000 a year ago. The decrease in both the three and six months was primarily due to the elimination of amortization of Goodwill resulting from the Company's adoption of SFAS No. 142 as discussed in Note 5.

Interest and other expense for the three months ended December 31, 2001 increased by $139,000 to $425,000 from $286,000 for the same period a year ago. Interest and other expense for the six months ended December 31, 2001 increased by $76,000 to $834,000 from $758,000 period a year ago. These increases resulted primarily from an insurance settlement during the quarter ended December 31, 2000. This was partially offset by a decrease in interest expense during the three and six months ended December 31, 2001 resulting from the continued reduction of the Company's debt as well as a slight decline in interest rates available to the Company.

The Company had a zero provision for income taxes for the three and six months ended December 31, 2001 as well as for the same period a year ago.

Net income decreased by $310,000 to $124,000 or $0.04 per share for the three months ended December 31, 2001 as compared to $434,000 or $0.12 per share for the same period a year ago. For the six months ended December 31, 2001 net income decreased to a loss of $472,000 or $(0.14) per share as compared to net income of $107,000 or $0.03 per share for the same period a year ago. These decreases were primarily the result of the items discussed above.

Liquidity and Capital Resources

During the six months ended December 31, 2001 the Company utilized a portion of its cash generated from operations to reduce certain of its outstanding borrowings, purchase property and equipment and invest in additional inventory as discussed below. During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC (see note 5 to the financial statements). The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the third quarter of fiscal 2003.

Accounts Receivable at December 31, 2001 decreased $3,333,000 to $13,607,000 as compared to $16,940,000 at June 30, 2001. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2001 as compared to the quarter ended December 31, 2001.

Inventory at December 31, 2001 increased by $256,000 to $23,490,000 as compared to $23,234,000 at June 30, 2001. This slight increase was primarily the result of the Company increasing production of certain of its existing products in preparation for the rollout of several new products during the fiscal year as well as in anticipation of the historical increase of sales during the latter part of the fiscal year. The Company's inventory levels were reduced during the quarter ended December 31, 2001 primarily through the Company's production planning and forecasting procedures.

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

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


In November 2000 the Company adopted a stock repurchase program. Under this program, the Company is authorized to repurchase from time to time, 205,000 shares of its common stock. As of December 31, 2001 the Company had repurchased 202,605 shares under this program for a total cash amount of $968,000.

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

As of December 31, 2001 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 141, "Goodwill and Other Intangible Assets". These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standard addresses how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Based on the results of the Company's transitional impairment testing, there was no material impact on the consolidated financial results related to intangible assets or purchased goodwill.

The following table presents pro forma net income and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                                                                    Three months                Six months
Pro forma:                                                                      ended December 31, 2000   ended December 31, 2000
                                                                                ------------------------  -------------------------
                                                                                in thousands, except per  (in thousands, except per
                                                                                    share data)               share data)
Reported Net Earnings Attributable to Common Stock                                          $ 434                     $ 107
   Add back: Goodwill amortization, net of tax                                                 92                       184
                                                                                ------------------       -------------------
          Pro forma Net Earnings                                                            $ 526                     $ 291
                                                                                ==================       ===================
Basic net earnings per common share:
   Reported Net Earnings Attributable to Common Stock before SFAS No. 142                  $ 0.12                    $ 0.03
   SFAS No. 142 effect, net of tax                                                           0.03                      0.05
                                                                                ------------------       -------------------
          Pro forma Net Earnings attributable to Common Stock                              $ 0.15                    $ 0.08
                                                                                ==================       ===================
Diluted net earnings per common share:
   Reported Net Earnings Attributable to Common Stock before SFAS No. 142                  $ 0.12                    $ 0.03
   SFAS No. 142 effect, net of tax                                                           0.03                      0.05
                                                                                ------------------       -------------------
          Pro forma Net Earnings attributable to Common Stock                              $ 0.15                    $ 0.08
                                                                                ==================       ===================


Recently Issued Accounting Standards

The financial accounting Standards Board recently issued SFAS No. 144, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 but retains fundamental provisions of SFAS No. 121 for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not believe the adoption of SFAS No. 144 will be material.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Shipping and Handling Revenues and Costs

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue and the costs associated with these revenues classified as either cost of sales, or selling, general, and administrative costs, with footnote disclosure as to classification of these costs. This standard will require a restatement of prior periods for changes in classification. Beginning in the fourth quarter of fiscal 2001, the Company records the amount billed to customers in net revenues and classifies the costs associated with these revenues in cost of sales. The Company has retroactively restated prior year financial information to give effect to this new statement.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At December 31, 2001 an aggregate amount of approximately $15,500,000 was outstanding under this credit facility with an interest rate of 5.0%. If principal amounts outstanding under this facility remained at this quarter-end level for an entire year and the interest rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $193,750 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

                           PART II: OTHER INFORMATION
Item 1.     Legal Proceedings

                     None

Item 2.     Changes in Securities

                     None

Item 3.     Defaults Upon Senior Securities

                     None

Item 4.     Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of the stockholders of the Company (the "Annual Meeting") was held on December 3, 2001.

     (b) At the Annual Meeting, Richard Soloway and Kevin S. Buchel were re-elected as directors through 2004.

Item 5.     Other Information
                     None

Item 6.     Exhibits and Reports on Form 8-K

     (a)  Exhibits


     (b)  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 14, 2002

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

                                INDEX TO EXHIBITS
Exhibits


       3(i) Amended and Restated Certificate of Incorporation.