Form 10-Q
period 2002-03-31
NAPCO SECURITY SYSTEMS INC
filed 2002-05-15
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       _____________ TO ____________ .

Commission File Number:           0-10004
                       ----------------------------------

                          NAPCO SECURITY SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                        11-2277818
------------------------------------        ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

     333 Bayview Avenue
     Amityville, New York                                    11701
------------------------------------        ------------------------------------
                                                          (Zip Code)

                                 (631) 842-9400
         --------------------------------------------------------------
               (Registrant's telephone number including area code)

                                      NONE
         --------------------------------------------------------------
               (Former name, former address and former fiscal year
               if changed from last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        Yes      X               No
                                ------                   ------


Number of shares outstanding of each of the issuer's classes of common stock, as
of:                                     MARCH 31, 2002


  COMMON STOCK, $.01 PAR VALUE PER SHARE     3,347,296

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX
                                 MARCH 31, 2002

                                                                                      PAGE
                                                                                      ----
PART I:  FINANCIAL INFORMATION (unaudited)

            Condensed Consolidated Balance Sheets,
            March 31, 2002 and June 30, 2001                                           3

            Condensed Consolidated Statements of Income for the Three
            Months Ended March 31, 2002 and 2001                                       4

            Condensed Consolidated Statements of Income for the Nine
            Months Ended March 31, 2002 and 2001                                       5

            Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 2002 and 2001                                       6

            Notes to Condensed Consolidated Financial Statements                       7

            Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      11

PART II:  OTHER INFORMATION                                                            14

SIGNATURE PAGE                                                                         15

INDEX TO EXHIBITS                                                                      16


                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                            March 31,                  June 30,
                                         ASSETS                                              2002                       2001
                                         ------                                        ------------------       -------------------
                                                                                            (in thousands, except share data)
Current Assets:
       Cash and cash equivalents                                                                  $ 1,953                  $ 1,037
       Accounts receivable, less reserve for doubtful accounts:
            March 31, 2002           $ 584
            June 30, 2001            $ 700                                                         14,123                   16,940
       Inventories (Note 2)                                                                        22,315                   23,234
       Prepaid expenses and other current assets                                                      669                      895
                                                                                       -------------------      -------------------
            Total current assets                                                                   39,060                   42,106
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
            March 31, 2002           $ 16,317
            June 30, 2001            $ 15,288                                                      10,191                   10,663
Goodwill, net of accumulated amortization                                                           9,686                    9,686
Deferred Income Taxes                                                                                 785                      785
Other Assets                                                                                          399                      437
                                                                                       -------------------      -------------------
                                                                                                 $ 60,121                 $ 63,677
                                                                                      ===================      ===================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
       Current portion of long-term debt                                                          $ 2,867                  $ 3,533
       Accounts payable                                                                             3,483                    3,361
       Accrued and other current liabilities                                                        1,724                    1,925
       Accrued income taxes                                                                            89                       55
                                                                                       -------------------      -------------------
            Total current liabilities                                                               8,163                    8,874
Long-Term Debt                                                                                     19,125                   21,567
Deferred Income Taxes                                                                                 292                      292
                                                                                       -------------------      -------------------
            Total liabilities                                                                      27,580                   30,733
                                                                                       -------------------      -------------------
Stockholders' Equity:
       Common stock, par value $.01 per share; 21,000,000 shares authorized,
            5,968,352 and 5,938,852 shares issued, respectively;
            3,347,296 and 3,366,596 shares outstanding respectively                                    60                       59
       Additional paid-in capital                                                                     935                      831
       Retained earnings                                                                           36,963                   37,228
       Less: Treasury stock, at cost (2,621,056 and 2,572,256 shares respectively)                 (5,417)                  (5,174)
                                                                                       -------------------      -------------------
            Total stockholders' equity                                                             32,541                   32,944
                                                                                       -------------------      -------------------
                                                                                                 $ 60,121                 $ 63,677
                                                                                       ===================      ===================


  The accompanying notes are an integral part of these condensed consolidated balance sheets

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                            ---------------------------------------------
                                                                                   2002                      2001
                                                                            -------------------       -------------------
                                                                           (in thousands, except share and per share data)
Net Sales                                                                   $           13,321        $           12,545
Cost of Sales                                                                            9,861                     9,579
                                                                            -------------------       -------------------
            Gross profit                                                                 3,460                     2,966
Selling, General and Administrative Expenses                                             2,913                     3,118
                                                                            -------------------       -------------------
            Operating income (loss)                                                        547                      (152)
                                                                            -------------------       -------------------
Interest Expense, net                                                                      328                       445
Other  Expense, net                                                                         12                         1
                                                                            -------------------       -------------------
                                                                                           340                       446
                                                                            -------------------       -------------------
            Income (loss) before provision for income taxes                                207                      (598)
Provision for Income Taxes                                                                   -                         -
                                                                            -------------------       -------------------
            Net income (loss)                                               $              207        $             (598)
                                                                            ===================       ===================
Net income (loss) per share (Note 4):  Basic                                $             0.06        $            (0.17)
                                                                            ===================       ===================
                                 Diluted                                    $             0.06        $            (0.17)
                                                                            ===================       ===================
Weighted average number of shares outstanding (Note 4):   Basic                      3,342,796                 3,477,539
                                                                            ===================       ===================
                                                          Diluted                    3,507,289                 3,477,539
                                                                            ===================       ===================








  The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                   ---------------------------------------------
                                                                          2002                      2001
                                                                   -------------------       -------------------
                                                                   (in thousands, except share and per share data)
Net Sales                                                          $           36,712        $           37,510
Cost of Sales                                                                  27,175                    27,742
                                                                   -------------------       -------------------
            Gross profit                                                        9,537                     9,768
Selling, General and Administrative Expenses                                    8,628                     9,055
                                                                   -------------------       -------------------
            Operating income                                                      909                       713
                                                                   -------------------       -------------------
Interest Expense, net                                                           1,137                     1,357
Other  Expense (Income), net                                                       37                      (153)
                                                                   -------------------       -------------------
                                                                                1,174                     1,204
                                                                   -------------------       -------------------
            Loss before provision for income taxes                               (265)                     (491)
Provision for Income Taxes                                                          -                         -
                                                                   -------------------       -------------------
            Net loss                                               $             (265)       $             (491)
                                                                   ===================       ===================
Net loss per share (Note 4):  Basic                                $            (0.08)       $            (0.14)
                                                                   ===================       ===================
                                Diluted                            $            (0.08)       $            (0.14)
                                                                   ===================       ===================
Weighted average number of shares outstanding (Note 4):   Basic             3,375,697                 3,488,220
                                                                   ===================       ===================
                                                          Diluted           3,375,697                 3,488,220
                                                                   ===================       ===================








  The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                     Nine Months Ended
                                                                                          March 31,
                                                                                    ---------------------
                                                                                     2002          2001
                                                                                    -------       -------
                                                                                      (in thousands)
Net Cash Provided by Operating Activities                                           $ 4,719       $ 3,336
                                                                                    -------       -------
Cash Flows from Investing Activities:
       Acquisition of business, net of cash acquired                                $  --         $(7,633)
       Net purchases of property, plant and equipment                                  (557)         (963)
                                                                                    -------       -------
            Net cash used in investing activities                                      (557)       (8,596)
                                                                                    -------       -------
Cash Flows from Financing Activities:
       Proceeds from acquisition financing                                          $  --           8,250
       Proceeds from long-term borrowings                                               200         1,000
       Proceeds from sale of Common stock due to the exercise of stock options          105            52
       Principal payments on long-term debt                                          (3,308)       (3,715)
       Payments for purchase of Treasury stock                                         (243)         (315)
                                                                                    -------       -------
            Net cash provided by (used in) financing activities                      (3,246)        5,272
                                                                                    -------       -------
Net Increase in Cash and Cash Equivalents                                               916            12
Cash and Cash Equivalents at Beginning of Period                                      1,037         2,384
                                                                                    -------       -------
Cash and Cash Equivalents at End of Period                                          $ 1,953       $ 2,396
                                                                                    =======       =======
CASH PAID DURING THE PERIOD FOR:
--------------------------------

       Interest                                                                     $ 1,130       $ 1,695
                                                                                    =======       =======
       Income taxes                                                                 $    11       $    13
                                                                                    =======       =======
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
-------------------------------------------

       Deferred acquisition payments                                                $   517       $ 1,325
                                                                                    =======       =======




  The accompanying notes are an integral part of these condensed consolidated statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

            The information for the three and nine months ended March 31, 2002 and 2001 is unaudited but, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for the periods may not necessarily reflect the annual results of the Company. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

            The Company has adopted all recently effective accounting standards which are relevant to its condensed financial statements and there was no material effect.

            In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue and the costs associated with these revenues classified as either cost of sales, or selling, general, and administrative costs, with footnote disclosure as to classification of these costs. This standard required a restatement of prior periods for changes in classification. Beginning in the fourth quarter of fiscal 2001, the Company records the amount billed to customers in net revenues and classifies the costs associated with these revenues in cost of sales. The Company has retroactively restated prior year financial information to give effect to this new statement.

2.)         INVENTORIES


            Inventories consist of:                                      March 31,                  June 30,
                                                                            2002                      2001
                                                                     -------------------       -------------------
                                                                                     (in thousands)
                                    Component parts                            $ 12,001                  $ 12,495
                                    Work-in-process                               3,398                     3,538
                                    Finished products                             6,916                     7,201
                                                                      ------------------       -------------------
                                                                      $          22,315        $           23,234
                                                                      ==================       ===================

3.)         PROPERTY, PLANT AND EQUIPMENT

            Property, Plant and Equipment consists of:                   March 31,                  June 30,
                                                                            2002                      2001
                                                                      ------------------       -------------------
                                                                                     (in thousands)
                                    Land                              $             904        $              904
                                    Building                                      8,911                     8,911
                                    Molds and dies                                4,150                     3,867
                                    Furniture and fixtures                        1,143                     1,112
                                    Machinery and equipment                      11,214                    10,979
                                    Building improvements                           186                       178
                                                                      ------------------       -------------------
                                                                                 26,508                    25,951
                                    Less: Accumulated depreciation
                                     and amortization                            16,317                    15,288
                                                                      ------------------       -------------------
                                                                      $          10,191        $           10,663
                                                                      ==================       ===================

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

            A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for net income is as follows:

                                                            Three Months Ended March 31, 2002
                                                           (in thousands, except per share data)
                                                    ---------------------------------------------------
                                                     Net Income            Shares             Per Share
                                                     (numerator)        (denominator)          amounts
                                                     -----------        -------------          -------
            Net income                                  $ 207                --                  --
                                                        -----               -----               -----
            BASIC EPS
            ---------
            Net income attributable to
               common stock                             $ 207               3,343               $0.06

            EFFECT OF DILUTIVE SECURITIES
            -----------------------------
             Options                                     --                   164                --
                                                        -----               -----               -----
            DILUTED EPS
            -----------
            Net income attributable to
               common stock and assumed
               option exercises                         $ 207               3,507               $0.06
                                                        =====               =====               =====

            All options to purchase shares of common stock in the three months ended March 31, 2002 were included in the computation of diluted EPS because the exercise prices did not exceed the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                                                               Nine Months Ended March 31, 2002
                                                            (in thousands, except per share data)
                                                    ------------------------------------------------------
                                                      Net Loss              Shares             Per Share
                                                     (numerator)         (denominator)          amounts
                                                     -----------         -------------          -------
            Net loss                                    $(265)                --                  --
                                                        -----                -----               ------
            BASIC EPS
            ---------
            Net loss attributable to
               common stock                             $(265)               3,376               $(0.08)

            EFFECT OF DILUTIVE SECURITIES
            -----------------------------
             Options                                     --                   --                  --
                                                        -----                -----               ------
            DILUTED EPS
            -----------
            Net loss attributable to
               common stock and assumed
               option exercises                         $(265)               3,376               $(0.08)
                                                        =====                =====               ======

            Options to purchase 418,080 shares of common stock in the nine months ended March 31, 2002 were not included in the computation of diluted EPS because the impact would have been anti-dilutive. Options to purchase 3,500 shares of common stock in the nine months ended March 31, 2002 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.)         GOODWILL AND OTHER INTANGIBLE ASSETS

            Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standard addresses how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Based on the results of the Company's transitional impairment testing, there was no material impact on the consolidated financial results related to intangible assets or purchased goodwill.

            The following table presents pro forma net income and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                                                                         Three months             Nine months
            Pro forma:                                                                ended March 31, 2001    ended March 31, 2001
            ------------------------------------------------------------------------- --------------------    --------------------
                                                                                     (in thousands, except    (in thousands, except
                                                                                        per share data)          per share data)

            Reported Net (Loss) Attributable to Common Stock                                     $  (598)                $  (491)
               Add back: Goodwill amortization, net of tax                                            92                     245
                                                                                                 -------                 -------
                      Pro forma Net (Loss)                                                       $  (506)                $  (246)
                                                                                                 =======                 =======
            Basic net earnings per common share:

               Reported Net (Loss) Attributable to Common Stock before SFAS No. 142              $ (0.17)                $ (0.14)
               SFAS No. 142 effect, net of tax                                                      0.02                    0.07
                                                                                                 -------                 -------
                      Pro forma Net (Loss) attributable to Common Stock                          $ (0.15)                $ (0.07)
                                                                                                 =======                 =======
            Diluted net earnings per common share:

               Reported Net (Loss) Attributable to Common Stock before SFAS No. 142              $ (0.17)                $ (0.14)
               SFAS No. 142 effect, net of tax                                                      0.02                    0.07
                                                                                                 -------                 -------
                      Pro forma Net (Loss) attributable to Common Stock                          $ (0.15)                $ (0.07)
                                                                                                 =======                 =======

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

                                                                                                     Nine months ended
             Adjusted Pro forma:                                                                       March 31, 2001
            -------------------------------------------------------------------                     --------------------
                                                                                                   (in thousands, except
                                                                                                       per share data)
            Net sales                                                                                      $ 37,789
                                                                                                           ========
            Net (Loss) Attributable to Common Stock                                                        $   (569)
                                                                                                           ========
            Basic net earnings per common share:
               Net (Loss) Attributable to Common Stock                                                     $  (0.16)
                                                                                                           ========
            Diluted net earnings per common share:
               Net (Loss) Attributable to Common Stock                                                     $  (0.16)
                                                                                                           ========
            No pro-forma presentation is required for the Continental
            acquisition for the quarter ended March 31, 2001 because
            Continental's results for the entire three months are included in the Consolidated Statement of Income for that period as reported.

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

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the three months ended March 31, 2002 increased by 6.2% to $13,321,000 as compared to $12,545,000 for the same period a year ago. Sales for the nine months ended March 31, 2002 decreased by 2.1% to $36,712,000 as compared to $37,510,000 for the same period a year ago. The increase in net sales for the three months was primarily due to one of the Company's major customers streamlining its on-hand inventory during fiscal 2001 as partially offset by a decrease in sales of certain of the Company's hardware products. The decrease in net sales for the nine months was primarily due to a decrease in purchases from certain of the Company's domestic customers as partially offset by increases in sales of the Company's access control products and in sales overseas.

The Company's gross margin for the three months ended March 31, 2002 increased by $494,000 to $3,460,000 or 26.0% of sales as compared to $2,966,000 or 23.6%
of sales for the same period a year ago. Gross margin for the nine months ended March 31, 2002 decreased by $231,000 to $9,537,000 or 26.0% of sales as compared to $9,768,000 or 26.0% for the same period a year ago. The increase in gross margin for the three months ended March 31, 2002 was primarily due to the increase in net sales for the three months ended March 31, 2002 and a change in product mix during the same period, both as discussed above. The decrease in gross margin for the nine months ended March 31, 2002 was primarily due to the decrease in net sales as discussed above and the resulting increase in overhead application rates.

Selling, general and administrative expenses for the three months ended March 31, 2002 decreased by $205,000 to $2,913,000 as compared to $3,118,000 a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2002 decreased by $427,000 to $8,628,000 as compared to $9,055,000 a year ago. The decrease in both the three and nine months was primarily due to the elimination of amortization of Goodwill resulting from the Company's adoption of SFAS No. 142 as discussed in Note 5.

Interest and other expense for the three months ended March 31, 2002 decreased by $106,000 to $340,000 from $446,000 for the same period a year ago. Interest and other expense for the nine months ended March 31, 2002 decreased by $30,000 to $1,174,000 from $1,204,000 period a year ago. The decrease for the three and nine months resulted primarily from a decrease in interest expense during the three and nine months ended March 31, 2002 resulting from the continued reduction of the Company's outstanding debt as well as a slight decline in interest rates available to the Company.

The Company had a zero provision for income taxes for the three and nine months ended March 31, 2002 as well as for the same period a year ago.

Net income increased by $805,000 to $207,000 or $0.06 per share for the three months ended March 31, 2002 as compared to a net loss of $(598,000) or $(0.17) per share for the same period a year ago. For the nine months ended March 31, 2002 net income increased to a loss of $(265,000) or $(0.08) per share as compared to a net loss of $(491,000) or $(0.14) per share for the same period a year ago. These decreases were primarily the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2002 the Company utilized a portion of its cash generated from operations to reduce certain of its outstanding borrowings, purchase property and equipment and invest in additional inventory as discussed below. During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC (see note 6 to the financial statements). The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the fourth quarter of fiscal 2003.

Accounts Receivable at March 31, 2002 decreased $2,817,000 to $14,123,000 as compared to $16,940,000 at June 30, 2001. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2001 as compared to the quarter ended March 31, 2002.

Inventory at March 31, 2002 decreased by $919,000 to $22,315,000 as compared to $23,234,000 at June 30, 2001. This decrease was primarily the result of the Company's production planning and forecasting techniques.

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

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

In November 2000 the Company adopted a stock repurchase program. Under this program, the Company is authorized to repurchase from time to time, 205,000 shares of its common stock. As of March 31, 2002 the Company had repurchased 202,605 shares under this program for a total cash amount of $968,000.

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

As of March 31, 2002 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

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

                                                                                  Three months               Nine months
Pro forma:                                                                     ended March 31, 2001      ended March 31, 2001
------------------------------------                                           ---------------------     ---------------------
                                                                               (in thousands, except     (in thousands, except
                                                                                  per share data)           per share data)
Reported Net (Loss) Attributable to Common Stock                                           $  (598)                  $  (491)
   Add back: Goodwill amortization, net of tax                                                  92                       276
                                                                                           -------                   -------
          Pro forma Net (Loss)                                                             $  (506)                  $  (215)
                                                                                           =======                   =======
Basic net earnings per common share:
   Reported Net (Loss) Attributable to Common Stock before SFAS No. 142                    $ (0.17)                  $ (0.14)
   SFAS No. 142 effect, net of tax                                                            0.02                      0.07
                                                                                           -------                   -------
          Pro forma Net (Loss) attributable to Common Stock                                $ (0.15)                  $ (0.07)
                                                                                           =======                   =======
Diluted net earnings per common share:
   Reported Net (Loss) Attributable to Common Stock before SFAS No. 142                    $ (0.17)                  $ (0.14)
   SFAS No. 142 effect, net of tax                                                            0.02                      0.07
                                                                                           -------                   -------
          Pro forma Net (Loss) attributable to Common Stock                                $ (0.15)                  $ (0.07)
                                                                                           =======                   =======

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At March 31, 2002 an aggregate amount of approximately $15,000,000 was outstanding under this credit facility with an interest rate of 3.5%. If principal amounts outstanding under this facility remained at this quarter-end level for an entire year and the interest rate increased or decreased, respectively, by 1.25% the Company would pay or save, respectively, an additional $187,500 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

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

May 14, 2002
                                                   NAPCO SECURITY SYSTEMS, INC.
                                                        (Registrant)
        By: /s/ Richard Soloway
            -----------------------------------
            Richard Soloway
            Chairman of the Board of Directors,
             President and Secretary
            (Principal Executive Officer)

        By:  /s/ Kevin S. Buchel
            -----------------------------------
            Kevin S. Buchel
            Senior Vice President of Operations
            and Finance and Treasurer
            (Principal Financial and Accounting
             Officer)

                                INDEX TO EXHIBITS

EXHIBITS

            None