Form 10-K
period 2002-06-30
NAPCO SECURITY SYSTEMS INC
filed 2002-10-04
CIK 69633

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X]         Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [No Fee Required]
                     For the fiscal year ended June 30, 2002
                                       or
   [ ]       Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [No Fee Required]
                   For the Transition period from      to

                         COMMISSION FILE NUMBER: 0-10004

                          NAPCO SECURITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                      Delaware                          11-2277818
          -------------------------------      -----------------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of September 20, 2002, 3,436,696 shares of Common Stock were outstanding, and the aggregate market value of the stock (based upon the last sale price of the stock on such date) held by non-affiliates was approximately $28,593,311.

         Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement in connection with its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations are described herein; in particular, see "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information".

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

Research and Development

         The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 2002, 2001, and 2000, the Company expended approximately $4,290,000, $4,220,000 and $4,234,000, respectively, on Company-sponsored research and development activities conducted by its engineering department and outside consultants. Substantially all of the Company's research and development activities during fiscal 2002, 2001, and 2000 were conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

         As of June 30, 2002, the Company had approximately 900 full-time employees.

Marketing and Major Customers

         The Company's staff of 52 sales and marketing support employees located at the Company's Amityville and United Kingdom offices sells and markets the Products directly to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 80% of the Company's total sales for the fiscal year ended June 30, 2002. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company Products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities. Some of the Company's products are marketed under the "private label" of certain customers.

         Sales to one customer unaffiliated with the Company accounted for approximately 17%, 18%, and 27% of the Company's total sales for the fiscal years ended June 30, 2002, 2001, and 2000, respectively (see Note 3 to Consolidated Financial Statements). The loss of this customer could have a material adverse effect on the Company's business. The Company had two customers (customer A and B) with accounts receivable balances that aggregated 43% and 44% of the Company's accounts receivable at June 30, 2002 and 2001 respectively.

Competition

         The security alarm products industry is highly competitive. The Company's primary competitors are comprised of approximately 20 other companies that manufacture and market security equipment to distributors, dealers, central stations and original equipment manufacturers. The Company believes that no one of these competitors is dominant in the industry. Certain of these companies may have substantially greater financial and other resources than the Company.

         The Company competes primarily on the basis of the features, quality, reliability and pricing of, and the incorporation of the latest innovative and technological advances into, its Products. The Company also competes by offering technical support services to its customers. In addition, the Company competes on the basis of its expertise, its proven products, its reputation and its ability to provide Products to customers without delay. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company's business. Relatively low-priced "do-it-yourself" alarm system products have become available in recent years and are available to the public at retail stores. The Company believes that these products compete with the Company only to a limited extent because they appeal primarily to the "do-it-yourself" segment of the market. Purchasers of such systems do not receive professional consultation, installation, service or the sophistication that the Company's Products provide.

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

         In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $1,055,000 existed as of June 30, 2002. This compared to a sales backlog of approximately $851,000 a year ago.

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

                                 Financial Information Relating to Foreign
                                  and Domestic Operations and Export Sales
                                ---------------------------------------------
                                 2002               2001                2000
                                -------            -------            -------
                                                (in thousands)
Sales to unaffiliated
customers:
     United States              $55,836            $54,771            $53,946
     Foreign                         --                 --                 --

Identifiable assets:
     United States              $40,071            $38,282            $32,584
     Foreign(1)                  19,797             25,395             22,945

Export sales:
     United States(2)           $ 9,184            $ 9,952            $10,143

   (1) Foreign identifiable assets consists primarily of inventories and fixed assets located at the Company's principal manufacturing facility in the Dominican Republic.

   (2) Export sales from the United States in fiscal year 2002 included sales of approximately $6,122,000, $680,000, $1,394,000 and $988,000 to Europe, North
America, South America and other areas, respectively. Export sales from the United States in fiscal year 2001 included sales of approximately $6,727,000, $603,000, $1,524,000 and $1,098,000 to Europe, North America, South America and other areas, respectively. Export sales from the United States in fiscal year 2000 included sales of approximately $6,675,000, $741,000, $1,118,000, and
$1,609,000 to Europe, North America, South America and other areas, respectively.

ITEM 2.  PROPERTIES.

         The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. The Company completed construction on this facility in 1988 with the proceeds from industrial revenue bonds that have since been retired. The Company also leases approximately 3,000 square feet of warehouse space in Sparks, Nevada. This lease expires in June 2003.

         The Company's foreign subsidiary located in the Dominican Republic, NAPCO/Alarm Lock Grupo International, S.A. (formerly known as NSS Caribe, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2002, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

         The Company's foreign subsidiary located in the United Kingdom, Napco Group Europe Ltd, leases office and warehouse space of approximately 10,000 square feet. This lease expires in June 2005.

         Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject, except:

         On or about August 27, 2001, a five-count Verified Complaint was filed against NAPCO Security Group and Alarm Lock Systems, Inc. by Jose Ramirez and Glenda Ramirez in the Supreme Court of State of New York, County of the Bronx. The Verified Complaint seemingly seeks fifteen million dollars ($15,000,000) in damages on behalf of Mr. Ramirez based on theories including strict liability in tort, negligence, breach of warranty, failure to warn, etc. The Verified Complaint also seeks damages in the amount of two million dollars ($2,000,000) on behalf of Ms. Ramirez based on an allegation that she has been, and forever will be, "deprived of the society, services, companionship consortium and support of" Mr. Ramirez based on the personal injuries he suffered in a fire which purportedly occurred on November 5, 1999. This case was consolidated with the related case concerning the same incident, captioned Jose Ramirez and Glenda Ramirez v. Mark T. Miller, Chelsea Gardens Owners Corp., Eichner Rudd Management Associates, Ltd., Napco Security Group and Alarm Lock Systems, Inc., asserting the same claims against the Company. The action is being defended by NAPCO's insurance company on behalf of NAPCO. The Alarm Lock product in question has been tested and still functions correctly, and the Company believes that action is without merit. NAPCO plans to have this action vigorously defended.

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

                                                     Quarter Ended
                                                      Fiscal 2002
                  Sept. 30                Dec. 31                  March 31                June 30
                  --------                -------                  --------                -------
Common Stock
------------
High               $5.95                   $6.91                    $5.99                   $7.22
Low                $4.75                   $5.00                    $5.16                   $5.62

                                                    Quarter Ended
                                                     Fiscal 2001
                  Sept. 30                Dec. 31                  March 31                June 30
                  --------                -------                  --------                -------
Common Stock
------------
High               $5.69                   $4.50                    $5.25                   $5.74
Low                $3.25                   $3.16                    $3.38                   $3.55

Approximate Number of Security Holders

         The number of holders of record of NAPCO's Common Stock as of September 20, 2002 was 180 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

         NAPCO has declared no cash dividends during the past three years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any dividends must be authorized by the Company's primary bank.

ITEM 6.  SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

                                                                                     Year Ended or at June 30
                                                            -----------------------------------------------------------------------
                                                                             (In thousands, except per share data)

                                                                2002           2001           2000           1999           1998
                                                            -----------    -----------    -----------    -----------    -----------
Statement of Earnings Data:
Net Sales                                                   $    55,836    $    54,771    $    53,946    $    50,875    $    50,636
Gross Profit                                                     14,717         14,317         13,198         11,777         11,420
Income from Operations                                            2,817          1,859          3,122          1,911          2,496
Net Income                                                        1,341            251          2,010          2,493          2,038

Cash Flow Data:
Net cash flows provided by (used in) operating activities   $     7,091    $     1,326    $     2,822    $     2,926    $      (107)
Net cash flows used in investing activities                        (709)        (8,283)        (1,221)        (1,050)          (585)
Net cash flows (used in) provided by financing activities        (5,919)         5,610         (1,447)        (1,635)         1,675

Other Data:
Earnings before interest, taxes, depreciation an
amortization (EBITDA) (1)                                   $     4,297    $     4,074    $     4,676    $     3,295    $     3,932

Per Share Data:
Net earnings per common share:
Basic                                                       $       .40    $       .07    $       .57    $       .71    $       .48
Diluted                                                     $       .38    $       .07    $       .57    $       .71    $       .48

Weighted average common shares outstanding:
Basic                                                         3,342,000      3,464,000      3,495,000      3,493,000      4,263,000
Diluted                                                       3,492,000      3,527,000      3,513,000      3,512,000      4,285,000
Cash Dividends declared per common share (2)                $       .00    $       .00    $       .00    $       .00    $       .00

                                                                                     Year Ended or at June 30
                                                            -----------------------------------------------------------------------
                                                                             (In thousands, except per share data)

                                                                2002           2001           2000           1999           1998
                                                            -----------    -----------    -----------    -----------    -----------
Balance Sheet Data:
Working capital                                              $30,510         $33,232         $35,280        $34,920        $33,942
Total assets                                                  59,868          63,677          55,529         55,787         58,563
Long-term debt                                                16,588          21,567          16,183         17,241         18,644
Stockholders' equity                                          34,294          32,944          33,359         31,328         28,833
Stockholders' equity per outstanding share                     10.14            9.79            9.53           8.98           8.26

(1) EBITDA is an additional measure of operating performance used by management. While the components of EBITDA may vary from company to company, we exclude all interest expense, all income tax provisions or benefits, all depreciation charges related to property, plant and equipment and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While we consider EBITDA useful in analyzing our operating results, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with United States generally accepted accounting principles.

(2) The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be authorized by the Company's primary bank.

Quarterly Results and Seasonality

         The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters (in thousands except for per share data):


                                                                         Year Ended June 30, 2002

                                              First                   Second                   Third                   Fourth
                                             Quarter                  Quarter                 Quarter                  Quarter
                                             --------                 --------                --------                 --------
Net Sales                                    $ 10,083                 $ 13,308                $ 13,321                 $ 19,124
Gross Profit                                    2,756                    3,321                   3,460                    5,180
Income (Loss) from Operations                    (187)                     549                     547                    1,908
Net Income (Loss)                                (596)                     124                     207                    1,606
Net Income (Loss) Per Share
Basic                                            (.17)                     .04                     .06                      .47
Diluted                                          (.17)                     .04                     .06                      .45

                                                                         Year Ended June 30, 2001
                                              First                   Second                   Third                   Fourth
                                             Quarter                  Quarter                 Quarter                  Quarter
                                             --------                 --------                --------                 --------
Net Sales                                    $ 11,094                 $ 13,872                $ 12,545                 $ 17,260
Gross Profit                                    3,508                    3,744                   2,966                    4,099
Income (Loss) from Operations                     145                      720                    (152)                   1,146
Net Income (Loss)                                (327)                     434                    (598)                     742
Net Income (Loss) Per Share
Basic                                            (.09)                     .12                    (.17)                     .21
Diluted                                          (.09)                     .12                    (.17)                     .21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgements can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; goodwill and other intangible assets; and income taxes.

REVENUE RECOGNITION

         Generally, revenues from merchandise sales are recorded at the time the product is shipped to the customer. We report our sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns.

         Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns. As a percentage of gross sales, sales returns were 5.1%, 6.0% and 5.6% in fiscal 2002, 2001 and 2000, respectively.

CONCENTRATION OF CREDIT RISK

         An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

         We have one major customer that accounted for approximately $9,592,000, or 17%, of our consolidated net sales in fiscal 2002 and $3,969,000, or 22%, of our accounts receivable at June 30, 2002. This customer sells products primarily within North America. Although management believes that this customer is sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. A second major customer accounted for approximately $3,858,000, or 21% of our accounts receivable at June 30, 2002.

         In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $393,000 and $700,000 as of June 30, 2002 and 2001, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

INVENTORY

         We state our inventory at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. We believe FIFO most closely matches the flow of our products from manufacture through sale. The reported net value of our inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory cost includes raw materials, direct labor and overhead.

         We also record an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales. In addition, and as necessary, we may establish specific reserves for known or anticipated events.

GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Goodwill is not amortized. Other intangible assets are not material.

         In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. These Statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2002; however, early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted this standard effective July 1, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer being amortized. This resulted in the exclusion of approximately $503,000 in amortization expense for the fiscal year ending June 30, 2002. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment.

         On an annual basis, we test goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, we evaluated our recorded goodwill with the assistance of a third-party valuation firm.

INCOME TAXES

         We have accounted for, and currently account for, income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

         As of June 30, 2002, we have net long-term deferred tax assets of $493,000. These net deferred tax assets assume sufficient future taxable earnings for their realization, as well as the continued application of current tax rates in the respective jurisdictions. Included in net deferred tax assets is a valuation allowance of $3,748,000 for deferred tax assets, which relates to tax loss carryforwards not utilized to date, where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. Based on our assessments, no additional valuation allowance is required. If we determine that a deferred tax asset will not be realizable or that a previously reserved deferred tax asset will become realizable, an adjustment to the deferred tax asset will result in a reduction of, or an increase to, earnings at that time.

Liquidity and Capital Resources

         The Company's cash on hand combined with proceeds from operating activities during fiscal 2002 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The primary source of financing related to borrowings under a

$18,000,000 secured revolving credit facility. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. The Company's primary internal source of liquidity is the cash flow generated from operations. As of June 30, 2002, the Company's unused sources of funds consisted principally of $1,500,000 in cash and approximately $4,500,000 which represents the unused portion of its secured revolving credit facility. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2004.

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

         In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory and certain other assets of Napco Security Systems, Inc., a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of two of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. The revolving credit agreement will expire in July 2004 and any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. During fiscal 2002, at certain dates the Company was not in compliance with certain covenants, but received waivers and amendments from its bank. As of June 30, 2002, the Company was in compliance with all of these financial covenants.

         In addition, a subsidiary of the Company maintained a $4,500,000 line of credit with another bank, which expired and was fully repaid as of June 30, 2002 (see Note 7 to Consolidated Financial Statements).

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

         In November 2000 the Company adopted a stock repurchase program. As amended, this program authorizes the Company to repurchase up to 205,000 shares of its common stock. As of June 30, 2002 the Company had repurchased 202,605 shares under this program.

The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                                2002              2001              2000
                                ----              ----              ----
Current Ratio                 4.6 to 1          4.7 to 1          7.2 to 1

Sales to Receivables          3.0 to 1          3.2 to 1          3.0 to 1

Total Debt to Equity           .6 to 1           .8 to 1           .5 to 1

         As of June 30, 2002, the Company had no material commitments for purchases or capital expenditures, except as discussed below.

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

         The acquisition described above has been accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. Costs in excess of net assets acquired of approximately $7,768,000 have been allocated to goodwill.

         Working Capital. Working capital decreased by $2,722,000 to $30,510,000 at June 30, 2002 from $33,232,000 at June 30, 2001. The decrease in working capital was primarily the result of the reduction in inventory and in the current portion of long-term debt as of June 30, 2002 as compared to June 30, 2001. These reductions resulted primarily from Company's improved management of its inventory and its continued repayment of its long-term debt, respectively. In addition, the Company used $243,000 of working capital in repurchasing its common stock under the repurchase plan discussed above.

         Accounts Receivable. Accounts receivable increased by $1,373,000 to $18,313,000 at June 30, 2002 from $16,940,000 at June 30, 2001. This increase resulted primarily from the timing of payments from some of the Company's customers and the increase in 4th quarter sales in fiscal 2002 as compared to the same period in fiscal 2001.

         Inventory. Inventory decreased by $5,303,000 to $17,931,000 at June 30, 2002 as compared to $23,234,000 at June 30, 2001. The decrease in inventory levels was primarily the result of the Company's improvement in production and delivery scheduling.

         Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses remained relatively constant at $4,299,000 as of June 30, 2002 as compared to $4,244,000 at June 30, 2001.

         Fiscal 2002 Compared to Fiscal 2001

         Net Sales. Net sales in fiscal 2002 increased by 2% to $55,836,000 from $54,771,000 in fiscal 2001. The Company's sales growth was due primarily to increased sales in the Company's Continental access control product line, which was acquired in July 2000.

         Gross Profit. The Company's gross profit increased $400,000 to $14,717,000 or 26.4% of net sales in fiscal 2002 as compared to $14,317,000 or 26.1% of net sales in fiscal 2001. The increase in gross profit in both absolute dollars and as a percentage of net sales was due primarily to the increase in sales of the Continental access control products as well the positive shift in product mix due to the higher margins associated with, in general, the Continental product lines. Gross profit was also positively impacted by cost reductions of certain of the Company's raw material costs.

         Expenses. Selling, general and administrative expenses decreased by 5% to $11,900,000 in fiscal 2002 from $12,458,000 in fiscal 2001. This decrease was due primarily to the elimination of approximately $503,000 of amortization expense relating to Goodwill as described above.

         Other Expenses. Other expenses decreased $175,000 to $1,458,000 in fiscal 2002 as compared to $1,633,000 in fiscal 2001. This decrease was due primarily to the decrease in interest expense resulting from the Company's continued reduction of the outstanding principal on its outstanding debt. Other income in fiscal 2001 included an insurance settlement of approximately $175,000.

         Income Taxes. Benefit for income taxes changed by $43,000 to a provision of $18,000 in fiscal 2002 as compared to a benefit of $25,000 in fiscal 2001. The current year income tax provision of $18,000 relates primarily to the Company's foreign operations in the United Kingdom. The prior year income tax benefit of $25,000 related primarily to revisions to the Company's estimated valuation allowance on deferred income taxes.

         EBITDA. EBITDA, as defined on page 11 above, increased by $223,000 to $4,297,000 or 7.7% of net sales in fiscal 2002 as compared with $4,074,000 or 7.4% of net sales in fiscal 2001. The increase in EBITDA was primarily attributable to the increase in sales and gross profit as discussed above.

         Effects of Inflation and Foreign Currency. During the three-year period ended June 30, 2002, inflation, changing prices and fluctuations in foreign currency rates did not have a significant impact on the Company's operations.

         Fiscal 2001 Compared to Fiscal 2000

         Net Sales. Net sales in fiscal 2001 increased by 2% to $54,771,000 from $53,946,000 in fiscal 2000. The Company's sales growth was due primarily to the acquisition of Continental in July 2000. In addition, net sales was impacted by an increase in sales of the Company's electronic door locking products through its Alarm Lock subsidiary and a significant decrease in other domestic sales, the majority of which was due to the temporary reduction in purchases of the Company's products by a major customer during the last four months of fiscal 2001.

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

         Other Expenses. Other expenses increased $258,000 to $1,633,000 in fiscal 2001 as compared to $1,375,000 in fiscal 2000. This increase was due primarily to the increase in interest expense due to the financing used for the Continental acquisition, a partially offsetting decrease in interest expense resulting from the Company's continued reduction of the outstanding principal on its non-Continental related debt and an increase in other income as a result of an insurance settlement of approximately $175,000 during the second quarter of fiscal 2001.

         Income Taxes. Benefit for income taxes changed by $238,000 to a benefit of $25,000 in fiscal 2001 as compared to a benefit of $263,000 in fiscal 2000. This change was primarily the result of a decrease in the deferred tax benefit in fiscal 2001 as compared to the benefit in fiscal 2000. The fiscal 2000 tax benefit relates primarily to the final evaluation of the Company's resolution of a tax case.

         EBITDA. EBITDA, as defined on page 11 above, decreased by $602,000 to $4,074,000 or 7.4% of net sales in fiscal 2001 as compared with $4,676,000 or 8.7% of net sales in fiscal 2000. The decrease in EBITDA was primarily attributable to an increase in selling, general and administrative expenses arising from the Continental acquisition and the resulting decrease in income from operations.

         Effects of Inflation. During the three-year period ended June 30, 2001, inflation and changing prices did not have a significant impact on the Company's operations.

FORWARD-LOOKING INFORMATION

         We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders. The words and phrases "will likely result," "expect," "believe," "planned," "will," "will continue," "is anticipated," "estimates," "projects" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

         (i) increased competitive activity from companies in the industry, some of which have greater resources than we do;

         (ii) our ability to develop, produce and market new products on which future operating results may depend;

         (iii) consolidations, restructurings, bankruptcies and reorganizations in the industry causing a decrease in the number of customers sell our products, an increase in the ownership concentration within the industry, ownership of customers by our competitors and ownership of competitors by our customers;

         (iv) shifts in the preferences of installers as to where and how they order the types of products we sell;

         (v) social, political and economic risks to our foreign or domestic manufacturing, distribution and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;

         (vi) changes in the laws, regulations and policies, including changes in accounting standards, tax and trade rules, and legal or regulatory proceedings, that affect, or will affect, our business;

         (vii) foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the relative prices at which we and our foreign competitors sell products in the same markets and our operating and manufacturing costs outside of the United States;

         (viii) changes in global or local economic conditions that could affect consumer purchasing, the financial strength of our customers, the cost and availability of capital, which we may need for new equipment, facilities or acquisitions, and the assumptions underlying our critical accounting estimates;

         (ix) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at our Amityville or Dominican Republic facilities;

         (x)      changes in product mix to products which are less profitable;


         (xi) our ability to capitalize on opportunities for improved efficiency, such as globalization, and to integrate acquired businesses and realize value therefrom; and

         (xii) consequences attributable to the events that took place in New York City and Washington, D.C. on September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation.

We assume no responsibility to update forward-looking statements made herein or otherwise.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 2002, an aggregate principal amount of approximately $13,000,000 was outstanding under the Company's credit facility and term loan with a weighted average interest rate of approximately 4%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $130,000 in interest that year. In October 2000, the Company entered into an interest rate swap to maintain the value-at-risk inherent in its interest rate exposures. This instrument expires on October 30, 2002. This transaction meets the requirements for cash flow hedge accounting. Accordingly, any gain or loss associated with the difference between interest rates is included as a component of interest expense. The fair value of this instrument is not material. The Company does not hold or enter into derivative financial instruments for trading or speculative purposes.

         Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could have a material adverse affect on the Company's business, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

             TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JUNE 30, 2002 AND 2001

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................. FS-1

Report of Independent Public Accountants.................................. FS-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2002 and 2001.................. FS-3

Consolidated Statements of Income for the Fiscal Years Ended June 30,
  2002, 2001 and 2000..................................................... FS-4

Consolidated Statements of Stockholders' Equity for the Fiscal
  Years Ended June 30, 2002, 2001 and 2000................................ FS-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended
  June 30, 2002, 2001 and 2000............................................ FS-6

Notes to Consolidated Financial Statements, June 30, 2002, 2001 and 2000.. FS-7


Schedules:

I.  Condensed Financial Information on Parent Company.................... FS-24

II. Valuation and Qualifying Accounts.................................... FS-26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 9, 2002 the Board of Directors of Napco Security Systems, Inc. (the "Company") dismissed Arthur Andersen LLP ("Andersen") as its independent public accountants and appointed KPMG, LLP ("KPMG") to serve as its independent public accountants. These actions were taken at the recommendation of the Company's Audit Committee. Andersen had served as the Company's independent public accountants since 1993. None of Andersen's reports on the Company's consolidated financial statements for the fiscal years ended June 30, 2001 and 2000 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 30, 2001, 2000 and 1999 and through the date hereof, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. During the fiscal years ended June 30, 2001 and 2000 and through the date hereof, the Company did not consult KPMG with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K. We provided Andersen with a copy of our report on Form 8-K on our change in independent accountants and requested that Andersen furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us in this report, and if not, stating the respects in which it does not agree. Andersen has indicated to the Company that Andersen no longer issues such letters.

                                    PART III

         The information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) of Form 10-K will be included in our Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended June 30, 2002, and such information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last date that they were evaluated by our Chief Executive Officer and Chief Financial Officer.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.  Financial Statements

         The following consolidated financial statements of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                            Page
                                                                            ----
         Independent Auditors' Report....................................   FS-1

         Report of Independent Public Accountants as of June 30, 2001
         and 2000 and for each of the 3 Years in the Period Ended
         June 30, 2001...................................................   FS-2

         Consolidated Balance Sheets as of June 30, 2002 and 2001........   FS-3

         Consolidated Statements of Income for the Years Ended June 30,
         2002, 2001 and 2000.............................................   FS-4

         Consolidated Statements of Stockholders' Equity  for the Years
         Ended June 30, 2002, 2001 and 2000..............................   FS-5

         Consolidated Statements of Cash Flows for the Years Ended June 30,
         2002, 2001 and 2000.............................................   FS-6

         Notes to Consolidated Financial Statements, June 30, 2002, 2001
         and 2000........................................................   FS-7

(a)2.  Financial Statement Schedules

         The following consolidated financial statement schedules of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

         I:   Condensed Financial Information on Parent Company..........  FS-24

         II:  Valuation and Qualifying Accounts..........................  FS-26

         Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(a)3 and (c).  Exhibits

Exhibit
  No.                        Title
  ---                        -----
Ex-3.(i)   Articles of Incorporation, as amended            Exhibit 3a to Report
                                                            on Form 10-K for
                                                            fiscal year ended
                                                            June 30, 1988

Ex-3.(ii)  Amended and Restated By-Laws                     Exhibit 3.(ii) to
                                                            Report on Form 10-K
                                                            for fiscal year ended
                                                            June 30, 2001

Ex-10.A    Amended and Restated 1992 Incentive              Exhibit 10.A to
           Stock Option Plan                                Report on Form 10-K
                                                            for fiscal year ended
                                                            June 30, 2001

Ex-10.B    2000 Non-Employee Stock Option Plan              Exhibit 10.B to
                                                            Report on Form 10-K
                                                            for fiscal year ended
                                                            June 30, 2001

Ex-10.C    Defined Contribution Pension Plan                Exhibit 10d to Report
           Basic Plan Document                              on Form 10-K for
                                                            fiscal year ended
                                                            June 30, 1989

Ex-10.D    Defined Contribution Pension Plan 401(k)
           Profit Sharing  Plan Adoption Agreement          Exhibit 10e to Report
                                                            on Form 10-K for
                                                            fiscal year ended
                                                            June 30, 1989

Ex-10.E    Promissory Note dated as of November 8,
           1991 between Citibank, N.A. and the Company      Exhibit 10-i to Report
                                                            on Form 10-K for
                                                            fiscal year ended
                                                            June 30, 1992

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

Ex-10.H    Loan and Security Agreement with
           Marine Midland Bank dated as of
           May 12, 1997                                     Exhibit 10.I to Rpt.
                                                            on Form 10K for
                                                            fiscal year ended
                                                            June 30, 1997

Ex-10.I    Revolving Credit Note #1 to Marine
           Midland Bank dated as of May 12, 1997            Exhibit 10.J to
                                                            Report on Form 10-K
                                                            for Fiscal year ended
                                                            June 30, 1997

Ex-10.J    Revolving Credit Note #2 to Marine
           Midland Bank dated as of May 12, 1997            Exhibit 10.K to
                                                            Report on Form 10-K
                                                            for fiscal year ended
                                                            June 30, 1997

Ex-10.K    Promissory Note to Marine Midland Bank
           dated as of May 12, 1997                         Exhibit 10-L to
                                                            Report on Form 10-K
                                                            for fiscal year ended
                                                            June 30, 1997

Ex-10.L    Amendment No. 1 to the Loan and Security
           Agreement with Marine Midland Bank dated
           as of May 28, 1998                               Exhibit 10-M to
                                                            Report in Form 10-K
                                                            for fiscal year ended
                                                            June 30, 1998.

Ex.-10.M   Term Loan Note to Marine Midland Bank
           dated as of May 28, 1998                         Exhibit 10-N to
                                                            Report in Form 10-K
                                                            For fiscal year ended
                                                            June 30, 1998.

Ex-10.N    Promissory Note to Kenneth Rosenberg dated as
           of May 28, 1998                                  Exhibit 10.O to
                                                            Report in Form 10-K
                                                            for fiscal year ended
                                                            June 30, 1998.

Ex-10.O    Consulting Agreement with Kenneth Rosenberg
           dated as of May 28, 1998                         Exhibit 10.P to
                                                            Report in Form 10-K
                                                            for fiscal year ended
                                                            June 30, 1998.

Ex-10.P    Employment Agreement with Richard Soloway        Exhibit 10.Q to
                                                            Report in Form 10-Q
                                                            for period ended
                                                            March 31, 2001.

Ex-10.Q    Employment Agreement with Jorge Hevia            Exhibit 10.R to
                                                            Report in Form 10-Q
                                                            for period ended
                                                            March 31, 2001.

Ex-10.R    Amendment No. 2 to the Loan and Security
           Agreement with HSBC Bank dated as of June 30,
           2001                                             Exhibit 10.S to
                                                            report on Form 10-K
                                                            for fiscal year ended
                                                            June 30, 2001

Ex-10.S    Employment Agreement with Michael Carrieri       Exhibit 10.U to
                                                            Report on Form 10-Q
                                                            For fiscal quarter
                                                            ended September 30,
                                                            2001

Ex-10.T    Indemnification Agreement dated August 9, 2001   Exhibit 10.T to
                                                            Report on Form 10-K
                                                            For fiscal year ended
                                                            June 30, 2001

Ex-10.U    Asset Purchase Agreement                         Exhibit 2.1 to
                                                            Report on Form 8-K
                                                            Filed July 27, 2002

Ex-10.V    Amendment No. 4 to Loan and Security Agreement   Exhibit 10.V to
                                                            Report on Form 8-K
                                                            Filed July 27, 2002

Ex-10.W    Amendment No. 8 to Loan and Security Agreement   Exhibit 10.W to
                                                            Report on Form 10-K
                                                            for fiscal year ended
                                                            June 30, 2001

Ex-10.X    Note Modification Agreement                      Exhibit 10.W to
                                                            Report on Form 10-K
                                                            for fiscal year ended
                                                            June 30, 2001

Ex-12      Computation of ratios                            E-1

Ex-21      Subsidiaries of the Registrant                   E-2

Ex-23.1    Consent of Independent Auditors                  E-3

Ex-23.2    Notice regarding consent of Arthur Andersen LLP  E-4

Ex-24.1    Power of Attorney                                E-5



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



(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 2002, except that filed on July 10, 2002 relating to a change in accountants. See Item 9 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 3, 2002
                          NAPCO SECURITY SYSTEMS, INC.
                                  (Registrant)

By: /s/ RICHARD SOLOWAY                           By: /s/ KEVIN S. BUCHEL
    ---------------------------------                 --------------------------
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

     Signature                                       Title                                  Date
     ---------                                       -----                                  ----
/s/RICHARD SOLOWAY                            Chairman of the                      October 3, 2002
----------------------                        Board of Directors
   Richard Soloway


/s/ KEVIN S. BUCHEL
----------------------
    Kevin S. Buchel                           Director                            October 3, 2002

/s/ RANDY B. BLAUSTEIN
----------------------
    Randy B. Blaustein                        Director                            October 3, 2002

/s/ARNOLD BLUMENTHAL*
----------------------
   Arnold Blumenthal                          Director                            October 3, 2002

/s/DONNA SOLOWAY
----------------------
   Donna Soloway                              Director                            October 3, 2002

/s/ANDREW J. WILDER
----------------------
   Andrew J. Wilder                           Director                            October 3, 2002

* By signing his name hereto, Richard Soloway signs this document in the capacities indicated above and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.

October 3, 2002
                                     By   /s/ RICHARD SOLOWAY
                                        -----------------------------
                                             Richard Soloway
                                            (Attorney-in-Fact)

CERTIFICATIONS

I, RICHARD SOLOWAY, certify that:

1. I have reviewed this annual report on Form 10-K of Napco Security Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: 10/3/02

/s/ Richard Soloway
-----------------------
[Signature]
Chairman of the Board, President and Secretary

CERTIFICATIONS

I, KEVIN S. BUCHEL, certify that:

1. I have reviewed this annual report on Form 10-K of Napco Security Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: 10/3/02
/s/ Kevin S. Buchel

-----------------------
[Signature]
Senior Vice President of Operations and Finance

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Napco Security Systems, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedules of Napco Security Systems, Inc. as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedules, before the revision described in Note 1 to the financial statements, in their report dated September 28, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Systems, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 and 2000 consolidated financial statements of Napco Security Systems, Inc. as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of July 1, 2001. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.



                                                KPMG LLP




Melville, New York
September 30, 2002

Report of Independent Public Accountants

To Napco Security Systems, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                                          /s/  Arthur Andersen LLP


Melville, New York
September 28, 2001



This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the fiscal year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2002 and 2001
                        (In thousands, except share data)


                                                                            2002             2001
                                                                          --------         --------
                                    ASSETS
Current assets:
    Cash                                                                  $  1,500         $  1,037
    Accounts receivable, less reserve for doubtful accounts of
      $393 and $700, respectively                                           18,313           16,940
    Inventories                                                             17,931           23,234
    Prepaid expenses and other current assets                                1,213              895
                                                                          --------         --------
            Total current assets                                            38,957           42,106
Property, plant, and equipment, net of accumulated depreciation
    and amortization of $16,696 and $15,288, respectively                    9,964           10,663
Goodwill, net                                                                9,686            9,686
Deferred income taxes                                                        1,032              785
Other assets                                                                   229              437
                                                                          --------         --------
            Total assets                                                  $ 59,868         $ 63,677
                                                                          ========         ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                     $  2,664         $  3,533
    Accounts payable                                                         2,994            3,361
    Accrued expenses                                                         1,305              883
    Accrued salaries and wages                                               1,388            1,042
    Accrued income taxes                                                        96               55
                                                                          --------         --------
            Total current liabilities                                        8,447            8,874
Long-term debt                                                              16,588           21,567
Deferred income taxes                                                          539              292
                                                                          --------         --------
            Total liabilities                                               25,574           30,733
                                                                          --------         --------
Commitments and contingencies (note 11)

Stockholders' equity:
    Common stock, par value $0.01 per share.
      Authorized 21,000,000 shares;
      issued 6,004,252 and 5,938,852 shares,
      respectively; outstanding 3,383,196
      and 3,366,596 shares, respectively                                        60               59
    Additional paid-in capital                                               1,082              831
    Retained earnings                                                       38,569           37,228
    Less: Treasury stock, at cost; 2,621,056 and 2,572,256 shares,
      respectively                                                          (5,417)          (5,174)
                                                                          --------         --------
            Total stockholders' equity                                      34,294           32,944
                                                                          --------         --------
            Total liabilities and stockholders' equity                    $ 59,868         $ 63,677
                                                                          ========         ========


See accompanying notes to consolidated financial statements.


                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    Years ended June 30, 2002, 2001, and 2000
              (In thousands, except share data and per share data)


                                                                   2002                2001                2000
                                                               -----------         -----------         -----------
Net sales                                                      $    55,836         $    54,771         $    53,946
Cost of sales                                                       41,119              40,454              40,748
                                                               -----------         -----------         -----------
            Gross profit                                            14,717              14,317              13,198
Selling, general, and administrative expenses                       11,900              12,458              10,076
                                                               -----------         -----------         -----------
            Operating income                                         2,817               1,859               3,122
                                                               -----------         -----------         -----------
Other income (expense):
    Interest expense, net                                           (1,409)             (1,816)             (1,375)
    Other, net                                                         (49)                183                  --
                                                               -----------         -----------         -----------
                                                                    (1,458)             (1,633)             (1,375)
                                                               -----------         -----------         -----------
            Income before for income taxes                           1,359                 226               1,747
Provision (Benefit) for income taxes                                    18                 (25)               (263)
                                                               -----------         -----------         -----------
            Net income                                         $     1,341         $       251         $     2,010
                                                               ===========         ===========         ===========
Earnings per share (note 1):
    Basic                                                      $      0.40         $      0.07         $      0.57
    Diluted                                                           0.38                0.07                0.57
Weighted average number of shares outstanding (note 1):
      Basic                                                      3,342,000           3,464,000           3,495,000
      Diluted                                                    3,492,000           3,527,000           3,513,000


See accompanying notes to consolidated financial statements.


                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                   Years ended June 30, 2002, 2001, and 2000
                       (In thousands, except share data)



                                          Common stock
                                      -------------------   Additional
                                      Number of               paid-in     Retained    Treasury
                                       shares      Amount     capital     earnings      stock       Total
                                      ---------    ------   ----------    --------    --------     --------
Balance at June 30, 1999              5,908,602     $ 59    $  751        $ 34,967    $ (4,449)    $ 31,328
Exercise of employee stock options        8,750       --        21              --          --           21
Net income                                   --       --        --           2,010          --        2,010
                                      ---------     ----    ------        --------    --------      -------
Balance at June 30, 2000              5,917,352       59       772          36,977      (4,449)      33,359
Purchase of treasury shares                  --       --        --              --        (725)        (725)
Exercise of employee stock options       21,500       --        59              --          --           59
Net income                                   --       --        --             251          --          251
                                      ---------     ----    ------        --------    --------      -------
Balance at June 30, 2001              5,938,852       59       831          37,228      (5,174)      32,944
Purchase of treasury shares                  --       --        --              --        (243)        (243)
Exercise of employee stock options       65,400        1       251              --          --          252
Net income                                   --       --        --           1,341          --        1,341
                                      ---------     ----    ------        --------    --------      -------
Balance at June 30, 2002              6,004,252     $ 60    $1,082        $ 38,569    $ (5,417)     $34,294
                                      =========     ====    ======        ========    ========      =======



See accompanying notes to consolidated financial statements.


                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2002, 2001, and 2000
                                 (In thousands)

                                                                             2002             2001            2000
                                                                            -------         --------         -------
Cash flows from operating activities:
    Net income                                                              $ 1,341         $    251         $ 2,010
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                         1,529            2,032           1,554
        Provision for doubtful accounts                                          45               78            (265)
        Deferred income taxes                                                    --              (69)           (150)
        Changes in operating assets and liabilities, net of affect from acquisition of business resulting from increases
          and decreases in:
            Accounts receivable                                              (1,418)           1,702          (1,316)
            Inventories                                                       5,303           (3,159)          2,017
            Prepaid expenses and other current assets                          (318)             217            (277)
            Other assets                                                        167              (77)            (79)
            Accounts payable, accrued expenses, accrued
              salaries and wages, and accrued income taxes                      442              351            (672)
                                                                            -------         --------         -------
                 Net cash provided by operating activities                    7,091            1,326           2,822
                                                                            -------         --------         -------
Cash flows from investing activities:
    Acquisition of business, net of cash acquired                                --           (7,248)             --
    Purchases of property, plant, and equipment                                (709)          (1,035)         (1,221)
                                                                            -------         --------         -------
                 Net cash used in investing activities                         (709)          (8,283)         (1,221)
                                                                            -------         --------         -------
Cash flows from financing activities:
    Principal payments on long-term debt                                     (6,128)          (4,774)         (1,468)
    Proceeds from long-term debt                                                200           11,050              --
    Purchase of treasury stock                                                 (243)            (725)             --
    Proceeds from exercise of employee stock options                            252               59              21
                                                                            -------         --------         -------
                 Net cash (used in) provided by financing activities         (5,919)           5,610          (1,447)
                                                                            -------         --------         -------
                 Net increase (decrease) in cash                                463           (1,347)            154
Cash, beginning of year                                                       1,037            2,384           2,230
                                                                            -------         --------         -------
Cash, end of year                                                           $ 1,500         $  1,037         $ 2,384
                                                                            =======         ========         =======
Supplemental cash flow information:
    Interest paid, net                                                      $ 1,543         $  2,121         $ 1,123
                                                                            =======         ========         =======

    Income taxes paid                                                       $    --         $     21         $   101
                                                                            =======         ========         =======


See accompanying notes to consolidated financial statements.


                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Napco Security Systems, Inc. and subsidiaries (the Company) is engaged principally in the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use.

     (a)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Napco Security Systems, Inc. and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     (b)  RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform with current year presentation.

     (c)  ACCOUNTING ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with revenue recognition, concentration of credit risk, inventories, goodwill and other intangible assets and income taxes. Actual results could differ from those estimates.

     (d)  INVENTORIES

          Inventories are valued at the lower of cost (using the first-in, first-out method) or market.

     (e)  PROPERTY, PLANT, AND EQUIPMENT

          Property, plant, and equipment is carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts and the profit or loss on such disposition is reflected in income.

          Depreciation is recorded over the estimated service lives of the related assets using primarily the straight-line method. Amortization of leasehold improvements is calculated by using the straight-line method over the estimated useful life of the asset or lease term, whichever is shorter.

     (f)  GOODWILL

          Prior to the adoption of a new accounting standard, goodwill was being amortized on a straight-line basis over periods from 20 to 35 years. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the


                                                                     (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


          remaining life of the goodwill in measuring whether it is recoverable. In the years ended June 30, 2002, 2001, and 2000, there were no adjustments to the carrying value of goodwill, other than straight-line amortization prior to June 30, 2001. Accumulated amortization of goodwill was approximately $1,824,000 at June 30, 2002 and 2001.

          In June 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", were issued. These Statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company has adopted this standard effective July 1, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. This resulted in the exclusion of approximately $503,000 in amortization expense for the fiscal year ending June 30, 2002. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. The Company has performed the impairment evaluation required by this new standard and determined that the goodwill is not impaired.

          The following table presents adjusted net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                                                                 Year Ended June 30,
                                                                          -----------------------------
          (In thousands, except per share data)                              2001                2000
                                                                          ---------           ---------
          Reported Net Earnings Attributable to Common Stock                    251               2,010
            Add back:  Goodwill amortization, net of tax                        467                 107
                                                                          ---------           ---------
            Pro Forma Net Earnings                                              718               2,117
                                                                          ---------           ---------

          Basic net earnings per common share:
            Reported Net Earnings Attributable to Common Stock
              Before SFAS No. 142                                              0.07                0.57
            SFAS No. 142 effect, net of tax                                    0.14                0.03
                                                                          ---------           ---------
            Pro forma Net Earnings Attributable to Common Stock                0.21                0.60
                                                                          ---------           ---------

          Diluted net earnings per common share:
            Reported Net Earnings Attributable to Common Stock
              Before SFAS No. 142                                              0.07                0.57
            SFAS No. 142 effect, net of tax                                    0.13                0.03
                                                                          ---------           ---------
            Pro forma Net Earnings attributable to Common Stock                0.20                0.60
                                                                          ---------           ---------

          Weighted average common shares outstanding:
            Basic                                                         3,443,000           3,495,000
            Diluted                                                       3,527,000           3,513,000



                                                                     (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


     (g)  REVENUE RECOGNITION

          In accordance with SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, the Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) there is a fixed and determinable price for the Company's product, (iii) shipment and passage of title occurs, and
          (iv) collectibility is reasonably assured. The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

     (h)  RESEARCH AND DEVELOPMENT COSTS

          Research and development costs incurred by the Company are charged to expense in the year incurred. Company-sponsored research and development costs of $4,239,000, $4,220,000, and $4,234,000 were charged to expense for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

     (i)  INCOME TAXES

          Deferred income taxes are recognized for the expected future tax consequences of temporary differences between the amounts reflected for financial reporting and tax purposes. The benefit for income taxes represents U.S. Federal and state taxes on income generated from U.S. operations and local taxes on income generated from United Kingdom operations. Income generated by the Company's foreign subsidiary in the Dominican Republic is nontaxable.

          In prior years, the Company did not provide for income taxes on the undistributed earnings of its Domestic International Sales Corporation
          (DISC) subsidiary because it was the Company's intent to continue the subsidiary's qualification for tax deferral. Due to the shifting of manufacturing outside the U.S., management determined in fiscal 1995 that the DISC no longer qualified for continued tax deferral. As a result, previously deferred earnings of the DISC totaling $2,031,000 will be reported as taxable income over a ten-year period in the Company's tax returns, starting with the June 30, 1992 tax year.

          The Company does not provide for income taxes on the undistributed earnings of its foreign subsidiary in the Dominican Republic because such earnings are reinvested abroad and it is the intention of management that such earnings will continue to be reinvested abroad.

     (j)  EARNINGS PER SHARE

          The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net income per common share (Basic EPS) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share (Diluted EPS) is computed by dividing net


                                                                     (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


          income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted Basic EPS on the face of the consolidated statements of income.

          The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands):


                                           NET INCOME                      SHARES                      NET INCOME PER SHARE
                                   --------------------------     -------------------------     -----------------------------------
                                     2002     2001       2000      2002      2001      2000       2002          2001         2000
                                   ------     ----     ------     -----     -----     -----     --------      --------     --------
          Basic EPS:
              Net income           $1,341     $251     $2,010     3,342     3,464     3,495     $   0.40      $   0.07     $   0.57

          Effect of Dilutive
              Securities:
                Employee stock
                  options              --       --         --       150        63        18         (.02)           --           --
                                   ------     ----     ------     -----     -----     -----     --------      --------     --------

          Diluted EPS:
                Net income         $1,341     $251     $2,010     3,492     3,527     3,513     $   0.38      $   0.07     $   0.57
                                   ======     ====     ======     =====     =====     =====     ========      ========     ========

          Options to purchase 25,000, 149,500, and 90,240 shares of common stock for the three fiscal years ended June 30, 2002, 2001, and 2000, respectively, were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods and, accordingly, their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

     (k)  STOCK-BASED COMPENSATION

          The Company accounts for stock-based compensation under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". Accordingly, the Company has elected to continue the accounting set forth in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the necessary pro-forma disclosures (note 8).

     (l)  FOREIGN CURRENCY

          All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three years ended June 30, 2002.

     (m)  COMPREHENSIVE INCOME

          The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which established rules for the reporting of comprehensive income and its components. For the fiscal years ended June 30, 2002, 2001, and 2000, the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

     (n)  SEGMENT REPORTING

          The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Pursuant to this pronouncement, the reportable operating segments are


                                                                     (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


          determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical segment data in note 12, and no additional segment data has been presented.

     (o)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 2002 and 2001, management of the Company believes the carrying value of all financial instruments approximated fair value.

     (p)  SHIPPING AND HANDLING REVENUES AND COSTS

          In July 2000, the Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue and the costs associated with these revenues classified as either cost of sales, or selling, general, and administrative costs, with footnote disclosure as to classification of these costs. This standard required a restatement of prior periods for changes in classification. Beginning fiscal 2001, the Company records the amount billed to customers in net revenues and classifies the costs associated with these revenues in cost of sales. In fiscal 2001, the Company retroactively restated prior year financial information for fiscal 2000 to give effect to this new statement.

     (q)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and does not require retroactive restatement of prior period financial statements. This Statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative

                                                                     (Continued)


                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


          instrument may be recorded in comprehensive income. There was no material impact on the Company's financial position or results of operations upon adoption on July 1, 2000.

          In October 2000, the Company entered into an interest rate swap to maintain the value-at-risk inherent in its interest rate exposures. This financial instrument expires in October 2002. This transaction meets the requirements for cash flow hedge accounting, as the instrument is designated to a specific debt balance. Accordingly, any gain or loss associated with the difference between interest rates is included as a component of interest expense. The fair value of this financial instrument is not material. The Company does not hold or enter into derivative financial instruments for trading or speculative purposes.

     (r)  NEW ACCOUNTING PRONOUNCEMENTS

          In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal f long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company will adopt this statement for the fiscal year ending June 30, 2003 and does not anticipate that it will have a material impact on the Company's consolidated financial results.

          In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring-type activities beginning with plans initiated after December 31, 2002. Should the Company enter into activities covered by this standard after that date, the provisions of SFAS No. 146 would be applied. As a result of this standard, there is no impact on the Company's consolidated financial position or results of operations for the periods presented.

(2)  ACQUISITION OF BUSINESS

     On July 27, 2000, the Company acquired Continental Instruments LLC (Continental), a manufacturer and distributor of access control and security management systems. This acquisition was accounted for by the purchase method and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed at the date of the acquisition. The purchase price was $7,522,500 in cash, less subsequent purchase price adjustments of approximately $460,000, plus future deferred payments of $1,700,000 in cash to be paid over a period of 24 months. The acquisition was financed by an $8,250,000 loan from the Company's primary lender, to be repaid in 60 equal monthly installments. The loan is secured by a mortgage, guarantees, and other collateral. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $7,768,000 has been allocated to goodwill.


                                                                     (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


     Summarized below are the unaudited pro forma results of operations as though this acquisition had occurred at the beginning of fiscal 2000. Pro forma adjustments have been made for amortization of goodwill and deferred financing costs, additional salary expense for employees not previously included in salary expense and additional interest expense for a term loan related to this transaction:

                                                        JUNE 30
                                               -------------------------
                                                  2001           2000
                                               ----------     ----------
                                         (In thousands, except per share data)
     Pro forma:
        Net sales                              $   55,120     $   59,115
        Net income                                    232          2,299

     Net income per share:
        Basic                                        0.07           0.66
        Diluted                                      0.07           0.65


(3)  BUSINESS AND CREDIT CONCENTRATIONS

     The Company had two customers (Customer A and B) with accounts receivable balances that aggregated 43% and 44% of the Company's accounts receivable at June 30, 2002 and 2001, respectively. The Company had one customer (Customer A) that accounted for 17%, 18%, and 27% of the Company's net sales in fiscal 2002, 2001, and 2000, respectively. During the past three fiscal years no other customer represented more than 10% of the Company's net sales.

(4)  INVENTORIES

     Inventories consist of the following:

                                       JUNE 30
                                 -----------------------
                                   2002            2001
                                 -------         -------
                                    (In thousands)

     Component parts             $ 9,551         $12,495
     Work-in-process               3,308           3,538
     Finished products             5,072           7,201
                                 -------         -------
                                 $17,931         $23,234
                                 =======         =======


                                                                     (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


(5)    PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment consists of the following:

                                          JUNE 30              DEPRECIATION/
                                   ---------------------       AMORTIZATION-
                                     2002         2001         ANNUAL RATES
                                   --------     --------   ---------------------
                                      (In thousands)
Land                               $    904     $   904             --
Building                              8,911       8,911            3%
Molds and dies                        4,197       3,867        20% to 33%
Furniture and fixtures                1,141       1,112        10% to 20%
Machinery and equipment              11,316      10,979        10% to 15%
                                                          Shorter of the lease
Leasehold improvements                  191         178   term or life of asset
                                   --------     -------
                                     26,660      25,951

Less: accumulated depreciation and
    amortization                     16,696      15,288
                                   --------     -------
                                   $  9,964     $10,663
                                   ========     =======

       Depreciation and amortization expense on property, plant, and equipment was approximately $1,408,000, $1,510,000, and $1,397,000 for the three fiscal years ended June 30, 2002, respectively.

(6)    INCOME TAXES

       In August 1995, the Internal Revenue Service (the IRS) informed the Company that it had completed the audit of the Company's Federal tax returns for fiscal years 1986 through 1993. The IRS had issued a report to the Company proposing adjustments that would result in taxes due of approximately $4.3 million, excluding interest charges. The primary adjustments presented by the IRS related to intercompany pricing and royalty charges, DISC earnings and charitable contributions. The Company disagreed with the IRS and began the process of vigorously appealing this assessment using all remedies and procedural actions available under the law. The Company had provided a reserve to reflect its estimate of the ultimate resolution of this matter, so that the outcome of this matter would not have a material adverse effect on the Company's consolidated financial statements.

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


                                       13                            (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


       In fiscal 1999, the Company received the final government approval on the IRS audit related to fiscal years 1986 through 1993. In addition, the IRS completed its audits of fiscal years 1994 through 1997. As a result of the favorable outcome from the audits, the Company reversed an additional $1,896,000 of previously recorded reserves through the income tax provision in fiscal 1999.

       Provision (benefit) for income taxes consists of the following:

                                          FOR THE FISCAL YEARS ENDED JUNE 30
                                          ----------------------------------
                                          2002          2001           2000
                                          ----          ----           ----
                                                    (In thousands)
Taxes currently payable:
    Federal                               $ --          $ --          $  --
    State                                   --            21              1
    Foreign                                 18            23             16
                                          ----          ----           ----
                                            18            44             17
Deferred income tax (benefit)               --           (69)          (280)
                                          ----          ----           ----
   Provision (benefit) for income taxes   $ 18          $(25)         $(263)
                                          ====          ====           ====

       The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows:

                                                        FOR THE FISCAL YEARS ENDED JUNE 30
                                    --------------------------------------------------------------------------------
                                            2002                         2001                         2000
                                    ----------------------       ----------------------       ----------------------
                                                    % OF                         % OF                         % OF
                                                   PRE-TAX                      PRE-TAX                      PRE-TAX
                                    AMOUNT         INCOME         AMOUNT        INCOME         AMOUNT         INCOME
                                    -------       --------       -------       --------       -------       --------
                                                          (In thousands, except percentages)
Tax at Federal statutory rate       $   462          34.0%       $    77          34.0%       $   594          34.0%
Increases (decreases) in
    taxes resulting from:
      State income taxes, net
        of Federal income tax
        benefit                        (167)        (12.3)          (202)        (89.4)          (155)         (8.9)
      Amortization of
        nondeductible goodwill           --            --             36          15.9             36           2.1
      Nontaxable foreign
        source income                (1,516)       (111.6)          (890)       (393.8)        (2,643)       (151.3)
      Valuation allowance -
        domestic NOL                  1,124          82.7            830         367.3          1,794         102.7
      Other, net                        115           8.5            124          54.9            111           6.4
                                    -------       -------        -------       -------        -------       -------
      Provision (benefit) for
         income taxes               $    18           1.3%       $   (25)        (11.1)%      $  (263)        (15.0)%
                                    =======       =======        =======       =======        =======       =======

       Foreign income taxes are not provided on income generated by the Company's subsidiary in the Dominican Republic, as such income is presently exempt from domestic income tax. As of June 30, 2002 and 2001, approximately $20,750,000 and $20,461,000 in cumulative earnings of this foreign subsidiary are included in consolidated retained earnings.


                                       14                            (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


       Deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001 are as follows (in thousands):

                                                                                                   NET DEFERRED TAX ASSETS
                                           DEFERRED TAX ASSETS        DEFERRED TAX LIABILITIES           (LIABILITIES)
                                           -------------------        ------------------------     -----------------------
                                           2002           2001            2002          2001           2002          2001
                                           ----           ----            ----          ----           ----          ----
          Accounts receivable             $    74           166             --            --             74           166
          Inventories                         275           428             --            --            275           428
          Accrued liabilities                 131           366             --            --            131           366
          Net operating loss and
            other carryforwards             4,168         2,453             --            --          4,168         2,453
          Other                                18            (4)                          --             18            (4)
          Fixed assets and other
            long-term assets                   --            --            539           292           (539)         (292)
                                          -------       -------        -------       -------        -------       -------
               Total deferred taxes         4,666         3,409            539           292          4,127         3,117

         Less: valuation allowance         (3,634)       (2,624)            --            --         (3,634)       (2,624)
                                          -------       -------        -------       -------        -------       -------
               Net deferred taxes         $ 1,032           785            539           292            493           493
                                          =======       =======        =======       =======        =======       =======

        As a result of the Company's U.S. operations not generating U.S. taxable income in recent years, management believes it is more likely than not that the Company will not realize the benefit of a portion of the net deferred tax assets existing at June 30, 2002 and 2001. Accordingly, the Company has reserved for a portion of deferred income taxes as of June 30, 2002 due to uncertainty regarding the generation of sufficient taxable income in the United States to realize deferred taxes associated with net operating loss carryforwards which expire through 2017. If the Company determines that a deferred tax asset will not be realizable or that a previously reserved deferred tax asset will become realizable, an adjustment to the deferred tax asset will result in a reduction of, or increase to, earnings at that time.


                                       15                            (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


(7)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                                          JUNE 30
                                                    -------------------
                                                      2002       2001
                                                    --------   --------
                                                       (In thousands)
      Revolving credit and term loan facility (a)   $ 13,013     15,313
      Notes payable (b)                                  500      1,670
      Term Loan (c)                                    5,225      6,875
      Deferred acquisition costs, net (d)                514      1,242
                                                    --------     ------
                                                      19,252     25,100

      Less: current portion                            2,664      3,533
                                                    --------     ------
                                                    $ 16,588     21,567
                                                    ========     ======

       (a) In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, and certain other assets of Napco Security Systems, Inc., a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of two of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less -1/4% or an alternate rate based on LIBOR as described in the agreement. The revolving credit agreement will expire in July 2004 and any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. During fiscal 2002, at certain dates the Company was not in compliance with certain covenants, but received waivers and amendments from its bank. As of June 30, 2002, the Company was in compliance with all of these financial covenants.

       (b) In connection with the stock purchase agreement described in note 8, the Company entered into a term-loan facility in May 1998 with its primary bank for a $2,500,000 term loan. Under the terms of the note, the loan is to be repaid in 60 equal monthly installments of $41,667, plus interest at 7.94%, beginning on July 1, 1998.

              In addition, the Company entered into a four-year term loan in the amount of $1,947,880 with its former president in connection with the stock purchase agreement. This note bears interest at 8% and payments began in April 1999, with a final maturity in June 2003.

       (c) On July 27, 2000, the Company entered into a five year $8,250,000 secured term loan with its primary bank in connection with the acquisition of Continental Instruments Systems, LLC. Under the agreement, the loan is to be repaid in 60 equal monthly installments of $137,500, plus interest at a LIBOR base rate, as defined in the agreement. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings,


                                       16                            (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


              restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 2002, the Company was in compliance with all of these financial covenants.

              The Company has entered into an interest rate swap agreement to exchange floating rate for fixed rate interest payments periodically over the life of this agreement. The interest rate swap has been designated as a cash flow hedge and is effective as of June 30, 2001 and 2002. The difference between interest paid and received is included as a component of interest expense. At June 30, 2002 there was an outstanding interest rate swap contract totaling $5,225,000. The contract bears a fixed interest rate of 8.68% and terminates on October 30, 2002. The debt instrument bears interest at LIBOR plus 2%. At June 30, 2002 the interest rate on the debt was 3.84%, the contract expires in October 2002 and the fair value of this instrument was not material.

       (d) In connection with the Continental acquisition described in note 2, the Company is required to make four scheduled future payments to the former owner, beginning on January 27, 2001 with a final payment, which was made on July 27, 2002. These payments are recorded at their present value using an interest rate of 7%. The difference between the present value and face value of the payments was accounted for as a debt discount and accreted to interest expense over the term of the payments.

       Maturities of long-term debt are as follows (in thousands):

                          Fiscal year ending June 30:
                               2003                          $   2,664
                               2004                              1,650
                               2005                             14,663
                               2006                                275
                                                             ---------
                                                             $  19,252
                                                             =========

(8)    STOCK OPTIONS

       In November 1992, the stockholders approved a 10-year extension of the already-existing 1982 Incentive Stock Option Plan (the 1992 Plan). The 1992 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of approximately 815,000 shares of the Company's common stock to be acquired by the holders of such awards. Under the 1992 Plan, the Company may grant stock options, which are intended to qualify as incentive stock options (ISOs), to key employees, officers, and employee directors. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1992 Plan, stock options have been granted to employees and directors for terms of up to 5 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2002, 365,980 stock options granted to employees and directors were exercisable. The Company accounts for awards granted to employees, directors, and key employees under APB Opinion No. 25, under which compensation cost is recognized for stock options granted at an exercise price less than the market value of the


                                       17                            (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


       options on the grant date. The Company did not record any compensation expense for options granted during the year ended June 30, 2002.

       Had compensation cost for the 1992 Plan been determined based upon the fair value at the grant dates consistent with SFAS No. 123, the Company's pro forma net earnings and net earnings per common share would have been as follows:

                                   2002           2001          2000
                                 --------       --------      --------
                                  (In thousands, except per share data)
Net income:
    As reported                  $  1,341       $    251      $  2,010
    Pro forma                         965            (14)        1,790


Basic EPS:
    As reported                  $   0.40       $   0.07      $   0.57
    Pro forma                        0.29          (0.04)         0.51

Diluted EPS:
    As reported                  $   0.38       $   0.07      $   0.57
    Pro forma                        0.28          (0.04)         0.51


       The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

       The following table reflects activity under the 1992 Plan for the fiscal years ended:

                                                                             JUNE 30
                                          ----------------------------------------------------------------------------------
                                                   2002                         2001                          2000
                                          -------------------------    ------------------------     ------------------------
                                                           WEIGHTED                    WEIGHTED                     WEIGHTED
                                                            AVERAGE                     AVERAGE                      AVERAGE
                                                           EXERCISE                    EXERCISE                     EXERCISE
                                           SHARES            PRICE      SHARES            PRICE      SHARES            PRICE
                                         --------          --------    --------        --------     --------        --------
      Outstanding at beginning of
          year                            579,350           $ 3.51     499,850          $  3.33     438,100           $ 3.39
          Granted                          56,000             5.95     109,500             4.18      91,000             3.19
          Exercised                       (67,900)            3.85     (19,500)            2.64      (8,750)            2.50
          Forfeited                        (2,000)            3.88      (6,000)            3.79     (20,500)            4.29
          Canceled/lapsed                  (6,750)            3.87      (4,500)            2.64          --               --
                                         --------           ------     --------          ------     -------           ------
      Outstanding at end of year          558,700             3.71     579,350             3.51     499,850             3.33
                                         ========           ======     ========         =======     ========         =======
      Exercisable at end of year          365,980             3.49     312,610             3.47     222,040             3.37
      Weighted average fair value        ========           ======     =======          =======     =======          =======
          of options granted               $ 2.45                       $ 1.76                       $ 1.50


                                       18                            (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


       The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           2002          2001          2000
                                         -------       -------       -------
      Risk-free interest rates             3.5%         6.06%         6.24%
      Expected lives                     5 years       5 years       5 years
      Expected volatility                   43%           42%           44%
      Expected dividend yields               0%            0%            0%


       The following table summarizes information about stock options outstanding at June 30, 2002:

                                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                   -----------------------------------------     -----------------------
                                                      WEIGHTED
                                     NUMBER            AVERAGE      WEIGHTED       NUMBER       WEIGHTED
                                   OUTSTANDING        REMAINING      AVERAGE     EXERCISABLE     AVERAGE
                                     AT JUNE         CONTRACTUAL    EXERCISE       AT JUNE      EXERCISE
       RANGE OF EXERCISE PRICES     30, 2002            LIFE          PRICE       30, 2002        PRICE
       ------------------------    -----------       -----------    --------     -----------    --------
       $    3.00     -   3.63        315,500             1.83       $  3.07        233,600      $  3.06
            3.64     -   3.99        106,100             1.50          3.88         74,900         3.88
            4.00     -   6.38        137,100             3.22          5.05         57,480         4.70
                                     -------             ----          ----        -------         ----

       $    3.00     -   6.38        558,700             2.11       $  3.71        365,980      $  3.49
                                     =======             ====          ====        =======         ====

       In September 2000, the stockholders approved a 10 year extension of the already existing 1990 nonemployee stock option plan (the 2000 Plan) to encourage nonemployee directors and consultants of the Company to invest in the Company's stock. The 2000 Plan provides for the granting of nonqualified stock options, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 2000 Plan provides that the option price will not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable at 20% per year and expire five years after the date of grant. The Company has adopted SFAS No. 123 to account for stock-based compensation awards granted to nonemployee consultants, under which a compensation cost is recognized for the fair value of the options granted as of the date of grant. Under this plan there were no options granted as of June 31, 2000. As of June 30, 2001 and 2002, 40,000 options were granted to directors with a weighted average exercise price of $4.13 and there were no options exercised, cancelled, or forfeited. No compensation expense was recorded for stock options granted to directors.

(9)    STOCK PURCHASE

       On May 28, 1998, the Company entered into a stock purchase agreement with its former president, which called for the purchase by the Company of all the shares of the Company's common stock held by the former president (889,576 shares) at a price of $5 per share, in connection with the former president's retirement. The agreement also contained consulting and noncompete agreements, each with a period of ten years. Upon closing, $2,500,000 of the purchase price was paid to the former president with the proceeds of the term loan described in note 7(b). The remaining purchase price is to be paid over a 4 year period according to the terms of a note issued to the former president. The common stock purchased is included in treasury stock as of June 30, 2001 and 2002.


                                       19                            (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


(10)   401(k) PLAN

       The Company maintains a 401(k) plan covering all employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $70,000, $63,000, and $55,000 for each of the three fiscal years ended June 30, 2002, respectively.

(11)   COMMITMENTS AND CONTINGENCIES

       (a)    LEASES

              The Company is committed under various operating leases which do not extend beyond fiscal 2005. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows (in thousands):

                  Fiscal year ending June 30:
                      2003                                     $250,819
                      2004                                       96,030
                      2005                                       47,650
                      2006                                        2,800

              Rent expense totaled approximately $591,000, $704,000 and $859,000 for the three fiscal years ended June 30, 2002, 2001, and 2000, respectively.

       (b)    LAND LEASE

              On April 26, 1993, one of the Company's foreign subsidiaries entered into a 99 year lease for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $272,000, on which the Company's principal production facility is located.

       (c)    LETTERS OF CREDIT

              At June 30, 2002, the Company was committed for approximately $500,000 under open commercial letters of credit and steamship guarantees.

       (d)    LITIGATION

              In August 2001, the Company became a defendant in a product related lawsuit, in which the plaintiff seeks damages of approximately seventeen million ($17,000,000). This action is being defended by the Company's insurance company on behalf of the Company. Management believes that the action is without merit and plans to have this action vigorously defended.

              In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

              Subsequent to June 30, 2002, the Company settled litigation, which the Company had commenced as a plaintiff and realized a gain of approximately $210,000, which will be recorded in the Company's first quarter of fiscal 2003.


                                      20                             (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


(12)   SEGMENT DATA

       The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe, and South America. Identifiable assets (excluding intercompany receivables and payables) related to the Company's foreign subsidiaries were approximately $19,797,000 and $25,395,000 at June 30, 2002 and 2001, respectively.

       The Company observes the provisions of SFAS No. 131. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two geographic segments: (i) United States and (ii) Foreign. The following represents selected consolidated financial information for the Company's segments for the fiscal years ended June 30, 2002, 2001, and 2000:

                                                 2002       2001       2000
                                               --------   --------   --------
                                                     (In thousands)
      Sales to unaffiliated customers:
          United States                        $ 55,836     54,771     53,946
          Foreign                                    --         --         --
                                               --------   --------   --------
                                               $ 55,836     54,771     53,946
                                               ========   ========   ========
      Identifiable assets:
          United States                        $ 40,071     38,282     32,584
          Foreign (1)                            19,797     25,395     22,945

      Export sales:
          Unites States (2)                       9,184      9,952     10,143

(1) Foreign identifiable assets consist primarily of inventories and fixed assets, which are located at the Company's principal manufacturing facility in the Dominican Republic.


                                       21                            (Continued)

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


(2) Export sales from the United States in fiscal year 2002 included sales of approximately $6,122,000, $680,000, $1,394,000, and $988,000 to Europe,
       North America, South America, and other areas, respectively. Export sales from the United States in fiscal year 2001 included sales of approximately $6,727,000, $603,000, $1,524,000, and $1,098,000 to Europe,
       North America, South America, and other areas, respectively. Export sales from the United States in fiscal year 2000 included sales of approximately $6,675,000, $741,000, $1,118,000, and $1,609,000 to Europe,
       North America, South America, and other areas, respectively.


                                       22

                                                                      SCHEDULE I


                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Financial Information on Parent Company
                            Condensed Balance Sheets
                             June 30, 2002 and 2001
                                 (In thousands)


                                                          2002          2001
                                                      -----------   -----------
                             ASSETS
Cash                                                  $       988   $       124
Accounts receivable, net                                   12,294        10,682
Inventories                                                 4,644         6,032
Prepaid expenses and other current assets                     981           357
                                                      -----------   -----------
                 Total current assets                      18,907        17,195
Investment in subsidiaries, on equity basis                34,601        30,482
Property, plant, and equipment, net                         4,397         4,641
Deferred income taxes                                         493           785
Other assets                                                  124           309
                                                      -----------   -----------
                                                      $    58,522   $    53,412
                                                      ===========   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                   $     3,662   $     4,865
Due to (from) subsidiaries                                  7,554          (554)
Long-term debt                                             13,013        15,866
Deferred income taxes                                          --           292
                                                      -----------   -----------
                 Total liabilities                         24,229        20,469
Stockholders' equity                                       34,293        32,943
                                                      -----------   -----------
                                                      $    58,522   $    53,412
                                                      ===========   ===========


See accompanying independent auditors' report.


                                       23

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Financial Information on Parent Company
                         Condensed Statements of Income
                    Years ended June 30, 2002, 2001, and 2000
                                 (In thousands)


                                                           2002           2001           2000
                                                         --------       --------       --------
Net sales                                                $ 29,134       $ 28,592       $ 33,611
Cost of sales                                              21,443         18,201         24,020
                                                         --------       --------       --------
                 Gross profit                               7,691         10,391          9,591
Selling, general, and administrative expenses               9,605          9,265          7,318
                                                         --------       --------       --------
                 Operating income (loss)                   (1,914)         1,126          2,273
Equity in earnings of subsidiaries                          4,119            113            874
Other expense, net                                           (864)        (1,014)        (1,400)
                                                         ---------      --------       --------
                 Income before (benefit) for income
                    taxes                                   1,341            225          1,747
(Benefit) for income taxes                                     --            (25)          (263)
                                                         --------       --------       --------
                 Net income                              $  1,341       $    250       $  2,010
                                                         ========       ========       ========


See accompanying independent auditors' report


                                       24

                                                                     SCHEDULE II

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                    Years ended June 30, 2002, 2001, and 2000
                                 (In thousands)

                    COLUMN A                     COLUMN B       COLUMN C        COLUMN D       COLUMN E
-------------------------------------------    ------------    ----------    --------------   ----------
                                                BALANCE AT     CHARGED TO                     BALANCE AT
                                               BEGINNING OF     COSTS AND                       END OF
                   DESCRIPTION                    PERIOD        EXPENSES     DEDUCTIONS (1)     PERIOD
-------------------------------------------    ------------    ----------    --------------   ----------
For the year ended June 30, 2000:
     Allowance for doubtful accounts
        (deducted from accounts receivable)       $  887        $  110           $  375        $  622
For the year ended June 30, 2001:
     Allowance for doubtful accounts
        (deducted from accounts receivable)       $  622        $   78           $  --         $  700
For the year ended June 30, 2002:
     Allowance for doubtful accounts
        (deducted from accounts receivable)       $  700        $   45           $  352        $  393

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

See accompanying independent auditors' report.


                                       25

                                Index to Exhibits

Ex-12               Computation of ratios                               E-1

Ex-21               Subsidiaries of the Registrant                      E-2

Ex-23.1             Consent of Independent Auditors                     E-3

Ex-23.2             Notice regarding consent of Arthur Andersen LLP     E-4

Ex 24.1             Power of Attorney                                   E-5