Form 10-Q
period 2002-09-30
NAPCO SECURITY SYSTEMS INC
filed 2002-11-14
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----        AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
            SEPTEMBER 30, 2002

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----        AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
            FROM _______________ TO _______________ .

Commission File Number:         0-10004
                        ----------------------

                          NAPCO SECURITY SYSTEMS, INC.
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      11-2277818
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

     333 Bayview Avenue
     Amityville, New York                                  11701
-------------------------------             ------------------------------------
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

                  Yes      X                       No
                        ------                       ------

       Number of shares outstanding of each of the issuer's classes of common stock, as of:
                                                         SEPTEMBER 30, 2002

COMMON STOCK, $.01 PAR VALUE PER SHARE                        3,437,596

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                               SEPTEMBER 30, 2002

                                                                              Page
                                                                              ----
PART I:  FINANCIAL INFORMATION (unaudited)

         Condensed Consolidated Balance Sheets,
         September 30, 2002 and June 30, 2002                                  3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended September 30, 2002 and 2001                              4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended September 30, 2002 and 2001                              5

         Notes to Condensed Consolidated Financial Statements                  6

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9

PART II: OTHER INFORMATION                                                    14

SIGNATURE PAGE                                                                15

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002      16

INDEX TO EXHIBITS                                                             19

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                          September 30,              June 30,
                                         ASSETS                                               2002                     2002
                                         ------                                               ----                     ----
                                                                                           (in thousands, except share data)
Current Assets:
       Cash                                                                                   $ 2,565                   $ 1,500
       Accounts receivable, less reserve for doubtful accounts:
            September 30, 2002       $    417
            June 30, 2002            $    393                                                  14,278                    18,313
       Inventories (Note 2)                                                                    19,736                    17,931
       Prepaid expenses and other current assets                                                1,228                     1,213
                                                                                   -------------------       -------------------
            Total current assets                                                               37,807                    38,957
Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
            September 30, 2002       $ 17,004
            June 30, 2002            $ 16,696                                                   9,922                     9,964
Goodwill, net                                                                                   9,686                     9,686
Deferred Income Taxes                                                                           1,032                     1,032
Other Assets                                                                                      217                       229
                                                                                   -------------------       -------------------
                                                                                             $ 58,664                  $ 59,868
                                                                                   ===================       ===================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
       Current portion of long-term debt                                                      $ 2,025                   $ 2,664
       Accounts payable                                                                         2,889                     2,994
       Accrued and other current liabilities                                                    2,213                     2,693
       Accrued income taxes                                                                       101                        96
                                                                                   -------------------       -------------------
            Total current liabilities                                                           7,228                     8,447
Long-Term Debt                                                                                 16,675                    16,588
Deferred Income Taxes                                                                             539                       539
                                                                                   -------------------       -------------------
            Total liabilities                                                                  24,442                    25,574
                                                                                   -------------------       -------------------
Stockholders' Equity:
       Common stock, par value $.01 per share; 21,000,000 shares authorized,
            6,058,652 and 6,004,252 shares issued, respectively;
            3,437,596 and 3,383,196 shares outstanding respectively                                61                        60
       Additional paid-in capital                                                               1,296                     1,082
       Retained earnings                                                                       38,282                    38,569
       Less: Treasury stock, at cost (2,621,056 shares)                                        (5,417)                   (5,417)
                                                                                   -------------------       -------------------
            Total stockholders' equity                                                         34,222                    34,294
                                                                                   -------------------       -------------------
                                                                                             $ 58,664                  $ 59,868
                                                                                   ===================       ===================


      See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                        Three Months Ended
                                                                                            September 30,
                                                                            ---------------------------------------------
                                                                                   2002                      2001
                                                                            -------------------       -------------------
                                                                           (in thousands, except share and per share data)
Net Sales                                                                             $ 11,725                  $ 10,083
Cost of Sales                                                                            8,677                     7,327
                                                                            -------------------       -------------------
            Gross profit                                                                 3,048                     2,756
Selling, General and Administrative Expenses                                             3,281                     2,943
                                                                            -------------------       -------------------
            Operating loss                                                                (233)                     (187)
                                                                            -------------------       -------------------
Interest Expense, net                                                                      249                       397
Other (Income)  Expense, net                                                              (200)                       12
                                                                            -------------------       -------------------
                                                                                            49                       409
                                                                            -------------------       -------------------
            Loss before provision for income taxes                                        (282)                     (596)
Provision for Income Taxes                                                                   5                         -
                                                                            -------------------       -------------------

            Net loss                                                                    $ (287)                   $ (596)
                                                                            ===================       ===================
Net loss per share (Note 4):  Basic                                                    $ (0.08)                  $ (0.17)
                                                                            ===================       ===================
                              Diluted                                                  $ (0.08)                  $ (0.17)
                                                                            ===================       ===================
Weighted average number of shares outstanding (Note 4):   Basic                      3,393,796                 3,408,349
                                                                            ===================       ===================
                                                          Diluted                    3,393,796                 3,408,349
                                                                            ===================       ===================

      See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                            Three Months Ended
                                                                               September 30,
                                                                ---------------------------------------------
                                                                       2002                      2001
                                                                -------------------       -------------------
                                                                               (in thousands)
Net Cash Provided by Operating Activities                                  $ 1,626                   $ 1,051
                                                                -------------------       -------------------
Cash Flows from Investing Activities:
       Net purchases of property, plant and equipment                         (266)                     (216)
                                                                -------------------       -------------------
            Net cash used in investing activities                             (266)                     (216)
                                                                -------------------       -------------------
Cash Flows from Financing Activities:
       Proceeds from long-term debt                                            500                       200
       Proceeds from exercise of employee stock options                        215                         -
       Principal payments on long-term debt                                 (1,010)                     (950)
       Payments for purchase of treasury stock                                   -                      (243)
                                                                -------------------       -------------------
            Net cash used in financing activities                             (295)                     (993)
                                                                -------------------       -------------------
Net Increase (Decrease) in Cash                                              1,065                      (158)
Beginning of Period                                                          1,500                     1,037
                                                                -------------------       -------------------
Cash, End of Period                                                        $ 2,565                    $  879
                                                                ===================       ===================
Cash Paid During the Period for:

       Interest                                                            $   246                    $  416
                                                                ===================       ===================
       Income taxes                                                        $    --                         4
                                                                ===================       ===================

      See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)         Summary of Significant Accounting Policies and Other Disclosures

            The accompanying Consolidated Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

            The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and relate notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

2.)         Inventories

            Inventories consist of:                                           September 30,               June 30,
                                                                                  2002                      2002
                                                                           -------------------       -------------------
                                                                                           (in thousands)
                     Component parts                                                 $ 10,512                   $ 9,551
                     Work-in-process                                                    3,641                     3,308
                     Finished products                                                  5,583                     5,072
                                                                           -------------------       -------------------
                                                                                     $ 19,736                  $ 17,931
                                                                           ===================       ===================

3.)         Property, Plant and Equipment

            Property, Plant and Equipment consists of:                       September 30,                June 30,
                                                                                  2002                      2002
                                                                           -------------------       -------------------
                                                                                          (in thousands)
                     Land                                                             $   904                   $   904
                     Building                                                           8,911                     8,911
                     Molds and dies                                                     4,237                     4,197
                     Furniture and fixtures                                             1,154                     1,141
                     Machinery and equipment                                           11,529                    11,316
                     Building improvements                                                191                       191
                                                                           -------------------       -------------------
                                                                                       26,926                    26,660
                     Less: Accumulated depreciation and amortization                   17,004                    16,696
                                                                           -------------------       -------------------
                                                                                      $ 9,922                   $ 9,964
                                                                           ===================       ===================

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.)         Net Income Per Common Share

            The Company follows the provisions of Statement of Financial Accounting standards ("SFAS") No. 128, "Earnings Per Share". In accordance with SFAS No. 128, net income per common share amounts ("Basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share amounts, assuming dilution ("Diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

            A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for net income is as follows:

                                                   Three Months Ended September 30, 2002
                                                   (in thousands, except per share data)
                                                   -------------------------------------
                                                 Net Income        Shares          Per Share
                                                (numerator)     (denominator)       Amounts
                                                -----------     -------------       -------
         Net loss                                 $(287)               --               --
                                                  -----             -----            -----
         BASIC EPS
         Net loss attributable to
            common stock                          $(287)            3,394            ($0.08)
         EFFECT OF DILUTIVE SECURITIES
          Options                                    --                --               --
                                                  -----             -----            -----
         DILUTED EPS
         Net loss attributable to
            common stock and assumed
            option exercises                      $(287)            3,394            ($0.08)
                                                  =====             =====            =====


            Options to purchase 360,380 shares of common stock in the three months ended September 30, 2002 were not included in the computation of Diluted EPS because the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.)         Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 but retains fundamental provisions of SFAS No. 121 for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 effective July 1, 2002 was not material.

In July 2002, the FASB Issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus will become effective for the Company on January 1, 2003. The Company will continue to apply the provisions of EITF Issue 94-3 to any exit activities that have been initiated under an exit plan that met the criteria of EITF Issue 94-3 before the adoption of SFAS No. 146. The adoption of SFAS No. 146 is not currently expected to have a material effect on the financial position, results of operations or cash flows of the Company upon adoption.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The SOP applies to to any entity that lends to or finances the activities of others, and specifies accounting and disclosure requirements for entities that extend trade credit to customers and also provides specific guidance for other types of transactions specific to certain financial institutions. The SOP is effective for the Company beginning July 1, 2003 and the Company does not believe the recognition and measurement provisions within this SOP will result in a change in practice for its trade receivables or any other activities of the Company. The SOP also provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions, which the Company intends to include in its disclosures upon adoption.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the three months ended September 30, 2002 increased by 16.3% to $11,725,000 as compared to $10,083,000 for the same period a year ago. The increase in net sales for the three months was primarily due to increases in sales to several of the Company's larger, domestic alarm customers as well as one of the Company's major customers streamlining its on-hand inventory during the first half of fiscal 2002.

The Company's gross profit for the three months ended September 30, 2002 increased by $292,000 to $3,048,000 or 26.0% of sales as compared to $2,756,000 or 27.3% of sales for the same period a year ago. This increase is due primarily to the increase in sales as discussed above as partially offset by a shift in product mix to lower margin products.

Selling, general and administrative expenses for the three months ended September 30, 2002 increased by $338,000 to $3,281,000 as compared to $2,943,000 a year ago. This increase is due primarily to increases in the Company's sales force, investor relations expenses and increases in the Company's property and liability insurance rates.

Interest and other expense for the three months ended September 30, 2002 decreased by $360,000 to $49,000 from $409,000 for the same period a year ago. The decrease for the three months resulted from a decrease in interest expense during the three months ended September 30, 2002 resulting from the continued reduction of the Company's outstanding debt as well as a slight decline in the interest rates available to the Company. In addition, during the quarter ended September 30, 2002, the Company settled litigation which it had initiated as the plaintiff and realized a gain of approximately $210,000. This gain was recorded as Other Income during the quarter ended September 30, 2002.

The Company had a provision for income taxes for the three months ended September 30, 2002 of $5,000 relating to the Company's UK subsidiary as compared to no provision in the same period a year ago.

Net income improved by $309,000 to a net loss of $(287,000) or $(0.08) per share for the three months ended September 30, 2002 as compared to a net loss of $(596,000) or $(0.17) per share for the same period a year ago. This improvement was primarily due to the items discussed above.

Liquidity and Capital Resources

During the three months ended September 30, 2002 the Company utilized a portion of its cash generated from operations to reduce certain of its outstanding borrowings, purchase property and equipment and invest in additional inventory as discussed below. During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the fourth quarter of fiscal 2003.

Accounts Receivable at September 30, 2002 decreased $4,035,000 to $14,278,000 as compared to $18,313,000 at June 30, 2002. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2002 as compared to the quarter ended September 30, 2002.

Inventory at September 30, 2002 increased by $1,805,000 to $19,736,000 as compared to $17,931,000 at June 30, 2002. This increase was primarily the result of the Company's level-loading its production facility in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters.

In May of 1998 the Company repurchased 889,576 shares of Napco common stock for $5.00 per share from one of its co-founders. $2.5 million was paid at closing and the balance of the purchase price was paid over a four (4) year period pursuant to an interest-bearing note. The portion of the purchase price paid at closing was financed by the Company's primary bank and is being repaid over a five (5) year period.

In November 2000 the Company adopted a stock repurchase program. Under this program, the Company is authorized to repurchase from time to time, 205,000 shares of its common stock. As of September 30, 2002 the Company had repurchased 202,605 shares under this program for a total cash amount of $968,000.

Other than the $8,250,000 loan described above, the Company's bank debt consisted of a $16,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit. The revolving credit agreement, previously expiring in January 2002, has been renewed with an $18,000,000 line of credit, at the same terms and conditions and with an expiration date of July 2004. Any outstanding borrowings are to be repaid on or before such time. The Company was not in compliance with certain covenants as of September 30, 2002 but has received amendments of these covenants through June 30, 2004. The Company was in compliance with all debt covenants as amended on November 12, 2002.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

As of September 30, 2002 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 but retains fundamental provisions of SFAS No. 121 for (a) recognition/measurement of impairment of long- lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 effective July 1, 2002 was not material.

In July 2002, the FASB Issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus will become effective for the Company on January 1, 2003. The Company will continue to apply the provisions of EITF Issue 94-3 to any exit activities that have been initiated under an exit plan that met the criteria of EITF Issue 94-3 before the adoption of SFAS No. 146. The adoption of SFAS No. 146 is not currently expected to have a material effect on the financial position, results of operations or cash flows of the Company upon adoption.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The SOP applies to any entity that lends to or finances the activities of others, and specifies accounting and disclosure requirements for entities that extend trade credit to customers and also provides specific guidance for other types of transactions specific to certain financial institutions. The SOP is effective for the Company beginning July 1, 2003 and the Company does not believe the recognition and measurement provisions within this SOP will result in a change in practice for its trade receivables or any other activities of the Company. The SOP also provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions, which the Company intends to include in its disclosures upon adoption.

Forward-looking Statements

This quarterly report, other than historical financial information, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Item 1 of the Company's annual report on Form 10-K for the year ended June 30, 2002. These include risks and uncertainties relating to competition and technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.

Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At September 30, 2002 an aggregate amount of approximately $13,500,000 was outstanding under this credit facility with an interest rate of approximately 4%. If principal amounts outstanding under this facility remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $135,000 in interest that year. In October 2000, the Company entered into an interest rate swap to maintain the value-at-risk inherent in its interest rate exposures. This instrument expired on October 30, 2002. This transaction meets the requirements for cash flow hedge accounting. Accordingly, any gain or loss associated with the difference between interest rates is included as a component of interest expense. The fair value of this instrument is not material. The Company does not hold or enter into derivative financial instruments for trading or speculative purposes.

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

Critical Accounting Policies

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

Revenue Recognition

Generally, revenues from merchandise sales are recorded at the time the product is shipped to our customer. We report our sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. This accrual is calculated based on a history of gross sales and actual returns by region and product category. In addition, as necessary, specific accruals may be established for known or anticipated events.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

We have two major customers that accounted for approximately $2,662,000, or 23%, of our consolidated net sales for the three months ended September 30, 2002 and $7,841,000, or 53%, of our accounts receivable as of September 30, 2002. The largest of these two customers accounted for $1,784,000, or 15% of sales and $3,914,000, or 27% of accounts receivable. These customers sell primarily within north America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $417,000 and $393,000 as of September 30, 2002 and June 30, 2002, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

We also record an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage based on age, historical trends and requirements to support forecasted sales. In addition, and as necessary, we may establish specific reserves for known or anticipated events.

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

As of September 30, 2002, we have net long-term deferred tax assets of $493,000. These net deferred tax assets assume sufficient future taxable earnings for their realization, as well as the continued application of current tax rates in the respective jurisdictions. Included in net deferred tax assets is a valuation allowance of $3,748,000 for deferred tax assets, which relates to tax loss carryforwards not utilized to date, where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. Based on our assessments, no additional valuation is required. If we determine that a deferred tax asset will not be realizable or that a previously reserved deferred tax asset will become realizable, an adjustment to the deferred tax asset will result in a reduction of, or an increase to, earnings at that time.

Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(e) promulgated under the Securities Exchange Act of 1934) are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer nor were any corrective actions required with regard to significant accounting deficiencies or material weaknesses.

Forward Looking Information

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

      i increased competitive activity from companies in the industry, some of which have greater resources than we do;

      ii our ability to develop, produce and market new products on which future operating results may depend;

      iii consolidations, restructurings, bankruptcies and reorganizations in the industry causing a decrease

      iv shifts in the preferences of installers as to where and how they order the types of products we sell;

      v social, political and economic risks to our foreign or domestic manufacturing, distribution and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;

      vi changes in the laws, regulations and policies, including changes in accounting standards, tax and trade rules, and legal or regulatory proceedings, that affect, or will affect, our business;

      vii foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the assets, the operating and manufacturing costs outside of the United States;

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

      viii changes in global or local economic conditions that could affect consumer purchasing, the financial strength of our customers, the cost and availability of capital, which we may need for new equipment, facilities or acquisitions, and the assumptions underlying our critical accounting estimates;

      ix shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at our Amityville or Dominican Republic facilities;

      x     changes in product mix to products which are less profitable;

      xi our ability to capitalize on opportunities for improved efficiency, such as globalization, and to integrate acquired businesses and realize value therefrom; and

      xii consequences attributable to the events that took place in New York City and Washington, D.C. on September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation.

We assume no responsibility to update forward-looking statements made herein or otherwise.

                           PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

            In August 2001, the Company became a defendant in a product-related lawsuit, in which the plaintiff seeks damages of approximately seventeen million dollars ($17,000,000). This action is being defended by the Company's insurance company on behalf of the Company. Management believes that the action is without merit and plans to have this action vigorously defended.

            During the quarter ended September 30, 2002, the Company settled litigation which it had initiated as the plaintiff and realized a gain of approximately $210,000. This gain was recorded as Other Income during the quarter ended September 30, 2002.

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

November 13, 2002
                                                    NAPCO SECURITY SYSTEMS, INC.
                                                           (Registrant)


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

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, RICHARD SOLOWAY, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Napco Security Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02

       /s/ Richard Soloway
       ----------------------------------------------
       Chairman of the Board, President and Secretary

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, KEVIN S. BUCHEL, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Napco Security Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02

       /s/ Kevin S. Buchel
       ----------------------------------------------
       Senior Vice President of Operations and Finance

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Report of Napco Security Systems, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 filed herewith (the "Report"), I, RICHARD SOLOWAY, Chief Executive Officer of the Company, certify, that to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Dated: as of November 13, 2002

/s/ RICHARD SOLOWAY
-----------------------------------------------------
Richard Soloway, Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Report of Napco Security Systems, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 filed herewith (the "Report"), I, KEVIN S. BUCHEL, Chief Financial Officer of the Company, certify, that to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Dated: as of November 13, 2002

/s/ KEVIN S. BUCHEL
-----------------------------------------------------
Kevin S. Buchel, Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibits

            none