Form 10-Q
period 2002-12-31
NAPCO SECURITY SYSTEMS INC
filed 2003-02-14
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2002

| | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________.

Commission File number: 0-10004

                           NAPCO SECURITY SYSTEMS, INC
             (Exact name of Registrant as specified in its charter)

           Delaware                                          11-2277818
(State or other jurisdiction of                     (IRS Employer Identification
incorporation of organization)                                 Number)

     333 Bayview Avenue
     Amityville, New York                                      11701
         (Address)                                           (Zip Code)

                                 (631) 842-9400
               (Registrant's telephone number including area code)

                                      None
             (Former name, former address and former fiscal year if
                            changed from last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes |X|           No | |

Number of shares outstanding of each of the issuer's classes of common stock, as of: DECEMBER 31, 2002

                COMMON STOCK, $.01 PAR VALUE PER SHARE 3,425,696

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                                      INDEX
                                DECEMBER 31, 2002

                                                                               Page
                                                                               ----
PART I:  FINANCIAL INFORMATION (unaudited)

         Condensed Consolidated Balance Sheets, December 31, 2002 and
         June 30, 2002                                                           3

         Condensed Consolidated Statements of Operations for the Three
         Months ended December 31, 2002 and 2001                                 4

         Condensed Consolidated Statements of Operations for the Six
         Months ended December 31, 2002 and 2001                                 5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months ended December 31, 2002 and 2001                                 6

         Notes to Condensed Consolidated Financial Statements                    7

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  10

PART II: OTHER INFORMATION                                                      16

SIGNATURE PAGE                                                                  17

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002                                                      18

INDEX TO EXHIBITS                                                               21

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                December 31,       June 30,
                                    ASSETS                                          2002             2002
                                                                                ------------       --------
                                                                              (in thousands, except share data)
Current Assets:
       Cash                                                                       $  1,863         $  1,500
       Accounts receivable, less reserve for doubtful accounts:
                December 31, 2002       $436
                June 30, 2002           $393                                        13,712           18,313
       Inventories, net (Note 2)                                                    19,139           17,931
       Prepaid expenses and other current assets                                     1,008            1,213
                                                                                  --------         --------

                Total current assets                                                35,722           38,957

       Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
                December 31, 2002       $17,319
                June 30, 2002           $16,696                                      9,797            9,964
       Goodwill                                                                      9,686            9,686
       Deferred income taxes                                                         1,032            1,032
       Other assets                                                                    205              229
                                                                                  --------         --------

                                                                                  $ 56,442         $ 59,868
                                                                                  ========         ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt                                          $  1,900         $  2,664
       Accounts payable                                                              2,499            2,994
       Accrued and other current liabilities                                         2,149            2,693
       Accrued income taxes                                                            129               96
                                                                                  --------         --------

                Total current liabilities                                            6,677            8,447
Long-term debt                                                                      14,763           16,588
Deferred income taxes                                                                  539              539
                                                                                  --------         --------

                Total liabilities                                                   21,979           25,574
                                                                                  --------         --------

Shareholders' Equity:
       Common stock, par value $.01 per share; 21,000,000 shares
          authorized, 6,058,652 and 6,004,252 shares issued, respectively;
          3,425,696 and 3,383,196 shares outstanding, respectively                      61               60
       Additional paid-in capital                                                    1,318            1,082
       Retained earnings                                                            38,501           38,569
       Less: Treasury stock, at cost (2,621,056 shares)                             (5,417)          (5,417)
                                                                                  --------         --------

                Total stockholders' equity                                          34,463           34,294
                                                                                  --------         --------

                                                                                  $ 56,442         $ 59,868
                                                                                  ========         ========

See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                                 Three Months Ended
                                                                                                 December 31, 2002
                                                                                            ----------------------------

                                                                                               2002              2001
                                                                                            ----------        ----------
                                                                                  (in thousands, except share and per share data)
Net Sales                                                                                   $   13,859        $   13,308
Cost of Sales                                                                                   10,290             9,987
                                                                                            ----------        ----------

         Gross profit                                                                            3,569             3,321
Selling, General and Administrative Expenses                                                     3,145             2,772
                                                                                            ----------        ----------

         Operating income                                                                          424               549
                                                                                            ----------        ----------

Interest Expense, net                                                                              187               412
Other Expense, net                                                                                  13                13
                                                                                            ----------        ----------

                                                                                                   200               425
                                                                                            ----------        ----------

         Income before provision for income taxes                                                  224               124
Provision for income taxes                                                                           5                --
                                                                                            ----------        ----------

         Net income                                                                         $      219        $      124
                                                                                            ==========        ==========

Net income per share (Note 4):                             Basic                            $     0.06        $     0.04
                                                                                            ==========        ==========

                                                           Diluted                          $     0.06        $     0.04
                                                                                            ==========        ==========

Weighted average number of shares outstanding (Note 4):    Basic                             3,423,346         3,328,046
                                                                                            ==========        ==========

                                                           Diluted                           3,654,569         3,466,025
                                                                                            ==========        ==========

See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                                  Six Months Ended
                                                                                                 December 31, 2002
                                                                                            ----------------------------

                                                                                               2002              2001
                                                                                            ----------        ----------
                                                                                  (in thousands, except share and per share data)
Net Sales                                                                                   $    25,584       $    23,391
Cost of Sales                                                                                    18,967            17,314
                                                                                            -----------       -----------

         Gross profit                                                                             6,617             6,077
Selling, General and Administrative Expenses                                                      6,426             5,715
                                                                                            -----------       -----------

         Operating income                                                                           191               362
                                                                                            -----------       -----------

Interest Expense, net                                                                               436               809
Other (Income) Expense, net                                                                        (187)               25
                                                                                            -----------       -----------

                                                                                                    249               834
                                                                                            -----------       -----------

         Loss before provision for income taxes                                                     (58)             (472)
Provision for income taxes                                                                           10                --
                                                                                            -----------       -----------

         Net loss                                                                           $       (68)      $      (472)
                                                                                            ===========       ===========

Net loss per share (Note 4):                               Basic                            $     (0.02)      $     (0.14)
                                                                                            ===========       ===========

                                                           Diluted                          $     (0.02)      $     (0.14)
                                                                                            ===========       ===========

Weighted average number of shares outstanding (Note 4):    Basic                              3,404,429         3,384,998
                                                                                            ===========       ===========

                                                           Diluted                            3,404,429         3,384,998
                                                                                            ===========       ===========

See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                     Six Months Ended
                                                                    December 31, 2002
                                                                 -----------------------

                                                                  2002             2001
                                                                 -------         -------
                                                                      (in thousands)
Net Cash Provided by Operating Activities                        $ 3,132         $ 3,667
                                                                 -------         -------

Cash Flows from Investing Activities:
         Net purchases of property, plant and equipment             (456)           (362)
                                                                 -------         -------

                  Net cash used in investing activities             (456)           (362)
                                                                 -------         -------

Cash Flows from Financing Activities:
         Proceeds from long-term debt                                500             200
         Proceeds from exercise of employee stock options            237              73
         Principal payments on long-term debt                     (3,050)         (1,628)
         Payments for purchase of treasury sock                       --            (243)
                                                                 -------         -------

                  Net cash used in financing activities           (2,313)         (1,598)
                                                                 -------         -------

Net Increase in Cash                                                 363           1,707

Cash, Beginning of Period                                          1,500           1,037
                                                                 -------         -------

Cash, End of Period                                              $ 1,863         $ 2,744
                                                                 =======         =======

Cash Paid During the Period for:

         Interest                                                $   438         $   788
                                                                 =======         =======

         Income taxes                                            $    12         $     9
                                                                 =======         =======

See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)   Summary of Significant Accounting Policies and Other Disclosures

      The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

      The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company after elimination of all material inter-company balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

2.)   Inventories

      Inventories consist of:            December 31,     June 30,
                                             2002           2002
                                         ------------     --------
                                               (in thousands)
                  Component parts          $10,194        $ 9,551
                  Work-in-process            3,531          3,308
                  Finished products          5,414          5,072
                                           -------        -------

                                           $19,139        $17,931
                                           =======        =======

3.)   Property, Plant and Equipment

      Property, Plant and Equipment consists of:      December 31,     June 30,
                                                          2002           2002
                                                      ------------     --------
                                                             (in thousands)
                  Land                                  $   904        $   904
                  Building                                8,911          8,911
                  Molds and dies                          4,256          4,197
                  Furniture and fixtures                  1,184          1,141
                  Machinery and equipment                11,674         11,316
                  Building improvements                     187            191
                                                        -------        -------
                                                         27,116         26,660
                  Less: Accumulated depreciation
                         and amortization                17,319         16,696
                                                        -------        -------

                                                        $ 9,797        $ 9,964
                                                        =======        =======

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for net income is as follows:

                                                         Three months ended December 31, 2002
                                                         (in thousands, except per share data)
                                                      -------------------------------------------
                                                      Net Income         Shares         Per Share
                                                      (numerator)    (denominator)       Amounts
                                                      -----------    -------------      ---------
      Net income                                         $219               --               --
                                                         ----            -----            -----

      BASIC EPS
      Net income attributable to common stock            $219            3,423            $0.06

      EFFECT OF DILUTIVE SECURITIES
      Options                                            $ --              231               --
                                                         ----            -----            -----

      DILUTED EPS
      Net income attributable to common stock
          and assumed option exercises                   $219            3,655            $0.06
                                                         ====            =====            =====

                                                         Three months ended December 31, 2001
                                                         (in thousands, except per share data)
                                                      -------------------------------------------
                                                      Net Income         Shares         Per Share
                                                      (numerator)    (denominator)       Amounts
                                                      -----------    -------------      ---------
      Net income                                         $124               --               --
                                                         ----            -----            -----

      BASIC EPS
      Net income attributable to common stock            $124            3,328            $0.04

      EFFECT OF DILUTIVE SECURITIES
      Options                                            $ --              138               --
                                                         ----            -----            -----

      DILUTED EPS
      Net income attributable to common stock
          and assumed option exercises                   $124            3,466            $0.04
                                                         ====            =====            =====

      Options to purchase 500 shares of common stock in the three months ended December 31, 2001 were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                         Six months ended December 31, 2002
                                                        (in thousands, except per share data)
                                                    ---------------------------------------------
                                                    Net Income           Shares         Per Share
                                                    (numerator)      (denominator)       Amounts
                                                    -----------      -------------      ---------
      Net loss                                         $(68)               --                --
                                                       -----             -----            ------

      BASIC EPS
      Net loss attributable to common stock            $(68)            3,404            ($0.02)

      EFFECT OF DILUTIVE SECURITIES
      Options                                          $  --                --                --
                                                       -----             -----            ------

      DILUTED EPS
      Net loss attributable to common stock
          and assumed option exercises                 $(68)            3,404            ($0.02)
                                                       =====             =====            ======

      Options to purchase 372,660 shares of common stock in the six months ended December 31, 2002 were not included in the computation of Diluted EPS because the Company incurred a loss for the six months, therefore the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

                                                         Six months ended December 31, 2001
                                                        (in thousands, except per share data)
                                                    ---------------------------------------------
                                                    Net Income           Shares         Per Share
                                                    (numerator)      (denominator)       Amounts
                                                    -----------      -------------      ---------
      Net loss                                         $(472)               --                --
                                                       -----             -----            ------

      BASIC EPS
      Net loss attributable to common stock            $(472)            3,385            ($0.14)

      EFFECT OF DILUTIVE SECURITIES
      Options                                          $  --                --                --
                                                       -----             -----            ------

      DILUTED EPS
      Net loss attributable to common stock
          and assumed option exercises                 $(472)            3,385            ($0.14)
                                                       =====             =====            ======

      Options to purchase 377,880 shares of common stock in the six months ended December 31, 2001 were not included in the computation of Diluted EPS because the Company incurred a loss for the six months, therefore the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the three months ended December 31, 2002 increased by 4.1% to $13,859,000 as compared to $13,308,000 for the same period a year ago. Sales for the six months ended December 31, 2002 increased by 9.4% to $25,584,000 as compared to $23,391,000 for the same period a year ago. The increases in net sales for the three and six months were primarily due to increases in sales volume to several of the Company's larger, domestic alarm customers as well as one of the Company's major customers that had streamlined its on-hand inventory during the first half of fiscal 2002.

The Company's gross profit for the three months ended December 31, 2002 increased by $248,000 to $3,569,000 or 25.8% of sales as compared to $3,321,000 or 25.0% of sales for the same period a year ago. The Company's gross profit for the six months ended December 31, 2002 increased by $540,000 to $6,617,000 or 25.9% of sales as compared to $6,077,000 or 26.0% of sales for the same period a year ago. These increases in dollars are due primarily to the increase in sales as discussed above. In addition, gross profit, both in dollars and as a percentage of net sales, was impacted by a shift in product mix to lower margin products.

Selling, general and administrative expenses for the three months ended December 31, 2002 increased by $373,000 to $345,000, or 22.7% of sales, as compared to $2,772,000, or 20.8% of sales a year ago. Selling, general and administrative expenses for the six months ended December 31, 2002 increased by $711,000 to $6,426,000, or 25.1% of sales, as compared to $5,715,000, or 24.4% of sales, a year ago. These increases for the three and six months are due primarily to additions to the Company's sales force and investor relations expenses as well as increases in the Company's property and liability insurance rates.

Interest and other expense for the three months ended December 31, 2002 decreased by $225,000 to $200,000 from $425,000 for the same period a year ago. Interest and other expense for the six months ended December 31, 2002 decreased by $585,000 to $249,000 from $834,000 for the same period a year ago. These decreases for the three and six months resulted from a decrease in interest expense during the six months ended December 31, 2002 resulting from the continued reduction of the Company's outstanding debt as well as a decline in the interest rates available to the Company. In addition, during the quarter ended September 30, 2002, the Company settled litigation which it had initiated as the plaintiff and realized a gain of approximately $210,000. This gain was recorded as Other Income during the quarter ended September 30, 2002.

The Company had a provision for income taxes for the three months ended December 31, 2002 of $5,000 as compared to no provision for the same period a year ago. The Company had a provision for income taxes for the six months ended December 31, 2002 of $10,000 as compared to no provision for the same period a year ago. These provisions relate to income taxes on the Company's United Kingdom subsidiary.

Net income increased by $95,000 to $219,000 or $0.06 per share for the three months ended December 31, 2002 as compared to $124,000 or $0.04 per share for the same period a year ago. Net income improved by $404,000 to a net loss of $(68,000) or $(0.02) per share for the six months ended December 31, 2002 as compared to a net loss of $(472,000) or $(0.14) per share for the same period a year ago. These changes were primarily due to the items discussed above.

Liquidity and Capital Resources

During the six months ended December 31, 2002 the Company utilized a portion of its cash generated from operations to reduce certain of its outstanding borrowings, purchase property, plant and equipment and invest in additional inventory as discussed below. During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2004.

Accounts Receivable at December 31, 2002 decreased $4,601,000 to $13,712,000 as compared to $18,313,000 at June 30, 2002. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2002 as compared to the quarter ended December 31, 2002.

Inventory at December 31, 2002 increased by $1,208,000 to $19,139,000 as compared to $17,931,000 at June 30, 2002. This increase was primarily the result of the Company's level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

In May of 1998 the Company repurchased 889,576 shares of Napco common stock for $5.00 per share from one of its co-founders. $2.5 million was paid at closing and the balance of the purchase price was paid over a four (4) year period. The portion of the purchase price paid at closing was financed by the Company's primary bank and is being repaid over a five (5) year period.

In November 2000 the Company adopted a stock repurchase program. Under this program, the Company is authorized to repurchase from time to time, 205,000 shares of its common stock. As of December 31, 2002 the Company had repurchased 202,605 shares under this program for a total cash amount of $968,000.

In January 2003, the Company repurchased 250,000 shares of its common stock from two shareholders, unaffiliated with the Company, at $9.75 per share, a discount from its then current trading price of $10.01. The transaction was approved by the board of directors and the purchase price of $2,437,500 was financed through the Company's revolving line of credit. The Company intends to obtain a five (5) year term loan from its primary bank for approximately 50% of the purchase price, or $1,250,000, during the third quarter of fiscal 2003.

Other than the $8,250,000 loan described above, the Company's bank debt consisted of a $16,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit. The revolving credit agreement, previously expiring in January 2002, has been renewed with an $18,000,000 line of credit, at the same terms and conditions and with an expiration date of July 2004. As of December 31, 2002, the Company was in compliance with all covenants related to the agreements described above.

As of December 31, 2002 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 but retains fundamental provisions of SFAS No. 121 for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reports to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The effect of the adoption of SFAS No. 144 effective July 1, 2002 was not material.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus will become effective for the Company on January 1, 2003. The Company will continue to apply the provisions of EITF Issue 94-3 to any exit activities that have been initiated under an exit plan that met the criteria of EITF Issue No. 94-3 before the adoption of SFAS No. 146. The adoption of SFAS No. 146 did not have a material effect on the financial position, results of operations or cash flows of the Company upon adoption.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The SOP applies to any entity that lends to or finances the activities of others, and specifies accounting and disclosure requirements for entities that extend trade credit to customers and also provides specific guidance for other types of transactions specific to certain financial institutions. The SOP is effective for the Company beginning July 1, 2003 and the Company does not believe the recognition and measurement provisions within this SOP will result in a change in practice for its trade receivables or any other activities of the Company. The SOP also provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions, which the Company intends to include in its disclosures upon adoption.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-looking Statements

This quarterly report, other than historical financial information, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Item 1 of the Company's annual report on Form 10-K for the year ended June 30, 2002. These include risks and uncertainties relating to competition and technological change, intellectual property rights, capital spending international operations, and the Company's acquisition strategies.

Quantitative and Qualitative Disclosures About Market Risk

The Company's principle financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At December 31, 2002 an aggregate amount of approximately $16,600,000 was outstanding under this facility remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $166,000 in interest that year. In October 2000, the Company entered into an interest rate swap to maintain the value-at-risk inherent in its interest rate exposures. This instrument expired on October 30, 2002. This transaction met the requirements for cash flow hedge accounting. Accordingly, any gain or loss associated with the difference between interest rates was included as a component of interest expense. The fair value of this instrument was not material. The Company has not entered into any new interest rate swaps and does not hold or enter into derivative financial instruments for trading or speculative purposes.

Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company transacts certain sales in Europe in British Pounds Sterling, therefore exposing itself to a certain amount of foreign currency risk. Management believes that the amount of this exposure is immaterial.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex and, consequently, actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; goodwill and other intangible assets; and income taxes.

Revenue Recognition

Generally, revenues from merchandise sales are recorded at the time the product is shipped to our customer. We report our sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. This accrual is calculated based on a history of gross sales and actual returns by region and product category. In addition, as necessary, specific accruals for sales returns may be established for known or anticipated events.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. We have two major customers that accounted for approximately $3,052,000, or 23%, of our consolidated net sales for the three months ended December 31, 2002, $5,714,000, or 22%, of our consolidated net sales for the six months ended December 31, 2002 and $5,970,000, or 44%, of our accounts receivable as of December 31, 2002. The largest of these two customers accounted for $2,049,000, or 15%, and $3,833,000, or 15% of sales for the three and six months ended December 31, 2002, respectively, and $2,300,000, or 17%, of accounts receivable. These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $436,000 and $393,000 as of December 31, 2002 and June 30, 2002, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

We also record an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated fair market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage based on age, historical trends and requirements to support forecasted sales. In addition, and as necessary, we may establish specific inventory obsolescence reserves for known or anticipated events.

Goodwill and Other Intangible Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Goodwill is not amortized. Other intangible assets are not material.

On an annual basis, we test goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates we choose. To mitigate undue influence, we use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, we evaluated our recorded goodwill with the assistance of a third-party valuation firm.

Income taxes

We have accounted for, and currently account for, income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

As of December 31, 2002, we have net long-term deferred tax assets of $493,000. These net deferred tax assets assume sufficient future taxable earnings for their realization, as well as the continued application of current tax rates in the respective jurisdictions. Included in net deferred tax assets is a valuation allowance of $3,748,000 for deferred tax assets, which relates to tax loss carry-forwards not utilized to date, where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. Based on our assessments, no additional valuation is required. If we determine that a deferred tax asset will not be realizable or that a previously reserved deferred tax asset will become realizable, an adjustment to the deferred tax asset will result in a reduction of, or an increase to, earnings at that time.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(e) promulgated under the Securities Exchange Act of 1934) are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer nor were any corrective actions required with regard to significant accounting deficiencies or material weaknesses.

Forward-looking Information

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders. The words and phrases, "will likely result", expect", "believe", "planned", "will", "will continue", "is anticipated", "estimates", "projects" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumption within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

      i increased competitive activity from companies in the industry, some of which have greater resources than we do;

      ii our ability to develop, produce and market new products on which future operating results may depend;

      iii consolidations, restructurings, bankruptcies and reorganizations in the industry causing a decrease in the number of customers that sell our products, an increase in the ownership concentration within the industry, ownership of customers by our competitors and ownership of competitors by our customers;

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

      viii changes in global or economic conditions that could affect consumer purchasing, the financial strength of our customers, the cost and availability of capital, which we may need for new equipment, facilities or acquisitions, and the assumptions underlying our critical accounting estimates;

      ix shipment delays, depletion of inventory and increased production costs resulting from disruptions of our operations at our Amityville or Dominican Republic facilities;

      x     changes in product mix to products, which are less profitable;

      xi our ability to capitalize on opportunities for improved efficiency, such as globalization, and to integrate acquired businesses and realize value therefrom; and

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

            During the quarter ended September 30, 2002, the Company settled litigation which it had initiated as the plaintiff and realized a gain of approximately $210,000. This gain was recorded as Other Income during the quarter ended September 30, 2002

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) The annual meeting of stockholders ("the Annual Meeting") was held on December 4, 2002.

            (b) At the Annual Meeting, Andrew J. Wilder and Arnold Blumenthal were re-elected as Directors through 2005.

            (c) Also at the Annual meeting, the Company's 2002 Employee Stock Option Plan was approved.

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            (b)   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 13, 2003

                           NAPCO SECURITY SYSTEMS, INC
                                  (Registrant)


By: /s/  Richard Soloway
    ------------------------------------------------
         Richard Soloway
         Chairman of the Board of Directors, President
                  and Secretary
         (Chief Executive Officer)


By: /s/  Kevin S. Buchel
    ------------------------------------------------
         Kevin S. Buchel
         Senior Vice President of Operations and Finance
                  and Treasurer
         (Principal Financial and Accounting Officer)

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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows for the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 2/13/03


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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows for the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 2/13/03


    /s/ KEVIN S. BUCHEL
    ----------------------------------------------
    Senior Vice President of Operations and Finance

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Napco Security Systems, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 filed herewith (the "Report"), I, RICHARD SOLOWAY, Chief Executive Officer of the Company, certify, that to the best of my knowledge:

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

Dated: as of February 13, 2003


/s/ RICHARD SOLOWAY
----------------------------------------------
    Richard Soloway, Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Napco Security Systems, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 filed herewith (the "Report"), I, KEVIN S. BUCHEL, Chief Financial Officer of the Company, certify, that to the best of my knowledge:

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

Dated: as of February 13, 2003


/s/ KEVIN S. BUCHEL
----------------------------------------------
    Kevin S. Buchel, Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibits                                                                    Page
--------                                                                    ----

10.Y        2002 Employee Stock Option Plan                                  22