Form 10-Q
period 2003-03-31
NAPCO SECURITY SYSTEMS INC
filed 2003-05-15
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

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

                        Yes  X    No

Number of shares outstanding of each of the issuer's classes of common stock, as of: MARCH 31, 2003


                COMMON STOCK, $.01 PAR VALUE PER SHARE 3,198,296

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                                      INDEX
                                 MARCH 31, 2003


                                                                                         Page
                                                                                         ----
PART I:  FINANCIAL INFORMATION (unaudited)

         Condensed Consolidated Balance Sheets, March 31, 2003 and
         June 30, 2002                                                                    3

         Condensed Consolidated Statements of Operations for the Three
         Months ended March 31, 2003 and 2002                                             4

         Condensed Consolidated Statements of Operations for the Nine
         Months ended March 31, 2003 and 2002                                             5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months ended March 31, 2003 and 2002                                             6

         Notes to Condensed Consolidated Financial Statements                             7

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           11

PART II:  OTHER INFORMATION                                                              17

SIGNATURE PAGE                                                                           18

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002                                                               19

INDEX TO EXHIBITS                                                                        22

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                           March 31,        June 30,
                                    ASSETS                                                    2003            2002
                                    ------                                                 --------         --------
                                                                                       (in thousands, except share data)
Current Assets:
       Cash                                                                                $  1,764         $  1,500
       Accounts receivable, less reserve for doubtful accounts:
                March 31, 2003              $    408
                June 30, 2002               $    393                                         13,408           18,313
       Inventories, net (Note 2)                                                             19,220           17,931
       Prepaid expenses and other current assets                                                595            1,213
                                                                                           --------         --------
                Total current assets                                                         34,987           38,957

       Property, Plant and Equipment, net of accumulated depreciation and amortization (Note 3):
                March 31, 2003              $ 17,640
                June 30, 2002               $ 16,696                                          9,626            9,964
       Goodwill                                                                               9,686            9,686
       Deferred income taxes                                                                  1,032            1,032
       Other assets                                                                             217              229
                                                                                           --------         --------
                                                                                           $ 55,548         $ 59,868
                                                                                           ========         ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt                                                   $  2,025         $  2,664
       Accounts payable                                                                       2,698            2,994
       Accrued and other current liabilities                                                  2,155            2,693
       Accrued income taxes                                                                     193               96
                                                                                           --------         --------
                Total current liabilities                                                     7,071            8,447
Long-term debt                                                                               16,100           16,588
Deferred income taxes                                                                           539              539
                                                                                           --------         --------
                Total liabilities                                                            23,710           25,574
                                                                                           --------         --------

Shareholders' Equity:
       Common stock, par value $.01 per share; 21,000,000 shares authorized,
          6,069,352 and 6,004,252 shares issued, respectively;
          3,198,296 and 3,383,196 shares outstanding, respectively                               61               60
       Additional paid-in capital                                                             1,341            1,082
       Retained earnings                                                                     38,295           38,569
       Less: Treasury stock, at cost (2,871,056 and 2,621,056 shares, respectively)          (7,859)          (5,417)
                                                                                           --------         --------
                Total stockholders' equity                                                   31,838           34,294
                                                                                           --------         --------
                                                                                           $ 55,548         $ 59,868
                                                                                           ========         ========


See accompanying notes to condensed consolidated financial statement

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Three Months Ended
                                                                                    March 31,
                                                                          ---------------------------
                                                                              2003             2002
                                                                           ---------         --------
                                                                          (in thousands, except share
                                                                               and per share data)

Net Sales                                                                  $  13,406        $  13,321
Cost of Sales                                                                  9,910            9,861
                                                                           ---------        ---------
         Gross profit                                                          3,496            3,460
Selling, General and Administrative Expenses                                   3,487            2,913
                                                                           ---------        ---------
         Operating income (loss)                                                   9              547
                                                                           ---------        ---------
Interest Expense, net                                                            141              328
Other Expense, net                                                                69               12
                                                                           ---------        ---------
                                                                                 210              340
                                                                           ---------        ---------
         Income (loss) before provision for income taxes                        (201)             207
Provision for income taxes                                                         5             --
                                                                           ---------        ---------
         Net income (loss)                                                 $    (206)       $     207
                                                                           =========        =========
Net income (loss) per share (Note 4):                   Basic              $   (0.06)       $    0.06
                                                                           =========        =========
                                                        Diluted            $   (0.06)       $    0.06
                                                                           =========        =========

Weighted average number of shares outstanding (Note 4): Basic              3,303,696        3,342,796
                                                                           =========        =========
                                                        Diluted            3,303,696        3,507,289
                                                                           =========        =========


See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Nine Months Ended
                                                                                March 31,
                                                                     ----------------------------
                                                                        2003               2002
                                                                     ----------         ---------
                                                                      (in thousands, except share
                                                                            and per share data)
Net Sales                                                            $   38,990         $  36,712
Cost of Sales                                                            28,877            27,175
                                                                     ----------        ----------
         Gross profit                                                    10,113             9,537
Selling, General and Administrative Expenses                              9,913             8,628
                                                                     ----------        ----------
         Operating income                                                   200               909
                                                                     ----------        ----------
Interest Expense, net                                                       577             1,137
Other (Income) Expense, net                                                (118)               37
                                                                     ----------        ----------
                                                                            459             1,174
                                                                     ----------        ----------
         Loss before provision for income taxes                            (259)             (265)
Provision for income taxes                                                   15                --
                                                                     ----------        ----------
         Net loss                                                    $     (274)       $     (265)
                                                                     ==========        ==========
Net loss per share (Note 4):                              Basic      $    (0.08)       $    (0.08)
                                                                     ==========        ==========
                                                          Diluted    $    (0.08)       $    (0.08)
                                                                     ==========        ==========
Weighted average number of shares outstanding (Note 4):   Basic       3,348,746         3,375,697
                                                                     ==========        ==========
                                                          Diluted     3,348,746         3,375,697
                                                                     ==========        ==========


See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                Nine Months Ended
                                                                                                     March 31,
                                                                                           -----------------------
                                                                                             2003            2002
                                                                                           -------         -------
                                                                                                 (in thousands)
Net Cash Provided by Operating Activities                                                  $ 4,180         $ 4,719
                                                                                           -------         -------
Cash Flows from Investing Activities:
         Net purchases of property, plant and equipment                                       (606)           (557)
                                                                                           -------         -------
                  Net cash used in investing activities                                       (606)           (557)
                                                                                           -------         -------
Cash Flows from Financing Activities:
         Proceeds from long-term debt                                                        4,250             200
         Proceeds from exercise of employee stock options                                      259             105
         Principal payments on long-term debt                                               (5,377)         (3,308)
         Payments for purchase of treasury stock                                            (2,442)           (243)
                                                                                           -------         -------
                  Net cash used in financing activities                                     (3,310)         (3,246)
                                                                                           -------         -------
Net Increase in Cash                                                                           264             916
Cash, Beginning of Period                                                                    1,500           1,037
                                                                                           -------         -------
Cash, End of Period                                                                        $ 1,764         $ 1,953
                                                                                           =======         =======

Cash Paid During the Period for:
         Interest                                                                          $   586         $ 1,130
                                                                                           =======         =======
         Income taxes                                                                      $    14         $    11
                                                                                           =======         =======


See accompanying notes to condensed consolidated financial statement.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

2.)  Inventories

     Inventories consist of:

                                                            March 31,     June 30,
                                                              2003          2002
                                                            -------        -------
                                                                (in thousands)
                            Component parts                 $10,184        $ 9,551
                            Work-in-process                   3,527          3,308
                            Finished products                 5,509          5,072
                                                            -------        -------
                                                            $19,220        $17,931
                                                            =======        =======

3.)  Property, Plant and Equipment

     Property, Plant and Equipment consists of:

                                                                               March 31,      June 30,
                                                                                 2003           2002
                                                                               -------        -------
                                                                                     (in thousands)
                        Land                                                   $   904        $   904
                        Building                                                 8,911          8,911
                        Molds and dies                                           4,302          4,197
                        Furniture and fixtures                                   1,217          1,141
                        Machinery and equipment                                 11,746         11,316
                        Building improvements                                      186            191
                                                                               -------        -------
                                                                                27,266         26,660
                        Less: Accumulated depreciation
                                 and amortization                               17,640         16,696
                                                                               -------        -------
                                                                               $ 9,626        $ 9,964
                                                                               =======        =======

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS


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

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for net income is as follows:

                                            Three months ended March 31, 2003
                                          (in thousands, except per share data)
                                          -------------------------------------
                                          Net Income      Shares      Per Share
                                          (numerator)  (denominator)   Amounts
                                          -----------  -------------   -------
Net loss                                     $(206)         --           --
                                             -----         -----        -----
BASIC EPS
Net loss attributable to common stock        $(206)        3,304        ($0.06)

EFFECT OF DILUTIVE SECURITIES
Options                                      $--            --           --
                                             -----         -----        -----
DILUTED EPS
Net loss attributable to common stock
    and assumed option exercises             $(206)        3,304        ($0.06)
                                             =====         =====        =====

     Options to purchase 421,860 shares of common stock in the three months ended March 31, 2003 were not included in the computation of Diluted EPS because the Company incurred a loss for the three months, therefore the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

                                                Three months ended March 31, 2002
                                              (in thousands, except per share data)
                                            ----------------------------------------
                                             Net Income      Shares        Per Share
                                            (numerator)   (denominator)     Amounts
                                            -----------   -------------     -------
Net income                                     $ 207         --               --
                                               -----        -----            -----
BASIC EPS
Net income attributable to common stock        $ 207        3,343            $0.06
EFFECT OF DILUTIVE SECURITIES
Options                                        $--            164             --
                                               -----        -----            -----
DILUTED EPS
Net income attributable to common stock
    and assumed option exercises               $ 207        3,507            $0.06
                                               =====        =====            =====

     Options to purchase 3,500 shares of common stock in the three months ended March 31, 2002 were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

                                                 Nine months ended March 31, 2003
                                               (in thousands, except per share data)
                                             ----------------------------------------
                                              Net Income      Shares        Per Share
                                             (numerator)   (denominator)     Amounts
                                             -----------   -------------     -------
Net loss                                       $(274)           --             --
                                               -----           -----          -----
BASIC EPS
Net loss attributable to common stock          $(274)          3,349          ($0.08)

EFFECT OF DILUTIVE SECURITIES
Options                                        $--              --             --
                                               -----           -----          -----
DILUTED EPS
Net loss attributable to common stock
    and assumed option exercises               $(274)          3,349          ($0.08)
                                               =====           =====          =====

     Options to purchase 421,860 shares of common stock in the nine months ended March 31, 2003 were not included in the computation of Diluted EPS because the Company incurred a loss for the nine months, therefore the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

                                                Nine months ended March 31, 2002
                                              (in thousands, except per share data)
                                            ----------------------------------------
                                            Net Income        Shares       Per Share
                                            (numerator)    (denominator)    Amounts
                                            -----------    ------------     -------
Net loss                                       $(265)           --             --
                                               -----           -----          -----
BASIC EPS
Net loss attributable to common stock          $(265)          3,376          ($0.08)

EFFECT OF DILUTIVE SECURITIES
Options                                        $--              --             --
                                               -----           -----          -----
DILUTED EPS
Net loss attributable to common stock
    and assumed option exercises               $(265)          3,376          ($0.08)
                                               =====           =====          =====

     Options to purchase 418,080 shares of common stock in the nine months ended March 31, 2002 were not included in the computation of Diluted EPS because the Company incurred a loss for the nine months, therefore the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

5)   Long Term Debt

     In January 2003, the Company repurchased 250,000 shares of its common stock from two shareholders, unaffiliated with the Company, at $9.75 per share, a discount from its then current trading price of $10.01. The transaction was approved by the board of directors and the purchase price of $2,437,500 was financed through the Company's revolving line of credit and a new five (5) year term loan from its primary bank for approximately 50% of the purchase price. This term loan is for $1,250,000 and is being repaid in 60 equal monthly installments commencing on April 30, 2003.

6)   Accrued Warranty Obligations

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees it has issued. the initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The Company adopted the disclosure requirements of this interpretation in the current quarter. the adoption of this interpretation did not have a material impact on its consolidated financial position, results of operations or cash flows. The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historic as well as current return rates and experience. The changes in the Company's accrued warranty obligation for the period was immaterial.

7)   Employee Stock-based Compensation

     As of March 31, 2003, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended June 30, 2002. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

                                                                         Three Months                    Nine Months
                                                                        Ended March 31,                 Ended March 31,
                                                                    ------------------------       ------------------------
                                                                      2003            2002           2003            2002
                                                                    --------        --------       --------        --------
                                                                                          (Unaudited)
                                                                             (In thousands, except per share data)
Net earnings attributable to common stock, as reported              $   (206)       $    207       $   (274)       $   (265)
Deduct:  Total stock-based employee compensation
         expense determined under fair value method
         for all awards, net of related tax effects                      (74)           (100)          (248)           (306)
                                                                    --------        --------       --------        --------
Pro forma net earnings, attributable to common stock                $   (280)       $    107       $   (522)       $   (571)
                                                                    ========        ========       ========        ========

EARNINGS PER COMMON SHARE:
         Basic - as reported                                        $  (0.06)       $   0.06       $  (0.08)       $  (0.08)
                                                                    ========        ========       ========        ========
         Basic - pro forma                                          $  (0.08)       $   0.03       $  (0.16)       $  (0.17)
                                                                    ========        ========       ========        ========

         Diluted - as reported                                      $  (0.06)       $   0.06       $  (0.08)       $  (0.08)
                                                                    ========        ========       ========        ========
         Diluted - pro forma                                        $  (0.08)       $   0.03       $  (0.16)       $  (0.17)
                                                                    ========        ========       ========        ========

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Sales for the three months ended March 31, 2003 increased by 0.6% to $13,406,000 as compared to $13,321,000 for the same period a year ago. Sales for the nine months ended March 31, 2003 increased by 6.2% to $38,990,000 as compared to $36,712,000 for the same period a year ago. The increases in net sales for the three and nine months were primarily due to increases in sales volume to several of the Company's larger, domestic alarm customers as well as one of the Company's major customers that had streamlined its on-hand inventory during the first half of fiscal 2002.

The Company's gross profit for the three months ended March 31, 2003 increased by $36,000 to $3,496,000 or 26.1% of sales as compared to $3,460,000 or 26.0% of sales for the same period a year ago. The Company's gross profit for the nine months ended March 31, 2003 increased by $576,000 to $10,113,000 or 25.9% of sales as compared to $9,537,000 or 26.0% of sales for the same period a year ago. These increases in dollars are due primarily to the increase in sales as discussed above. In addition, gross profit, both in dollars and as a percentage of net sales, was impacted slightly by a shift in product mix to lower margin products.

Selling, general and administrative expenses for the three months ended March 31, 2003 increased by $574,000 to $3,487,000, or 26.0% of sales, as compared to $2,913,000, or 21.9% of sales a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2003 increased by $1,285,000 to $9,913,000, or 25.4% of sales, as compared to $8,628,000, or 23.5% of sales, a year ago. These increases for the three and nine months are due primarily to additions to the Company's sales force and investor relations expenses, as well as increases in the Company's property and liability insurance rates.

Interest and other expense for the three months ended March 31, 2003 decreased by $130,000 to $210,000 from $340,000 for the same period a year ago. Interest and other expense for the nine months ended March 31, 2003 decreased by $715,000 to $459,000 from $1,174,000 for the same period a year ago. These decreases for the three and nine months resulted from a decrease in interest expense during the nine months ended March 31, 2003 resulting from the continued reduction of the Company's outstanding debt as well as a decline in the interest rates available to the Company. In addition, during the quarter ended September 30, 2002, the Company settled litigation which it had initiated as the plaintiff and realized a gain of approximately $210,000. This gain was recorded as Other Income during the quarter ended September 30, 2002.

The Company had a provision for income taxes for the three months ended March 31, 2003 of $5,000 as compared to no provision for the same period a year ago. The Company had a provision for income taxes for the nine months ended March 31, 2003 of $15,000 as compared to no provision for the same period a year ago. These provisions relate to income taxes on the Company's United Kingdom subsidiary.

Net income decreased by $413,000 to a loss of ($206,000) or ($0.06) per share for the three months ended March 31, 2003 as compared to net income of $207,000 or $0.06 per share for the same period a year ago. Net income decreased by $9,000 to a net loss of $(274,000) or $(0.08) per share for the nine months ended March 31, 2003 as compared to a net loss of $(265,000) or $(0.08) per share for the same period a year ago. These changes were primarily due to the items discussed above.

Liquidity and Capital Resources

During the nine months ended March 31, 2003 the Company utilized a portion of its cash generated from operations to reduce certain of its outstanding borrowings, purchase property, plant and equipment and invest in additional inventory as discussed below. During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2005.

Accounts Receivable at March 31, 2003 decreased $4,905,000 to $13,408,000 as compared to $18,313,000 at June 30, 2002. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2002 as compared to the quarter ended March 31, 2003.

Inventory at March 31, 2003 increased by $1,289,000 to $19,220,000 as compared to $17,931,000 at June 30, 2002. This increase was primarily the result of the Company's level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters.

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

In November 2000 the Company adopted a stock repurchase program. Under this program, the Company is authorized to repurchase from time to time, 205,000 shares of its common stock. As of March 31, 2003 the Company had repurchased 202,605 shares under this program for a total cash amount of $968,000.

In January 2003, the Company repurchased 250,000 shares of its common stock from two shareholders, unaffiliated with the Company, at $9.75 per share, a discount from its then current trading price of $10.01. The transaction was approved by the board of directors and the purchase price of $2,437,500 was financed through the Company's revolving line of credit and a new five (5) year term loan from its primary bank for approximately 50% of the purchase price. This term loan is for $1,250,000 and is being repaid in 60 equal monthly installments commencing on April 30, 2003.

Other than the $8,250,000 loan described above, the Company's bank debt consisted of an $18,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit. The revolving credit agreement has an expiration date of July 2004 and the Company expects to renew it on or before that time. As of March 31, 2003, the Company was in compliance with all covenants related to the agreements described above.

As of March 31, 2003 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after March 31, 2003 and thus will become effective for the Company on January 1, 2003. The Company will continue to apply the provisions of EITF Issue 94-3 to any exit activities that have been initiated under an exit plan that met the criteria of EITF Issue No. 94-3 before the adoption of SFAS No. 146. The adoption of SFAS No. 146 did not have a material effect on the financial position, results of operations or cash flows of the Company upon adoption.

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

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations.

On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft letter this year that could become effective in 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facilities) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At March 31, 2003 an aggregate amount of approximately $16,600,000 was outstanding under this facility. If these borrowings remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $166,000 in interest that year. In October 2000, the Company entered into an interest rate swap to maintain the value-at-risk inherent in its interest rate exposures. This instrument expired on October 30, 2002. This transaction met the requirements for cash flow hedge accounting. Accordingly, any gain or loss associated with the difference between interest rates was included as a component of interest expense. The fair value of this instrument was not material. The Company has not entered into any new interest rate swaps and does not hold or enter into derivative financial instruments for trading or speculative purposes.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. We have two major customers that accounted for approximately $4,354,000, or 32%, of our consolidated net sales for the three months ended March 31, 2003, $10,068,000, or 26%, of our consolidated net sales for the nine months ended March 31, 2003 and $7,250,000, or 54%, of our accounts receivable as of March 31, 2003. The largest of these two customers accounted for $3,560,000, or 27%, and $7,392,000, or 19% of sales for the three and nine months ended March 31, 2003, respectively, and $3,681,000, or 27%, of accounts receivable. These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $435,000 and $393,000 as of March 31, 2003 and June 30, 2002,
respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

As of March 31, 2003, we have net long-term deferred tax assets of $493,000. These net deferred tax assets assume sufficient future taxable earnings for their realization, as well as the continued application of current tax rates in the respective jurisdictions. Included in net deferred tax assets is a valuation allowance of $3,748,000 for deferred tax assets, which relates to tax loss carry-forwards not utilized to date, where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. Based on our assessments, no additional valuation is required. If we determine that a deferred tax asset will not be realizable or that a previously reserved deferred tax asset will become realizable, an adjustment to the deferred tax asset will result in a reduction of, or an increase to, earnings at that time.

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

May 14, 2003


                                    NAPCO SECURITY SYSTEMS, INC
                                            (Registrant)

By: /s/  Richard Soloway
    -------------------------------------------------
         Richard Soloway
         Chairman of the Board of Directors, President
                  and Secretary
         (Chief Executive Officer)


By: /s/  Kevin S. Buchel
    -------------------------------------------------
         Kevin S. Buchel
         Senior Vice President of Operations and Finance
                  and Treasurer
         (Principal Financial and Accounting Officer)

                  CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002



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

         Date: 5/14/03

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

         Date: 5/14/03

         /s/ KEVIN S. BUCHEL
         -----------------------------------------------
         Senior Vice President of Operations and Finance

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Report of Napco Security Systems, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 filed herewith (the "Report"), I, RICHARD SOLOWAY, Chief Executive Officer of the Company, certify, that to the best of my knowledge:

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

Dated:   as of May 14, 2003

/s/ RICHARD SOLOWAY
--------------------------------------------
    Richard Soloway, Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Report of Napco Security Systems, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 filed herewith (the "Report"), I, KEVIN S. BUCHEL, Chief Financial Officer of the Company, certify, that to the best of my knowledge:

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

Dated:   as of May 14, 2003

/s/ KEVIN S. BUCHEL
--------------------------------------------
    Kevin S. Buchel, Chief Financial Officer

                           NAPCO SECURITY SYSTEMS, INC
                                INDEX TO EXHIBITS


Exhibits

         None