Form 10-K
period 2003-06-30
NAPCO SECURITY SYSTEMS INC
filed 2004-02-09
CIK 69633

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]            Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 [No Fee Required]
                    For the fiscal year ended June 30, 2003
                                      or
   [ ]            Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 [No Fee Required]
                    For the Transition period from _________ to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[ ] Yes [X] No

As of December 31, 2002, the aggregate market value of the stock based upon the last sale price of the stock on such date held by non-affiliates was $16,757,522. As of January 15, 2004 3,207,616 shares of common stock were outstanding.

Documents Incorporated by Reference: None.

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

         Products

         Access Control Systems. Access control systems consist of one or more of the following: various types of identification readers (e.g. card readers, hand scanners, etc.), a control panel, a PC-based computer and electronically activated door-locking devices. When an identification card or other identifying information is entered into the reader, the information is transmitted to the control panel/PC which then validates the data and determines whether to grant access or not by electronically deactivating the door locking device. An electronic log is kept which records various types of data regarding access activity.

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

         Research and Development

         The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 2003, 2002, and 2001, the Company expended approximately $4,516,000, $4,239,000 and $4,220,000, respectively, on Company-sponsored research and development activities conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

         Employees

         As of June 30, 2003, the Company had approximately 874 full-time employees.

         Marketing and Major Customers

         The Company's staff of 59 sales and marketing support employees located at the Company's Amityville and United Kingdom offices sells and markets the Products directly to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 76% and 80% of the Company's total sales for the fiscal year ended June 30, 2003 and 2002, respectively. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company Products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities. Some of the Company's products are marketed under the "private label" of certain customers.

         Sales to one distributor customer unaffiliated with the Company (Customer A) accounted for approximately 19%, 17%, and 18% of the Company's total sales for the fiscal years ended June 30, 2003, 2002, and 2001, respectively (see Note 3 to Consolidated Financial Statements). During the second quarter of fiscal 2004, the Company began the process of realigning its burglar alarm products distribution network which culminated in the termination of this distributor customer. The Company reallocated its burglar alarm products business across its extensive national network of independent distributors. The Company therefore does not believe that the termination of this distributor customer will have a material adverse effect on its business.

         The Company had two customers (Customers A and B) with accounts receivable balances that aggregated 44% and 43% of the Company's accounts receivable at June 30, 2003 and 2002 respectively. There were no accounts receivable due from Customer A referred to in the previous paragraph at the time the relationship with such distributor customer was terminated.

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

         In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $226,000 existed as of June 30, 2003. This compared to a sales backlog of approximately $1,055,000 a year ago.

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

Foreign Sales

         The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last three fiscal years, are summarized in the following tabulation:

                        Financial Information Relating to
                         Domestic and Foreign Operations

                                           2003            2002         2001
                                          -------         -------      -------
                                                      (in thousands)
Sales to external customers(1):
         Domestic                         $47,965         $46,652      $44,819
         Foreign                            9,375           9,184        9,952
                                          -------         -------      -------
         Total Net Sales                   57,340          55,836       54,771

Identifiable assets:
         United States                    $39,005         $40,955      $38,282
         Dominican Republic(2)             15,691          17,035       21,187
         Other foreign countries            2,653           2,762        4,208

-------------------

(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Identifiable assets consist primarily of inventories and fixed assets located at the Company's principal manufacturing facility in the Dominican Republic.

ITEM 2. PROPERTIES.

         The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. The Company completed construction on this facility in 1988 with the proceeds from industrial revenue bonds that have since been retired. The Company also leased approximately 3,000 square feet of warehouse space in Sparks, Nevada. This lease was terminated by the Company during fiscal 2003.

         The Company's foreign subsidiary located in the Dominican Republic, NAPCO/Alarm Lock Grupo International, S.A. (formerly known as NSS Caribe, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2003, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

         The Company's foreign subsidiary located in the United Kingdom, Napco Group Europe Ltd, leases office and warehouse space of approximately 10,000 square feet. This lease expires in June 2010.

         Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.

         ITEM 3. LEGAL PROCEEDINGS.

         There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject, except:

         As previously reported, on or about August 27, 2001, a five-count Verified Complaint was filed against NAPCO Security Group and Alarm Lock Systems, Inc. by Jose Ramirez and Glenda Ramirez in the Supreme Court of State of New York, County of the Bronx. The Verified Complaint seemingly seeks fifteen million dollars ($15,000,000) in damages on behalf of Mr. Ramirez based on theories including strict liability in tort, negligence, breach of warranty, failure to warn, etc. The Verified Complaint also seeks damages in the amount of two million dollars ($2,000,000) on behalf of Ms. Ramirez based on an allegation that she has been, and forever will be, "deprived of the society, services, companionship consortium and support of" Mr. Ramirez based on the personal injuries he suffered in a fire which purportedly occurred on November 5, 1999. This case was consolidated with the related case concerning the same incident, captioned Jose Ramirez and Glenda Ramirez v. Mark T. Miller, Chelsea Gardens Owners Corp., Eichner Rudd Management Associates, Ltd., Napco Security Group and Alarm Lock Systems, Inc., asserting the same claims against the Company. The action is being defended by NAPCO's insurance company on behalf of NAPCO. The Alarm Lock product in question has been tested and still functions correctly, and the Company believes that action is without merit. NAPCO plans to have this action vigorously defended.

         In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           Principal Market

         NAPCO's Common Stock became publicly traded in the over-the-counter ("OTC") market in 1972. In December 1981, the Common Stock was approved for reporting by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "NSSC", and in November 1984 the Common Stock was designated by NASDAQ as a National Market System Security.

         The tables set forth below reflect the range of high and low sales of the Common Stock in each quarter of the past two fiscal years as reported by the NASDAQ National Market System.

                                                              Quarter Ended
                                                              -------------
                                                Fiscal 2003                               Fiscal 2004
                                                -----------                               -----------
                          Sept. 30       Dec. 31       March 31        June 30       Sept. 30       Dec. 31
                          --------       -------       --------        -------       --------       -------
Common Stock
High                       $9.24          $10.19        $10.20          $9.47         $9.75          $8.95

Low                        $5.58          $ 8.60        $ 7.61          $7.50         $8.55          $7.25

                                                              Quarter Ended
                                                               Fiscal 2002
                                 Sept. 30               Dec. 31                March 31                June 30
                                 --------               -------                --------                -------
Common Stock
High                              $5.95                  $6.91                   $5.99                  $7.22

Low                               $4.75                  $5.00                   $5.16                  $5.62

Approximate Number of Security Holders

         The number of holders of record of NAPCO's Common Stock as of January 16, 2004 was 161 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

         NAPCO has declared no cash dividends during the past three years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any dividends must be authorized by the Company's primary lender.

ITEM 6. SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

                                                                   Fiscal Year Ended or at June 30
                                              -----------------------------------------------------------------------
                                                                  (In thousands, except share data)
                                                  2003*          2002*(1)       2001*          2000          1999
                                                  ----           ----           ----           ----          ----
                                                              (Restated)
Statement of Earnings Data:

Net Sales                                     $    57,340    $    55,836    $    54,771    $    53,946    $    50,875

Gross Profit                                       15,401         14,717         14,317         13,198         11,777

Income from Operations                              2,225          2,817          1,859          3,122          1,911

Net Income(4)                                       1,010          1,575            251          2,010          2,493

Cash Flow Data:

Net cash flows provided by                    $     6,482    $     7,091    $     1,326    $     2,822    $     2,926
operating activities

Net cash flows used in investing                     (752)          (709)        (8,283)        (1,221)        (1,050)
activities

Net cash flows (used in) provided by               (5,436)        (5,919)         5,610         (1,447)        (1,635)
financing activities

Per Share Data:

Net earnings per common share:

Basic                                         $       .30    $       .47    $       .07    $       .57    $       .71

Diluted                                       $       .28    $       .45    $       .07    $       .57    $       .71

Weighted average common shares outstanding:

Basic                                           3,332,000      3,342,000      3,464,000      3,495,000      3,493,000

Diluted                                         3,584,000      3,492,000      3,527,000      3,513,000      3,512,000

Cash Dividends declared per common share (2)  $       .00    $       .00    $       .00    $       .00    $       .00

-------------
* includes results of Continental Instruments, LLC which was acquired in July, 2000.

                                                                 Fiscal Year Ended or at June 30
                                                 ------------------------------------------------------------------
                                                                (In thousands, except share data)
                                                   2003           2002(1)        2001          2000          1999
                                                   ----           ----           ----          ----          ----
                                                               (Restated)
Balance Sheet Data(3):

Working capital                                  $28,843         $31,812        $33,232       $35,280       $34,920

Total assets                                      57,349          60,752         63,677        55,529        55,787

Long-term debt                                    14,100          16,588         21,567        16,183        17,241

Stockholders' equity                              33,357          34,528         32,944        33,359        31,328

---------------------
(1) See footnote 1 to consolidated financial statements.

(2) The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be authorized by the Company's primary lender.

(3) Working capital is calculated by deducting Current Liabilities from Current Assets.

(4) Net income results through 2001 included Amortization Expense related to goodwill. See note 1 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; goodwill; and income taxes.

REVENUE RECOGNITION

         Revenues from merchandise sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of purchase. We report our sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns and allowances.

         Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns and allowances were 10%, 7% and 8% in fiscal 2003, 2002 and 2001, respectively.

CONCENTRATION OF CREDIT RISK

         An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

         We had one major distributor customer that accounted for approximately $11,117,000 or 19%, of our consolidated net sales in fiscal 2003 and $3,787,000 or 22%, of our accounts receivable at June 30, 2003. This distributor customer sells products primarily within North America to several thousand alarm dealers. During the second quarter of fiscal 2004, the Company began the process of realigning its burglar alarm products distribution network which culminated in the termination of this distributor customer. The Company reallocated its burglar alarm products business across its extensive national network of independent distributors to improve service to its alarm dealers. The Company therefore does not believe that the termination of this distributor customer will have a material adverse effect on net sales, cash flows, and/or financial condition. There were no accounts receivable due from this distributor customer at the time the relationship with such distributor customer was terminated.

         A second major customer accounted for approximately $3,878,000, or 22% of our accounts receivable at June 30, 2003.

         In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $215,000 and $393,000 as of June 30, 2003 and 2002, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

         We also record an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales. In addition, and as necessary, we may establish specific reserves for future known or anticipated events.

GOODWILL

         Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Commencing July 1, 2001, goodwill is no longer amortized.

         In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. These Statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted this standard effective July 1, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer being amortized. This resulted in the exclusion of approximately $503,000 in amortization expense for the fiscal years ending June 30, 2003 and June 30, 2002. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment.

         On an annual basis, we test goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, we evaluate our recorded goodwill with the assistance of a third-party valuation firm.

INCOME TAXES

         Deferred income taxes are recognized for the expected future tax consequences of temporary differences between the amounts reflected for financial reporting and tax purposes. The provision (benefit) for income taxes represents U.S. Federal, State and foreign taxes. Through June 30, 2001, the Company's subsidiary in the Dominican Republic, Napco/Alarm Lock Group International, S.A. ("Napco DR"), was not subject to tax in the United States, and as a result, no taxes were provided. Effective July 1, 2001, the Company made a domestication election for Napco DR. Accordingly, its income will be subject to taxation in the United States on a going forward basis.

         In March 2003, Napco Security Systems, Inc. timely filed its income tax return for the fiscal year ended June 30, 2002. This return included an election to treat one of the Company's foreign subsidiaries as if it were a domestic corporation beginning July 1, 2001. This election is based on a recently enacted Internal Revenue Code ("Code") provision. As a result of this election, this subsidiary is treated, for Federal income tax purposes, as transferring all of its assets to a domestic corporation in connection with an exchange. Although this type of transfer usually results in the recognition of taxable income to the extent of any untaxed earnings and profits, the recently enacted Code provision provides an exemption for applicable corporations. The Company qualifies as an applicable corporation per this Code section, and based on this Code exemption, the Company's tax return treated the transfer of approximately $27,000,000 of this subsidiary's untaxed earnings and profits as nontaxable.

         The Internal Revenue Service has issued a Revenue Procedure that is inconsistent with the Code exemption described above. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. Nevertheless, as of June 30, 2002, the Company has removed the $2,225,000 deferred tax asset related to its net operating loss carryforward ("NOL") of $6,545,000. The NOL would have expired through 2017. As a result of the utilization of the NOL for book purposes, the Company has also eliminated the valuation reserve of $2,913,000 during the year ended June 30, 2002. The Company's tax provision utilizes estimates made by management and as such is subject to change as described in note 1 to the Consolidated Financial Statements.

Liquidity and Capital Resources

         The Company's cash on hand combined with proceeds from operating activities during fiscal 2003 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The primary source of financing related to borrowings under a $18,000,000 secured revolving credit facility. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. The Company's primary internal source of liquidity is the cash flow generated from operations. As of June 30, 2003, the Company's unused sources of funds consisted principally of $1,794,000 in cash and approximately $6,487,000 which represents the unused portion of its secured revolving credit facility. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2005.

         In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory and certain other assets of Napco Security Systems, Inc., a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. The revolving credit agreement will expire in January, 2005 and any outstanding borrowings are to be repaid or refinanced on or before that time. The Company plans to refinance this agreement prior to its expiration. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. During fiscal 2003, at certain dates the Company was not in compliance with certain covenants, but received waivers and amendments from its bank. As of June 30, 2003, the Company was not in compliance with one covenant related to the agreement described above for which it has received a waiver from its bank.

         In May of 1998 the Company repurchased 889,576 shares of Napco common stock for $5.00 per share from one of its co-founders, Kenneth Rosenberg. $2.5 million was paid at closing with the balance of the purchase price to be paid over a four (4) year period pursuant to an interest-bearing note. The portion of the purchase price paid at closing was financed by the Company's primary bank and was repaid over a five (5) year period. At the closing, Mr. Rosenberg retired as President and Director of the Company but is available to the Company pursuant to a consulting agreement. The repurchase agreement also provides that Mr. Rosenberg will not compete with the Company for a ten (10) year period.

         In November 2000 the Company adopted a stock repurchase program. As amended, this program authorizes the Company to repurchase up to 205,000 shares of its common stock. As of June 30, 2003 the Company had repurchased 202,605 shares under this program.

         In January 2003, the Company repurchased 250,000 shares of its common stock from two shareholders, unaffiliated with the Company, at $9.75 per share, a discount from its then current trading price of $10.01. The transaction was approved by the board of directors and the purchase price of $2,437,500 was financed through the Company's revolving line of credit and a new five (5) year term loan from its primary lender for $1,250,000. This term loan is being repaid in 60 equal monthly installments commencing on April 30, 2003.

         The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                                      2003                   2002                    2001
                                      ----                   ----                    ----
Current Ratio                       4.2 to 1               4.5 to 1                4.7 to 1

Sales to Receivables                3.3 to 1               3.0 to 1                3.2 to 1

Total Debt to Equity                 .5 to 1                .6 to 1                 .8 to 1

         As of June 30, 2003, the Company had no material commitments for purchases or capital expenditures, except as discussed below.

         On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, at an annual cost of approximately $288,000.

         On July 27, 2000, the Company signed an Asset Purchase Agreement to acquire the net assets of Continental Instruments, LLC ("Continental") for an purchase price of $7,522,500 in cash, less subsequent purchase price adjustments of approximately $460,000, plus future deferred payments of $1,700,000 in cash to be paid over 24 months. The Company financed the transaction with borrowings under a 60 Month Installment loan of $8,250,000. Continental designs and sells access control and other security control systems to dealers and distributors worldwide.

         The acquisition described above has been accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. Costs in excess of net assets acquired of approximately $7,768,000 have been allocated to goodwill.

         Working Capital. Working capital decreased by $2,969,000 to $28,843,000 at June 30, 2003 from $31,812,000 at June 30, 2002. The decrease in working capital was primarily the result of debt reduction and purchase of treasury stock, as well as the reduction in inventory and in Accounts Receivable as of June 30, 2003 as compared to June 30, 2002. These reductions resulted primarily from Company's improved management of its inventory and the reduction in Accounts Receivable as discussed below. Working capital is calculated by deducting Current Liabilities from Current Assets.

         Accounts Receivable. Accounts Receivable decreased by $888,000 to $17,425,000 at June 30, 2003 from $18,313,000 at June 30, 2002. This decrease resulted primarily from the timing of payments from some of the Company's customers and the decrease in 4th quarter sales in fiscal 2003 as compared to the same period in fiscal 2002.

         Inventory. Inventory decreased by $2,041,000 to $16,922,000 at June 30, 2003 as compared to $18,963,000 at June 30, 2002. The decrease in inventory levels was primarily the result of the Company's improvement in production and delivery scheduling.

         Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $177,000 to $5,186,000 as of June 30, 2003 as compared to $5,009,000 at June 30, 2002. This increase was due primarily to the timing of component part purchases closer to year end during fiscal 2003 as compared to fiscal 2002.

Results of Operations

         Fiscal 2003  Compared to Fiscal 2002

         Net Sales. Net sales in fiscal 2003 increased by 3% to $57,340,000 from $55,836,000 in fiscal 2002. The Company's sales growth was due primarily to increased domestic sales volume in the Company's burglar alarm product line.

         Gross Profit. The Company's gross profit increased $684,000 to $15,401,000 or 26.9% of net sales in fiscal 2003 as compared to $14,717,000 or 26.4% of net sales in fiscal 2002. The increase in gross profit in both absolute dollars and as a percentage of net sales was due primarily to the increase in sales as discussed above. Gross profit was also positively impacted by cost reductions of certain of the Company's raw material costs.

         Expenses. Selling, general and administrative expenses increased by 11% to $13,176,000, or 23% of net sales in fiscal 2003 from $11,900,000, or 21% of net sales in fiscal 2002. This increase was due primarily to additional investment in the Company's sales force, primarily in the international and access control areas.

         Other Expenses. Other expenses decreased $858,000 to $600,000 in fiscal 2003 as compared to $1,458,000 in fiscal 2002. This decrease was due primarily to the decrease in interest expense resulting from the Company's continued reduction of the outstanding principal on its outstanding debt as well as a decline in interest rates available to the Company. In addition, during the quarter ended September 30, 2002, the Company settled litigation which it had initiated as the plaintiff and realized a gain of approximately $210,000. This gain was recorded as Other Income during the quarter ended September 30, 2002.

         Income Taxes. Benefit for income taxes changed by $831,000 to a provision of $615,000 in fiscal 2003 as compared to a benefit of $216,000 in fiscal 2002. The current year income tax provision relates primarily to the Company electing to treat its main foreign subsidiary as a U.S. Company for book and tax purposes.

Prior Period Adjustment

         The Company's financial statements for the year ended June 30, 2002 have been restated to reflect an adjustment of its income tax provision related to the taxation of one of the Company's foreign subsidiaries, Napco DR. As further described in Note 6 to The Consolidated Financial Statements, in March 2003, the Company made an election with the filing of its income tax return for the fiscal year ended June 30, 2002. As a result, the tax provision and related deferred tax balance sheet accounts have been restated. See Note 1 to the Consolidated Financial Statements.

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

         Income Taxes. Benefit for income taxes changed by $191,000 to a benefit of $216,000 in fiscal 2002 as compared to a benefit of $25,000 in fiscal 2001. The current year income tax benefit relates primarily to the Company's foreign operations in the Dominican Republic. The prior year income tax benefit of $25,000 related primarily to revisions to the Company's estimated valuation allowance on deferred income taxes.

FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-K and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. Factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, inability to refinance, adverse tax consequences of offshore of operations, distribution problems, unforeseen environmental liabilities and the uncertain military, political and economic conditions in the world. These and other risks are detailed in Part I, Item 1 and elsewhere in this Form 10-K. The Company assumes no obligation to update publicly the Forward-Looking Statements contained herein, whether as a result of new information, future events or otherwise, except as may be required by law.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 2003, an aggregate principal amount of approximately $15,000,000 was outstanding under the Company's credit facility and term loans with a weighted average interest rate of approximately 4%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $150,000 in interest that year. In October 2000, the Company entered into an interest rate swap to maintain the value-at-risk inherent in its interest rate exposures. This instrument expired on October 30, 2002.

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

         a. Financial Statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

             TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JUNE 30, 2003 AND 2002

                                                                   Page
                                                                  ------
Independent Auditors' Report....................................   FS-1

Report of Independent Public Accountants........................   FS-3
Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 2003 and 2002......   FS-4

  Consolidated Statements of Income for the Fiscal Years
  Ended June 30, 2003, 2002 and 2001............................   FS-6

  Consolidated Statements of Stockholders' Equity for the
  Fiscal Years Ended June 30, 2003, 2002 and 2001...............   FS-7

  Consolidated Statements of Cash Flows for the Fiscal Years
  Ended June 30, 2003, 2002 and 2001............................   FS-8

  Notes to Consolidated Financial Statements, June 30, 2003.....   FS-10

Schedules:

II. Valuation and Qualifying Accounts...........................  FS-30

b.       Supplementary Financial Data

Quarterly Results

         The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters as restated and as previously reported (see footnote 1 to the consolidated financial statements). The first three quarters of fiscal 2003 were restated to properly allocate the tax provision recorded in the fourth quarter of 2003 to the proper periods (in thousands except for per share data).

                                                                    Fiscal Year Ended June 30, 2003
                                                 ------------------------------------------------------------------
                                                  First               Second              Third             Fourth
                                                 Quarter              Quarter            Quarter            Quarter
                                                 -------              -------            -------            -------
Net Sales                                        $11,725              $13,859            $13,406            $18,350

Gross Profit                                       3,048                3,569              3,496              5,288

Income (Loss) from Operations                       (233)                 424                  9              2,025

Net Income (Loss)                                   (183)                 145               (136)             1,184

Net Income (Loss) Per Share:

Basic EPS                                           (.05)                 .04               (.04)               .37

Diluted EPS                                         (.05)                 .04               (.04)               .34

As Previously Reported, if restated

  Net Income (Loss) Per Share                       (287)                 219               (206)                --

  Basic EPS                                         (.08)                 .06               (.06)                --

  Diluted EPS                                       (.08)                 .06               (.06)                --

                                                                   Fiscal Year Ended June 30, 2002
                                                 ------------------------------------------------------------------
                                                  First               Second                Third           Fourth
                                                 Quarter              Quarter              Quarter          Quarter
                                                 -------              -------              -------          -------
Net Sales                                        $10,083              $13,308              $13,321          $19,124

Gross Profit                                       2,756                3,321                3,460            5,180

Income (Loss) from Operations                       (187)                 549                  547            1,908

Net Income (Loss)                                   (596)                 124                  207            1,840

Net Income (Loss) Per Share

Basic EPS                                           (.17)                 .04                  .06              .55

Diluted EPS                                         (.17)                 .04                  .06              .52

As Previously Reported, if restated

  Net Income (Loss) Per Share                         --                   --                   --            1,606

  Basic EPS                                           --                   --                   --              .47

  Diluted EPS                                         --                   --                   --              .45


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

         On July 9, 2002 the Board of Directors of Napco Security Systems, Inc. (the "Company") dismissed Arthur Andersen LLP ("Andersen") as its independent public accountants and appointed KPMG LLP ("KPMG") to serve as its independent public accountants. These actions were taken at the recommendation of the Company's Audit Committee. Andersen had served as the Company's independent public accountants since 1993. None of Andersen's reports on the Company's consolidated financial statements for the fiscal years ended June 30, 2001 and 2000 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 30, 2001, 2000 and 1999 and through the date hereof, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K. During the fiscal years ended June 30, 2001 and 2000 and through the date hereof, the Company did not consult KPMG with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of
Item 304(a)(1)(iv) of Regulation S-K, or any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K. We provided Andersen with a copy of our report on Form 8-K on our change in independent accountants and requested that Andersen furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us in this report, and if not, stating the respects in which it does not agree. Andersen has indicated to the Company that Andersen no longer issues such letters.

         On December 15, 2003, the Registrant engaged Marcum & Kliegman LLP ("New Accountant") as the Registrant's principal independent accountants to audit its consolidated financial statements, replacing KPMG LLP (the "Former Accountants") as the Registrant's independent auditors, who were dismissed on the same day. The change was approved by the Registrant's audit committee and board of directors. The Registrant has not consulted with Marcum & Kliegman LLP during its two most recent fiscal years nor during any subsequent interim period prior to its appointment as auditor for the fiscal year 2003 and 2002 audits regarding the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements.

         The Former Accountants' report on the Registrant's financial statements for fiscal 2002 did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

         KPMG LLP was engaged as the Company's independent accountants on July 9, 2002. During the Registrant's 2002 fiscal year and the subsequent interim period preceding the date of termination, there were no disagreements between the Registrant and the Former Accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, nor were there any "Reportable Events" within the meaning of Item 304(a)(1)(v) of Regulation S-K. The audit of the Registrant's fiscal 2003 financial statements, which was begun by KPMG LLP, was not completed. In performing its audit of the fiscal 2003 financial statements, KPMG LLP identified an international tax matter concerning the Registrant's Dominican Republic subsidiary and at the time of their dismissal, such matter was still unresolved.

ITEM 9A. CONTROL AND PROCEDURES

         At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13 a - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The Board of Directors is divided into three classes. One class will stand for election for a three-year term at the next Annual Meeting of Stockholders. The terms of the other two classes of continuing directors do not expire until the Annual Meetings of Stockholders after fiscal year end 2004 and 2005, respectively. The names of, and certain information concerning, the nominees of the Board of Directors and such other directors are set forth below:

                                            Principal Occupation;
                                      Five-Year Employment History and
          Name and Age                       Other Directorships                        Since
          ------------                       -------------------                        -----
Directors to serve until next
Annual Meeting of Stockholders:

Randy B. Blaustein                    Principal of R.B. Blaustein & Co. since            1985
        (52)                          December 2000; Partner of Blaustein,
                                      Greenberg & Co. July 1991 - November 2000;
                                      Attorney engaged as a sole practitioner
                                      since October 1980, specializing in
                                      business and tax matters, and author of
                                      six books and numerous articles.

Donna Soloway                         Board of Directors Security Industry               2001
     (55)                             Association (SIA); Chair of Awards
                                      Committee since 1993; Director and
                                      Secretary of SAINTS (Safety, Awareness
                                      and Independence Now Through Security)
                                      Foundation, Inc.; and Monthly Columnist
                                      for SECURITY DEALER magazine since 1992.
                                      Ms. Soloway is the wife of Richard
                                      Soloway, the Chairman and President of the
                                      Company.

Directors to serve until Annual
Meeting of Stockholders
following fiscal year end 2004:

Richard Soloway                       Chairman of the Board of Directors since           1972
      (57)                            October 1981; President since 1998;
                                      Secretary since 1975.

Kevin S. Buchel                       Senior Vice President of Operations                1998
      (51)                            and Finance since April 1995; Treasurer
                                      since May 1998.

Nominees to serve until Annual
Meeting of Stockholders
following fiscal year end 2005:

Andrew J. Wilder                      Officer of Israeloff, Trattner & Co.,              1995
      (52)                            independent certified public accountants,
                                      since 1990.

Arnold Blumenthal                     Mr. Blumenthal has been Publisher of               2001
      (76)                            SECURITY DEALER magazine at Cygnus
                                      Business Media, Inc. since 1978.

         During the fiscal year ended June 30, 2003, the Company retained Mr. Blaustein as special counsel for certain general business and tax related matters. Fees for such services were $9,200.

         During fiscal 2003, there were 4 meetings of the Board of Directors. Each of the directors attended all of the meetings.

CODE OF ETHICS

         The company has adopted a Code of Ethics that applies to its employees and directors, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy is filed as Exhibit 14.0 to this Form 10-K.

COMPENSATION OF DIRECTORS

         The directors who are not officers receive $1,000 for each Board of Directors meeting and $1,000 for each Audit Committee meeting that they attend in person or by telephone conference call, except Mr. Wilder is chairman of the Audit Committee and receives $2,000 for attending each Audit Committee meeting. For the fiscal year ended June 30, 2003, Mr. Blaustein, Mr. Wilder, Mr. Blumenthal and Ms. Soloway received $8,000, $12,000, $8,000 and $4,000, respectively in director's fees and committee fees.

COMPLIANCE WITH SECTION 16

         Based solely on a review of the Forms 3, 4 and 5 furnished to the Company with respect to the most recent fiscal year and written representations of the reporting person (as defined below), no person, who at any time during such fiscal year, was an officer, director, beneficial owner of more than ten (10%) percent of any class of equity securities of the Company or any other person subject to Section 16 of the Securities Exchange Act of 1934 ("reporting person"), failed to file on a timely basis one or more reports during such fiscal year except that Richard Soloway was late on filing one Form 4 due to a delay in obtaining certain necessary codes for EDGAR filing.

INFORMATION CONCERNING EXECUTIVE OFFICERS

         Each executive officer of the Company holds office until the annual meeting of the Board of Directors and his successor is elected and qualified, or until his earlier death, resignation, or removal by the Board. There are no family relationships between any director or officer of the Company, except Richard Soloway and Donna Soloway, his wife. The following table sets forth as of the date hereof the names and ages of all executive officers of the Company, all positions and offices with the Company held by them, the period during which they have served in these positions and, where applicable, their positions in any other organizations during the last five years.

                                                  Position and Office with the
                                                  Company, Term of Office and
Name and Age                                      Five-Year Employment History
------------                                      ----------------------------
Richard Soloway                                   Chairman of the Board of Directors since October 1981;
    (57)                                          President Since 1998; and Secretary since 1975.

Kevin S. Buchel                                   Senior Vice President of Operations and Finance since
    (51)                                          April 1995; Treasurer since May 1998.

Jorge Hevia                                       Senior Vice President of Corporate Sales and Marketing
    (45)                                          since May 1999; Vice President of Corporate Sales and
                                                  Marketing since October 1998; Vice President of National
                                                  Sales of Schieffelin and Somerset Company from December
                                                  1993 to October 1998.

Michael Carrieri                                  Senior Vice President of Engineering Development since
     (46)                                         May 1, 2000; Vice President of Engineering Development
                                                  since September, 1999; Vice President of Engineering of
                                                  Chyron Corp. April 1998 to August 1999; Vice President of
                                                  Engineering of Boundless Technologies from February
                                                  1990 until March 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation information for the President and Chief Executive Officer of the Company and for each of the Company's three most highly compensated other executive officers serving at the end of fiscal year 2003.

SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                  Long-Term Compensation
                                           ----------------------------------  ------------------------------------
                                                               Other Annual     Restricted                    LTIP      All Other
Name and Principal Position   Fiscal Year   Salary    Bonus   Compensation(1)  Stock Awards   Options/SARS  Payouts  Compensation(2)
---------------------------   -----------  --------  -------  ---------------  ------------   ------------  -------  ---------------
Richard Soloway, Chairman of     2003      $443,457  $75,000      $27,455                      125,000/0                  $  838
the Board of Directors,          2002      $450,637        -      $22,433            -          25,000/0       -          $  784
President, Secretary             2001      $432,134  $50,000      $11,990            -          50,000/0       -          $  734
--------------------------------------------------------------------------------------------------------------------------------
Kevin S. Buchel, Senior Vice     2003      $183,196  $33,525      $ 6,738                        5,000/0                  $1,811
President of Operations and      2002      $185,842  $30,000      $ 6,690            -          10,000/0       -          $1,678
Finance and Treasurer            2001      $152,949  $60,000      $ 6,291            -              -          -          $1,908
--------------------------------------------------------------------------------------------------------------------------------
Jorge Hevia, Senior Vice         2003      $202,230  $33,525      $ 7,200                        5,000/0                  $1,903
President of Corporate Sales     2002      $192,269  $10,000      $ 7,260            -          10,000/0       -          $1,816
and Marketing                    2001      $182,308  $20,000      $ 7,081            -              -          -          $2,015
--------------------------------------------------------------------------------------------------------------------------------
Michael Carrieri,                2003      $183,999  $23,467      $5,250                         5,000/0                  $1,820
Senior Vice President of         2002      $175,269  $17,500      $   60             -          10,000/0       -          $1,671
Engineering Development          2001      $166,953  $35,000      $   61             -              -          -          $1,902
--------------------------------------------------------------------------------------------------------------------------------

(1) Messrs. Soloway, Buchel, Hevia and Carrieri received $8,073, $7,040, $6,367; $138, $90, $91; $60, $60, $61; $90, $60 and $61, respectively for health and life insurance for fiscal years 2003, 2002 and 2001. Messrs. Soloway, Buchel, Hevia and Carrieri received $19,382, $15,393, $5,623; $6,600, $6,600, $6,200;
$7,200, $7,200, $7,020; $5,250, $0, and $0, respectively, for automobile expenses for fiscal years 2003, 2002 and 2001.

(2) Company 401(k) Plan Contributions.

OPTION GRANTS, OPTION EXERCISES AND OUTSTANDING OPTIONS

         The following tables summarize option grants and exercises during fiscal 2003 to or by the named executive officers and the value of the fiscal 2003 granted options, if any, held by such persons at the end of fiscal 2003.

                                                OPTION GRANTS IN LAST FISCAL YEAR(1)
                                                                                                              Potential Realizable
                                                                                                                Value at Assumed
                                                                                                                 Annual Rates of
                                                                                                                   Stock Price
                                                                                                                Appreciation for
                                                                                                                 Option Term(2)
                                                                                                            ------------------------
                                                           Individual Grants
                                              Percent of
                                            Total Options
                                        Granted to Employees       Exercise or
                        Options                  in                 Base Price           Expiration
      Name              Granted              Fiscal Year              ($/Sh)                Date             5% ($)        10% ($)
      ----              -------              -----------              ------                ----             ------        -------
Richard Soloway          25,000                  16%                  $ 9.65               2/27/13          $116,000     $  327,500
                        100,000                  62%                  $10.16               6/26/13          $489,000     $1,381,000

Kevin S. Buchel           5,000                   3%                  $ 9.50              12/20/12          $ 29,850     $   75,700

Jorge Hevia               5,000                  .3%                  $ 9.50              12/20/12          $ 29,850     $   75,700

Michael Carrieri          5,000                  .3%                  $ 9.50              12/20/12          $ 29,850     $   75,700

-------

(1) Options generally become exercisable in cumulative annual installments of 20% commencing on the date of grant. Options generally terminate upon the earlier of the cessation of employment with the Company or the tenth anniversary of the date of the grant.

(2) Amounts represent hypothetical gains that could be achieved for options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% annually from the date options are granted.

        AGGREGATED OPTION EXERCISES IN LAST YEAR AND FY-END OPTION VALUES

                                                                                                                 Value of
                                                                                     Number of                  Unexercised
                                                                                    Unexercised                In-the-Money
                                   Shares                                            Options at                 Options at
                                  Acquired                    Value                  FY-End (#)                 FY-End ($)
                                on Exercise                 Realized                Exercisable/               Exercisable/
      Name                          (#)                       ($)                  Unexercisable               Unexercisable
      ----                      -----------                 --------              ---------------           -------------------
Richard Soloway                         -                         -               290,000/135,000           $1,625,150/$144,600

Kevin S. Buchel                    15,000                   $44,475                 29,000/16,000           $   165,976/$60,794

Jorge Hevia                         5,000                   $24,300                 40,600/16,000           $   229,312/$60,794

Michael Carrieri                        -                         -                 25,000/15,000           $   141,136/$54,584

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with Richard Soloway and Jorge Hevia. The agreement with Mr. Soloway, entered into on June 26, 2003 for a five year period, provides for an annual salary of $453,235 as adjusted by inflation, certain incentive compensation if earned according to a formula to be determined by the Board of Directors, and 100,000 stock options that vest 20% per year or upon a change in control, as defined in the agreement. In addition, if during the term there should be a change in control, then the employee shall be entitled to terminate the term and his employment thereunder, and the employer shall pay the employee, as a termination payment, an amount equal to 299% of the average of the prior five calendar year's compensation, subject to certain limitations. Mr. Hevia's agreement, which is for a two-year period, provides for an annual salary of $215,000 with certain bonus provisions, including those based on sales and profits. During fiscal year 2003 Michael Carrieri had an agreement that provided for an annual salary of $194,481 with certain bonus provisions including those based on sales and profits. In addition, the Company has a severance agreement with Kevin S. Buchel providing for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause.

EQUITY COMPENSATION PLAN INFORMATION
As of June 30, 2003

                                                                                              NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES                                  REMAINING AVAILABLE FOR
                                        TO BE ISSUED UPON          WEIGHTED AVERAGE        FUTURE ISSUANCE (EXCLUDING
                                           EXERCISE OF            EXERCISE PRICE OF         SECURITIES REFLECTED IN
                                       OUTSTANDING OPTIONS       OUTSTANDING OPTIONS              COLUMN a)
         PLAN  CATEGORY                        (a)                       (b)                          (c)
         --------------                -------------------       -------------------       --------------------------
Equity compensation plans approved
by security holders:

1992 Employee Stock Option Plan              491,200                    $3.76                              0

2000 Non-employee Stock Option Plan           40,000                    $4.13                         10,000
                                                                        $9.91                        189,000
2002 Employee Stock Option                   151,000
Plan

Equity compensation plans not
approved by security holders:

None                                               -                        -                              -

Total                                        682,200                    $5.14                        199,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

         The following table, together with the accompanying footnotes, sets forth information as of January 16, 2004 regarding the beneficial ownership (as defined by the Securities and Exchange Commission) of Common Stock of the Company of (a) each person known by the Company to own more than five percent of the Company's outstanding Common Stock, (b) each director of the Company (c) each executive officer named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group. Except as otherwise indicated, the named owner has sole voting and investment power over shares listed.

                                               Amount and Nature
                                                 of beneficial                        Percent of
Beneficial Owner                                    Ownership                      Common Stock [a]
----------------                                    ---------                      ----------------
Richard Soloway
c/o the Company
333 Bayview Avenue
Amityville, NY 11701                               1,229,976 [b]                         33.6%

Dimensional Fund                                     226,650 [c]                          6.2%
  Advisors, Inc.

Kevin S. Buchel                                       69,001 [b]                          1.9%

Jorge Hevia                                           54,600 [b]                          1.5%

Randy B. Blaustein                                    38,500 [b]                          1.1%

Michael Carrieri                                      33,000 [b]                           .9%

Andrew J. Wilder                                      16,300 [b]                           .4%

Donna Soloway                                          5,400                               .1%

All executive officers and                         1,446,777 [d]                         39.5%
directors as a group (7 in number)

----------------
[a] Percentages are computed on the basis of 3,658,616 shares, which consists of 3,207,616 shares of Common Stock outstanding on January 16, 2004, plus 451,600, the number of shares that a person has the right to acquire directly or indirectly within sixty (60) days. Except as otherwise noted, persons named in the table and footnotes have sole voting and investment power with respect to all shares of Common Stock reported as beneficially owned by them.

[b] This number includes the number of shares that a person has a right to acquire directly or indirectly within sixty (60) days (Soloway - 310,000, Buchel
- 38,000, Hevia - 38,000, Blaustein - 16,000, Carrieri - 33,000, and Wilder -
16,000).

[c] Based on information from Securities and Exchange as of September 30, 2003, a form 13F was filed with the SEC by Dimensional Fund Advisors Inc., 1299 Ocean Avenue, Santa Monica, CA 90401 ("DFAI") reporting beneficial ownership and sole voting power as to 226,650 shares of Common Stock of the Company, owned by advisory clients. As to all of such shares, DFAI disclaims beneficial ownership of all such securities.

[d] This number of shares includes (i) 995,777 shares as to which officers and directors have sole voting and investment power, and (ii) 451,000 shares that a person has the right to acquire directly or indirectly within sixty (60) days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                             Fiscal Year 2003          Fiscal Year 2002
                             ----------------          ----------------
                             KPMG         M&K            KPMG       M&K
                             ----         ---            ----       ---
Audit Fees(1)
         Billed            $237,000    $142,500        $87,000      (1)
         Paid              $ 70,000    $ 89,000        $87,000      (1)

Audit Related Fees(2)             -           -              -       -

Tax Fees(3)                       -           -              -       -

All Other Fees(4)
         Billed            $ 15,000    $      0        $15,000     $ 0
         Paid              $ 15,000    $      0        $15,000     $ 0

--------------------

         (1)Audit Fees. The Company was billed $237,000 and paid $70,000 to date and was billed and paid $87,000 to KPMG LLP ("KPMG") for professional services rendered for the audit of the Company's financial statements for fiscal years 2003 and 2002, respectively. The Company is expected to be billed $142,500 by Marcum & Kliegman LLP ("M&K") for professional services rendered for the audit of the Company's financial statements for fiscal years 2003 and 2002.

         (2)Audit Related Fees. There were no fees paid by the Company to KPMG or M&K for professional services for assurance and related services by the principal accountant that are currently related to the performance of the audit or review of Napco's financial statements and are not reported under Item 9(e)(i) of Schedule 14 A in fiscal years 2003 and 2002, respectively.

         (3)Tax Fees. There were no fees paid by the Company to KPMG or M&K for professional services rendered by the principal accountants for tax compliance, tax advice and tax planning for fiscal years 2003 and 2002, respectively.

         (4)All Other Fees. The Company was billed and paid approximately $15,000 and $15,000 to KPMG for services other than those described above, including services related to the audit of the company's employee benefit plan and reporting by the Company and its subsidiaries to the Securities and Exchange Commission for fiscal years 2003 and 2002, respectively. The

Company was not billed by M&K for services other than those described above, including services related to the audit of the company's employee benefit plan and reporting by the Company and its subsidiaries to the Securities and Exchange Commission for fiscal years 2003 and 2002, respectively.

         The Audit Committee has considered whether the provision of the services described above under the headings "Audit Related Fees", "Tax Fees" and "All Other Fees" is compatible with maintaining the auditor's independence and determined that it is. All of the services described in Items 9(e)(2) through 9(e)(4) of Schedule 14A were approved by the Audit Committee pursuant to paragraph c(7)(i)(C) of Rule 2-01 of Regulation S-X.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)1. Financial Statements

         The following consolidated financial statements of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                                        Page
                                                                                                        ----
Independent Auditors' Report........................................................................    FS-1

Report of Independent Public Accountants as of June 30, 2003 and 2002 and for each of the
3 Years in the Period Ended June 30, 2003...........................................................    FS-3

Consolidated Balance Sheets as of June 30, 2003 and 2002............................................    FS-4

Consolidated Statements of Income for the Years Ended June 30, 2003, 2002 and 2001..................    FS-6

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2003, 2002
and 2001............................................................................................    FS-7

Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001..............    FS-8

Notes to Consolidated Financial Statements, June 30, 2003, 2002 and 2001............................    FS-10

(a)2. Financial Statement Schedules

         The following consolidated financial statement schedules of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:


II:  Valuation and Qualifying Accounts..............................................................   FS-30

         Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

         (a)3 and (c). Exhibits

Management Contracts designated by asterisk.

Exhibit
  No.                        Title
-------                      -----
Ex-3.(i)          Articles of Incorporation, as amended...................................  Exhibit 3(I) to Report
                                                                                            on Form 10-Q for
                                                                                            fiscal year ended
                                                                                            December 31, 2001

Ex-3.(ii)         Amended and Restated By-Laws............................................  Exhibit 3.(ii) to Report
                                                                                            on Form 10-K for fiscal
                                                                                            year ended June 30, 1999

*Ex-10.A (i)      Amended and Restated 1992 Incentive Stock Option Plan...................  Exhibit 10.A to Report
                                                                                            on Form 10-K for fiscal
                                                                                            year ended June 30, 2001

*Ex-10.A (ii)     2002 Employee Stock Option Plan.........................................  Exhibit 10.Y to Report
                                                                                            on Form 10-Q for the
                                                                                            fiscal quarter ended
                                                                                            December 31, 2003

*Ex-10.B          2000 Non-Employee Stock Option Plan.....................................  Exhibit 10.B to Report
                                                                                            on Form 10-K for fiscal
                                                                                            year ended June 30, 2001

Ex-10.C           Loan and Security Agreement with Marine Midland Bank dated as of
                  May 12, 1997............................................................  Exhibit 10.I to Rpt. on
                                                                                            Form 10K for fiscal year
                                                                                            ended June 30, 1997
Ex-10.D           Revolving Credit Note #1 to Marine Midland Bank dated as of
                  May 12, 1997............................................................  Exhibit 10.J to Report on
                                                                                            Form 10-K for Fiscal year
                                                                                            ended June 30, 1997

Ex-10.E           Revolving Credit Note #2 to Marine Midland Bank dated as of
                  May 12, 1997............................................................  Exhibit 10.K to Report on
                                                                                            Form 10-K for fiscal year
                                                                                            ended June 30, 1997

Ex-10.F           Promissory Note to Marine Midland Bank dated as of May
                  12, 1997................................................................  Exhibit 10-L to Report on
                                                                                            Form 10-K for fiscal year
                                                                                            ended June 30, 1997

Ex-10.G           Amendment No. 1 to the Loan and Security Agreement with Marine
                  Midland Bank dated as of May 28, 1998...................................  Exhibit 10-M to Report in
                                                                                            Form 10-K for fiscal year
                                                                                            ended June 30, 1998

Ex.-10.H          Term Loan Note to Marine Midland Bank dated as of May 28, 1998..........  Exhibit 10-N to Report in
                                                                                            Form 10-K For fiscal year
                                                                                            ended June 30, 1998

*Ex-10.I          Amended and Restated Employment Agreement with Richard Soloway..........  E-1

*Ex-10.J          Employment  Agreement with Jorge Hevia..................................  Exhibit 10.R to Report in
                                                                                            Form 10-Q for period ended
                                                                                            March 31, 2001

Ex-10.K           Amendment No. 2 to the Loan and Security Agreement with HSBC
                  Bank dated as of June 30,2001...........................................  Exhibit 10.S to Report on
                                                                                            Form 10-K for fiscal year
                                                                                            ended June 30, 2001

*Ex-10.L          Employment Agreement with Michael Carrieri..............................  Exhibit 10.U to Report on
                                                                                            Form 10-Q For fiscal quarter
                                                                                            ended September 30, 2001

*Ex-10.M          Indemnification Agreement dated August 9, 2001..........................  Exhibit 10.T to Report on
                                                                                            Form 10-K For fiscal year
                                                                                            ended June 30, 2001

Ex-10.N           Asset Purchase Agreement................................................  Exhibit 2.1 to Report on
                                                                                            Form 8-K Filed July
                                                                                            27, 2002

Ex-10.O           Amendment No. 4 to Loan and Security Agreement..........................  Exhibit 10.V to Report on
                                                                                            Form 8-K Filed July 27, 2002

Ex-10.P           Amendment No. 8 to Loan and Security Agreement..........................  Exhibit 10.W to Report on
                                                                                            Form 10-K for fiscal year
                                                                                            ended June 30, 2001

Ex-10.Q           Note Modification Agreement.............................................  Exhibit 10.W to Report on
                                                                                            Form 10-K for fiscal year
                                                                                            ended June 30, 2001

Ex-10.R           Amendment No. 10 to the Loan and Security Agreement.....................  E-11

Ex-14.0           Code of Ethics..........................................................  E-17

Ex-21.0           Subsidiaries of the Registrant..........................................  E-18

Ex-23.1           Consent of Independent Auditors.........................................  E-19

Ex-23.2           Notice regarding consent of Arthur Andersen LLP.........................  E-20

Ex-24.1           Power of Attorney.......................................................  E-21

Ex-31.1           Section 302 Certification of Chief Executive Officer....................  E-22

Ex-31.2           Section 302 Certification of Chief Financial Officer....................  E-23

Ex-32.1           Certification of Chief Executive Officer Pursuant to 18 USC
                  Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002............  E-24

Ex-32.2           Certification of Chief Financial Officer Pursuant to 18 USC
                  Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002............  E-25

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         February 5, 2004

                                NAPCO SECURITY SYSTEMS, INC.
                                            (Registrant)

By: /s/ RICHARD SOLOWAY                         By: /s/ KEVIN S. BUCHEL
    -------------------------------------           ----------------------------
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

     Signature                                       Title                                Date
     ---------                                       -----                                ----
/s/RICHARD SOLOWAY                            Chairman of the                       February 5, 2004
---------------------------                   Board of Directors
Richard Soloway

/s/ KEVIN S. BUCHEL
---------------------------
Kevin S. Buchel                                Director                             February 5, 2004

/s/ RANDY B. BLAUSTEIN
---------------------------
Randy B. Blaustein                             Director                             February 5, 2004

/s/ARNOLD BLUMENTHAL
---------------------------
Arnold Blumenthal                              Director                             February 5, 2004

/s/DONNA SOLOWAY
---------------------------
Donna Soloway                                  Director                             February 5, 2004

/s/ANDREW J. WILDER
---------------------------
Andrew J. Wilder                               Director                             February 5, 2004

                          NAPCO SECURITY SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                             June 30, 2003 and 2002

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Audit Committee of the
Board of Directors and Stockholders
Napco Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The 2001 consolidated financial statements and financial statement schedule of Napco Security Systems, Inc. as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule, before the revision included in Note 1 to the financial statements, in their report dated September 28, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Systems, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 consolidated financial statements of Napco Security Systems, Inc. as listed in the accompanying index, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of July 1, 2001. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

As discussed in Note 1, the Company's financial statements for the year ended June 30, 2002 have been restated to reflect an adjustment of its income tax provision related to the taxation of the Company's foreign subsidiary.


                                               /s/ Marcum & Kliegman LLP


Woodbury, New York
January 26, 2004

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Napco Security Systems, Inc. and Subsidiaries

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

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2003 and 2002
                                               (In Thousands, Except Share Data)

                                     ASSETS

                                                                         2003                   2002
                                                                        ------------------------------
                                                                                     (Restated-Note 1)
CURRENT ASSETS
  Cash and cash equivalents                                             $ 1,794               $ 1,500
  Accounts receivable, less reserve for doubtful accounts
   of $215 and $393, respectively                                        17,425                18,313
  Inventories                                                            16,922                18,963
  Prepaid expenses and other current assets                                 525                   913
  Deferred income taxes                                                   1,253                 1,184
                                                                        -------               -------

      Total Current Assets                                               37,919                40,873

  Property, plant and equipment, net                                      9,466                 9,964
  Goodwill, net                                                           9,686                 9,686
  Other assets                                                              278                   229
                                                                        -------               -------

      TOTAL ASSETS                                                      $57,349               $60,752
                                                                        =======               =======

                    See accompanying notes to consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2003 and 2002
                                               (In Thousands, Except Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           2003                2002
                                                                                         ---------------------------
                                                                                                   (Restated-Note 1)
CURRENT LIABILITIES
   Current portion of long-term debt                                                      $  1,900           $  2,664
   Accounts payable                                                                          3,374              2,672
   Accrued expenses                                                                          1,812              2,337
   Accrued salaries and wages                                                                1,501              1,388
   Accrued income taxes                                                                        489                 --
                                                                                          --------           --------

     Total Current Liabilities                                                               9,076              9,061

   Long-term debt                                                                           14,100             16,588
   Deferred income taxes                                                                       816                575
                                                                                          --------           --------

       Total Liabilities                                                                    23,992             26,224
                                                                                          --------           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $0.01 per share; Authorized 21,000,000 shares; issued
    6,069,752 and 6,004,252 shares, respectively; outstanding 3,198,696 and
    3,383,196 shares, respectively                                                              61                 60
   Additional paid-in capital                                                                1,342              1,082
   Retained earnings                                                                        39,813             38,803
   Less: Treasury stock, at cost; 2,871,056 and 2,621,056
    shares, respectively                                                                    (7,859)            (5,417)
                                                                                          --------           --------

       TOTAL STOCKHOLDERS' EQUITY                                                           33,357             34,528
                                                                                          --------           --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 57,349           $ 60,752
                                                                                          ========           ========

                    See accompanying notes to consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

                                       Years Ended June 30, 2003, 2002, and 2001
                            (In Thousands, Except Share Data and Per Share Data)

                                                          2003                   2002                   2001
                                                       --------------------------------------------------------
                                                                        (Restated - Note 1)
Net sales                                              $    57,340           $    55,836           $    54,771
Cost of sales                                               41,939                41,119                40,454
                                                       -----------           -----------           -----------

       Gross Profit                                         15,401                14,717                14,317

Selling, general, and administrative expenses               13,176                11,900                12,458
                                                       -----------           -----------           -----------

       Operating Income                                      2,225                 2,817                 1,859
                                                       -----------           -----------           -----------

Other income (expense):
     Interest expense, net                                    (727)               (1,409)               (1,816)
     Other, net                                                127                   (49)                  183
                                                       -----------           -----------           -----------

                                                              (600)               (1,458)               (1,633)
                                                       -----------           -----------           -----------

       Income Before Income Taxes                            1,625                 1,359                   226

Provision (benefit) for income taxes                           615                  (216)                  (25)
                                                       -----------           -----------           -----------

       Net Income                                      $     1,010           $     1,575           $       251
                                                       ===========           ===========           ===========

Earnings per share:
     Basic                                             $      0.30           $      0.47           $      0.07
     Diluted                                           $      0.28           $      0.45           $      0.07

Weighted average number of shares outstanding
     Basic                                               3,332,000             3,342,000             3,464,000
     Diluted                                             3,584,000             3,492,000             3,527,000

                    See accompanying notes to consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Years Ended June 30, 2003, 2002, and 2001
                                               (In Thousands, Except Share Data)

                                                      Common stock                                   Treasury Stock
                                                 ---------------------   Additional              ---------------------
                                                 Number of                Paid-in    Retained    Number of
                                                  Shares      Amount      Capital    Earnings      Shares     Amount        Total
                                                 -----------------------------------------------------------------------------------
BALANCE - July 1, 2000                           5,917,352   $      59   $     772   $  36,977   2,418,451   $  (4,449)   $  33,359

   Purchase of treasury shares                          --          --          --          --     153,805        (725)        (725)
   Exercise of employee stock options               21,500          --          59          --          --          --           59
   Net income                                           --          --          --         251          --          --          251
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------
BALANCE - June 30, 2001                          5,938,852          59         831      37,228   2,572,256      (5,174)      32,944

   Purchase of treasury shares                          --          --          --          --      48,800        (243)        (243)
   Exercise of employee stock options               65,400           1         251          --          --          --          252
   Net income (Restated - Note 1)                       --          --          --       1,575          --          --        1,575
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------
BALANCE - June 30, 2002
(Restated - Note 1)                              6,004,252          60       1,082      38,803   2,621,056      (5,417)      34,528

   Purchase of treasury shares                          --          --          --          --     250,000      (2,442)      (2,442)
   Exercise of employee stock options               65,500           1         260          --          --          --          261
   Net income                                           --          --          --       1,010          --          --        1,010
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------
BALANCE - June 30, 2003                          6,069,752   $      61   $   1,342   $  39,813   2,871,056   $  (7,859)   $  33,357
                                                 =========   =========   =========   =========   =========   =========    =========

                    See accompanying notes to consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Years Ended June 30, 2003, 2002, and 2001
                                                                  (In Thousands)

                                                                2003             2002             2001
                                                             ------------------------------------------
                                                                        (Restated Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $  1,010         $  1,575         $    251
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                               1,294            1,529            2,032
     Provision for doubtful accounts                                16              45               78
     Deferred income taxes                                         173             (117)             (69)
   Changes in operating assets and liabilities, net of
     affect from acquisition of business resulting from
     increases and decreases in:
     Accounts receivable                                           872           (1,418)           1,702
     Inventories                                                 2,041            4,271           (3,159)
     Prepaid expenses and other current assets                     366                4              217
     Other assets                                                  (90)             167              (77)
     Accounts payable, accrued expenses, accrued
       salaries and wages, and accrued income taxes                800            1,035              351
                                                              --------         --------         --------

       Net Cash Provided By Operating Activities                 6,482            7,091            1,326
                                                              --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of business, net of cash acquired                    --               --           (7,248)
   Purchases of property, plant, and equipment, net               (752)            (709)          (1,035)
                                                              --------         --------         --------

       Net Cash Used In Investing Activities                      (752)            (709)          (8,283)
                                                              --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                         (7,505)          (6,128)          (4,774)
   Proceeds from long-term debt                                  4,250              200           11,050
   Purchase of treasury shares                                  (2,442)            (243)            (725)
   Proceeds from exercise of employee stock options                261              252               59
                                                              --------         --------         --------

       Net Cash (Used In) Provided By Financing
        Activities                                              (5,436)          (5,919)           5,610
                                                              --------         --------         --------

       Net Increase (Decrease) In Cash and
        Cash Equivalents                                           294              463           (1,347)

CASH AND CASH EQUIVALENTS - Beginning                            1,500            1,037            2,384
                                                              --------         --------         --------

CASH AND CASH EQUIVALENTS - Ending                            $  1,794         $  1,500         $  1,037
                                                              ========         ========         ========

                    See accompanying notes to consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Years Ended June 30, 2003, 2002, and 2001
                                                                  (In Thousands)

                                           2003          2002          2001
                                          -----------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net                      $  733        $1,403        $2,121
  Income taxes paid                       $   15        $   10        $   21

                    See accompanying notes to consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

         Nature of Business

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

         Accounting Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with revenue recognition, concentration of credit risk, inventories, goodwill and income taxes. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         Cash and cash equivalents include approximately $223,000 and $306,000 of short-term time deposits at June 30, 2003 and 2002, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2003 and 2002.

         Inventories

         Inventories are valued at the lower of cost (using the first-in, first-out method) or market.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

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

         Goodwill

         Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

         In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the first quarter of fiscal 2002. That effort, and preliminary assessments of the Company's identifiable intangible assets, indicated that no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The adoption of this statement resulted in the exclusion of approximately $503,000 in amortization expense for the fiscal years ended June 30, 2003 and 2002. The Company has performed its annual impairment evaluation required by this standard and determined that the goodwill is not impaired.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

         Goodwill, continued

         The following table presents adjusted net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142:

                                                                                Year Ended
       (In thousands, except per share data)                                   June 30, 2001
--------------------------------------------------------------------------------------------
Reported net income                                                                 $ 251
  Add back:  Goodwill amortization, net of tax                                        467
                                                                                    -----

         Pro Forma Net Income                                                       $ 718
                                                                                    =====

Basic net earnings per common share:
  Reported net earnings per share
    before SFAS No. 142                                                             $0.07
  SFAS No. 142 effect, net of tax                                                    0.14
                                                                                    -----

         Pro forma Net Earnings Per Share                                           $0.21
                                                                                    =====

Diluted net earnings per common share:
  Reported net earnings per share
    before SFAS No. 142                                                             $0.07
  SFAS No. 142 effect, net of tax                                                    0.13
                                                                                    -----

         Pro forma Net Earnings Per Share                                           $0.20
                                                                                    =====

         Long-Lived Assets

         In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

         Revenue Recognition

         In accordance with SEC Staff Accounting Bulletin Topic 13, Revenue Recognition, the Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) there is a fixed and determinable price for the Company's product, (iii) shipment and passage of title occurs, and (iv) collectibility is reasonably assured. Revenues from merchandise sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of the sale. The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

         Advertising and Promotional Costs

         Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2003, 2002 and 2001 was $1,336,000, $1,084,000 and
         $972,000, respectively.

         Research and Development Costs

         Research and development costs incurred by the Company are charged to expense in the year incurred. Company-sponsored research and development costs of $4,516,000, $4,239,000 and $4,220,000 were charged to expense for the fiscal years ended June 30, 2003, 2002 and 2001, respectively and are included in "Selling, General and Administrative" expenses in the consolidated statements of income.

         Income Taxes

         Deferred income taxes are recognized for the expected future tax consequences of temporary differences between the amounts reflected for financial reporting and tax purposes. Net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. If the Company determines that a deferred tax asset will not be realizable or that a previously reserved deferred tax asset will become realizable, an adjustment to the deferred tax asset will result in a reduction of, or increase to, earnings at that time. The provision (benefit) for income taxes represents U.S. Federal, state and foreign taxes. Through June 30, 2001, the Company's subsidiary in the Dominican Republic, Napco/Alarm Lock Group International, S.A. ("Napco DR"), was not subject to tax in the United States, as a result, no taxes were provided. Effective July 1, 2001, the Company made a domestication election for Napco DR. Accordingly, its income will be subject to taxation in the United States on a going forward basis.

         Prior Period Adjustment

         The Company's financial statements for the year ended June 30, 2002 have been restated to reflect an adjustment of its income tax provision related to the taxation of one of the Company's foreign subsidiaries, Napco DR. As further described in Note 6, in March 2003, the Company made an election with the filing of its income tax return for the fiscal year ended June 30, 2002. As a result, the tax provision and related deferred tax balance sheet accounts have been restated. The effect of this restatement for the fiscal year ended June 30, 2002 is as follows:

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

         Prior Period Adjustment

                                                                           June 30, 2002
                                                               -------------------------------------
                                                               As Previously               As
                                                                 Reported               Restated
                                                               -------------------------------------
                                                                (In thousands, except per share data)
Balance Sheet
  Deferred income taxes- asset                                    $ 1,032                $ 1,184
  Deferred income taxes- liability                                    539                    575
  Total stockholders' equity                                       34,294                 34,528

Statement of Income
  Provision (benefit) for income taxes                            $    18                $  (216)
  Net income                                                        1,341                  1,575
  Earnings per share- basic                                          0.40                   0.47
  Earning per share- diluted                                         0.38                   0.45

         Earnings Per Share

         The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share (Basic EPS) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share (Diluted EPS) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of income.

         The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

                               Net income              Weighted Average Shares       Net income per share
                       -------------------------------------------------------------------------------------
                       2003        2002      2001      2003     2002      2001      2003      2002       2001
                       ----        ----      ----      ----     ----      ----      ----      ----       ----
Basic EPS:             $1,010     $1,575     $251    3,332     3,342    3,464     $ 0.30   $ 0.47      $0.07
Effect of Dilutive
 Securities:
   Employee stock
    options                --         --       --      252       150       63      (0.02)   (0.02)        --
                       ------     ------     ----    -----     -----    -----     ------   ------      -----

Diluted EPS:           $1,010     $1,575     $251    3,584     3,492    3,527     $ 0.28   $ 0.45      $0.07
                       ======     ======     ====    =====     =====    =====     ======   ======      =====

       Options to purchase 28,000, 25,000 and 149,500 shares of common stock for the three fiscal years ended June 30, 2003, 2002 and 2001, respectively, were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods and, accordingly, their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

         Stock-Based Compensation

         The Company accounts for stock-based compensation under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company has elected to continue to apply the intrinsic value method of accounting set forth in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, while providing the required pro forma disclosures as if the fair value method of SFAS No. 123 had been applied.

         Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Accordingly, no compensation cost has been recognized on options granted to employees. SFAS No. 123, requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net earnings and earnings per common share as if the fair value method had been applied to all outstanding awards in each period presented:

                                                                          Year Ended June 30,
                                                                    2003         2002         2001
                                                                 ----------   ----------   ----------
                                                                 (In thousands, except per share data)
Net income, as reported                                          $    1,010   $    1,575   $      251
Deduct: Total stock-based employee compensation
        expense determined under fair value method for
        all awards, net of related tax effects                          329          376          265
                                                                 ----------   ----------   ----------
Pro forma net income                                             $      681   $    1,199   $      (14)
                                                                 ==========   ==========   ==========

Earnings per common share:
 Net earnings per common share - Basic, as reported              $     0.30   $     0.47   $     0.07
                                                                 ==========   ==========   ==========
 Net earnings per common share - Basic, pro forma                $     0.20   $     0.36   $     0.00
                                                                 ==========   ==========   ==========

 Net earnings per common share - Diluted, as reported            $     0.28   $     0.45   $     0.07
                                                                 ==========   ==========   ==========
 Net earnings per common share - Diluted, pro forma              $     0.19   $     0.34   $     0.00
                                                                 ==========   ==========   ==========

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

         Stock-Based Compensation, continued

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                2003          2002          2001
                              -------       -------       -------
Risk-free interest rates         2.71%         3.50%         6.06%
Expected lives                5 years       5 years       5 years
Expected volatility                42%           43%           42%
Expected dividend yields            0%            0%            0%

         Foreign Currency

         All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three years ended June 30, 2003.

         Comprehensive Income

         The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established rules for the reporting of comprehensive income and its components. For the fiscal years ended June 30, 2003, 2002 and 2001, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

         Segment Reporting

         The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical data in note 12, and no additional segment data has been presented.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

         Fair Value of Financial Instruments

         The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 2003 and 2002, management of the Company believes the carrying value of all financial instruments approximated fair value.

         Shipping and Handling Revenues and Costs

         In July 2000, the Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue No. 00-10, Accounting for Shipping and Handling Revenues and Costs. The consensus reached was that all shipping and handling billed to customers is revenue and the costs associated with these revenues may be classified as either cost of sales, or selling, general, and administrative costs, with footnote disclosure as to classification of these costs. This standard required a restatement of prior periods for changes in classification. Beginning fiscal 2001, the Company records the amount billed to customers in net sales and classifies the costs associated with these revenues in cost of sales.

         Derivative Instruments and Hedging Activities

         Effective July 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value.

         In October 2000, the Company entered into an interest rate swap to maintain the value-at-risk inherent in its interest rate exposures. This financial instrument expired in October 2002. This transaction met the requirements for cash flow hedge accounting, as the instrument was designated to a specific debt balance. Accordingly, any gain or loss associated with the difference between interest rates was included as a component of interest expense. The Company does not hold or enter into derivative financial instruments for trading or speculative purposes.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

         New Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It specifically requires that mandatorily redeemable instruments, instruments with obligations to issue a variable number of the issuer's own equity shares, be classified as a liability. Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003 and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will have no impact on the Company's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The Company adopted the disclosure requirements of this interpretation in the fiscal quarter ended March 31, 2003. The adoption of this interpretation did not have a material impact on its consolidated balance sheet, results of operations or cash flows. The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historic as well as current return rates and experience. The changes in the Company's accrued warranty obligation for the period was immaterial.

         In January 2003, as revised December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after March 15, 2004 for other types of entities. The Company does not expect the adoption of FIN 46 will have a material effect on its consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Acquisition of Business

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

NOTE 3 - Business and Credit Concentrations

         The Company had two customers (Customer A and B) with accounts receivable balances that aggregated 44% and 43% of the Company's accounts receivable at June 30, 2003 and 2002, respectively. The Company had one distributor customer (Customer A) that accounted for 19%, 17% and 18% of the Company's net sales in fiscal 2003, 2002 and 2001, respectively. During the past three fiscal years no other customer represented more than 10% of the Company's net sales.

NOTE 4 - Inventories

         Inventories consist of the following:

                            June 30
                    -----------------------
                       2003         2002
                    ----------   ----------
                        (In thousands)
Component parts     $    9,626   $   10,583
Work-in-process          2,443        3,308
Finished products        4,853        5,072
                    ----------   ----------

                    $   16,922   $   18,963
                    ==========   ==========

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Property, Plant, and Equipment

         Property, plant and equipment consist of the following:

                                                                       Useful Life
                                               June 30                   In years
                                         ---------------------    ---------------------
                                           2003        2002
                                         --------    ---------
                                            (In thousands)
Land                                     $    904    $     904                       --
Buildings                                   8,911        8,911                 30 to 40
Molds and dies                              4,360        4,197                   3 to 5
Furniture and fixtures                      1,223        1,141                  5 to 10
Machinery and equipment                    11,823       11,316                  7 to 10
                                                                   Shorter of the lease
Leasehold improvements                        191          191    term or life of asset
                                         --------    ---------

                                           27,412       26,660

Less: accumulated depreciation
      and amortization                     17,946       16,696
                                         --------    ---------

                                         $  9,466    $   9,964
                                         ========    =========

         Depreciation and amortization expense on property, plant, and equipment was approximately $1,254,000, $1,408,000 and $1,510,000 in fiscal 2003,
         2002 and 2001, respectively.

NOTE 6 - Income Taxes

       Provision (benefit) for income taxes consists of the following:

                                                     For the Years Ended June 30
                                                -------------------------------------
                                                   2003         2002          2001
                                                ----------   ----------    ----------
                                                           (In thousands)
Current income taxes:
  Federal                                       $      428   $       --    $       --
  State                                                 --           --            21
  Foreign                                               15           51            23
                                                ----------   ----------    ----------

                                                       443           51            44

Deferred income tax (benefit)                          172         (267)          (69)
                                                ----------   ----------    ----------

         Provision (benefit) for income taxes   $      615   $     (216)   $      (25)
                                                ==========   ==========    ==========

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Income Taxes, continued

         The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows (dollars in thousands):

                                                  For the Years Ended June 30
                                ----------------------------------------------------------------
                                       2003                   2002                   2001
                                ------------------     ------------------     ------------------
                                            % of                   % of                   % of
                                           Pre-Tax                Pre-Tax                Pre-Tax
                                Amount     Income      Amount     Income      Amount     Income
                                -------    -------     -------    -------     -------    -------
Tax at Federal statutory rate   $   553       34.0%    $   462       34.0%    $    77       34.0%
Increases (decreases) in
 taxes resulting from:
  State income taxes, net of
   Federal income tax benefit        --         --          --         --        (202)     (89.4)
  Meals and entertainment            55        3.4          46        3.3          46       20.3
  Amortization of
   nondeductible goodwill            --         --          --         --          36       15.9
  Foreign source income
   and taxes                         19        1.1       2,234      164.3        (890)    (393.8)
  Valuation allowance                --         --      (2,913)    (214.2)        830      367.3
  Other, net                        (12)       (.7)        (45)      (3.3)         78       34.6
                                -------    -------     -------    -------     -------    -------

  Provision (benefit) for
   income taxes                 $   615       37.8%    $  (216)     (15.9)%   $   (25)     (11.1)%
                                =======    =======     =======    =======     =======    =======

         Deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002 are as follows (in thousands):

                                         Current                   Long-Term
                                   Deferred Tax Assets       Deferred Tax Assets
                                      (Liabilities)             (Liabilities)
                                    2003         2002         2003         2002
                                 ----------   ----------   ----------    ----------
Accounts receivable              $      108   $      123   $       --    $       --
Inventories                             847          736           --            --
Accrued liabilities                     249          227           --            --
Goodwill                                 --           --         (338)         (169)
Property, plant and equipment            --           --         (478)         (455)
Alternative minimum tax credit           49           98           --            49
                                 ----------   ----------   ----------    ----------

         Net deferred taxes      $    1,253   $    1,184   $     (816)   $     (575)
                                 ==========   ==========   ==========    ==========

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Income Taxes, continued

         In March 2003, Napco Security Systems, Inc. timely filed its income tax return for the fiscal year ended June 30, 2002. This return included an election to treat one of the Company's foreign subsidiaries, Napco DR, as if it were a domestic corporation beginning July 1, 2001. This election is based on a recently enacted Internal Revenue Code ("Code") provision. As a result of this election, Napco DR is treated, for Federal income tax purposes, as transferring all of its assets to a domestic corporation in connection with an exchange. Although this type of transfer usually results in the recognition of taxable income to the extent of any untaxed earnings and profits, the recently enacted Code provision provides an exemption for applicable corporations. The Company qualifies as an applicable corporation per this Code section, and based on this Code exemption, the Company's tax return treated the transfer of approximately $27,000,000 of Napco DR's untaxed earnings and profits as nontaxable.

         The Internal Revenue service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. Nevertheless, as of June 30, 2002, the Company has removed the $2,225,000 deferred tax asset related to its net operating loss carryforward ("NOL") of $6,545,000. The NOL would have expired through 2017. As a result of the utilization of the NOL for book purposes, the Company has also eliminated the valuation allowance of $2,913,000 during the year ended June 30, 2002. The Company's tax provision utilizes estimates made by management and as such is subject to change as described in Note 1.

         The 1998 through 2002 income tax returns of the United Kingdom subsidiary were examined by the United Kingdom Inland Revenue. The resultant tax liability of $33,000 most of which relates to 1999, is reflected in the revised June 30, 2002 financial statements.

NOTE 7 - Long-Term Debt

         Long-term debt consists of the following:

                                                      June 30
                                              -----------------------
                                                 2003         2002
                                              ----------   ----------
                                                  (In thousands)
Revolving credit and term loan facility (a)   $   11,513   $   13,013
Notes payable (b)                                     --          500
Term loan (c)                                      3,300        5,225
Term loan (d)                                      1,187           --
Deferred acquisition costs, net (e)                   --          514
                                              ----------   ----------

                                                  16,000       19,252

Less: current portion                              1,900        2,664
                                              ----------   ----------

                                              $   14,100   $   16,588
                                              ==========   ==========

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Long-Term Debt, continued

         (a) In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc., and the common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. At June 30, 2003, the interest rate on this debt was 2.93%. The revolving credit agreement will expire in January 2005 and any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 2003, the Company was not in compliance with one covenant related to the agreement described above for which it has received a waiver from its bank.

         (b) In connection with the stock purchase agreement described in Note 9, the Company entered into a term-loan facility in May 1998 with its primary bank for a $2,500,000 term loan. Under the terms of the note, the loan was to be repaid in 60 equal monthly installments of $41,667, plus interest at 7.94%, beginning on July 1, 1998. The Company made its final payment during fiscal 2003.

             In addition, the Company entered into a four-year term loan in the amount of $1,947,880 with its former president in connection with the stock purchase agreement. This note bears interest at 8% and payments began in April 1999. The Company made its final payment during fiscal 2003.

         (c) On July 27, 2000, the Company entered into a five year $8,250,000 secured term loan with its primary bank in connection with the acquisition of Continental Instruments Systems, LLC. Under the agreement, the loan is to be repaid in 60 equal monthly installments of $137,500, plus interest. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 2003, the Company was not in compliance with one covenant related to the agreement described above for which it has received a waiver from its bank.

             The Company entered into an interest rate swap agreement to exchange floating rate for fixed rate interest payments periodically over the life of this agreement. The interest rate swap was designated as a cash flow hedge and the difference between interest paid and received was included as a component of interest expense. The swap contract had a fixed interest rate of 8.68% and terminated on October 30, 2002. The debt instrument bears interest at either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. At June 30, 2003 the interest rate on the debt was 3.41%

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Long-Term Debt, continued

         (d) In connection with the treasury stock repurchase described in Note 9, the Company entered into a five year $1,250,000 term loan from its primary bank. Under this agreement, the loan is to be repaid in 60 equal monthly installments of $20,833, plus interest at a variable rate as defined. At June 30, 2003, the interest rate on this debt was 3.28%.

         (e) In connection with the Continental acquisition described in Note 2, the Company was required to make four scheduled future payments to the former owner, beginning on January 27, 2001 with a final payment, which was made on July 27, 2002. These payments were recorded at their present value using an interest rate of 7%. The difference between the present value and face value of the payments was accounted for as a debt discount and accreted to interest expense over the term of the payments.

         Maturities of long-term debt are as follows:

Year Ending
  June 30                                   Amount
-----------                                 -------
                                         (In thousands)
    2004                                    $ 1,900
    2005                                     13,413
    2006                                        250
    2007                                        250
    2008                                        187
                                            -------

     Total                                  $16,000
                                            =======

NOTE 8 - Stock Options

         In November 1992, the stockholders approved a 10-year extension of the already-existing 1982 Incentive Stock Option Plan (the 1992 Plan). The 1992 Plan authorized the granting of awards, the exercise of which would allow up to an aggregate of approximately 816,000 shares of the Company's common stock to be acquired by the holders of such awards. The 1992 Plan terminated in October 2002. As of June 30, 2003, there were 491,000 stock options granted to employees and directors of which 395,000 were exercisable.

         In December 2002, the stockholders approved the 2002 Employee Stock Option Plan (the 2002 Plan). The 2002 Plan authorizes the granting of awards, the exercise which would allow up to an aggregate of 340,000 shares of the Company's common stock to be acquired by the holders of such awards. Under the 2002 Plan, the Company may grant stock options, which are intended to qualify as incentive stock options (ISOs), to key employees, officers and employee directors. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Stock Options, continued

         Under the 2002 Plan, stock options have been granted to employees and directors for terms of up to 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2003, 151,000 stock options were granted, 189,000 stock options were available for grant, and 30,000 stock options were exercisable under this plan.

         The following table reflects activity under the 1992 and 2002 Plans for the fiscal years ended:

                                                                 June 30
                                   ------------------------------------------------------------------
                                           2003                   2002                   2001
                                   --------------------   --------------------   --------------------
                                               Weighted               Weighted               Weighted
                                                average                average                average
                                               exercise               exercise               exercise
                                    Shares       price     Shares       price     Shares      price
                                   --------    --------   --------    --------   --------    --------
Outstanding at beginning of year    558,700    $   3.71    576,850    $   3.51    499,850    $   3.33
Granted                             161,000        9.80     56,000        5.95    109,500        4.18
Exercised                           (65,500)       3.98    (65,400)       3.85    (22,000)       2.64
Forfeited                            (3,000)       3.88     (2,000)       3.88     (6,000)       3.79
Canceled/lapsed                      (9,000)       3.88     (6,750)       3.87     (4,500)       2.64
                                   --------    --------   --------    --------   --------    --------

Outstanding at end of year          642,200    $   5.21    558,700    $   3.71    576,850    $   3.51
                                   ========    ========   ========    ========   ========    ========

Exercisable at end of year          425,200    $   3.92    365,980    $   3.49    312,610    $   3.47
                                   ========    ========   ========    ========   ========    ========
Weighted average fair value of
 options granted                   $   3.90               $   2.45               $   1.76

         The following table summarizes information about stock options outstanding at June 30, 2003:

                                     Options outstanding              Options exercisable
                           --------------------------------------   ------------------------
                                             Weighted
                                             average     Weighted                   Weighted
                               Number       remaining     average      Number       average
                           outstanding at  contractual   exercise   exercisable at  exercise
Range of exercise prices   June 30, 2003      life         price    June 30, 2003     price
------------------------   --------------  -----------   --------   -------------   --------
$3.00 to $3.86                   312,900           0.8   $   3.07         295,100   $   3.07
$3.87 to $3.99                    43,200           2.0       3.88          25,400       3.88
$4.00 to $6.38                   125,100           2.5       5.09          72,500       4.83
$6.39 to $10.16                  161,000           4.8       9.80          32,200       9.80
                           -------------   -----------   --------   -------------   --------

                                 642,200          2.23   $   5.21         425,200   $   3.92
                           =============   ===========   ========   =============   ========

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Stock Options, continued

         In September 2000, the stockholders approved a 10 year extension of the already existing 1990 nonemployee stock option plan (the 2000 Plan) to encourage nonemployee directors and consultants of the Company to invest in the Company's stock. The 2000 Plan provides for the granting of nonqualified stock options, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 2000 Plan provides that the option price will not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable at 20% per year and expire five years after the date of grant. The Company has adopted SFAS No. 123 to account for stock-based compensation awards granted to nonemployee consultants, under which a compensation cost is recognized for the fair value of the options granted as of the date of grant. Under this plan as of June 30, 2003, 2002 and 2001, 40,000 options were granted to directors with a weighted average exercise price of $4.13 and a weighted average remaining contractual life of 2.2 years. There were no options exercised, cancelled, or forfeited under the 2000 Plan during the years ended June 30, 2003, 2002 and 2001. As of June 30, 2003, 2002 and 2001 respectively, 24,000, 16,000 and 8,000 stock options were exercisable under this plan. No compensation expense was recorded for stock options granted to directors.

NOTE 9 - Stock Purchase

         On May 28, 1998, the Company entered into a stock purchase agreement with its former president, which called for the purchase by the Company of all the shares of the Company's common stock held by the former president (889,576 shares) at a price of $5 per share, in connection with the former president's retirement. The agreement also contained consulting and noncompete agreements, each with a period of ten years. Upon closing, $2,500,000 of the purchase price was paid to the former president with the proceeds of the term loan described in note 7(b). The remaining purchase price was paid over a 4 year period according to the terms of a note issued to the former president. The common stock purchased is included in treasury stock as of June 30, 2003 and 2002.

         In January 2003, the Company repurchased 250,000 shares of its common stock from two stockholders, unaffiliated with the Company, at $9.75 per share, a discount from its then current trading price of $10.01. The transaction was approved by the board of directors and the purchase price of $2,437,500 was financed through the Company's revolving line of credit and a new five year term loan from its primary bank for $1,250,000. The term loan is being repaid in 60 equal monthly installments commencing on April 30, 2003.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - 401(k) Plan

         The Company maintains a 401(k) plan covering all U.S. employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $73,000, $70,000, and $63,000 for the fiscal years ended 2003, 2002 and
         2001, respectively.

NOTE 11 - Commitments and Contingencies

         Leases

         The Company is committed under various operating leases, which do not extend beyond fiscal 2010. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows:

Year Ending
  June 30:                              Amount
-----------                            --------
    2004                               $139,000
    2005                                 96,000
    2006                                 77,000
    2007                                 43,000
    2008                                 35,000
 Thereafter                              62,000
                                       --------

        Total                          $452,000
                                       ========

         Rent expense, with the exception of the land lease referred to below, totaled approximately $321,000, $319,000 and $432,000 for the three fiscal years ended June 30, 2003, 2002 and 2001, respectively.

         Land Lease

         On April 26, 1993, one of the Company's foreign subsidiaries entered into a 99 year lease for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $288,000, on which the Company's principal production facility is located.

         Letters of Credit

         At June 30, 2003, the Company was committed for approximately $464,000 under open commercial letters of credit.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies, continued

         Litigation

         In August 2001, the Company became a defendant in a product related lawsuit, in which the plaintiff seeks damages of approximately $17,000,000. This action is being defended by the Company's insurance company on behalf of the Company. Management believes that the action is without merit and plans to have this action vigorously defended.

         In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

         Employment Agreements

         As of June 30, 2003, the Company was obligated under four employment agreements and one severance agreement. Compensation under the agreements includes annual salaries approximating $1,047,000. The employment agreements provide for annual bonuses based upon sales and profits, or a formula to be determined by the Board of Directors, and various severance payments as defined in each agreement. One agreement, with current annual compensation of $453,000, includes additional compensation of 100,000 stock options that vest 20% per year or upon a change in control, as defined, and a termination payment in an amount equal to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined. The employment agreements expire at various times through June 2008.

NOTE 12 - Geographical Data

         The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe, and South America.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Geographical Data, continued

         The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for the fiscal years ended June 30, 2003, 2002, and 2001:

                                         2003       2002       2001
                                       --------   --------   --------
                                               (In thousands)
Sales to external customers(1):
  Domestic                             $ 47,965   $ 46,652   $ 44,819
  Export                                  9,375      9,184      9,952
                                       --------   --------   --------

                                       $ 57,340   $ 55,836   $ 54,771
                                       ========   ========   ========

Identifiable assets:
  United States                        $ 39,005   $ 40,955   $ 38,282
  Foreign(2)                             18,344     19,797     25,395
                                       --------   --------   --------

                                       $ 57,349   $ 60,752   $ 63,677
                                       ========   ========   ========


         (1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of total net sales.

         (2) Foreign identifiable assets consist primarily of inventories and fixed assets, which are located at the Company's principal manufacturing facility in the Dominican Republic.

                                                                     SCHEDULE II

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                               VALUATION AND QUALIFYING ACCOUNTS

                                       Years Ended June 30, 2003, 2002, and 2001
                                                                  (In Thousands)

           Column A                                         Column B           Column C          Column D           Column E
---------------------------------------------------------------------------------------------------------------------------------
                                                           Balance at         Charged to                           Balance at
                                                          beginning of        costs and                              end of
         Description                                         period            expenses        Deductions (1)        period
---------------------------------------------------------------------------------------------------------------------------------
For the year ended June 30, 2001:

  Allowance for doubtful accounts
   (deducted from accounts receivable)                      $ 622                $ 78             $  --              $ 700

For the year ended June 30, 2002:

  Allowance for doubtful accounts
   (deducted from accounts receivable)                      $ 700                $ 45             $ 352              $ 393

For the year ended June 30, 2003:

  Allowance for doubtful accounts
   (deducted from accounts receivable)                      $ 393                $ 16             $ 194              $ 215

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

                                  See accompanying independent auditor's report.

                                Index to Exhibits

Ex-10.I  Amended and Restated Employment Agreement with Richard Soloway                 E-1

Ex-10.R  Amendment No. 10 to the Loan and Security Agreement                            E-11

Ex-14.0  Code of Ethics                                                                 E-17

Ex-21.0  Subsidiaries of the Registrant                                                 E-18

Ex-23.1  Consent of Independent Auditors                                                E-19

Ex-23.2  Notice regarding consent of Arthur Andersen LLP                                E-20

Ex-24.1  Power of Attorney                                                              E-21

Ex-31.1  Section 302 Certification of Chief Executive Officer                           E-22

Ex-31.2  Section 302 Certification of Chief Financial Officer                           E-23

Ex-32.1  Certification of Chief Executive Officer Pursuant to 18 USC Section 1350
         and Section 906 of Sarbanes - Oxley Act of 2002                                E-24

Ex-32.2  Certification of Chief Financial Officer Pursuant to 18 USC Section 1350
         and Section 906 of Sarbanes - Oxley Act of 2002                                E-25