Form 10-Q
period 2003-09-30
NAPCO SECURITY SYSTEMS INC
filed 2004-02-13
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ______.

Commission File number: 0-10004

                           NAPCO SECURITY SYSTEMS, INC
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                        11-2277818
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
 incorporation of organization)                             Number)

     333 Bayview Avenue
     Amityville, New York                                    11701
-------------------------------                   ------------------------------
         (Address)                                         (Zip Code)

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

                      Yes [ ]                  No [X]

Number of shares outstanding of each of the issuer's classes of common stock, as of: JANUARY 30, 2004

                COMMON STOCK, $.01 PAR VALUE PER SHARE  3,220,016

                                                                        Page
                                                                        ----

PART I: FINANCIAL INFORMATION (unaudited)

         ITEM I. Financial Statements

         NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
         INDEX - SEPTEMBER 30, 2003

Condensed Consolidated Balance Sheets, September 30, 2003 and
June 30, 2003                                                             3

Condensed Consolidated Statements of Operations for the Three
Months ended September 30, 2003 and 2002                                  4

Condensed Consolidated Statements of Cash Flows for the Three
Months ended September 30, 2003 and 2002                                  5

Notes to Condensed Consolidated Financial Statements                      6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                    10

PART II:  OTHER INFORMATION                                              15

SIGNATURE PAGE                                                           16

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002                                               17

PART I:  FINANCIAL INFORMATION (unaudited)

ITEM II.  Financial Statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                              September 30,       June 30,
                                                                                  2003              2003
                                                                              -------------       --------
                                                                            (in thousands, except share data)
                            ASSETS

Current Assets:
     Cash                                                                       $  1,426          $ 1,794
     Accounts receivable, less reserve for doubtful accounts:
               September 30, 2003         $    247
               June 30, 2003              $    215                                12,157           17,425
     Inventories, net (Note 3)                                                    18,957           16,922
     Prepaid expenses and other current assets                                     1,164              525
     Deferred income taxes                                                         1,253            1,253
                                                                                --------          -------

        Total current assets                                                      34,957           37,919

     Property, Plant and Equipment, net                                            9,283            9,466
     Goodwill                                                                      9,686            9,686
     Other assets                                                                    194              278
                                                                                --------          -------

                                                                                $ 54,120          $57,349
                                                                                ========          =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                                          $  1,900          $ 1,900
     Accounts payable                                                              3,025            3,374
     Accrued expenses                                                              1,468            1,812
     Accrued salaries and wages                                                    1,292            1,501
     Accrued income taxes                                                            393              489
                                                                                --------          -------

          Total current liabilities                                                8,078            9,076
Long-term debt                                                                    12,126           14,100
Deferred income taxes                                                                816              816
                                                                                --------          -------

          Total liabilities                                                       21,020           23,992
                                                                                --------          -------

Shareholders' Equity:
     Common stock, par value $.01 per share; 21,000,000 shares
        authorized, 6,076,172 and 6,069,752 shares issued, respectively;
        3,205,116 and 3,198,696 shares outstanding, respectively                      61               61
     Additional paid-in capital                                                    1,367            1,342
     Retained earnings                                                            39,531           39,813
     Less: Treasury stock, at cost (2,871,056 shares)                             (7,859)          (7,859)
                                                                                --------          -------

        Total stockholders' equity                                                33,100           33,357
                                                                                --------          -------

                                                                                $ 54,120          $57,349
                                                                                ========          =======

See accompanying notes to condensed consolidated financial statement

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                         ---------------------
                                                                                         2003             2002
                                                                                         ----             ----
                                                                                                   (restated; see Note 1)
                                                                                   (in thousands, except share and per share data)
Net Sales                                                                             $    9,835         $   11,725
Cost of Sales                                                                              6,852              8,677
                                                                                      ----------         ----------

         Gross profit                                                                      2,983              3,048
Selling, General and Administrative Expenses                                               3,277              3,281
                                                                                      ----------         ----------

         Operating loss                                                                     (294)              (233)
                                                                                      ----------         ----------

Interest Expense, net                                                                        128                249
Other (Income) Expense, net                                                                   12               (200)
                                                                                      ----------         ----------

                                                                                             140                 49
                                                                                      ----------         ----------

         Loss before benefit for income taxes                                               (434)              (282)
Benefit for income taxes                                                                    (152)               (99)
                                                                                      ----------         ----------

         Net loss                                                                     $     (282)        $     (183)
                                                                                      ==========         ==========

Net loss per share (Note 4):                                  Basic                   $    (0.09)        $    (0.05)
                                                                                      ==========         ==========

                                                              Diluted                 $    (0.09)        $    (0.05)
                                                                                      ==========         ==========

Weighted average number of shares outstanding (Note 4):       Basic                    3,201,906          3,393,796
                                                                                      ==========         ==========

                                                              Diluted                  3,201,906          3,393,796
                                                                                      ==========         ==========

See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                   Three Months Ended
                                                                     September 30,
                                                                  -------------------
                                                                  2003           2002
                                                                  ----           ----
                                                                      (in thousands)
Net Cash Provided by Operating Activities                        $  1,664       $  1,626
                                                                 --------       --------

Cash Flows used in Investing Activities:
         Net purchases of property, plant and equipment               (83)          (266)
                                                                 --------       --------

Cash Flows from Financing Activities:
         Proceeds from long-term debt                                   -            500
         Proceeds from exercise of employee stock options              25            215
         Principal payments on long-term debt                      (1,974)        (1,010)
                                                                 --------       --------

                  Net cash used in financing activities            (1,949)          (295)
                                                                 --------       --------
Net Increase (decrease) in Cash                                      (368)         1,065

Cash, Beginning of Period                                           1,794          1,500
                                                                 --------       --------

Cash, End of Period                                              $  1,426       $  2,565
                                                                 ========       ========

Cash Paid During the Period for:

         Interest                                                $    129       $    246
                                                                 ========       ========

         Income taxes                                            $     95       $      -
                                                                 ========       ========

See accompanying notes to condensed consolidated financial statement.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.)      Summary of Significant Accounting Policies and Other Disclosures

         The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the quarterly period ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

         The unaudited Condensed Consolidated Financial Statements include the accounts of the Company after elimination of all material inter-company balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2003 Consolidated Financial Statements, except as disclosed.

         Advertising and Promotional Costs

         Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Operations. Advertising expense for the three months ended September 30, 2003 and 2002 was $381,000 and $443,000, respectively.

         Research and Development Costs

         Research and development costs incurred by the Company are charged to expense in the period incurred. Company-sponsored research and development costs of $1,284,000 and $1,345,000 were charged to expense for the three months ended September 30, 2003 and 2002, respectively and are included in "Cost of sales" in the Consolidated Statements of Operations.

         Concentration of Credit Risk

         An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. We have two major customers that accounted for approximately $989,000, or 10%, and $2,651,000, or 23%, of our
         consolidated net sales for the three months ended September 30, 2003 and September 30, 2002, respectively. These two customers accounted for $3,904,000, or 32%, and $7,665,000, or 44%,of our accounts receivable as of September 30, 2003 and June 30, 2003, respectively. The largest of these two customers accounted for $692,000, or 7%, and $1,774,000, or 15%, of sales for the three months ended September 30, 2003 and September 30, 2002, respectively. The largest customer accounted for $3,643,000, or 30%, and $3,787,000, or 22%, of accounts receivable at
         September 30, 2003 and June 30, 2003, respectively. These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $247,000 and $215,000 as of September 30, 2003 and June 30, 2003, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

         Prior Period Adjustment

         The Company's financial statements for the three months ended September 30, 2002 have been restated to reflect an adjustment of its income tax provision related to the taxation of one of the Company's foreign subsidiaries, Napco/Alarm Lock Grupo International S.A. As further described in Note 6 of the Company's 10-K for June 30, 2003, in March 2003, the Company made an election with the filing of its income tax return for the fiscal year ended June 30, 2002. As a result, the tax provision and related deferred tax balance sheet accounts have been restated.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES

The effect of this restarement on the Company's operations for the three months ended September 30, 2002 is as follows (in thousands except per share data):

                                       As Previously Reported   As Restated
                                       ----------------------   -----------
Provision/(benefit) for income taxes         $    5               ($  99)
Net loss                                       (287)                (183)
Earnings per share: Basic                    ($0.08)               (0.05)
Earnings per share: Diluted                  ($0.08)               (0.05)

2)       Employee Stock-based Compensation

         As of September 30, 2003, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended June 30, 2003. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly, no compensation cost has been recognized. The Company adopted the disclosure portion of Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on earnings and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

                                                                   Three Months
                                                                Ended September 30,
                                                              ---------------------
                                                              2003             2002
                                                              ----             ----
                                                                   (unaudited)
                                                       (in thousands, except per share data)
Net loss, as reported                                       $  (282)         $  (183)
Deduct:  Total stock-based employee compensation
         expense determined under fair value method
         for all awards, net of related tax effects             (53)             (58)
                                                            -------          -------
Pro forma net loss                                          $  (335)         $  (241)
                                                            =======          =======

Loss per common share:
         Basic - as reported                                $ (0.09)         $ (0.05)
                                                            =======          =======
         Basic - pro forma                                  $ (0.10)         $ (0.07)
                                                            =======          =======

         Diluted - as reported                              $ (0.09)         $ (0.05)
                                                            =======          =======
         Diluted - pro forma                                $ (0.10)         $ (0.07)
                                                            =======          =======

3.)      Inventories

Inventories consist of:

                          September 30,         June 30,
                             2003                 2003
                          -------------         --------
                                    (in thousands)
Component parts           $     10,784          $  9,626
Work-in-process                  2,736             2,443
Finished products                5,437             4,853
                          ------------          --------
                          $     18,957          $ 16,922
                          ============          ========

For interim financial statements, inventories are calculated using a gross profit percentage.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES

4.)      Earnings Per Common Share

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, earnings per common share amounts ("Basic EPS") were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution ("Diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

         Options to purchase 478,000 shares of common stock in the three months ended September 30, 2003 were not included in the computation of Diluted EPS because the Company incurred a loss for the three months, therefore the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

         Options to purchase 360,380 shares of common stock in the three months ended September 30, 2002 were not included in the computation of Diluted EPS because the Company incurred a loss for the three months, therefore the impact would have been anti-dilutive. These options were still outstanding at the end of the period

5.)      Long Term Debt

         In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York, common stock of three of the Company's subsidiaries and certain other assets of Napco Security Systems, Inc. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. The revolving credit agreement will expire in January, 2005 and any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. Subsequent to September 30, 2003 the Company was not in compliance with one of the non-financial covenants in this agreement which related directly to the Company's delay in filing its Form 10-K for fiscal 2003 and this Form 10-Q. The Company has since received the appropriate waivers from its bank and filed the aforementioned Form 10-K.

6)       Geographical Data

         The revenues attributable to the Company's domestic and foreign operations for the periods presented are summarized in the following tabulation (in thousands):

                                          Three Months
                                       Ended September 30,
                                      ---------------------
                                      2003             2002
                                      ----             ----
                                           (unaudited)
Sales to external customers(1):
    Domestic                        $ 7,974          $ 9,573
    Foreign                           1,861            2,152
                                    -------          -------
    Total Net Sales                 $ 9,835          $11,725
                                    =======          =======

         (1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one country in excess of 10% of Net Sales.

7)       Commitments and Contingencies

         As previously reported, on or about August 27, 2001, a five-count Verified Complaint was filed against NAPCO Security Group and Alarm Lock Systems, Inc. by Jose Ramirez and Glenda Ramirez in the Supreme Court of State of New York, County of the Bronx. The Verified Complaint seemingly seeks fifteen million dollars ($15,000,000) in damages on behalf of Mr. Ramirez based on theories including strict liability in tort, negligence, breach of warranty, failure to warn, etc. The Verified Complaint also seeks

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES

         damages in the amount of two million dollars ($2,000,000) on behalf of Ms. Ramirez based on an allegation that she has been, and forever will be, "deprived of the society, services, companionship consortium and support of" Mr. Ramirez based on the personal injuries he suffered in a fire which purportedly occurred on November 5, 1999. This case was consolidated with the related case concerning the same incident, captioned Jose Ramirez and Glenda Ramirez v. Mark T. Miller, Chelsea Gardens Owners Corp.,Eichner Rudd Management Associates, Ltd., Napco Security Group and Alarm Lock Systems, Inc., asserting the same claims against the Company. The action is being defended by NAPCO's insurance company on behalf of NAPCO. The Alarm Lock product in question has been tested and still functions correctly, and the Company believes that action is without merit. NAPCO plans to have this action vigorously defended.

         In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Napco Security Systems, Inc
Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risk and uncertainties, including but not limited to: changes in political and economic conditions; changes in demand for the Company's products; acceptance of new products; changes in conditions in the various geographical markets where the Company does business; technology developments affecting the Company's products; changes in laws and regulations; and to those matters discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require, in some cases, that certain estimates and assumptions be made that affect the amounts and disclosures reported in the those financial statements and the related accompanying notes. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external advice. Actual results could differ from these estimates, assumptions and judgments and these differences could be material. The following critical accounting policies, some of which are impacted significantly by estimates, assumptions and judgments, affect the Company's consolidated financial statements. Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; goodwill and other intangible assets; and income taxes.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. We have two major customers that accounted for approximately $989,000, or 10%, and $2,651,000, or 23%, of our consolidated net sales for the three months ended September 30, 2003 and September 30, 2002, respectively. These two customers accounted for $3,904,000, or 32%, and $7,665,000, or 44%,of our accounts receivable as of September 30, 2003 and June 30, 2003, respectively. The largest of these two customers accounted for $692,000, or 7%, and $1,774,000, or 15%, of sales for the three months ended September 30, 2003 and September 30, 2002 respectively. The largest customer accounted for $3,643,000, or 30%, and $3,787,000, or 22%, of accounts receivable at September 30, 2003 and June 30, 2003, respectively. These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $247,000 and $215,000 as of September 30, 2003 and June 30, 2003, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES

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

We also record an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated fair market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage based on age, historical trends and requirements to support forecasted sales. In addition, and as necessary, we may establish specific inventory obsolescence reserves for known or anticipated events. For interim financial statements, inventories are calculated using a gross profit percentage.

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

Income taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

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

Results of Operations

Sales for the three months ended September 30, 2003 decreased by 16% to $9,835,000 as compared to $11,725,000 for the same period a year ago. The decrease in net sales for the three months was primarily due to the Company experiencing lower burglar alarm sales, principally as a result of a major distributor's introduction of its company-wide inventory reduction program, which reduced its purchasing levels.

The Company's gross profit for the three months ended September 30, 2003 decreased by $65,000 to $2,983,000 or 30.3% of sales as compared to $3,048,000 or 26.0% of sales for the same period a year ago. This decrease in dollars are due primarily to the decrease in sales as discussed above. The increase in gross margin as a percentage of sales was primarily due to lower labor and freight costs, due in part to a favorable change in the exchange rate relating to the Company's Dominican Republic manufacturing facility.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended September 30, 2003 remained relatively constant at $3,277,000, or 33.3% of sales, as compared to $3,281,000, or 28.0% of sales a year ago. The increase as a percentage of net sales is due primarily to the decrease in net sales as offset slightly by reduced variable expenses.

Interest expense for the three months ended September 30, 2003 decreased by $121,000 to $128,000 from $249,000 for the same period a year ago. This decrease for the three months resulted primarily from a reduction in the Company's average outstanding debt and a decrease in interest rates available to the Company.

Other income/expense changed from income of $200,000 in the first three months of fiscal 2003 to expense of $12,000 for the same period in fiscal 2004. This change was primarily the result of the Company settling litigation which it had initiated as the plaintiff and realizing a gain of approximately $210,000. This gain was recorded as Other Income during the quarter ended September 30, 2002.

The Company had a benefit for income taxes for the three months September 30, 2003 of $152,000 as compared to a benefit of $99,000, as restated, for the same period a year ago. The tax benefits are calculated using an effective tax rate of 35%.

Net income decreased by $99,000 to a loss of ($282,000) or ($0.09) per share for the three months ended September 30, 2003 as compared to a loss of ($183,000) or ($0.05) per share, as restated, for the same period a year ago. These changes were primarily due to the items discussed above.

Liquidity and Capital Resources

During the three months ended September 30, 2003 the Company utilized a portion of its cash generated from operations to reduce certain of its outstanding borrowings, purchase property, plant and equipment and invest in additional inventory as discussed below. During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2005.

Accounts Receivable at September 30, 2003 decreased $5,268,000 to $12,157,000 as compared to $17,425,000 at June 30, 2003. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2003 as compared to the quarter ended September 30, 2003.

Inventory at September 30, 2003 increased by $2,035,000 to $18,957,000 as compared to $16,922,000 at June 30, 2003. This increase was primarily the result of the Company's level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters.

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

Other than the $8,250,000 and $1,250,000 loans described above, the Company's bank debt consisted of an $18,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit. In February 2004 the Company's bank approved an extension of the expiration date of the secured revolving credit agreement from July 2004 to February 2005. As of September 30, 2003, the Company was in compliance with all covenants in this agreement. Subsequent to September 30, 2003 the Company was not in compliance with one of the non-financial covenants in this agreement which related directly to the Company's delay in filing its Form 10-K for fiscal 2003 and this Form 10-Q. The Company has since received the appropriate waivers from its bank and filed the aforementioned Form 10-K.

As of September 30, 2003 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES

Business Outlook

We believe the business outlook for our industry has shown signs of improvement in recent months. Strengthening consumer confidence, slightly lower unemployment rates, and recently-enacted changes in U.S. tax legislation appear to have benefited the American economy, resulting in continued advances in the gross domestic product. Housing starts remain strong with interest rates at their lowest levels in over 40 years, and recent comments by the Federal Reserve Board suggest a "patient" approach toward future interest rate increases. These factors seem to have had a positive impact on business and consumer spending habits which could have a positive impact on the Company's incoming order trends. If these apparent signs of economic recovery can be sustained, we believe the longer-term outlook is promising as well. As the economy strengthens, however, it is also possible that costs associated with production (including raw materials, freight, salaries, utilities and marketing expenses such as advertising) may increase. We cannot reasonably predict when, or to what extent, events may occur which could impact the availability of such resources and/or their related cost to the Company.

We continue to believe that there is considerable interest on the part of businesses and consumers to invest in security. We also believe that this interest has, until recently, been restrained by such factors as high unemployment and sluggish consumer confidence levels. As the economy improves and this interest in business and home security continues to emerge, as we anticipate it will, we believe we will be well positioned to take advantage of the long-awaited increase in demand as a result of our established products and our vertically-integrated business model.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facilities) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At December 31, 2003 an aggregate amount of approximately $13,500,000 was outstanding under these facilities. If these borrowings remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $135,000 in interest that year.

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

Forward-looking Information

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. Factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, inability to refinance, adverse tax consequences of offshore of operations, distribution problems, unforeseen environmental liabilities and the uncertain military, political and economic conditions in the world. These and other risks are detailed in Part I, Item 1 and elsewhere in this Form 10-Q. The Company assumes no obligation to update publicly the Forward-Looking Statements contained herein, whether as a result of new information, future events or otherwise, except as may be required by law.

We assume no responsibility to update forward-looking statements made herein or otherwise.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES

ITEM 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13 a - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the first quarter of fiscal year 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

         There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject, except:

         As previously reported, on or about August 27, 2001, a five-count Verified Complaint was filed against NAPCO Security Group and Alarm Lock Systems, Inc. by Jose Ramirez and Glenda Ramirez in the Supreme Court of State of New York, County of the Bronx. The Verified Complaint seemingly seeks fifteen million dollars ($15,000,000) in damages on behalf of Mr. Ramirez based on theories including strict liability in tort, negligence, breach of warranty, failure to warn, etc. The Verified Complaint also seeks damages in the amount of two million dollars ($2,000,000) on behalf of Ms. Ramirez based on an allegation that she has been, and foreverwill be, "deprived of the society, services, companionship consortium and support of" Mr. Ramirez based on the personal injuries he suffered in a fire which purportedly occurred on November 5, 1999. This case was consolidated with the related case concerning the same incident, captioned Jose Ramirez and Glenda Ramirez
         v. Mark T. Miller, Chelsea Gardens Owners Corp., Eichner Rudd Management Associates, Ltd., Napco Security Group and Alarm Lock Systems, Inc., asserting the same claims against the Company. The action is being defended by NAPCO's insurance company on behalf of NAPCO. The Alarm Lock product in question has been tested and still functions correctly, and the Company believes that action is without merit. NAPCO plans to have this action vigorously defended.

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

February 13, 2004

                           NAPCO SECURITY SYSTEMS, INC
                                  (Registrant)

By: /s/ Richard Soloway
   ------------------------------
        Richard Soloway
        Chairman of the Board of Directors, President
         and Secretary
        (Chief Executive Officer)

By: /s/ Kevin S. Buchel
   ------------------------------
        Kevin S. Buchel
        Senior Vice President of Operations and Finance
         and Treasurer
        (Principal Financial and Accounting Officer)