Form 10-Q
period 2003-12-31
NAPCO SECURITY SYSTEMS INC
filed 2004-02-13
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2003

[ ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                                 ----------

        -----------.

Commission File number: 0-10004

                           NAPCO SECURITY SYSTEMS, INC
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                       11-2277818
------------------------------------           ---------------------------------
  (State or other jurisdiction of                 (IRS Employer Identification
   incorporation of organization)                           Number)

     333 Bayview Avenue
     Amityville, New York                                    11701
-----------------------------                 ----------------------------------
         (Address)                                          (Zip Code)

                                 (631) 842-9400
                -------------------------------------------------
               (Registrant's telephone number including area code)

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

                                                                                               Page
                                                                                             --------
PART I: FINANCIAL INFORMATION (unaudited)

         ITEM I. Financial Statements

         NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
         INDEX - DECEMBER 31, 2003

                  Condensed Consolidated Balance Sheets, December 31, 2003 and
                  June 30, 2003                                                                  3

                  Condensed Consolidated Statements of Operations for the Three
                  Months ended December 31, 2003 and 2002                                        4

                  Condensed Consolidated Statements of Operations for the Six
                  Months ended December 31, 2003 and 2002                                        5

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months ended December 31, 2003 and 2002                                        6

                  Notes to Condensed Consolidated Financial Statements                           7

                  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         12

PART II: OTHER INFORMATION                                                                      18

SIGNATURE PAGE                                                                                  19

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002                                                                      20

PART I: FINANCIAL INFORMATION (unaudited)

ITEM 1. Financial Statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                 December 31,                June 30,
                                                                                     2003                      2003
                                                                              -----------------          ----------------
                                                                                   (in thousands, except share data)
                             ASSETS
Current Assets:
       Cash                                                                     $       1,794               $     1,794
       Accounts receivable, less reserve for doubtful accounts:
                December 31, 2003           $    276
                June 30, 2003               $    215                                   13,257                    17,425
       Inventories, net (Note 2)                                                       17,479                    16,922
       Prepaid expenses and other current assets                                        1,025                       525
       Deferred income taxes                                                            1,253                     1,253
                                                                                -------------               -----------

         Total current assets                                                          34,808                    37,919
       Property, Plant and Equipment, net                                               9,152                     9,466
       Goodwill                                                                         9,686                     9,686
       Other assets                                                                       182                       278
                                                                                -------------               -----------

                                                                                $      53,828               $    57,349
                                                                                =============               ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt                                        $       1,900               $     1,900
       Accounts payable                                                                 2,771                     3,374
       Accrued expenses                                                                 1,050                     1,812
       Accrued salaries and wages                                                       1,122                     1,501
       Accrued income taxes                                                               634                       489
                                                                                -------------               -----------

                Total current liabilities                                               7,477                     9,076
Long-term debt                                                                         11,650                    14,100
Deferred income taxes                                                                     816                       816
                                                                                -------------               -----------

                Total liabilities                                                      19,943                    23,992
                                                                                -------------               -----------

Shareholders' Equity:
       Common stock, par value $.01 per share; 21,000,000 shares authorized,
          6,091,072 and 6,069,752 shares issued, respectively;
          3,220,016 and 3,198,696 shares outstanding, respectively                         61                        61
       Additional paid-in capital                                                       1,424                     1,342
       Retained earnings                                                               40,259                    39,813
       Less: Treasury stock, at cost (2,871,056 shares)                                (7,859)                   (7,859)
                                                                                -------------               -----------

                Total stockholders' equity                                             33,885                    33,357
                                                                                -------------               -----------

                                                                                $      53,828               $    57,349
                                                                                =============               ===========

See accompanying notes to condensed consolidated financial statement

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                             Three Months Ended
                                                                                                 December 31,
                                                                                -------------------------------------------
                                                                                      2003                    2002
                                                                                ------------------   ----------------------
                                                                                                     (restated; see Note 1)
                                                                                 (in thousands, except share and per share data)
Net Sales                                                                         $        14,629           $    13,859
Cost of Sales                                                                              10,077                10,290
                                                                                  ---------------           -----------
         Gross profit                                                                       4,552                 3,569
Selling, General and Administrative Expenses                                                3,305                 3,145
                                                                                  ---------------           -----------
         Operating income                                                                   1,247                   424
                                                                                  ---------------           -----------
Interest Expense, net                                                                         102                   187
Other Expense, net                                                                             24                    13
                                                                                  ---------------           -----------
                                                                                              126                   200
                                                                                  ---------------           -----------
         Income before provision for income taxes                                           1,121                   224
Provision for income taxes                                                                    393                    79
                                                                                  ---------------           -----------
         Net income                                                               $           728           $       145
                                                                                  ===============           ===========
Net income per share (Note 4):                                Basic               $          0.23           $      0.04
                                                                                  ===============           ===========
                                                              Diluted             $          0.21           $      0.04
                                                                                  ===============           ===========
Weighted average number of shares outstanding (Note 4):       Basic                     3,215,776             3,423,346
                                                                                  ===============           ===========
                                                              Diluted                   3,488,567             3,654,569
                                                                                  ===============           ===========

      See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                ------------------------------------------
                                                                                       2003                      2002
                                                                                ------------------  ----------------------
                                                                                                    (restated; see Note 1)
                                                                                 (in thousands, except share and per share data)
Net Sales                                                                         $        24,464       $       25,584
Cost of Sales                                                                              16,929               18,967
                                                                                  ---------------       --------------
         Gross profit                                                                       7,535                6,617
Selling, General and Administrative Expenses                                                6,582                6,426
                                                                                  ---------------       --------------
         Operating income                                                                     953                  191
                                                                                  ---------------       --------------
Interest Expense, net                                                                         230                  436
Other (Income) expense, net                                                                    36                 (187)
                                                                                  ---------------       --------------
                                                                                              266                  249
                                                                                  ---------------       --------------
         Income (loss) before provision (benefit) for income taxes                            687                  (58)
Provision (benefit) for income taxes                                                          241                  (20)
                                                                                  ---------------       --------------
         Net income (loss)                                                        $           446       $          (38)
                                                                                  ===============       ==============
Net income (loss) per share (Note 4):                         Basic               $          0.14       $        (0.01)
                                                                                  ===============       ==============
                                                              Diluted             $          0.13       $        (0.01)
                                                                                  ===============       ==============
Weighted average number of shares outstanding (Note 4):       Basic                     3,210,083            3,393,796
                                                                                  ===============       ==============
                                                              Diluted                   3,486,129            3,393,796
                                                                                  ===============       ==============

See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                ---------------------------------------
                                                                                      2003                     2002
                                                                                ---------------          --------------
                                                                                             (in thousands)
Net Cash Provided by Operating Activities                                       $         2,592          $       3,132
                                                                                ---------------          -------------
Cash Flows used in Investing Activities:
         Net purchases of property, plant and equipment                                    (224)                  (456)
                                                                                ---------------          -------------
Cash Flows from Financing Activities:
         Proceeds from long-term debt                                                         -                    500
         Proceeds from exercise of employee stock options                                    82                    237
         Principal payments on long-term debt                                            (2,450)                (3,050)
                                                                                ---------------          -------------
                  Net cash used in financing activities                                  (2,368)                (2,313)
                                                                                ---------------          -------------
Net Increase in Cash                                                                          -                    363

Cash, Beginning of Period                                                                 1,794                  1,500
                                                                                ---------------          -------------
Cash, End of Period                                                             $         1,794          $       1,863
                                                                                ===============          =============
Cash Paid During the Period for:

         Interest                                                               $           237          $         438
                                                                                ===============          =============
         Income taxes                                                           $            95          $           -
                                                                                ===============          =============

See accompanying notes to condensed consolidated financial statement.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.)      Summary of Significant Accounting Policies and Other Disclosures

         The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the quarterly period ended December 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

         Advertising and Promotional Costs

         Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Operations. Advertising expense for the three months ended December 31, 2003 and 2002 was $263,000 and $208,000, respectively. Advertising expense for the six months ended December 31, 2003 and 2002 was $645,000 and $651,000, respectively.

         Research and Development Costs

         Research and development costs incurred by the Company are charged to expense in the period incurred. Research and Development expense for the three months ended December 31, 2003 and 2002 was $1,269,000 and $1,313,000, respectively. Research and Development expense for the six months ended December 31, 2003 and 2002 was $2,553,000 and $2,577,000,
         respectively. These expenses are included in "Cost of sales" in the Condensed Consolidated Statements of Operations.

         Concentration of Credit Risk

         An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. We have two major customers that accounted for approximately $963,000, or 7%, and $3,035,000, or 22%, of our
         consolidated net sales for the three months ended December 31, 2003 and December 31, 2002, respectively. These two major customers accounted for approximately $2,408,000, or 10%, and $5,686,000, or 22%, of our
         consolidated net sales for the six months ended December 31, 2003 and December 31, 2002, respectively. These two customers accounted for $3,565,000, or 27%, and $7,665,000, or 44%,of our accounts receivable as of December 31, 2003 and June 30, 2003, respectively. The largest of these two customers accounted for $881,000, or 6%, and $2,032,000, or 15%, of sales for the three months ended December 31, 2003 and December 31, 2002, respectively. The largest of these two customers accounted for $1,574,000, or 6%, and $3,805,000, or 15%, of sales for the six months ended December 31, 2003 and December 31, 2002, respectively. The largest customer accounted for $3,565,000, or 27%, and $3,787,000, or 22%, of accounts receivable at December 31, 2003 and June 30, 2003, respectively. These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $247,000 and $215,000 as of September 30, 2003 and June 30, 2003, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

         Prior Period Adjustment

         The Company's financial statements for the three and six months ended December 31, 2002 have been restated to reflect an adjustment of its income tax provision related to the taxation of one of the Company's foreign subsidiaries, Napco/Alarm Lock Grupo

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

         International S.A. As further described in Note 6 of the Company's 10-K for June 30, 2003, in March 2003, the Company made an election with the filing of its income tax return for the fiscal year ended June 30, 2002. As a result, the tax provision and related deferred tax balance sheet accounts have been restated.

         The effect of this restatment on the Company's operations for the three and six months ended December 31, 2002 is as follows (in thousands except per share data):

                                                  As Previously Reported              As Restated
                                                  ----------------------              -----------
                                                           (in thousands except per share data)
Three months ended December 31, 2002:
       Provision for income taxes                         $   5                          $  79
       Net income                                           219                            145
       Earnings per share: Basic                          $0.06                           0.04
       Earnings per share: Diluted                        $0.06                           0.04

Six months ended December 31, 2002:
       Provision/(benefit) for income taxes               $  10                         ($  20)
       Net loss                                             (68)                           (38)
       Loss per share: Basic                             ($0.02)                         (0.01)
       Loss per share: Diluted                           ($0.02)                         (0.01)

2.)      Employee Stock-based Compensation

         As of December 31, 2003, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended June 30, 2003. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly, no compensation cost has been recognized. The Company adopted the disclosure portion of Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net earnings and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

                                                                     Three Months                      Six Months
                                                                  Ended December 31,                Ended December 31,
                                                              -------------------------          ------------------------
                                                                2003           2002 (1)            2003           2002(1)
                                                              -------          --------          -------          -------
                                                                                      (unaudited)
                                                                         (in thousands, except per share data)
Net income (loss), as reported                                $   728          $   145           $   446          $   (38)
Deduct:  Total stock-based employee compensation
         expense determined under fair value method
         for all awards, net of related tax effects                (1)             (50)              (54)            (108)
                                                              -------          -------           -------          -------
Pro forma net income (loss)                                   $   727          $    95           $   392          $  (146)
                                                              =======          =======           =======          =======

Net income (loss) per common share:
         Basic - as reported                                  $  0.23          $  0.04           $  0.14          $ (0.01)
                                                              =======          =======           =======          =======
         Basic - pro forma                                    $  0.23          $  0.03           $  0.12          $ (0.04)
                                                              =======          =======           =======          =======

         Diluted - as reported                                $  0.21          $  0.04           $  0.13          $ (0.01)
                                                              =======          =======           =======          =======
         Diluted - pro forma                                  $  0.21          $  0.03           $  0.11          $ (0.04)
                                                              =======          =======           =======          =======

(1)  Fiscal 2002 information is presented as restated. See Note 1.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

3.)      Inventories

         Inventories consist of:

                                  December 31,     June 30,
                                     2003            2003
                                   --------        -------
                                        (in thousands)
Component parts                    $  9,943        $ 9,626
Work-in-process                       2,523          2,443
Finished products                     5,013          4,853
                                   --------        -------
                                   $ 17,479        $16,922
                                   ========        =======

         For interim financial statements, inventories are calculated using a gross profit percentage.

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

         A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows:

                                                 Three months ended December 31, 2003
                                                 (in thousands, except per share data)
                                                ----------------------------------------
                                                 Net Income       Shares       Per Share
                                                (numerator)   (denominator)     Amounts
                                                -----------   -------------    ---------
Net income                                      $       728               -            -
                                                -----------   -------------     --------

BASIC EPS
Net income attributable to common stock         $       728           3,216     $   0.23

EFFECT OF DILUTIVE SECURITIES
Options                                         $         -             273    ($   0.02)
                                                -----------   -------------     --------

DILUTED EPS
Net income attributable to common stock
    and assumed option exercises                $       728           3,489     $   0.21
                                                ===========   =============     ========

         Options to purchase 31,000 shares of common stock in the three months ended December 31, 2003 were not included in the computation of Diluted EPS because the option price was in excess of the average market price for the three months ended December 31, 2003. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

                                                Three months ended December 31, 2002 (as restated)
                                                       (in thousands, except per share data)
                                                --------------------------------------------------
                                                 Net Income             Shares           Per Share
                                                (numerator)         (denominator)         Amounts
                                                -----------         -------------        ---------
Net income                                      $       145                     -                -
                                                -----------         -------------        ---------

BASIC EPS
Net income attributable to common stock         $       145                 3,423        $    0.04

EFFECT OF DILUTIVE SECURITIES
Options                                         $         -                   232                -
                                                -----------         -------------        ---------

DILUTED EPS
Net income attributable to common stock
    and assumed option exercises                $       145                 3,655        $    0.04
                                                ===========         =============        =========

                                                        Six months ended December 31, 2003
                                                       (in thousands, except per share data)
                                                --------------------------------------------------
                                                 Net Income             Shares           Per Share
                                                (numerator)         (denominator)         Amounts
                                                -----------         -------------        ---------
Net income                                      $       446                     -                -
                                                -----------         -------------        ---------

BASIC EPS
Net income attributable to common stock         $       446                 3,210        $    0.14

EFFECT OF DILUTIVE SECURITIES
Options                                         $         -                   276       ($    0.01)
                                                -----------         -------------        ---------

DILUTED EPS
Net income attributable to common stock
    and assumed option exercises                $       446                 3,486        $    0.13
                                                ===========         =============        =========

         Options to purchase 33,200 shares of common stock in the six months ended December 31, 2003 were not included in the computation of Diluted EPS because the option price was in excess of the average market price for the six months ended December 31, 2003. These options were still outstanding at the end of the period.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

                                                 Six months ended December 31, 2002 (as restated)
                                                       (in thousands, except per share data)
                                                --------------------------------------------------
                                                 Net Loss              Shares           Per Share
                                                (numerator)         (denominator)         Amounts
                                                -----------         -------------        ---------
Net loss                                        $       (38)                    -                -
                                                -----------         -------------        ---------

BASIC EPS
Net loss attributable to common stock           $       (38)                3,394       ($    0.01)

EFFECT OF DILUTIVE SECURITIES
Options                                         $         -                     -                -
                                                -----------         -------------        ---------

DILUTED EPS
Net loss attributable to common stock
    and assumed option exercises                $       (38)                3,394       ($    0.01)
                                                ===========         =============        =========

         Options to purchase 372,660 shares of common stock in the six months ended December 31, 2002 were not included in the computation of Diluted EPS because the Company incurred a loss for the six months, therefore the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

5)       Long Term Debt

         In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York, common stock of three of the Company's subsidiaries and certain other assets of Napco Security Systems, Inc The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. The revolving credit agreement will expire in January, 2005 and any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of December 31, 2003 the Company was not in compliance with one of the non-financial covenants in this agreement which related directly to the Company's delay in filing is Form 10-K for fiscal 2003 and its Form 10-Q for the three months ended September 30, 2003. The Company has since received the appropriate waivers from its bank and filed the aforementioned Form 10-K and Form 10-Q.

6.)      Geographical Data

         The revenues attributable to the Company's domestic and foreign operations for the periods presented are summarized in the following tabulation (in thousands):

                                       Three Months                     Six Months
                                     Ended December 31,             Ended December 31,
                                    --------------------           --------------------
                                      2003         2002              2003         2002
                                    -------      -------           -------      -------
Sales to external customers(1):
    Domestic                        $12,174      $11,284           $20,148      $20,856
    Foreign                           2,455        2,575             4,316        4,728
                                    -------      -------           -------      -------
    Total Net Sales                 $14,629      $13,859           $24,464      $25,584
                                    =======      =======           =======      =======

(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one country in excess of 10% of Net Sales.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

Napco Security Systems, Inc.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. We have two major customers that accounted for approximately $963,000, or 7%, and $3,035,000, or 22%, of our consolidated net sales for the three months ended December 31, 2003 and December 31, 2002, respectively. These two major customers accounted for approximately $2,408,000, or 10%, and $5,686,000, or 22%, of our consolidated net sales for the six months ended December 31, 2003 and December 31, 2002, respectively. These two customers accounted for $3,565,000, or 27%, and $7,665,000, or 44%,of our accounts receivable as of December 31, 2003 and June 30, 2003, respectively. The largest of these two customers accounted for $881,000, or 6%, and $2,032,000, or 15%, of sales for the three months ended December 31, 2003 and December 31, 2002, respectively. The largest of these two customers accounted for $1,574,000, or 6%, and $3,805,000, or 15%, of sales for the six months ended December 31, 2003 and December 31, 2002, respectively. The largest customer accounted for $3,565,000, or 27%, and $3,787,000, or 22%, of accounts receivable at December 31, 2003 and June 30, 2003, respectively. These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $247,000 and $215,000 as of September 30, 2003 and June 30, 2003, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Results of Operations

Sales for the three months ended December 31, 2003 increased by 6% to $14,629,000 as compared to $13,859,000 for the same period a year ago. Sales for the six months ended December 31, 2003 decreased by 4% to $24,464,000 as compared to $25,584,000 for the same period a year ago. The increase in net sales for the three months ended December 31, 2003 was primarily due to increased sales of the Company's door locking and access control products. The decrease in net sales for the six months ended December 31, 2003 was primarily due to the aforementioned increased sales in the Company's door locking and access control products, as partially offset by lower burglar alarm sales principally as a result of a major distributor's introduction of its company-wide inventory reduction program, which reduced its purchasing levels. During the quarter ended December 31, 2003, the Company began the process of realigning its burglar alarm products distribution network which culminated in the termination of the aforementioned major burglar alarm distributor. The Company reallocated its burglar alarm products business across its extensive national network of independent distributors.

The Company expects that this new burglar alarm products distribution structure will generate increased sales and provide more meaningful distribution, because the Company's burglar alarm dealer brand loyalty and appreciation for its quality products is stronger than ever.

The Company's gross profit for the three months ended December 31, 2003 increased by $983,000 to $4,552,000 or 31.1% of sales as compared to $3,569,000 or 25.8% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2003 increased by $918,000 to $7,535,000 or 30.8% of sales as compared to $6,617,000 or 25.9% of sales for the same period a year ago. The changes in dollars for the three and six months ended December 31, 2003 are due primarily to the increase in sales in second quarter as discussed above as well as the increase in gross margin as a percentage of sales. The increase in gross margin as a percentage of sales was primarily due to lower manufacturing overhead costs due, in part, to a favorable change in the exchange rate relating to the Company's Dominican Republic manufacturing facility.

Selling, general and administrative expenses for the three months ended December 31, 2003 remained relatively constant at $3,305,000, or 22.6 % of sales, as compared to $3,145,000, or 22.7% of sales a year ago. For the six months ended December 31, 2003 selling, general and administrative expenses remained relatively constant at $6,582,000, or 26.9% of sales, as compared to $6,426,000, or 25.1% of sales a year ago.

Interest expense for the three months ended December 31, 2003 decreased by $85,000 to $102,000 from $187,000 for the same period a year ago. Interest expense for the six months ended December 31, 2003 decreased by $206,000 to $230,000 from $436,000 for the same period a year ago. These changes for the three and six months resulted primarily from two factors; a reduction in the Company's average outstanding debt and a decrease in interest rates available to the Company.

Other income/expense for the three months ended December 31, 2003 increased by $11,000 to $24,000 from $13,000 for the same period a year ago. Other Income/expense for the six months ended December 31, 2003 increased by $223,000 to an expense of $36,000 from income of $187,000 for the same period a year ago. The change for the six months resulted primarily from the Company settling litigation during the quarter ended September 30, 2002 which it had initiated as the plaintiff and realized a gain of approximately $210,000. This gain was recorded as Other Income during the quarter ended September 30, 2002.

The Company had a provision for income taxes for the three months ended December 31, 2003 of $393,000 as compared to a provision of $79,000, as restated, for the same period a year ago. The Company had a provision for income taxes for the six months ended December 31, 2003 of $241,000 as compared to a benefit of ($20,000), as restated, for the same period a year ago. The tax provisions and benefit are calculated using an effective tax rate of 35%.

Net income increased by $583,000 to $728,000 or $0.23 per share for the three months ended December 31, 2003 as compared to $145,000 or $0.04 per share, as restated, for the same period a year ago. Net income increased by $484,000 to $446,000 or $0.14 per share for the six months ended December 31, 2003 as compared to a loss of ($38,000) or ($0.01) per share, as restated, for the same period a year ago. These changes were primarily due to the items discussed above.

Liquidity and Capital Resources

During the six months ended December 31, 2003 the Company utilized a portion of its cash generated from operations to reduce certain of its outstanding borrowings, purchase property, plant and equipment and invest in additional inventory as discussed below. During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the second quarter of fiscal 2005.

Accounts Receivable at December 31, 2003 decreased $4,168,000 to $13,257,000 as compared to $17,425,000 at June 30, 2003. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2003 as compared to the quarter ended December 31, 2003.

Inventory at December 31, 2003 increased by $557,000 to $17,479,000 as compared to $16,922,000 at June 30, 2003. This slight increase was primarily the result of the Company's level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters as partially offset by the increase in net sales during the second quarter.

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

Other than the $8,250,000 and $1,250,000 loans described above, the Company's bank debt consisted of an $18,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit. In February 2004 the Company's bank approved an extension of the expiration date of the secured revolving credit agreement from July 2004 to January 2005. As of December 31, 2003 the Company was not in compliance with one of the non-financial covenants in this agreement which related directly to the Company's delay in filing its Form 10-K for fiscal 2003 and its Form 10-Q for the three months ended September 30, 2003. The Company has since received the appropriate waivers from its bank and filed the aforementioned Form 10-K and Form 10-Q.

As of December 31, 2003 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

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

ITEM 4:  Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13 a - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the second quarter of fiscal year 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits     None

(b)      Form 8-K Filings

              (i) On December 29, 2003 the Company announced that it had resolved its previously disclosed international tax matter and also released its unaudited results for fiscal 2003.

              (ii) On December 15, 2003 the Company announced that it had replaced its accountants, KPMG LLP, with Marcum & Kliegman LLP prior to the completion of KPMG's audit of the Company's financial statements for fiscal 2003 along with KPMG's response.

              (iii) On October 16, 2003 the Company announced that it had been notified by NASDAQ that it was not in compliance with its filing requirements due to the as yet unfiled form 10-K for fiscal 2003 and that its ticker symbol would become NSSCE throughout this delinquency period.

              (iv) On October 14, 2003 the Company announced that its 10-K filing for fiscal 2003 would be delayed by an unresolved international tax matter.

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