Form 10-Q
period 2004-03-31
NAPCO SECURITY SYSTEMS INC
filed 2004-05-07
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________.

Commission File number:                               0-10004
                                    --------------------------------------------

                           NAPCO SECURITY SYSTEMS, INC
                  --------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                    11-2277818
--------------------------------------------                -------------
       (State or other jurisdiction of              (IRS Employer Identification
       incorporation of organization)                          Number)

333 Bayview Avenue
Amityville, New York                                                     11701
--------------------                                                  ----------
     (Address)                                                        (Zip Code)

                                 (631) 842-9400
               --------------------------------------------------
               (Registrant's telephone number including area code)

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

             Yes   [X]                           No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

             Yes   [ ]                           No  [X]

Number of shares outstanding of each of the issuer's classes of common stock, as of: APRIL 27, 2004

               COMMON STOCK, $.01 PAR VALUE PER SHARE      6,960,636

                                                                                                     Page
                                                                                                     ----
PART I:  FINANCIAL INFORMATION

         ITEM I.      Financial Statements (unaudited)

              NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
              INDEX - MARCH 31, 2004

                  Condensed Consolidated Balance Sheets, March 31, 2004 and
                  June 30, 2003                                                                         3

                  Condensed Consolidated Statements of Operations for the Three
                  Months ended March 31, 2004 and 2003                                                  4

                  Condensed Consolidated Statements of Operations for the Nine
                  Months ended March 31, 2004 and 2003                                                  5

                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Months ended March 31, 2004 and 2003                                                  6

                  Notes to Condensed Consolidated Financial Statements                                  7

         ITEM II.      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                        14

         ITEM III.    Quantitative and Qualitative Disclosures About Market Risk                      17

         ITEM IV.     Controls and Procedures                                                         18

PART II:  OTHER INFORMATION                                                                           19

SIGNATURE PAGE                                                                                        21

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                         March 31,             June 30,
                                                                                           2004                 2003
                                                                                         -----------           ---------
                                                                                                         (restated, see Note 1)
                                                                                          (in thousands, except share data)
                                   ASSETS
Current Assets:
       Cash                                                                             $     1,488           $   1,794
       Accounts receivable, less reserve for doubtful accounts:
                March 31, 2004              $    305
                June 30, 2003               $    215                                         15,905              17,425
       Inventories, net (Note 3)                                                             16,464              16,922
       Prepaid expenses and other current assets                                                623                 525
       Deferred income taxes                                                                  1,253               1,253
                                                                                        -----------           ---------
         Total current assets                                                                35,733              37,919

       Property, Plant and Equipment, net                                                     9,086               9,466
       Goodwill                                                                               9,686               9,686
       Other assets                                                                             169                 278
                                                                                        -----------           ---------
                                                                                        $    54,674           $  57,349
                                                                                        ===========           =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt                                                $     1,900           $   1,900
       Accounts payable                                                                       3,027               3,374
       Accrued expenses                                                                         805               1,812
       Accrued salaries and wages                                                             1,496               1,501
       Accrued income taxes                                                                     924                 489
                                                                                        -----------           ---------
                Total current liabilities                                                     8,152               9,076

Long-term debt                                                                               10,175              14,100
Deferred income taxes                                                                           816                 816
                                                                                        -----------           ---------
                Total liabilities                                                            19,143              23,992
                                                                                        -----------           ---------
Shareholders' Equity (Note 1):
       Common stock, par value $.01 per share; 21,000,000 shares authorized,
          6,960,632 and 6,397,392 shares issued, respectively;
          6,960,632 and 6,397,392 shares outstanding, respectively                               70                  64
       Retained earnings                                                                     35,461              33,293
                                                                                        -----------           ---------
Total stockholders' equity                                                                   35,531              33,357
                                                                                        -----------           ---------
                                                                                        $    54,674           $  57,349
                                                                                        ===========           =========

      See accompanying notes to condensed consolidated financial statement

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                        -------------------------------
                                                                                           2004                 2003
                                                                                        -----------          ----------
                                                                                                        (restated; see Note 1)
                                                                                  (in thousands, except share and per share data)
Net Sales                                                                               $    14,742          $   13,406
Cost of Sales                                                                                10,120               9,910
                                                                                        -----------          ----------
         Gross profit                                                                         4,622               3,496
Selling, General and Administrative Expenses                                                  3,363               3,487
                                                                                        -----------          ----------
         Operating income                                                                     1,259                   9
                                                                                        -----------          ----------
Interest Expense, net                                                                           101                 141
Other Expense, net                                                                               30                  69
                                                                                        -----------          ----------
         Other expense                                                                          131                 210
                                                                                        -----------          ----------
         Income (loss) before provision (benefit) for income taxes                            1,128                (201)
Provision (benefit) for income taxes                                                            394                 (65)
                                                                                        -----------          ----------
         Net income (loss)                                                              $       734          $     (136)
                                                                                        ===========          ==========
Net income (loss) per share (Note 1 and Note 4):              Basic                     $      0.11          $    (0.02)
                                                                                        ===========          ==========
                                                              Diluted                   $      0.11          $    (0.02)
                                                                                        ===========          ==========
Weighted average number of shares outstanding
    (Note 1 and Note 4):                                      Basic                       6,706,752           6,607,392
                                                                                        ===========          ==========
                                                              Diluted                     6,947,574           6,607,392
                                                                                        ===========          ==========

      See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                        -------------------------------
                                                                                           2004                 2003
                                                                                        -----------          ----------
                                                                                                        (restated; see Note 1)
                                                                                  (in thousands, except share and per share data)
Net Sales                                                                               $    39,206          $   38,990
Cost of Sales                                                                                27,049              28,877
                                                                                        -----------          ----------
         Gross profit                                                                        12,157              10,113
Selling, General and Administrative Expenses                                                  9,945               9,913
                                                                                        -----------          ----------
         Operating income                                                                     2,212                 200
                                                                                        -----------          ----------
Interest Expense, net                                                                           331                 577
Other (Income) expense, net                                                                      66                (118)
                                                                                        -----------          ----------
         Other expense                                                                          397                 459
                                                                                        -----------          ----------
         Income (loss) before provision (benefit) for income taxes                            1,815                (259)
Provision (benefit) for income taxes                                                            635                 (85)
                                                                                        -----------          ----------
         Net income (loss)                                                              $     1,180          $     (174)
                                                                                        ===========          ==========
Net income (loss) per share (Note 1 and Note 4):              Basic                     $      0.18          $    (0.03)
                                                                                        ===========          ==========
                                                              Diluted                   $      0.17          $    (0.03)
                                                                                        ===========          ==========
Weighted average number of shares outstanding
   (Note 1 and Note 4):                                       Basic                       6,555,282           6,697,492
                                                                                        ===========          ==========
                                                              Diluted                     6,772,018           6,697,492
                                                                                        ===========          ==========

     See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                        -------------------------------
                                                                                           2004                 2003
                                                                                        -----------          ----------
                                                                                                 (in thousands)
Net Cash Provided by Operating Activities                                               $     3,173          $    4,180

Cash Flows used in Investing Activities:
         Net purchases of property, plant and equipment                                        (444)               (606)
                                                                                        -----------          ----------
Cash Flows from Financing Activities:
         Proceeds from long-term debt                                                         1,000               4,250
         Proceeds from exercise of employee stock options                                       890                 259
         Principal payments on long-term debt                                                (4,925)             (5,377)
         Payments for purchase of treasury stock                                                  -              (2,442)
                                                                                        -----------          ----------
                  Net cash used in financing activities                                      (3,035)             (3,310)
                                                                                        -----------          ----------
Net Increase (Decrease) in Cash                                                                (306)                264

Cash, Beginning of Period                                                                     1,794               1,500
                                                                                        -----------          ----------
Cash, End of Period                                                                     $     1,488          $    1,764
                                                                                        ===========          ==========
Cash Paid During the Period for:

         Interest                                                                       $       336          $      586
                                                                                        ===========          ==========
         Income taxes                                                                   $        96          $       14
                                                                                        ===========          ==========

     See accompanying notes to condensed consolidated financial statement.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.)   Summary of Significant Accounting Policies and Other Disclosures

      The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the quarterly period ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

      Advertising and Promotional Costs

      Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Operations and are expensed as incurred. Advertising expense for the three months ended March 31, 2004 and 2003 was $193,000 and $330,000, respectively. Advertising expense for the nine months ended March 31, 2004 and 2003 was $838,000 and $981,000, respectively.

      Research and Development Costs

      Research and development costs incurred by the Company are charged to expense in the period incurred. Research and Development expense for the three months ended March 31, 2004 and 2003 was $1,332,000 and $1,568,000, respectively. Research and Development expense for the nine months ended March 31, 2004 and 2003 was $3,885,000 and $4,145,000, respectively. These expenses are included in "Cost of sales" in the Condensed Consolidated Statements of Operations.

      Business Concentration and Credit Risk

      An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. We have three major customers as follows:

                  Sales for the three months ended March 31,
                 -------------------------------------------
                         2004                   2003
                 ------------------  -----------------------
                     $          %         $              %
                 ---------    -----  ----------        -----
Customer A       1,329,212     9.0%    794,757          5.9%
Customer B       1,123,274     7.6%         (1)           -
Customer C              (1)      -   3,556,226         26.5%
                 ---------    ----   ---------         ----
                 2,452,486    16.6%  4,350,983         32.4%

                  Sales for the nine months ended March 31,
                 -------------------------------------------
                         2004                   2003
                 ------------------  -----------------------
                     $          %         $              %
                 ---------    -----  ----------        -----
Customer A       2,902,857     7.4%   2,675,917         6.9%
Customer B       2,333,896     6.0%          (1)          -
Customer C              (1)      -    7,384,462        18.9%
                 ---------    ----    ---------        ----
                 5,236,753    13.4%  10,060,379        25.8%

                          Accounts Receivable as of:
                 -------------------------------------------
                   March 31, 2004         June 30, 2003
                 -------------------------------------------
                     $          %         $              %
                 ---------    -----   ---------        -----
Customer A       4,028,310    25.3%   3,877,694        22.3%
Customer B       2,014,406    12.7%          (1)          -
Customer C              (1)      -    3,787,173        21.7%
                 ---------    ----    ---------        ----
                 6,042,716    38.0%   7,664,867        44.0%

(1)   The customer did not qualify as a major customer in this period.

      These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $305,000 and $215,000 as of March 31, 2004 and June 30, 2003, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

      Stock Options

      During the three and nine months ended March 31, 2004 the Company granted 52,000 stock options to employees. In addition, 260,300 and 281,620 options were exercised during the three and nine months ended March 31, 2004, respectively.

      Stock Split

      In March 2004, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of the Companys common stock payable to stockholders of record on April 13, 2004. The additional shares were distributed on April 27, 2004. The Company utilized all 2,871,056 of its shares held as Treasury stock as of April 27, 2004 plus an additional 609,260 shares in paying this stock dividend. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders' equity as a result of the stock split. The retroactive effect of the two-for-one stock split within Stockholders' Equity at June 30, 2003 is as follows (in thousands):

                                   As reported    Effect of Stock Split     As adjusted
                                   -----------    ---------------------     -----------
Common stock                       $        61         $         3           $      64

Additional paid-in capital               1,342              (1,342)                  -

Retained earnings                       39,813              (6,520)             33,293

Less: Treasury stock, at cost           (7,859)              7,859                   -
                                   -----------         -----------           ---------
Total Stockholders' equity         $    33,357         $         -           $  33,357
                                   ===========         ===========           =========

      Prior Period Adjustment

      The Company's financial statements for the three and nine months ended March 31, 2003 have been restated to reflect an adjustment of its income tax provision related to the taxation of one of the Company's foreign subsidiaries, Napco/Alarm Lock Grupo International S.A. As further described in Note 6 of the Company's 10-K for June 30, 2003, in March 2003, the Company made an election with the filing of its income tax return for the fiscal year ended June 30, 2002. As a result, the tax provision and related deferred tax balance sheet accounts have been restated.

      The effect of this restatement on the Company's operations for the three and nine months ended March 31, 2003 is as follows (in thousands, except per share data) (restated to reflect two-for-one stock split as previously discussed):

                                                   As Previously Reported     As Restated
                                                    ----------------------     -----------
                                                     (in thousands except per share data)
Three months ended March 31, 2003:
       Provision (Benefit) for income taxes        $            5             $    (65)
       Net loss                                              (206)                (136)
       Earnings per share: Basic                            (0.03)               (0.02)
       Earnings per share: Diluted                          (0.03)               (0.02)

Nine months ended March 31, 2003:
       Provision (Benefit) for income taxes        $            15            $    (85)
       Net loss                                               (274)               (174)
       Earnings per share: Basic                             (0.04)              (0.03)
       Earnings per share: Diluted                           (0.04)              (0.03)

2.)   Employee Stock-based Compensation

      As of March 31, 2004, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended June 30, 2003. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly, no compensation cost has been recognized. The Company adopted the disclosure portion of Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on earnings and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

                                                                    Three Months                        Nine Months
                                                                   Ended March 31,                     Ended March 31,
                                                              ------------------------           ------------------------
                                                               2004            2003(1)             2004           2003(1)
                                                              -------          -------           --------         -------
                                                                                     (unaudited)
                                                                        (in thousands, except per share data)
Net income (loss), as reported                                $   734          $  (136)          $  1,180         $  (174)
Deduct:  Total stock-based employee compensation
         expense determined under fair value method
         for all awards, net of related tax effects               (63)            (263)              (118)           (370)
                                                              -------          -------           --------         -------
Pro forma net earnings, attributable to common stock          $   671          $  (399)          $  1,062         $  (544)
                                                              =======          =======           ========         =======

Earnings per common share (1):
         Basic - as reported                                  $  0.11          $ (0.02)          $   0.18         $ (0.03)
                                                              =======          =======           ========         =======
         Basic - pro forma                                    $  0.10          $ (0.06)          $   0.16         $ (0.08)
                                                              =======          =======           ========         =======
         Diluted - as reported                                $  0.11          $ (0.02)          $   0.17         $ (0.03)
                                                              =======          =======           ========         =======
         Diluted - pro forma                                  $  0.10          $ (0.06)          $   0.16         $ (0.08)
                                                              =======          =======           ========         =======

              (1) Information is presented as restated. See Note 1.

3.)   Inventories

Inventories consist of:

                      March 31,         June 30,
                        2004             2003
                     ----------       -----------
                            (in thousands)
Component parts      $    9,366       $     9,626
Work-in-process           2,377             2,443
Finished products         4,721             4,853
                     ----------       -----------
                     $   16,464       $    16,922
                     ==========       ===========

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

      A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (Information restated as described in Note 1):

                                                                  Three months ended March 31, 2004
                                                                (in thousands, except per share data)
                                                  -----------------------------------------------------------
                                                  Net Income               Shares                   Per Share
                                                  (numerator)          (denominator)                 Amounts
                                                  -----------          -------------                ---------
Net income                                         $    734                    -                          -
                                                   --------                -----                      -----
BASIC EPS
Net income attributable to common stock            $    734                6,707                      $0.11

EFFECT OF DILUTIVE SECURITIES
Options                                            $      -                  241                          -
                                                   --------                -----                      -----

DILUTED EPS
Net income attributable to common stock
    and assumed option exercises                   $    734                6,948                      $0.11
                                                   ========                =====                      =====

      Options to purchase 10,000 shares of common stock in the three months ended March 31, 2004 were not included in the computation of Diluted EPS because the option price was in excess of the average market price for the three months ended March 31, 2004. These options were still outstanding at the end of the period.

                                           Three months ended March 31, 2003 (as restated)
                                               (in thousands, except per share data)
                                             -------------------------------------------
                                             Net Income          Shares        Per Share
                                             (numerator)     (denominator)     Amounts
                                             -----------     -------------     ----------
Net loss                                     $     (136)             -               -
                                             ----------          -----          ------
BASIC EPS
Net income attributable to common stock      $     (136)         6,607          $(0.02)

EFFECT OF DILUTIVE SECURITIES
Options                                      $        -              -               -
                                             ----------          -----          ------
DILUTED EPS
Net loss attributable to common stock
    and assumed option exercises             $     (136)         6,607          $(0.02)
                                             ==========          =====          ======

      Options to purchase 843,720 shares of common stock in the three months ended March 31, 2003 were not included in the computation of Diluted EPS because the Company incurred a loss for the nine months, therefore the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

                                                 Nine months ended March 31, 2004
                                               (in thousands, except per share data)
                                             -------------------------------------------
                                             Net Income          Shares        Per Share
                                             (numerator)     (denominator)     Amounts
                                             -----------     -------------     ----------
Net income                                   $    1,180              -               -
                                             ----------          -----          ------

BASIC EPS
Net income attributable to common stock      $    1,180          6,555          $ 0.18

EFFECT OF DILUTIVE SECURITIES
Options                                      $        -            217          $(0.01)
                                             ----------          -----          ------

DILUTED EPS
Net income attributable to common stock
    and assumed option exercises             $    1,180          6,772          $ 0.17
                                             ==========          =====          ======

      Options to purchase 60,800 shares of common stock in the nine months ended March 31, 2004 were not included in the computation of Diluted EPS because the option price was in excess of the average market price for the nine months ended March 31, 2004. These options were still outstanding at the end of the period.

                                           Nine months ended March 31, 2003 (as restated)
                                               (in thousands, except per share data)
                                             -------------------------------------------
                                             Net Income          Shares        Per Share
                                             (numerator)     (denominator)     Amounts
                                             -----------     -------------     ----------

Net loss                                     $     (174)             -               -
                                             ----------          -----          ------

BASIC EPS
Net loss attributable to common stock        $     (174)         6,697          $(0.03)

EFFECT OF DILUTIVE SECURITIES
Options                                      $        -              -               -
                                             ----------          -----          ------

DILUTED EPS
Net loss attributable to common stock
    and assumed option exercises             $     (174)         6,697          $(0.03)
                                             ==========          =====          ======

      Options to purchase 843,720 shares of common stock in the nine months ended March 31, 2003 were not included in the computation of Diluted EPS because the Company incurred a loss for the nine months, therefore the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

5)    Long Term Debt

      In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York, common stock of three of the Company's subsidiaries and certain other assets of Napco Security Systems, Inc The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. In April 2004 the Company's bank approved an extension of the expiration date of the secured revolving credit agreement from January 2005 to April 2005 and any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement.

6.)  Geographical Data

     The revenues attributable to the Company's domestic and foreign operations for the periods presented are summarized in the following tabulation (in thousands):

                                                      Three Months                      Nine Months
                                                     Ended March 31,                   Ended March 31,
                                               --------------------------         --------------------------
                                                  2004             2003              2004             2003
                                               ---------        ---------         ---------        ----------
Sales to external customers(1):
    Domestic                                    $12,467          $11,508           $32,615          $32,368
    Foreign                                       2,275            1,898             6,591            6,622
                                                -------          -------           -------          -------
    Total Net Sales                             $14,742          $13,406           $39,206          $38,990
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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. We have three major customers as follows:

                  Sales for the three months ended March 31,
                 --------------------------------------------
                         2004                   2003
                 --------------------------------------------
                     $            %         $             %
                 ---------      -----   ---------       -----
Customer A       1,329,212       9.0%     794,757        5.9%
Customer B       1,123,274       7.6%         (1)          -
Customer C              (1)         -   3,556,226       26.5%
                 ---------              ---------
                 2,452,486      16.6%   4,350,983       32.4%

                   Sales for the nine months ended March 31,
                 --------------------------------------------
                          2004                  2003
                 --------------------   ---------------------
                     $            %         $             %
                 ---------      -----   ---------       -----
Customer A       2,902,857       7.4%   2,675,917        6.9%
Customer B       2,333,896       6.0%         (1)          -
Customer C              (1)        -    7,384,462       18.9%
                 ---------             ----------
                 5,236,753      13.4%  10,060,379       25.8%

                           Accounts Receivable as of:
                 --------------------------------------------
                    March 31, 2004          June 30, 2003
                 --------------------   ---------------------
                     $            %        $              %
                 ---------      -----   ---------       -----
Customer A       4,028,310      25.3%   3,877,694       22.3%
Customer B       2,014,406      12.7%          (1)         -
Customer C              (1)        -    3,787,173       21.7%
                 ---------              ---------
                 6,042,716      38.0%   7,664,867       44.0%

(2)   The customer did not qualify as a major customer in this period.

These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $305,000 and $215,000 as of March 31, 2004 and June 30, 2003, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Results of Operations

Sales for the three months ended March 31, 2004 increased by 10% to $14,742,000 as compared to $13,406,000 for the same period a year ago. Sales for the nine months ended March 31, 2004 increased by 1% to $39,206,000 as compared to $38,990,000 for the same period a year ago. The increase in net sales for the three months ended March 31, 2004 was primarily due to increased sales of the Company's door locking and access control products. The increase in net sales for the nine months ended March 31, 2004 was primarily due to the aforementioned increased sales in the Company's door locking and access control products, as partially offset by lower burglar alarm sales principally as a result of a major distributor's introduction of its company-wide inventory reduction program, which reduced its purchasing levels. During the quarter ended December 31, 2003, the Company began the process of realigning its burglar alarm products distribution network which culminated in the termination of the aforementioned major burglar alarm distributor. The Company reallocated its burglar alarm products business across its extensive national network of independent distributors.

The Company's gross profit for the three months ended March 31, 2004 increased by $1,126,000 to $4,622,000 or 31.4% of sales as compared to $3,496,000 or 26.1%
of sales for the same period a year ago. Gross profit for the nine months ended March 31, 2004 increased by $2,044,000 to $12,157,000 or 31.0% of sales as compared to $10,113,000 or 25.9% of sales for the same period a year ago. The changes in dollars for the three and nine months ended March 31, 2004 are due primarily to the increase in sales in second quarter as discussed above as well as the increase in gross margin as a percentage of sales. The increase in gross margin as a percentage of sales was primarily due to lower manufacturing overhead costs due, in part, to a favorable change in the exchange rate relating to the Company's Dominican Republic manufacturing facility.

Selling, general and administrative expenses for the three months ended March 31, 2004 declined slightly to $3,363,000, or 22.8 % of sales, as compared to $3,487,000, or 26.0% of sales a year ago. For the nine months ended March 31, 2004 selling, general and administrative expenses remained relatively constant at $9,945,000, or 25.4% of sales, as compared to $9,913,000, or 25.4% of sales a year ago. The decline in Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 2004 was due primarily to net sales increasing as described above while expenses remained relatively constant.

Interest expense for the three months ended March 31, 2004 decreased by $40,000 to $101,000 from $141,000 for the same period a year ago. Interest expense for the nine months ended March 31, 2004 decreased by $246,000 to $331,000 from $577,000 for the same period a year ago. These changes for the three and nine months resulted primarily from two factors; a reduction in the Company's average outstanding debt and a decrease in interest rates available to the Company.

Other Income/expense for the three months ended March 31, 2004 decreased by $39,000 to $30,000 from $69,000 for the same period a year ago. Other income/expense for the nine months ended March 31, 2004 increased by $184,000 to an expense of $66,000 from income of $118,000 for the same period a year ago. The change for the nine months resulted primarily from the Company settling litigation during the quarter ended September 30, 2002 which it had initiated as the plaintiff and realized a gain of approximately $210,000. This gain was recorded as Other Income during the quarter ended September 30, 2002.

The Company had a provision for income taxes for the three months ended March 31, 2004 of $394,000 as compared to a benefit of ($65,000), as restated, for the same period a year ago. The Company had a provision for income taxes for the nine months ended March 31, 2004 of 635,000 as compared to a benefit of ($85,000), as restated, for the same period a year ago. The tax provisions and benefit are calculated using an estimated effective tax rate of 35%.

Net income increased by $870,000 to $734,000 or $0.11 per share for the three months ended March 31, 2004 as compared to a loss of ($136,000) or ($0.02) per share, as restated, for the same period a year ago. Net income increased by $1,354,000 to $1,180,000 or $0.18 per share for the nine months ended March 31, 2004 as compared to a loss of ($174,000) or ($0.03) per share, as restated, for the same period a year ago. These changes were primarily due to the items discussed above.

Liquidity and Capital Resources

During the nine months ended March 31, 2004 the Company utilized a portion of its cash generated from operations to reduce certain of its outstanding borrowings, purchase property, plant and equipment and invest in additional inventory as discussed below. During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the third quarter of fiscal 2005.

Accounts Receivable at March 31, 2004 decreased $1,520,000 to $15,905,000 as compared to $17,425,000 at June 30, 2003. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2003 as compared to the quarter ended March 31, 2004.

Inventory at March 31, 2004 decreased by $458,000 to $16,464,000 as compared to $16,922,000 at June 30, 2003. This slight decrease was primarily the result of the increase in net sales during the third quarter as partially offset by the Company's level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters.

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

Other than the $8,250,000 and $1,250,000 loans described above, the Company's credit facilities consisted of an $18,000,000 secured revolving credit agreement and a $3,000,000 line of credit to be used in connection with commercial and standby letters of credit. In April 2004 the Company's bank approved an extension of the expiration date of the secured revolving credit agreement from January 2005 to April 2005.

As of March 31, 2004 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facilities) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At March 31, 2004 an aggregate amount of approximately $10,000,000 was outstanding under these facilities. If these borrowings remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $100,000 in interest that year.

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

ITEM 4: Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13 a - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the third quarter of fiscal year 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

            None

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard Soloway, Chairman of the Board and President

            31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance

            32.1  Section 1350 Certifications

      (b)   Form 8-K Filings

            (i) On March 30, 2004 the Company filed an 8-K reporting under item 5, Other Events, and Item 7, Financial Statements and Exhibits.

            (ii) On February 23, 2004 the Company filed an 8-K reporting under
            Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

            (iii) On February 17, 2004 the Company filed an 8-K reporting under
            Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

            (iv) On February 917, 2004 the Company filed an 8-K reporting under
            Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

            (v) On January 9, 2004 the Company Company filed an 8-K reporting under Item 5, Other Events, Item 7, Financial Statements and Exhibits, and Item 12, Results of Operations and Financial Condition..

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2004

                           NAPCO SECURITY SYSTEMS, INC
                                  (Registrant)

By: /s/  Richard Soloway
    ----------------------------------
         Richard Soloway
         Chairman of the Board of Directors, President
                  and Secretary
         (Chief Executive Officer)

By: /s/  Kevin S. Buchel
    ----------------------------------
         Kevin S. Buchel
         Senior Vice President of Operations and Finance
                  and Treasurer
         (Principal Financial and Accounting Officer)