Form 10-K
period 2004-06-30
NAPCO SECURITY SYSTEMS INC
filed 2004-09-27
CIK 69633

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                   (Mark One)
                 [X] Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [No Fee Required]
                    For the fiscal year ended June 30, 2004

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [No Fee Required]
                 For the Transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-10004

                             ---------------------

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

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (631) 842-9400
                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                              (Title of Each Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X]

      As of December 31, 2003, the aggregate market value of the common stock held by non-affiliates based upon the last sale price of the stock on such date was $19,636,725.

      As of September 14, 2004 7,088,992 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2004 Annual Meeting of Stockholders to be held on December 13, 2004.

                                     PART I

ITEM 1. BUSINESS.

NAPCO Security Systems, Inc. ("NAPCO" or the "Company") was incorporated in December 1971 in the State of Delaware.

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

                            RESEARCH AND DEVELOPMENT

The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 2004, 2003, and 2002, the Company expended approximately $4,254,000, $4,516,000, and $4,239,000, respectively, on Company-sponsored research and development activities conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

                                    EMPLOYEES

As of June 30, 2004, the Company had approximately 765 full-time employees.

                          MARKETING AND MAJOR CUSTOMERS

The Company's staff of 44 sales and marketing support employees located at the Company's Amityville and United Kingdom offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 72% and 76% of the Company's total sales for the fiscal year ended June 30, 2004 and 2003, respectively. The remaining revenues are primarily from alarm installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company Products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities. Some of the Company's products are marketed under the "private label" of certain customers.

The Company had two customers (Customer A and B) with accounts receivable balances that aggregated 31% and 29% of the Company's accounts receivable at June 30, 2004 and 2003, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three years.

The Company had a third customer (Customer C) whose accounts receivable balance was 22% of the Company's accounts receivable at June 30, 2003. The Company had no accounts receivable due from this customer as of June 30, 2004. This customer accounted for 1%, 19% and 17% of the Company's net sales in fiscal 2004, 2003 and 2002. During the past three fiscal years no other customer represented more than 10% of the Company's net sales. The Company terminated its relationship with Customer C in fiscal 2004. The termination of this customer did not have a materially adverse effect on the Company's operations.

                                   COMPETITION

The security alarm products industry is highly competitive. The Company's primary competitors are comprised of approximately 20 other companies that manufacture and market security equipment to distributors, dealers, central stations and original equipment manufacturers. The Company believes that no one of these competitors is dominant in the industry. Certain of these companies have substantially greater financial and other resources than the Company.

The Company competes primarily on the basis of the features, quality, reliability and pricing of, and the incorporation of the latest innovative and technological advances into, its Products. The Company also competes by offering technical support services to its customers. In addition, the Company competes on the basis of its expertise, its proven products, its reputation and its ability to provide Products to customers on a timely basis. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company's business. Relatively low-priced "do-it-yourself" alarm system products have become available in recent years and are available to the public at retail stores. The Company believes that these products compete with the Company only to a limited extent because they appeal primarily to the "do-it-yourself" segment of the market. Purchasers of such systems do not receive professional consultation, installation, service or the sophistication that the Company's Products provide.

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

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $469,000 and $226,000 existed as of June 30, 2004 and 2003, respectively. The Company does not generally have a material backlog.

                              GOVERNMENT REGULATION

The Company's telephone dialers, microwave transmitting devices utilized in its motion detectors and any new communication equipment that may be introduced from time to time by the Company must comply with standards promulgated by the Federal Communications Commission ("FCC") in the United States and similar agencies in other countries where the Company offers such products, specifying permitted frequency bands of operation, permitted power output and periods of operation, as well as compatibility with telephone lines. Each new Product that is subject to such regulation must be tested for compliance with FCC standards or the standards of such similar governmental agencies. Test reports are submitted to the FCC or such similar agencies for approval. Cost of compliance has not been material.

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

                                  FOREIGN SALES

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last three fiscal years, are summarized in the following tabulation:

Financial Information Relating to Domestic and Foreign Operations

                                               2004        2003        2002
                                              -------     -------     -------
                                                      (in thousands)
Sales to external customers(1):
          Domestic                            $48,626     $47,965     $46,652
          Foreign                               9,467       9,375       9,184
                                              -------     -------     -------
          Total Net Sales                     $58,093     $57,340     $55,836
                                              =======     =======     =======
Identifiable assets:
          United States                       $40,153     $39,005     $40,955
          Dominican Republic (2)               13,075      15,691      17,035
          Other foreign countries               3,444       2,653       2,762

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

The Company's foreign subsidiary located in the Dominican Republic, NAPCO/Alarm Lock Grupo International, S.A. (formerly known as NSS Caribe, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2004, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on April 26, 2004, three nominees were elected as directors to serve until the Annual Meeting of Stockholders following fiscal year 2006:

       Nominee                  "For"              "Withheld"
-------------------           ---------            ---------
Paul Stephen Beeber           3,002,194               17,700
Randy Blaustein               2,986,318               33,576
Donna Soloway                 2,986,118               33,776

The following directors' terms of office continued after the meeting:

Directors to serve until the Annual Meeting of Stockholders following fiscal year 2004:

Richard Soloway
Kevin Buchel

Directors to serve until the Annual Meeting of Stockholders following fiscal year 2005:

Andrew J. Wilder
Arnold Blumenthal

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

                                PRINCIPAL MARKET

NAPCO's Common Stock is traded on the NASDAQ Stock Market, National Market System, under the symbol NSSC.

The tables set forth below reflect the range of high and low sales of the Common Stock in each quarter of the past two fiscal years as reported by the NASDAQ National Market System and as adjusted for the 2:1 stock split effective as of April 2004.

                                       Quarter Ended
                                        Fiscal 2004
                                       -------------
Common Stock          Sept. 30    Dec. 31      March 31     June 30
                      --------    -------      --------     -------
High                  $  4.875    $ 4.475      $  8.875     $ 11.60
Low                   $  4.275    $ 3.625      $   3.30     $  6.50

                                       Quarter Ended
                                        Fiscal 2003
                                       -------------
Common Stock          Sept. 30    Dec. 31      March 31     June 30
                      --------    -------      --------     -------
High                  $   4.62    $ 5.095      $   5.10     $ 4.735
Low                   $   2.79    $  4.30      $  3.805     $  3.75

APPROXIMATE NUMBER OF SECURITY HOLDERS

The number of holders of record of NAPCO's Common Stock as of September 7, 2004 was 161 (such number does not include beneficial owners of stock held in nominee name).

DIVIDEND INFORMATION

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any dividends must be authorized by the Company's primary lender.

EQUITY COMPENSATION PLAN INFORMATION
AS OF JUNE 30, 2004

                                                                                                  NUMBER OF SECURITIES
                                              NUMBER OF SECURITIES     WEIGHTED AVERAGE           REMAINING AVAILABLE
                                               TO BE ISSUED UPON       EXERCISE PRICE OF          FOR FUTURE ISSUANCE
                                                  EXERCISE OF            OUTSTANDING             (EXCLUDING SECURITIES
                                              OUTSTANDING OPTIONS          OPTIONS                REFLECTED IN COLUMN a)
           PLAN CATEGORY                             (a)                      (b)                          (c)
Equity compensation plans approved
by security holders:                                       746,400     $            3.82                         294,000

Equity compensation plans not approved
by security holders:                                            __                    __                              __
                                              --------------------     -----------------         -----------------------
Total                                                      746,400     $            3.82                         294,000
                                              ====================     =================         =======================

ITEM 6. SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

                                                                      Fiscal Year Ended or at June 30
                                                           -----------------------------------------------------------
                                                                     (In thousands, except share data)
                                                             2004*       2003*(1)     2002*(1)    2001*(1)   2000 (1)
                                                           ---------   ----------   ----------   ---------   ---------
Statement of earnings data:

Net Sales                                                  $   58,093  $    57,340  $    55,836  $   54,771  $    53,946

Gross Profit                                                   19,540       15,401       14,717      14,317       13,198

Income from Operations                                          6,065        2,225        2,817       1,859        3,122

Net Income (2)                                                  3,335        1,010        1,575         251        2,010

Cash Flow Data:

Net cash flows provided by operating activities            $    6,275  $     6,482  $     7,091  $    1,326  $     2,822

Net cash flows used in investing activities                      (681)        (752)        (709)     (8,283)      (1,221)

Net cash flows (used in) provided by financing activities      (6,592)       5,436       (5,919)      5,610       (1,447)

Per Share Data:

Net earnings per common share:

Basic                                                      $      .50  $       .15  $       .23  $      .04  $       .29

Diluted                                                    $      .47  $       .14  $       .22  $      .04  $       .29

Weighted average common shares outstanding:

Basic                                                       6,632,000    6,645,000    6,704,000   6,938,000    6,990,000

Diluted                                                     7,081,000    7,114,000    7,078,000   7,054,000    7,026,000

Cash Dividends declared per common share (3)               $      .00  $       .00  $       .00  $      .00  $       .00

Balance sheet data (4):

Working capital                                            $   28,992  $    28,843  $    31,812  $   33,232  $    35,280

Total assets                                                   56,672       57,349       60,752      63,677       55,529

Long-term debt                                                  6,400       14,100       16,588      21,567       16,183

Stockholders' equity                                           37,904       33,357       34,528      32,944       33,359

* includes results of Continental Instruments, LLC which was acquired in July, 2000.

(1)   Restated to reflect the effect of a 2:1 stock split effective April 2004.

(2) Net income results through 2001 included Amortization Expense related to goodwill.

(3) The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be authorized by the Company's primary lender.

(4) Working capital is calculated by deducting Current Liabilities from Current Assets.


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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns and allowances were 7%, 10% and 7% in fiscal 2004, 2003 and 2002, respectively.

CONCENTRATION OF CREDIT RISK

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers (Customer A and B) with accounts receivable balances that aggregated 31% and 29% of the Company's accounts receivable at June 30, 2004 and 2003, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three years.

The Company had a third customer (Customer C) whose accounts receivable balance was 22% of the Company's accounts receivable at June 30, 2003. The Company had no accounts receivable due from this customer as of June 30, 2004. This customer accounted for 1%, 19% and 17% of the Company's net sales in fiscal 2004, 2003 and 2002. During the past three fiscal years no other customer represented more than 10% of the Company's net sales. The Company terminated its relationship with Customer C in fiscal 2004. The termination of this customer did not have a materially adverse effect on the Company's operations.

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $355,000 and $215,000 as of June 30, 2004 and 2003, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

GOODWILL

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash on hand combined with proceeds from operating activities during fiscal 2004 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The primary source of financing related to borrowings under a $18,000,000 secured revolving credit facility. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. The Company's primary internal source of liquidity is the cash flow generated from operations. As of June 30, 2004, the Company's unused sources of funds consisted principally of $796,000 in cash and approximately $12,287,000 which represents the unused portion of its secured revolving credit facility. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2006.

In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory and certain other assets of Napco Security Systems, Inc., a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. The revolving credit agreement, which previously had an expiration date of April 2005, has been extended to July 2005. Any outstanding borrowings are to be repaid or refinanced on or before that time. The Company plans to refinance this agreement prior to its expiration. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. During fiscal 2004, at certain dates the Company was not in compliance with certain covenants, but received waivers and amendments from its bank. As of June 30, 2004, the Company was in compliance with these covenants.

In November 2000 the Company adopted a stock repurchase program. As amended, this program authorizes the Company to repurchase up to 410,000 shares of its common stock. As of June 30, 2004 the Company had repurchased 405,210 shares under this program.

In January 2003, the Company repurchased 500,000 shares of its common stock from two shareholders, unaffiliated with the Company, at $4.88 per share, a discount from its then current trading price of $5.01. The transaction was approved by the board of directors and the purchase price of $2,442,000 (including fees of $5,000) was financed through the Company's revolving line of credit and a new five (5) year term loan from its primary lender for $1,250,000. This term loan is being repaid in 60 equal monthly installments commencing on April 30, 2003.

The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                            2004            2003                 2002
                          --------        --------             --------
Current Ratio             4.3 to 1        4.2 to 1             4.5 to 1
Sales to Receivables      2.9 to 1        3.3 to 1             3.0 to 1
Total debt to equity       .2 to 1         .5 to 1              .6 to 1

As of June 30, 2004, the Company had no material commitments for purchases or capital expenditures, except as discussed below.

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

Working Capital. Working capital increased by $149,000 to $28,992,000 at June 30, 2004 from $28,843,000 at June 30, 2003. The increase in working capital was primarily the result of the increase in net income and decrease in inventory as partially offset by debt reduction and an increase in accounts receivable. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $2,502,000 to $19,927,000 at June 30, 2004 from $17,425,000 at June 30, 2003. This increase resulted primarily from the granting of additional payment terms to certain of the Company's burglar alarm customers.

Inventory. Inventory decreased by $2,328,000 to $14,594,000 at June 30, 2004 as compared to $16,922,000 at June 30, 2003. The decrease in inventory levels was primarily the result of reductions in the Company's manufacturing overhead costs due, in part, to a favorable change in the exchange rate relating to the Company's Dominican Republic manufacturing facility as well as cost reductions of certain of the Company's raw material costs.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses remained relatively constant at $6,663,000 as of June 30, 2004 as compared to $6,687,000 at June 30, 2003.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations by fiscal year:

                                                                  Payments due by period
                                           ---------------------------------------------------------------------
                                                             Less than                               More than 5
       Contractual obligations                Total           1 year         1-3 years   3-5 years      years
-----------------------------------        -----------   -----------------  -----------  ----------  -----------
Long-term debt obligations                 $ 8,300,000   $       1,900,000  $ 6,213,000  $  187,000  $         -

Land lease (88 years remaining) (1)         25,344,000             288,000      576,000     576,000   23,904,000

Operating lease obligations                    338,000             142,000      156,000      40,000            -

Other long-term obligations                  2,950,618           1,085,070    1,394,183     471,365            -
                                           -----------   -----------------  -----------  ----------  -----------
Total                                      $36,932,618   $       3,415,070  $ 2,126,183  $7,487,365  $23,904,000
                                           ===========   =================  ===========  ==========  ===========

(1) see footnote 10 to the consolidated financial statements.

RESULTS OF OPERATIONS

                       FISCAL 2004 COMPARED TO FISCAL 2003

Net Sales. Net sales in fiscal 2004 increased by 1% to $58,093,000 from $57,340,000 in fiscal 2004. The Company's sales growth was primarily due to increased sales in the Company's door locking and access control products, as partially offset by lower burglar alarm sales principally as a result of a major distributor's introduction of its company-wide inventory reduction program, which reduced its purchasing levels. During the quarter ended December 31, 2003, the Company began the process of realigning its burglar alarm products distribution network which culminated in the termination of the aforementioned major burglar alarm distributor. The Company reallocated its burglar alarm products business across its extensive national network of independent distributors.

Gross Profit. The Company's gross profit increased $4,139,000 to $19,540,000 or 33.6% of net sales in fiscal 2004 as compared to $15,401,000 or 26.9% of net sales in fiscal 2003. The increase in gross profit in both absolute dollars and as a percentage of net sales was due primarily to the shift in product mix towards higher margin products such as door locking devices and access control products. Gross profit was also positively impacted by lower manufacturing overhead costs due, in part, to a favorable change in the exchange rate relating to the Company's Dominican Republic manufacturing facility as well as cost reductions of certain of the Company's raw material costs.

Expenses. Selling, general and administrative expenses increased by 2% to $13,475,000, or 23% of net sales in fiscal 2004 from $13,176,000, or 23% of net sales in fiscal 2003. This increase was due primarily to the increase in certain variable selling expenses associated with the increase in net sales from fiscal 2003 to 2004.

Interest expense for fiscal 2004 decreased by $307,000 to $420,000 from $727,000 for the same period a year ago. The decrease in interest expense is primarily the result of the Company reducing its outstanding debt by $7,700,000 during fiscal 2004.

Other Expenses. Other expenses increased $236,000 to an expense of $109,000 in fiscal 2004 as compared to income of $127,000 in fiscal 2003. This increase resulted primarily from the Company settling litigation during the quarter ended September 30, 2002 which it had initiated as the plaintiff and realized a gain of approximately $210,000. This gain was recorded as Other Income during the quarter ended September 30, 2002.

Income Taxes. The Company's provision for income taxes increased by $1,586,000 to a provision of $2,201,000 in fiscal 2004 as compared to $615,000 in fiscal 2003. This increase in the provision for income taxes is primarily due to a $3,911,000 increase in income before income taxes in fiscal 2004 as compared to fiscal 2003. The increase in income before income taxes is due primarily to the items discussed above.

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

STOCK SPLIT

In March 2004, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of the Company's common stock payable to stockholders of record on April 13, 2004. The additional shares were distributed on April 27, 2004. The Company utilized all 2,871,056 of its shares held as treasury stock as of April 27, 2004 plus an additional 609,260 shares in paying this stock dividend. The cost of treasury stock was applied first to additional paid-in capital (to the extent there was a positive balance), then directly to retained earnings. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders' equity as a result of the stock split.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 2004, an aggregate principal amount of approximately $8,300,000 was outstanding under the Company's credit facility and term loans with a weighted average interest rate of approximately 3%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $83,000 in interest that year. In October 2000, the Company entered into an interest rate swap to maintain the value-at-risk inherent in its interest rate exposures. This instrument expired on October 30, 2002.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

a. Financial Statements: Financial statements required pursuant to this Item are presented on pages FS - 1 through FS - 24 of this report as follows:

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003

                                                                                                         Page
                                                                                                         ----
Report of Independent Registered Public Accounting Firm                                                  FS-1

Consolidated Financial Statements:

        Consolidated Balance Sheets as of June 30, 2004 and 2003                                         FS-2

        Consolidated Statements of Income for the Fiscal Years Ended June 30, 2004, 2003 and 2002        FS-4

        Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended June 30, 2004,
        2003 and 2002                                                                                    FS-5

        Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2004, 2003 and
        2002                                                                                             FS-6

        Notes to Consolidated Financial Statements, June 30, 2004                                        FS-8

Schedules:

II.  Valuation and Qualifying Accounts                                                                   FS-24

b. Supplementary Financial Data                                                                          FS-25

                          NAPCO SECURITY SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                             June 30, 2004 and 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the
Board of Directors and Stockholders
Napco Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule as of and for the years ended June 30, 2004, 2003 and 2002 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Napco Security Systems, Inc. and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                /s/ MARCUM & KLIEGMAN LLP

Woodbury, New York
September 14, 2004

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2004 and 2003
                                               (In Thousands, Except Share Data)

                                     ASSETS

                                                             2004     2003
                                                             ----     ----
CURRENT ASSETS
   Cash and cash equivalents                                $   796  $ 1,794
   Accounts receivable, less reserve for doubtful accounts
    of $355 and $215, respectively                           19,927   17,425
   Inventories                                               14,594   16,922
   Prepaid expenses and other current assets                    760      525
   Deferred income taxes                                      1,763    1,253
                                                            -------  -------

            Total Current Assets                             37,840   37,919

   Property, plant and equipment, net                         8,987    9,466
   Goodwill, net                                              9,686    9,686
   Other assets                                                 159      278
                                                            -------  -------

            TOTAL ASSETS                                    $56,672  $57,349
                                                            =======  =======

                    See accompanying notes to consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2004 and 2003
                                               (In Thousands, Except Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           2004     2003
                                                         -------  -------
CURRENT LIABILITIES
   Current portion of long-term debt                     $ 1,900  $ 1,900
   Accounts payable                                        3,789    3,374
   Accrued expenses                                          963    1,812
   Accrued salaries and wages                              1,911    1,501
   Accrued income taxes                                      285      489
                                                         -------  -------

            Total Current Liabilities                      8,848    9,076

   Long-term debt, net of current portion                  6,400   14,100
   Accrued income taxes                                    2,243       --
   Deferred income taxes                                   1,277      816
                                                         -------  -------

            Total Liabilities                             18,768   23,992
                                                         -------  -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (1)
   Common stock, par value $0.01 per share; Authorized
    21,000,000 shares; issued and outstanding 7,086,392
     and 6,397,392 shares, respectively                       71       64
   Additional paid-in capital                                145       --
   Retained earnings                                      37,688   33,293
                                                         -------  -------

            TOTAL STOCKHOLDERS' EQUITY                    37,904   33,357
                                                         -------  -------

            TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                       $56,672  $57,349
                                                         =======  =======

(1) Fiscal 2003 data restated to reflect the effect of a 2:1 stock split effective April 2004.

                    See accompanying notes to consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

                                       Years Ended June 30, 2004, 2003, and 2002
                                 (In Thousands, Except Share and Per Share Data)

                                                       2004          2003          2002
                                                    -----------   -----------   -----------
Net sales                                           $    58,093   $    57,340   $    55,836
Cost of sales                                            38,553        41,939        41,119
                                                    -----------   -----------   -----------

            Gross Profit                                 19,540        15,401        14,717

Selling, general, and administrative expenses            13,475        13,176        11,900
                                                    -----------   -----------   -----------

            Operating Income                              6,065         2,225         2,817
                                                    -----------   -----------   -----------

Other income (expense):
   Interest expense, net                                   (420)         (727)       (1,409)
   Other, net                                              (109)          127           (49)
                                                    -----------   -----------   -----------

                                                           (529)         (600)       (1,458)
                                                    -----------   -----------   -----------

            Income Before Income Taxes                    5,536         1,625         1,359

Provision (benefit) for income taxes                      2,201           615          (216)
                                                    -----------   -----------   -----------

            Net Income                              $     3,335   $     1,010   $     1,575
                                                    ===========   ===========   ===========

Earnings per share: (1)
    Basic                                           $      0.50   $      0.15   $      0.23
    Diluted                                         $      0.47   $      0.14   $      0.22

Weighted average number of shares outstanding: (1)
   Basic                                              6,632,000     6,863,000     6,752,000
   Diluted                                            7,081,000     7,358,000     7,126,000

(1) Fiscal 2003 and 2002 restated to reflect the effect of a 2:1 stock split effective April 2004.

                    See accompanying notes to consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (1)

                                        Years Ended June 30, 2004, 2003 and 2002
                                              (In Thousands, Except Share  Data)

                                                    Common stock                                    Treasury Stock
                                                -------------------   Additional               ----------------------
                                                Number of              Paid-in    Retained     Number of
                                                  Shares      Amount   Capital    Earnings       Shares       Amount       Total
                                                  ------      ------  ---------   --------       ------       ------       -----
BALANCE - July 1, 2001                           5,938,852    $  59   $   831     $ 37,228      2,572,256     $(5,174)    $ 32,944
    Retroactive effect of 2:1 stock
      split effective April 27, 2004               794,340        8      (831)      (4,351)    (2,572,256)      5,174           --
                                                ----------    -----   -------     --------     ----------     -------     --------
   BALANCE - as adjusted                         6,733,192       67        --       32,877             --          --       32,944
   Purchase of treasury shares                     (97,600)      (1)       --         (242)            --          --         (243)
   Exercise of employee stock
    options                                        130,800        2        --          250             --          --          252
   Net income                                           --       --        --        1,575             --          --        1,575
                                                ----------    -----   -------     --------     ----------     -------     --------
BALANCE - June 30, 2002                          6,766,392       68        --       34,460             --          --       34,528
   Purchase of treasury shares                    (500,000)      (5)       --       (2,437)            --          --       (2,442)
   Exercise of employee stock
    options                                        131,000        1        --          260             --          --          261
   Net income                                           --       --        --        1,010             --          --        1,010
                                                ----------    -----   -------     --------     ----------     -------     --------
BALANCE - June 30, 2003                          6,397,392       64        --       33,293             --          --       33,357
   Exercise of employee stock
    options, July 1, 2003 to April 27, 2004        606,840        6        --          956             --          --          962
   Tax benefit in connection
    with exercise of stock options                      --       --        --          104             --          --          104
   Exercise of employee stock
    options, April 28, 2004 to June 30, 2004        82,160        1       145           --             --          --          146
   Net income                                           --       --        --        3,335             --          --        3,335
                                                ----------    -----   -------     --------     ----------     -------     --------

BALANCE - June 30, 2004                          7,086,392    $  71   $   145     $ 37,688             --     $    --     $ 37,904
                                                ==========    =====   =======     ========     ==========     =======     ========

(1) Restated to reflect the effect of a 2:1 stock split effective April 27, 2004 (Note 1).

                    See accompanying notes to consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Years Ended June 30, 2004, 2003, and 2002
                                                                  (In Thousands)

                                                             2004        2003        2002
                                                            -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 3,335     $ 1,010     $ 1,575
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           1,189       1,294       1,529
      Provision for doubtful accounts                           140          16          45
      Deferred income taxes                                     (49)        173        (117)
      Tax benefit in connection with exercise
        of stock options                                        104          --          --
   Changes in operating assets and liabilities:
      Accounts receivable                                    (2,642)        872      (1,418)
      Inventories                                             2,328       2,041       4,271
      Prepaid expenses and other current assets                (235)        366           4
      Other assets                                               90         (90)        167
      Accounts payable, accrued expenses, accrued
       salaries and wages, and accrued income taxes           2,015         800       1,035
                                                            -------     -------     -------

               Net Cash Provided By Operating Activities      6,275       6,482       7,091
                                                            -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant, and equipment                 (681)       (752)       (709)
                                                            -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                      (8,700)     (7,505)     (6,128)
   Proceeds from long-term debt                               1,000       4,250         200
   Purchase of treasury shares                                   --      (2,442)       (243)
   Proceeds from exercise of employee stock options           1,108         261         252
                                                            -------     -------     -------
            Net Cash Used In Financing Activities            (6,592)     (5,436)     (5,919)
                                                            -------     -------     -------
            Net Increase (Decrease) In Cash and
             Cash Equivalents                                  (998)        294         463

CASH AND CASH EQUIVALENTS - Beginning                         1,794       1,500       1,037
                                                            -------     -------     -------
CASH AND CASH EQUIVALENTS - Ending                          $   796     $ 1,794     $ 1,500
                                                            -------     -------     -------

                    See accompanying notes to consolidated financial statements.

                 -                                                          FS-6

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Years Ended June 30, 2004, 2003, and 2002
                                                                  (In Thousands)

                                      2004    2003     2002
                                      ----    ----    ------
SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid, net                 $427    $733    $1,403
   Income taxes paid                  $106    $ 15    $   10

                    See accompanying notes to consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

      Nature of Business

      Napco Security Systems, Inc. and subsidiaries (the "Company") is engaged principally in the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use.

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

      Cash and Cash Equivalents

      Cash and cash equivalents include approximately $308,000 and $223,000 of short-term time deposits at June 30, 2004 and 2003, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2004 and 2003.

      Inventories

      Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory cost includes raw materials, direct labor and overhead.

      In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales. For the fiscal years 2004, 2003 and 2002, charges/(recoveries) and balances in these reserves amounted to $1,035,000 and $2,035,000; $300,000 and $1,000,000; ($500,000) and $700,000;
      respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

      Property, Plant, and Equipment

      Property, plant, and equipment are carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts and the profit or loss on such disposition is reflected in income.

      Depreciation is recorded over the estimated service lives of the related assets using primarily the straight-line method. Amortization of leasehold improvements is calculated by using the straight-line method over the estimated useful life of the asset or lease term, whichever is shorter.

      Goodwill

      Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

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

      Advertising and Promotional Costs

      Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2004, 2003 and 2002 was $1,030,000, $1,128,000 and $1,084,000,
      respectively.

      Research and Development Costs

      Research and development costs incurred by the Company are charged to expense in the year incurred. Company-sponsored research and development costs of $4,254,000, $4,516,000 and $4,239,000 were charged to expense for the fiscal years ended June 30, 2004, 2003 and 2002, respectively and are included in "Cost of Sales" in the consolidated statements of income.

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

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

      Stock Split

      In March 2004, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of the Company's common stock payable to stockholders of record on April 13, 2004. The additional shares were distributed on April 27, 2004. The Company utilized all 2,871,056 of its shares held as treasury stock as of April 27, 2004 plus an additional 609,260 shares in paying this stock dividend. The cost of treasury stock was applied first to additional paid-in capital (to the extent there was a positive balance), then directly to retained earnings. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders' equity as a result of the stock split.

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

      The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

                                       Net income             Weighted Average Shares       Net income per share
                                 ------------------------     -----------------------    ----------------------------
                                 2004      2003      2002     2004     2003     2002     2004      2003        2002
                                 ----      ----      ----     ----     ----     ----     ----      ----        ----
Basic EPS:                      $3,335    $1,010    $1,575    6,632    6,645    6,704    $ 0.50   $ 0.15      $ 0.23
Effect of Dilutive
 Securities:
   Employee stock
    options                         --        --        --      449      495      374     (0.03)   (0.01)      (0.01)
                                ------    ------    ------    -----    -----    -----    ------   ------      ------
Diluted EPS:                    $3,335    $1,010    $1,575    7,081    7,140    7,078    $ 0.47   $ 0.14      $ 0.22
                                ======    ======    ======    =====    =====    =====    ======   ======      ======

      Options to purchase 10,000, 56,000 and 50,000 shares of common stock for the three fiscal years ended June 30, 2004, 2003 and 2002, respectively, were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods and, accordingly, their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

                                                                          Year Ended June 30,
                                                                    2004          2003         2002
                                                                  --------      --------     ---------
                                                                  (In thousands, except per share data)
Net income, as reported                                           $  3,335      $  1,010     $   1,575
Deduct:  Total stock-based employee compensation
                expense determined under fair value method for
                all awards, net of related tax effects                 210           329           376
                                                                  --------      --------     ---------
Pro forma net income                                              $  3,125      $    681     $   1,199
                                                                  ========      ========     =========

Earnings per common share:
 Net earnings per common share - Basic, as reported               $    .50      $   0.15     $    0.23
                                                                  ========      ========     =========
 Net earnings per common share - Basic, pro forma                 $    .47      $   0.10     $    0.18
                                                                  ========      ========     =========

 Net earnings per common share - Diluted, as reported             $    .47      $   0.14     $    0.22
                                                                  ========      ========     =========
 Net earnings per common share - Diluted, pro forma               $    .44      $   0.10     $    0.17
                                                                  ========      ========     =========

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                              2004         2003         2002
                              ----         ----         ----
Risk-free interest rates      4.70%        2.71%        3.50%
Expected lives               5 years      5 years      5 years
Expected volatility             48%          42%          43%
Expected dividend yields         0%           0%           0%

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

      Foreign Currency

      All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three years ended June 30, 2004.

      Comprehensive Income

      The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established rules for the reporting of comprehensive income and its components. For the fiscal years ended June 30, 2004, 2003 and 2002, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

      Segment Reporting

      The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical data in Note 11, and no additional segment data has been presented.

      Fair Value of Financial Instruments

      The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 2004 and 2003, management of the Company believes the carrying value of all financial instruments approximated fair value.

      Shipping and Handling Revenues and Costs

      Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Revenues and Costs requires that all shipping and handling billed to customers should be reported as revenue and the costs associated with these revenues may be classified as either cost of sales, or selling, general, and administrative costs, with footnote disclosure as to classification of these costs. The Company records the amount billed to customers in net sales and classifies the costs associated with these revenues in cost of sales.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

      Derivative Instruments and Hedging Activities

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value.

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

      New Accounting Pronouncement

      In January 2003, as revised December 2003, the FASB issued Interpretation No. 46R ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The effect of the adoption of this new accounting pronouncement did not have a significant impact on the Company's consolidated financial statements for the year ended June 30, 2004.

NOTE 2 - Business and Credit Concentrations

      The Company had two customers (Customer A and B) with accounts receivable balances that aggregated 31% and 29% of the Company's accounts receivable at June 30, 2004 and 2003, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three years.

      The Company had a third customer (Customer C) whose accounts receivable balance was 22% of the Company's accounts receivable at June 30, 2003. The Company had no accounts receivable due from this customer as of June 30, 2004. This customer accounted for 1%, 19% and 17% of the Company's net sales in fiscal 2004, 2003 and 2002. During the past three fiscal years no other customer represented more than 10% of the Company's net sales. The Company terminated its relationship with customer C in fiscal 2004.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Inventories

      Inventories consist of the following:

                          June 30
                          -------
                      2004       2003
                     -------    -------
                       (In thousands)
Component parts      $ 9,423    $ 9,626
Work-in-process        1,352      2,443
Finished products      3,819      4,853
                     -------    -------

                     $14,594    $16,922
                     =======    =======

NOTE 4 - Property, Plant, and Equipment

      Property, plant and equipment consist of the following:

                                          June 30
                                   ----------------------            Useful Life
                                     2004         2003                In years
                                   ---------    ---------     -------------------------
                                      (In thousands)
Land                               $     904    $     904                --
Buildings                              8,911        8,911             30 to 40
Molds and dies                         4,438        4,360              3 to 5
Furniture and fixtures                 1,334        1,223             5 to 10
Machinery and equipment               12,314       11,823             7 to 10
                                                              Shorter of the lease term
Leasehold improvements                   191          191         or life of asset
                                   ---------    ---------

                                      28,092       27,412
Less:  accumulated depreciation
            and amortization          19,105       17,946
                                   ---------    ---------
                                   $   8,987    $   9,466
                                   =========    =========

      Depreciation and amortization expense on property, plant, and equipment was approximately $1,159,000, $1,254,000 and $1,408,000 in fiscal 2004,
      2003 and 2002, respectively.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Income Taxes

      Provision (benefit) for income taxes consists of the following:

                                                   For the Years Ended June 30
                                                   ----------------------------
                                                     2004       2003      2002
                                                   -------     ------    ------
                                                          (In thousands)
Current income taxes:
  Federal                                          $ 2,250     $  428    $   --
  Foreign                                               --         15        51
                                                   -------     ------    ------
                                                     2,250        443        51

Deferred income tax (benefit) expense                  (49)       172      (267)
                                                   -------     ------    ------
           Provision (benefit) for income taxes    $ 2,201     $  615    $ (216)
                                                   =======     ======    ======

      The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows (dollars in thousands):

                                                    For the Years Ended June 30
                                  ----------------------------------------------------------------
                                          2004                  2003                  2002
                                  -------------------   -------------------   --------------------
                                               % of                  % of                   % of
                                              Pre-Tax               Pre-Tax                Pre-Tax
                                  Amount      Income     Amount     Income     Amount      Income
                                  -------     -------   -------     -------   --------     -------
Tax at Federal statutory rate     $ 1,882       34.0%   $   553       34.0%   $   462        34.0%
Increases (decreases) in
 taxes resulting from:
  Meals and entertainment              54        1.0         55        3.4         46         3.3
   State income taxes, net of
    Federal income tax benefit         97        1.7         --         --         --          --
  Foreign source income
   and taxes                                                 19        1.1      2,234       164.3
  Valuation allowance                 (97)      (1.7)        --         --     (2,913)     (214.2)
  Other, net                          265        4.8        (12)       (.7)       (45)       (3.3)
                                  -------     ------    -------     ------    -------      ------
  Provision (benefit) for
   income taxes                   $ 2,201       39.8%   $   615       37.8%   $  (216)      (15.9)%
                                  =======     ======    =======     ======    ========     ======

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Income Taxes, continued

      Deferred tax assets and deferred tax liabilities at June 30, 2004 and 2003 are as follows (in thousands):

                                               Current                Long-Term
                                         Deferred Tax Assets     Deferred Tax Assets
                                            (Liabilities)           (Liabilities)
                                           2004        2003        2004       2003
                                         -------     -------     --------    -------
Accounts receivable                      $   105     $   108     $    --     $   --
Inventories                                1,229         847          --         --
Accrued liabilities                          249         249          --         --
State net operating loss carryforward         97          --          --         --
Goodwill                                      --          --        (509)      (338)
Property, plant and equipment                 --          --        (768)      (478)
Alternative minimum tax credit               167          49          --         --
Other                                         13          --          --         --
                                         -------     -------     -------     ------
                                           1,860       1,253      (1,277)      (816)
Valuation allowance                          (97)         --          --         --
                                         -------     -------     -------     ------
           Net deferred taxes            $ 1,763     $ 1,253     $(1,277)    $ (816)
                                         =======     =======     =======     ======

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

      The Internal Revenue service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. Nevertheless, as of June 30, 2002, the Company has removed the $2,225,000 deferred tax asset related to its net operating loss carryforward ("NOL") of $6,545,000. The NOL would have expired through 2017. As a result of the utilization of the NOL for book purposes, the Company has also eliminated the valuation allowance of $2,913,000 during the year ended June 30, 2002. The Company's tax provision utilizes estimates made by management and as such, is subject to change as described in Note 1.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Income Taxes, continued

      The 1998 through 2002 income tax returns of the United Kingdom subsidiary were examined by the United Kingdom Inland Revenue. The resultant tax liability of $33,000 most of which relates to 1999, is reflected in the June 30, 2002 consolidated financial statements.

NOTE 6 - Long-Term Debt

      Long-term debt consists of the following:

                                                    June 30
                                               ------------------
                                                2004       2003
                                               -------    -------
                                                 (In thousands)
Revolving credit and term loan facility (a)    $ 5,713    $11,513
Term loan (b)                                    1,650      3,300
Term loan (c)                                      937      1,187
                                               -------    -------
                                                 8,300     16,000
Less: current portion of long-term debt          1,900      1,900
                                               -------    -------
                                               $ 6,400    $14,100
                                               =======    =======

      (a) In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. At June 30, 2004, the interest rate on this debt was 2.99%. The revolving credit agreement which was to expire in April 2005 was subsequently extended to July, 2005 and any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 2004, the Company was in compliance with these covenants.

      (b) On July 27, 2000, the Company entered into a five year $8,250,000 secured term loan with its primary bank in connection with the acquisition of Continental Instruments Systems, LLC. Under the agreement, the loan is to be repaid in 60 equal monthly installments of $137,500, plus interest. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 2004, the Company was in compliance with these covenants.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Long-Term Debt, continued

            The Company entered into an interest rate swap agreement to exchange floating rate for fixed rate interest payments periodically over the life of this agreement. The interest rate swap was designated as a cash flow hedge and the difference between interest paid and received was included as a component of interest expense. The swap contract had a fixed interest rate of 8.68% and terminated on October 30, 2002. The debt instrument bears interest at either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. At June 30, 2004 the interest rate on the debt was 3.34%

      (c) In connection with the treasury stock repurchase described in Note 8, the Company entered into a five year $1,250,000 term loan from its primary bank. Under this agreement, the loan is to be repaid in 60 equal monthly installments of $20,833, plus interest at a variable rate as defined. At June 30, 2004, the interest rate on this debt was 3.19%.

      Maturities of long-term debt are as follows:

Year Ending
  June 30,         Amount
-----------    --------------
               (In thousands)
    2005           $1,900
    2006            5,963
    2007              250
    2008              187
                   ------
     Total         $8,300
                   ======

NOTE 7 - Stock Options

      In November 1992, the stockholders approved a 10-year extension of the already-existing 1982 Incentive Stock Option Plan (the 1992 Plan). The 1992 Plan authorized the granting of awards, the exercise of which would allow up to an aggregate of approximately 1,632,000 shares of the Company's common stock to be acquired by the holders of such awards. The 1992 Plan terminated in October 2002. As of June 30, 2004, there were 292,400 stock options granted to employees and directors of which 226,000 were exercisable.

      In December 2002, the stockholders approved the 2002 Employee Stock Option Plan (the 2002 Plan). The 2002 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 680,000 shares of the Company's common stock to be acquired by the holders of such awards. Under the 2002 Plan, the Company may grant stock options, which are intended to qualify as incentive stock options (ISOs), to key employees. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Stock Options, continued

      Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2004, 406,000 stock options were granted, 274,000 stock options were available for grant, and 141,600 stock options were exercisable under this plan.

      The following table reflects activity under the 1992 and 2002 Plans for the fiscal years ended:

                                                                              June 30
                                    -------------------------------------------------------------------------------------
                                                2004                            2003                         2002
                                    --------------------------      ------------------------      -----------------------
                                                     Weighted                       Weighted                     Weighted
                                                      average                       average                      average
                                                     exercise                       exercise                     exercise
                                       Shares          price           Shares        price          Shares        price
                                    ------------    ----------      ------------    --------      -----------    --------
Outstanding at beginning of year      1,284,400     $     2.61        1,117,400     $   1.89       1,153,700     $   1.76
Granted                                 104,000           5.38          322,000         4.90         112,000         2.98
Exercised                              (657,000)          1.61         (131,000)        1.99        (130,800)        1.93
Forfeited                               (33,000)          3.25           (6,000)        1.94          (4,000)        1.94
Canceled/lapsed                              --             --          (18,000)        1.94         (13,500)        1.94
                                    -----------     ----------      -----------     --------      ----------     --------

Outstanding at end of year              698,400     $     3.94        1,284,400     $   2.61       1,117,400     $   1.86
                                    ===========     ==========      ===========     ========      ==========     ========

Exercisable at end of year              367,600     $     3.34          850,400     $   1.96         731,960     $   1.75
                                    ===========     ==========      ===========     ========      ==========     ========
Weighted average fair value of
 options granted                    $      3.05                     $      1.95                   $     1.23

      The following table summarizes information about stock options outstanding at June 30, 2004:

                                Options outstanding                Options exercisable
                       --------------------------------------    -----------------------
                                        Weighted
                         Number         average      Weighted      Number       Weighted
                       outstanding     remaining      average    exercisable    average
Range of exercise      at June 30,    contractual    exercise    at June 30,    exercise
     prices                2004           life         price        2004         price
-----------------      -----------    -----------    --------    -----------    --------
$1.50 to $1.93            40,000          0.7        $  1.53        40,000      $ 1.53
$1.94 to $1.99            41,600          1.0           1.94        29,360        1.94
$2.00 to $3.19           210,800          1.9           2.64       156,640        2.55
$3.20 to $5.65           406,000          4.1           5.06       141,600        5.02
                         -------         ----        -------     ---------      ------

                         698,400         3.02        $  3.94       367,600      $ 3.34
                         =======         ====        =======     =========      ======

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Stock Options

      In September 2000, the stockholders approved a 10 year extension of the already existing 1990 nonemployee stock option plan (the 2000 Plan) to encourage nonemployee directors and consultants of the Company to invest in the Company's stock. The 2000 Plan provides for the granting of nonqualified stock options, the exercise of which would allow up to an aggregate of 100,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 2000 Plan provides that the option price will not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable at 20% per year and expire five years after the date of grant. The Company has adopted SFAS No. 123 to account for stock-based compensation awards granted to nonemployee consultants, under which a compensation cost is recognized for the fair value of the options granted as of the date of grant. Under this plan, as of June 30, 2004, 2003 and 2002, 80,000 options were granted to directors with a weighted average exercise price of $2.07 and a weighted average remaining contractual life at June 30, 2004 of 1.2 years. There were 32,000 options exercised under the 2000 Plan during the year ended June 30, 2004. There were no other options exercised, cancelled, or forfeited under this plan during the years ended June 30, 2004, 2003 and 2002. As of June 30, 2004, 2003 and 2002, respectively, 32,000, 48,000 and
      32,000 stock options were exercisable under this plan. No compensation expense was recorded for stock options granted to directors.

NOTE 8 - Stock Purchase

      In January 2003, the Company repurchased 500,000 shares of its common stock from two stockholders, unaffiliated with the Company, at $4.88 per share, a discount from its then current trading price of $5.01. The transaction was approved by the Board of Directors and the purchase price of $2,442,000 (including fees of $5,000), was financed through the Company's revolving line of credit and a new five year term loan from its primary bank for $1,250,000. The term loan is being repaid in 60 equal monthly installments commencing on April 30, 2003.

NOTE 9 - 401(k) Plan

      The Company maintains a 401(k) plan covering all U.S. employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $73,000, $73,000, and $70,000 for the fiscal years ended 2004, 2003 and 2002, respectively.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Commitments and Contingencies

      Leases

      The Company is committed under various operating leases, which do not extend beyond fiscal 2010. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows:

Year Ending
  June 30,       Amount
-----------     --------
    2005        $142,000
    2006          89,000
    2007          67,000
    2008          39,000
    2009           1,000
                --------
     Total      $338,000
                ========

      Rent expense, with the exception of the land lease referred to below, totaled approximately $192,000, $321,000 and $319,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

      Land Lease

      On April 26, 1993, one of the Company's foreign subsidiaries entered into a 99 year lease for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $288,000, on which the Company's principal production facility is located.

      Letters of Credit

      At June 30, 2004, the Company was committed for approximately $299,000 under open commercial letters of credit.

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

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 Commitments and Contingencies, continued

      Employment Agreements

      As of June 30, 2004, the Company was obligated under four employment agreements and one severance agreement. Compensation under the agreements includes annual salaries approximating $1,085,000. The employment agreements provide for annual bonuses based upon sales and profits, or a formula to be determined by the Board of Directors, and various severance payments as defined in each agreement. One agreement, with current annual compensation of $471,000, includes additional compensation of 100,000 stock options that vest 20% per year or upon a change in control, as defined, and a termination payment in an amount equal to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined. The employment agreements expire at various times through June 2008.

NOTE 11 - Geographical Data

      The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe, and South America.

      The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for the fiscal years ended June 30, 2004, 2003, and 2002:

                                    2004        2003      2002
                                   -------    -------    -------
                                         (In thousands)
Sales to external customers(1):
  Domestic                         $48,626    $47,965    $46,652
  Export                             9,467      9,375      9,184
                                   -------    -------    -------

                                   $58,093    $57,340    $55,836
                                   =======    =======    =======
Identifiable assets:
  United States                    $40,153    $39,005    $40,955
  Foreign(2)                        16,519     18,344     19,797
                                   -------    -------    -------

                                   $56,672    $57,349    $60,752
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

                                                                     SCHEDULE II

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                               VALUATION AND QUALIFYING ACCOUNTS

                                       Years Ended June 30, 2004, 2003, and 2002
                                                                  (In Thousands)

               Column A                           Column B      Column C      Column D      Column E
--------------------------------------------    ------------   ----------   ------------   ----------
                                                 Balance at    Charged to   Deductions/    Balance at
                                                beginning of   costs and    (recoveries)     end of
              Description                          period       expenses        (1)          period
--------------------------------------------    ------------   ----------   ------------   ----------
For the year ended June 30, 2002:

 Allowance for doubtful accounts
 (deducted from accounts receivable)            $     700      $     45     $      352     $    393

For the year ended June 30, 2003:

 Allowance for doubtful accounts
 (deducted from accounts receivable)            $     393      $     16     $      194     $    215

For the year ended June 30, 2004:

 Allowance for doubtful accounts
 (deducted from accounts receivable)            $     215      $    140     $       --     $    355

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

b. Supplementary Financial Data

QUARTERLY RESULTS

The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters (in thousands except for per share data).

                                                                 Fiscal Year Ended June 30, 2004
                                                ------------------------------------------------------------------
                                                First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                -------------    --------------    -------------    --------------
Net Sales                                       $   9,835        $   14,629        $  14,742        $    18,887
Gross Profit                                        2,983             4,552            4,622              7,383
Income (Loss) from Operations                        (294)            1,247            1,259              3,853
Net Income (Loss)                                    (282)              728              734              2,155
Net Income (Loss) Per Share
      Basic EPS                                      (.04)*             .11*             .11                .32
      Diluted EPS                                    (.04)*             .10*             .11                .30

                                                                 Fiscal Year Ended June 30, 2003
                                                ------------------------------------------------------------------
                                                First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                -------------    --------------    -------------    --------------
Net Sales                                       $  11,725        $  13,859         $  13,406        $    18,350
Gross Profit                                        3,048            3,569             3,496              5,288
Income (Loss) from Operations                        (233)             424                 9              2,025
Net Income (Loss)                                    (183)             145              (136)             1,184
Net Income (Loss) Per Share:
      Basic EPS                                      (.03)*            .02*             (.03)*              .19*
      Diluted EPS                                    (.03)*            .02*             (.03)*              .18*

* Restated to reflect 2:1 stock split reported in the third fiscal quarter of 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND 304(B) FINANCIAL DISCLOSURE.

None


ITEM 9A. CONTROL AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13 a - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and sufficient to timely alert them to material information required to be included in the Company's periodic SEC filings and to ensure that the information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. During the fourth quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Beneficial Ownership of Common Stock", "Election of Directors", "Executive Compensation", "Corporate Governance and Board Matters", "Information Concerning Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Principal Accountant Fees and Services" in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                                    Page
                                                                                                    ----
Report of Independent Registered Public Accounting Firm                                             FS-1

Consolidated Balance Sheets as of June 30, 2004 and 2003                                            FS-2

Consolidated Statements of Income for the Years Ended June 30, 2004, 2003 and 2002                  FS-4

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2004, 2003 and 2002    FS-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002              FS-6

Notes to Consolidated Financial Statements, June 30, 2004, 2003 and 2002                            FS-8

(a)2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                                    Page
                                                                                                    ----
II:  Valuation and Qualifying Accounts                                                              FS-24

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(a)3 and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.    Title
-----------    -----
Ex-3.(i)       Articles of Incorporation, as amended            Exhibit 3(I) to Report on Form 10-Q for
                                                                the fiscal year ended December 31, 2001

Ex-3.(ii)      Amended and Restated By-Laws                     E-1

Ex-10.A (i)    Amended and Restated 1992 Incentive Stock        Exhibit 10.A to Report on Form 10-K for
               Option Plan                                      fiscal year ended June 30, 2001

*Ex-10.A (ii)  2002 Employee Stock Option Plan                  Exhibit 10.Y to Report on Form 10-Q for
                                                                the fiscal quarter ended December 31,
                                                                2003

*Ex-10.B       2000 Non-Employee Stock Option Plan              Exhibit 10.B to Report on Form 10-K for
                                                                fiscal year ended June 30, 2001

Ex-10.C        Loan and Security Agreement with Marine          E-17
               Midland Bank dated as of May 12 1997

Ex-10.D        Revolving Credit Note #1 to Marine Midland       E-65
               Bank dated as of May 12 1997

Ex-10.E        Revolving Credit Note #2 to Marine Midland       E-72
               Bank dated as of May 12 1997

Ex-10.F        Promissory Note to Marine Midland Bank dated     E-79
               as of May 12 1997

Ex-10.G        Amendment No.1 to the Loan and Security          E-83
               Agreement with Marine Midland Bank dated as of
               May 28 1998

Ex-10.H        Term Loan Note to Marine Midland Bank dated as   E-87
               of May 28 1998

*Ex-10.I       Amended and Restated Employment Agreement with   Exhibit 10.I to Report on Form 10-K for
               Richard Soloway                                  fiscal year ended June 30, 2003

*Ex.10.J       Employment Agreement with Jorge Hevia            Exhibit 10.R to Report on Form 10-Q for
                                                                period ended March 31, 2001

Ex-10.K        Amendment No. 2 to the Loan and Security         Exhibit 10.S to Report on Form 10-K for
               Agreement with HSBC Bank dated as of June        fiscal year ended June 30, 2001
               30,2001

*Ex-10.L       Employment Agreement with Michael Carrieri       Exhibit 10.U to Report on Form 10-Q For
                                                                fiscal quarter ended September 30, 2001

*Ex-10.M       Indemnification Agreement dated August 9, 2001   Exhibit 10.T to Report on Form 10-K For
                                                                fiscal year ended June 30, 2001

Ex-10.O        Amendment No. 4 to Loan and Security Agreement   Exhibit 10.V to Report on Form 8-K
                                                                Filed July 27, 2002

Ex-10.P        Amendment No. 8 to Loan and Security Agreement   Exhibit 10.W to Report on Form 10-K for
                                                                fiscal year ended June 30, 2001

Ex-10.Q        Note Modification Agreement                      Exhibit 10.W to Report on Form 10-K for
                                                                fiscal year ended June 30, 2001

Ex-10.R        Amendment No. 10 to the Loan and Security        Exhibit 10.R to Report on Form 10-K for
               Agreement                                        fiscal year ended June 30, 2003

Ex-10.S        Amendment No. 3 to the Loan and Security         E-91
               Agreement

Ex-10.T        Amendment No. 9 to the Loan and Security         E-97
               Agreement

Ex-10.U        Amendment No. 11 to the Loan and Security        E-106
               Agreement

Ex-10.V        Amendment No. 12 to the Loan and Security        E-111
               Agreement

Ex-10.W        Amendment No. 13 to the Loan and Security        E-116
               Agreement

Ex-14.0        Code of Ethics                                   Exhibit 14.0 to Report on Form 10-K for
                                                                the fiscal year ended June 30, 2003

Ex-21.0        Subsidiaries of the Registrant                   E-121

Ex-23.1        Consent of Independent Auditors                  E-122

Ex-31.1        Section 302 Certification of Chief Executive     E-123
               Officer

Ex-31.2        Section 302 Certification of Chief Financial     E-124
               Officer

Ex-32.1        Certification of Chief Executive Officer         E-125
               Pursuant to 18 USC Section 1350 and Section
               906 of Sarbanes - Oxley Act of 2002

Ex-32.2        Certification of Chief Financial Officer         E-126
               Pursuant to 18 USC Section 1350 and Section
               906 of Sarbanes - Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 27, 2004

                                              NAPCO SECURITY SYSTEMS, INC.
                                              (Registrant)

                                          By: /s/ RICHARD SOLOWAY
                                              --------------------------------
                                              Richard Soloway
                                              Chairman of the Board of
                                              Directors, President and Secretary
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

         Signature                             Title                           Date
         ---------                             -----                           ----
/s/RICHARD SOLOWAY              Chairman of the Board of Directors,      September 27, 2004
---------------------------     President and Secretary
Richard Soloway                 (Principal Executive Officer)
                                and Director

/s/KEVIN S. BUCHEL              Senior Vice President                    September 27, 2004
---------------------------     of Operations and Finance
Kevin S. Buchel                 and Treasurer
                                (Principal Financial and
                                Accounting Officer) and Director

/s/PAUL STEPHEN BEEBER          Director                                 September 27, 2004
---------------------------
Paul Stephen Beeber

/s/RANDY B. BLAUSTEIN           Director                                 September 27, 2004
---------------------------
Randy B. Blaustein

/s/ARNOLD BLUMENTHAL            Director                                 September 27, 2004
---------------------
Arnold Blumenthal

/s/DONNA SOLOWAY                Director                                 September 27, 2004
---------------------------
Donna Soloway

/s/ANDREW J WILDER              Director                                 September 27, 2004
---------------------------
Andrew J. Wilder