Form 10-Q
period 2004-09-30
NAPCO SECURITY SYSTEMS INC
filed 2004-11-12
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number: 0-10004

                           NAPCO SECURITY SYSTEMS, INC
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                    11-2277818
-------------------------------                -----------------------------
(State or other jurisdiction of                (IRS Employer Identification
incorporation of organization)                           Number)

         333 Bayview Avenue
        Amityville, New York                                  11701
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

                                 (631) 842-9400
                --------------------------------------------------
               (Registrant's telephone number including area code)

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

                   Yes [ ]                     No [X]

Number of shares outstanding of each of the issuer's classes of common stock, as of: NOVEMBER 1, 2004 (as restated for stock dividend - Note 1)

                COMMON STOCK, $.01 PAR VALUE PER SHARE 8,508,710

                                                                                       Page
                                                                                       ----
PART I:  FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

            NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
            INDEX - SEPTEMBER 30, 2004

              Condensed Consolidated Balance Sheets, September 30, 2004 and
              June 30, 2004                                                              3

              Condensed Consolidated Statements of Operations for the Three
              Months ended September 30, 2004 and 2003                                   4

              Condensed Consolidated Statements of Cash Flows for the Three
              Months ended September 30, 2004 and 2003                                   5

              Notes to Condensed Consolidated Financial Statements                       6

       ITEM 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                               11

       ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk             14

       ITEM 4.   Controls and Procedures                                                14

PART II:  OTHER INFORMATION                                                             15

SIGNATURE PAGE                                                                          16

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002                17

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                          September 30,   June 30,
                                                                               2004        2004
                                                                          -------------   --------
                                                                      (in thousands, except share data)
                                ASSETS
Current Assets:
    Cash                                                                      $ 1,540     $   796
    Accounts receivable, less allowance for doubtful accounts:
                September 30, 2004 $   320
                June 30, 2004      $   355                                     17,477      19,927
    Inventories, net                                                           15,213      14,594
    Prepaid expenses and other current assets                                     778         760
    Deferred income taxes                                                       1,763       1,763
                                                                              -------     -------

       Total current assets                                                    36,771      37,840
    Property, Plant and Equipment, net                                          8,865       8,987
    Goodwill                                                                    9,686       9,686
    Other assets                                                                  174         159
                                                                              -------     -------

                                                                              $55,496     $56,672
                                                                              =======     =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                                         $ 1,488     $ 1,900
    Accounts payable                                                            3,863       3,789
    Accrued expenses                                                            1,032         963
    Accrued salaries and wages                                                  1,908       1,911
    Accrued income taxes                                                          147         285
                                                                              -------     -------

                Total current liabilities                                       8,438       8,848

Long-term debt                                                                  4,838       6,400
Accrued income taxes                                                            2,520       2,243
Deferred income taxes                                                           1,277       1,277
                                                                              -------     -------

                Total liabilities                                              17,073      18,768
                                                                              -------     -------
Stockholders' Equity (Note 1) *:
    Common stock, par value $.01 per share; 21,000,000 shares authorized,
       8,507,750 and 8,503,670 shares issued and outstanding, respectively         85          85
    Additional paid-in capital                                                    137         131
    Stock dividend distributable                                               11,202           -
    Retained earnings                                                          26,999      37,688
                                                                              -------     -------

Total stockholders' equity                                                     38,423      37,904
                                                                              -------     -------

                                                                              $55,496     $56,672
                                                                              =======     =======

  * The 20% stock dividend declared on November 8, 2004 (see Note 1), has been retroactively reflected in Stockholders' Equity.

      See accompanying notes to condensed consolidated financial statement

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                               ---------------------------
                                                                                  2004            2003
                                                                               -----------     -----------
                                                                      (in thousands, except share and per share data)
Net Sales                                                                      $    13,440     $     9,835
Cost of Sales                                                                        9,167           6,852
                                                                               -----------     -----------

    Gross profit                                                                     4,273           2,983
Selling, General and Administrative Expenses                                         3,372           3,277
                                                                               -----------     -----------

    Operating income (loss)                                                            901            (294)
                                                                               -----------     -----------
Interest Expense, net                                                                   68             128
Other Expenses, net                                                                     43              12
                                                                               -----------     -----------

    Other expenses                                                                     111             140
                                                                               -----------     -----------
    Income (loss) before provision (benefit) for income taxes                          790            (434)
Provision (benefit) for income taxes                                                   277            (152)
                                                                               -----------     -----------

    Net income (loss)                                                          $       513     $      (282)
                                                                               ===========     ===========

Net income (loss) per share (Note 1 and Note 4)*:  Basic                       $      0.06     $     (0.04)
                                                                               ===========     ===========

                                                   Diluted                     $      0.06     $     (0.04)
                                                                               ===========     ===========
Weighted average number of shares
            outstanding (Note 1 and Note 4)*:      Basic                         8,506,568       7,684,574
                                                                               ===========     ===========

                                                   Diluted                       8,967,492       7,684,574
                                                                               ===========     ===========

  * The 20% stock dividend declared on November 8, 2004 (see Note 1), has been retroactively reflected in all share and per share data.

     See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                             --------------------
                                                                              2004         2003
                                                                             -------      -------
                                                                                (in thousands)
Cash Flows from Operating Activities:
    Net income (loss)                                                        $   513      $  (282)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
                Depreciation and amortization                                    292          275
                Provision for doubtful accounts                                  (35)          32
    Changes in operating assets and liabilities:
                Accounts receivable                                            2,485        5,236
                Inventories                                                     (619)      (2,035)
                Prepaid expenses and other current assets                        (18)        (639)
                Other assets                                                     (45)          76
                Accounts payable, accrued expenses, accrued salaries and
                  wages, and accrued income taxes                                279         (999)
                                                                             -------      -------

Net Cash Provided by Operating Activities                                      2,852        1,664
                                                                             -------      -------
Cash Flows used in Investing Activities:
    Net purchases of property, plant and equipment                              (140)         (83)
                                                                             -------      -------
Cash Flows from Financing Activities:
    Proceeds from exercise of employee stock options                               6           25
    Principal payments on long-term debt                                      (1,974)      (1,974)
                                                                             -------      -------
                Net cash used in financing activities                         (1,968)      (1,949)
                                                                             -------      -------

Net Increase (Decrease) in Cash                                                  744         (368)

Cash, Beginning of Period                                                        796        1,794
                                                                             -------      -------

Cash, End of Period                                                          $ 1,540      $ 1,426
                                                                             =======      =======
Cash Paid During the Period for:
    Interest                                                                 $    75      $   129
                                                                             =======      =======

    Income taxes                                                             $   131      $    95
                                                                             =======      =======

See accompanying notes to condensed consolidated financial statement.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.)   Summary of Significant Accounting Policies and Other Disclosures

      The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the quarterly period ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

      The unaudited Condensed Consolidated Financial Statements include the accounts of the Company after elimination of all material inter-company balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2004 Consolidated Financial Statements, except as disclosed.

      Advertising and Promotional Costs

      Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Operations and are expensed as incurred. Advertising expense for the three months ended September 30, 2004 and 2003 was $385,000 and $381,000, respectively.

      Research and Development Costs

      Research and development costs incurred by the Company are charged to expense in the period incurred. Research and Development expense for the three months ended September 30, 2004 and 2003 was $1,445,000 and $1,284,000, respectively. These expenses are included in "Cost of sales" in the Condensed Consolidated Statements of Operations.

      Business Concentration and Credit Risk

      An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts Receivable as follows (in thousands):

              Sales for the three months ended September 30,
              -----------------------------------------------
                      2004                      2003
              ---------------------   -----------------------
                 $              %        $                %
              -------        ------   ------          -------
Customer A     1,112            8%       55               1%
Customer B       979            7%      692               7%
               -----         ----     -----           -----
               2,091           15%      747               8%
               =====         ====     =====           =====

                        Accounts Receivable as of:
                -------------------------------------------
                 September 30, 2004       June 30, 2004
                -------------------     -------------------
                  $             %         $             %
                -----         -----     -----         -----
Customer A      2,471          14%      2,071           10%
Customer B      4,167          23%      4,197           21%
                -----          --       -----         ----
                6,638          37%      6,268           31%
                =====          ==       =====         ====

      These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $320,000 and $355,000 as of September 30, 2004 and June 30, 2004, respectively. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

      Stock Options

      During the three months ended September 30, 2004 the Company granted no stock options under its 2002 Employee Incentive Stock Option Plan. 3,400 options were exercised under this plan during the three months ended September 30, 2004.

      Stock Dividend and Stock Split

      In November 2004, the Company's Board of Directors approved a twenty percent (20%) stock dividend of the Company's common stock payable to stockholders of record on November 22, 2004. The effect of the stock dividend has been retroactively reflected in all share and per share data. The additional shares are to be distributed on December 6, 2004. There is no net effect on total stockholders' equity as a result of the stock dividend.

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

2.)   Employee Stock-based Compensation

      The Company has established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended June 30, 2004. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly, no compensation cost has been recognized. The Company adopted the disclosure portion of Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on earnings and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

                                                                         Three Months
                                                                      Ended September 30,
                                                                  --------------------------
                                                                     2004           2003
                                                                  ----------    ------------
                                                                         (unaudited)
                                                              (in thousands, except per share data)
Net income (loss), as reported                                    $      513    $      (282)
Deduct: Total stock-based employee compensation
        expense determined under fair value method
        for all awards, net of related tax effects                       (74)           (53)
                                                                  ----------    -----------
Pro forma net earnings, attributable to common stock              $      439    $      (335)
                                                                  ==========    ===========
Earnings per common share (1):
        Basic - as reported                                       $     0.06    $     (0.04)
                                                                  ==========    ===========
        Basic - pro forma                                         $     0.05    $     (0.04)
                                                                  ==========    ===========

        Diluted - as reported                                     $     0.06    $     (0.04)
                                                                  ==========    ===========
        Diluted - pro forma                                       $     0.05    $     (0.04)
                                                                  ==========    ===========

(1) Information reflects stock dividend and stock split. See Note 1

3.)   Inventories

      Inventories consist of:

                          September 30,     June 30,
                              2004            2004
                           ----------      ----------
                                  (in thousands)
Component parts            $    9,822      $    9,423
Work-in-process                 1,409           1,352
Finished products               3,982           3,819
                           ----------      ----------

                           $   15,213      $   14,594
                           ==========      ==========

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

      A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (Information reflects the stock dividend and stock split as described in Note 1):

                                                     Three months ended September 30, 2004
                                                     (in thousands, except per share data)
                                              -------------------------------------------------
                                               Net Income           Shares            Per Share
                                               (numerator)       (denominator)         Amounts
                                              ------------       -------------       ----------
Net income                                    $        513               -                  -
                                              ------------           -----           --------
BASIC EPS
Net income attributable to common stock       $        513           8,507           $   0.06

EFFECT OF DILUTIVE SECURITIES
Options                                       $          -             460                  -
                                              ------------           -----           --------

DILUTED EPS
Net income attributable to common stock
     and assumed option exercises             $        513           8,967           $   0.06
                                              ============           =====           ========

      No options to purchase shares of common stock in the three months ended September 30, 2004 were excluded in the computation of Diluted EPS because the option price was in excess of the average market price for the three months ended September 30, 2004.

                                             Three months ended September 30, 2003 (as restated)
                                                    (in thousands, except per share data)
                                             ---------------------------------------------------
                                               Net Income            Shares          Per Share
                                              (numerator)        (denominator)         Amounts
                                              ------------       -------------       ----------
Net loss                                      $       (282)              -                  -
                                              ------------           -----             ------

BASIC EPS
Net income attributable to common stock       $       (282)          7,685             ($0.04)

EFFECT OF DILUTIVE SECURITIES
Options                                       $          -               -                  -
                                              ------------           -----             ------
DILUTED EPS
Net loss attributable to common stock
     and assumed option exercises             $       (282)          7,685             ($0.04)
                                              ============           =====             ======

      Options to purchase 1,147,000 shares of common stock in the three months ended September 30, 2003 (as restated - Note 1) were not included in the computation of Diluted EPS because the Company incurred a loss for the three months, therefore the impact would have been anti-dilutive. These options were still outstanding at the end of the period.

5)    Long Term Debt

In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York, common stock of three of the Company's subsidiaries and certain other assets of Napco Security Systems, Inc. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. In September 2004 the Company's bank approved an extension of the expiration date of the secured revolving credit agreement from April 2005 to July 2005 and any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. In October 2004 the Company renegotiated this secured revolving credit agreement at essentially the same terms and conditions with a new expiration date of September 2008.

6.)   Geographical Data

      The revenues attributable to the Company's domestic and foreign operations for the periods presented are summarized in the following tabulation (in thousands):

                                                        Three Months
                                                     Ended September 30,
                                                  ------------------------
                                                    2004            2003
                                                  -------         --------
Sales to external customers(1):
      Domestic                                    $11,463         $  7,974
      Foreign                                       1,977            1,861
                                                  -------         --------

      Total Net Sales                             $13,440         $  9,835
                                                  =======         ========

(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of Net Sales.

7)    Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Napco Security Systems, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. Factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, inability to refinance, adverse tax consequences of offshore operations, distribution problems, unforeseen environmental liabilities and the uncertain military, political and economic conditions in the world. These and other risks are detailed in Part I, Item 1 and elsewhere in this Form 10-Q. The Company assumes no obligation to update publicly the Forward-Looking Statements contained herein, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts receivable as follows (in thousands):

                        Sales for the three months ended September 30,
                        ----------------------------------------------
                                2004                       2003
                        --------------------         -----------------
                           $             %             $           %
                        ------         -----         -----       -----
Customer A               1,112           8%            55         1%
Customer B                 979           7%           692         7%
                         -----          --            ---         -
                         2,091          15%           747         8%
                         =====          ==            ===         =

                                  Accounts Receivable as of:
                         ------------------------------------------
                         September 30, 2004          June 30, 2004
                         ------------------         ---------------
                           $             %            $           %
                         -----          --          -----        --
Customer A               2,471          14%         2,071        10%
Customer B               4,167          23%         4,197        21%
                         -----          --          -----        --
                         6,638          37%         6,268        31%
                         =====          ==          =====        ==

These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $320,000 and $355,000 as of September 30, 2004 and June 30, 2004, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

Inventories

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

On an annual basis, we test goodwill for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates we choose. To mitigate undue influence, we use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. We evaluate our recorded goodwill with the assistance of a third-party valuation firm.

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

Stock Dividend

In November 2004, the Company's Board of Directors approved a twenty percent (20%) stock dividend of the Company's common stock payable to stockholders of record on November 22, 2004. The additional shares are to be distributed on December 6, 2004. The effect of the stock dividend has been retroactively reflected in all share and per share data. As a result, all references to numbers of shares have been increased by 20%, and there has been a corresponding decrease to all per share amounts, throughout this entire document for all periods presented. This resulted in a reduction in earnings per share due to the increase in the weighted average number of shares outstanding as a result of the 20% stock dividend. Retroactive adjustment to all share and per share data is necessary to assure such information is comparable for all periods presented. There is no net effect on total stockholders' equity as a result of the stock dividend. The following table shows the effect of retroactively reflecting this 20% stock dividend on earnings per share for the three months ended September 30, 2004 and September 30, 2003 (in thousands except share and per share data):

                                                          Three months ended September 30,
                                                          --------------------------------
                                                              2004                2003
                                                          ------------        ------------
Net income (loss) .....................................     $      513          $     (282)

Earnings (loss) per share before retroactive effect
 of 20% stock dividend:
  Basic ...............................................     $     0.07          $    (0.04)
  Diluted .............................................     $     0.07          $    (0.04)

Weighted average number of shares outstanding before
 retroactive effect of 20% stock dividend:
  Basic ...............................................      7,088,807           6,403,812
  Diluted..............................................      7,472,910           6,403,812

Earnings (loss) per share as reported (after giving
 effect of 20% stock dividend):
  Basic ...............................................     $     0.06          $    (0.04)
  Diluted..............................................     $     0.06          $    (0.04)

Weighted average number of shares outstanding as
 reported (after giving effect of 20% stock dividend):
  Basic ...............................................      8,506,568           7,684,574
  Diluted..............................................      8,967,492           7,684,574


Results of Operations

Sales for the three months ended September 30, 2004 increased by 37% to $13,440,000 as compared to $9,835,000 for the same period a year ago. The increase in net sales for the three months ended September 30, 2004 was primarily due to increased sales of the Company's burglar alarm products. Sales in the first fiscal quarter of last year were adversely affected by a major distributor's introduction of its company-wide inventory reduction program. During the quarter ended December 31, 2003, the Company began the process of realigning its burglar alarm products distribution network which culminated in the termination of the aforementioned major burglar alarm distributor. The Company reallocated its burglar alarm products business across its extensive national network of independent distributors. Management believes that this realignment of its distribution network resulted in increased sales during the first quarter of fiscal 2005.

The Company's gross profit for the three months ended September 30, 2004 increased by $1,290,000 to $4,273,000 or 31.8% of sales as compared to $2,983,000 or 30.3% of sales for the same period a year ago. The increase was due primarily to the increase in sales as discussed above as well as to lower manufacturing overhead costs due, in part, to a favorable change in the exchange rate relating to the Company's Dominican Republic manufacturing facility as compared to the same period a year ago.

Selling, general and administrative expenses for the three months ended September 30, 2004 increased slightly to $3,372,000, or 25% of sales, as compared to $3,277,000, or 33% of sales a year ago. The decline in Selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 2004 was due primarily to net sales increasing as described above while expenses remained relatively constant.

Interest expense for the three months ended September 30, 2004 decreased by $60,000 to $68,000 from $128,000 for the same period a year ago. The change for the three months resulted primarily from the reduction in the Company's average outstanding debt.

Other Income/expense for the three months ended September 30, 2004 increased by $31,000 to $43,000 from $12,000 for the same period a year ago. This increase resulted primarily from expenses related to the Company's joint venture in the Middle East which was formed in April of 2004.

The Company had a provision for income taxes for the three months ended September 30, 2004 of $277,000 as compared to a benefit of ($152,000), for the same period a year ago. The tax provision and benefit are calculated using an estimated effective tax rate of 35%.

Net income increased by $795,000 to $513,000 or $0.06 per share for the three months ended September 30, 2004 as compared to a loss of ($282,000) or ($0.04) per share, as restated, for the same period a year ago. These changes were primarily due to the items discussed above.

Liquidity and Capital Resources

During the three months ended September 30, 2004 the Company utilized a portion of its cash generated from operations to reduce certain of its outstanding borrowings (by $1,974,000), purchase property, plant and equipment ($140,000)and invest in additional inventory ($619,000) as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2006.

Accounts Receivable at September 30, 2004 decreased $2,450,000 to $17,477,000 as compared to $19,927,000 at June 30, 2004. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2004 as compared to the quarter ended September 30, 2004.

Inventory at September 30, 2004 increased by $619,000 to $15,213,000 as compared to $14,594,000 at June 30, 2004. This increase was primarily the result of the Company's level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters.

In January 2003, the Company repurchased 500,000 shares of its common stock from two stockholders, unaffiliated with the Company, at $4.07 per share, a discount from its then current trading price of $4.17. The transaction was approved by the Board of Directors and the purchase price of $2,442,000 (including fees of $5,000), was financed through the Company's revolving line of credit and a new five year term loan from its primary bank for $1,250,000. The term loan is being repaid in 60 equal monthly installments commencing on April 30, 2003.

During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC.

Other than the $8,250,000 and $1,250,000 loans described above, the Company's credit facilities consist of an $18,000,000 secured revolving credit agreement. In April 2004 the Company's bank approved an extension of the expiration date of the secured revolving credit agreement from January 2005 to April 2005. In October 2004 the Company renegotiated this secured revolving credit agreement at essentially the same terms and conditions with a new expiration date of September 2008. As of September 30, 2004 there was $13,787,000 available under this secured revolving credit facility.

As of September 30, 2004 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facilities) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At September 30, 2004 an aggregate amount of approximately $6,300,000 was outstanding under these facilities. If these borrowings remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $63,000 in interest that year.

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

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Amended and Restated Loan and Security Agreement dated October 21, 2004

            31.1  Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard
                  L. Soloway, Chairman of the Board and President

            31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance

            32.1  Section 1350 Certifications

      (b)   Form 8-K Filings

            (i) On September 28, 2004 the Company filed an 8-K reporting under item 2, Results of Operations and Financial Condition, and Item 9, Financial Statements

            (ii) On September 15, 2004 the Company filed an 8-K reporting under
            Item 9, Financial Statements and Exhibits.

            (iii) On August 10, 2004 the Company filed an 8-K reporting under
            Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2004

                           NAPCO SECURITY SYSTEMS, INC
                                  (Registrant)

By: /s/ Richard L. Soloway
    ----------------------------------------------------------
        Richard L. Soloway
        Chairman of the Board of Directors, President
                and Secretary
        (Chief Executive Officer)

By: /s/ Kevin S. Buchel
    ----------------------------------------------------------
        Kevin S. Buchel
        Senior Vice President of Operations and Finance
                and Treasurer
        (Principal Financial and Accounting Officer)