Form 10-Q
period 2004-12-31
NAPCO SECURITY SYSTEMS INC
filed 2005-02-11
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission File number: 0-10004

                           NAPCO SECURITY SYSTEMS, INC
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                      11-2277818
----------------------------------------            ----------------------------
   (State or other jurisdiction of                  (IRS Employer Identification
   incorporation of organization)                               Number)

          333 Bayview Avenue
         Amityville, New York                                  11701
----------------------------------------            ---------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (631) 842-9400
              ---------------------------------------------------
              (Registrant's telephone number including area code)

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

                                 Yes [ ] No [X]

Number of shares outstanding of each of the issuer's classes of common stock, as of: JANUARY 28, 2005

                COMMON STOCK, $.01 PAR VALUE PER SHARE 8,556,710

                                                                                                                     Page
                                                                                                                     ----
PART I: FINANCIAL INFORMATION

      ITEM 1. Financial Statements

         NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES INDEX - DECEMBER 31, 2004

            Condensed Consolidated Balance Sheets, December 31, 2004 and June 30, 2004                                 3

            Condensed Consolidated Statements of Income for the Three Months ended December 31, 2004 and 2003          4

            Condensed Consolidated Statements of Income for the Six Months ended December 31, 2004 and 2003            5

            Condensed Consolidated Statements of Cash Flows for the Six Months ended December 31, 2004 and 2003        6

            Notes to Condensed Consolidated Financial Statements                                                       7

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   13

      ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                                              17

      ITEM 4. Controls and Procedures                                                                                 18

PART II: OTHER INFORMATION                                                                                            18

SIGNATURE PAGE                                                                                                        19

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,         June 30,
                                                                   2004 (unaudited)        2004
                                                                   ----------------     ------------
                                                                   (in thousands, except share data)
                                     ASSETS
Current Assets:
        Cash                                                           $  1,579           $    796
        Accounts receivable, less allowance for doubtful accounts        17,094             19,927
        Inventories, net                                                 14,992             14,594
        Prepaid expenses and other current assets                           610                760
        Deferred income taxes                                             1,763              1,763
                                                                       --------           --------

                Total current assets                                     36,038             37,840

Property, Plant and Equipment, net                                        8,937              8,987
Goodwill                                                                  9,686              9,686
Other assets                                                                186                159
                                                                       --------           --------

                                                                       $ 54,847           $ 56,672
                                                                       ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Current portion of long-term debt                              $      -           $  1,900
        Accounts payable                                                  4,759              3,789
        Accrued expenses                                                    789                963
        Accrued salaries and wages                                        1,792              1,911
        Accrued income taxes                                                  4                285
                                                                       --------           --------

                Total current liabilities                                 7,344              8,848

Long-term debt                                                            4,363              6,400
Accrued income taxes                                                      2,520              2,243
Deferred income taxes                                                     1,277              1,277
                                                                       --------           --------

                Total liabilities                                        15,504             18,768
                                                                       --------           --------

Stockholders' Equity (Note 1) *:
        Common stock, par value $.01 per share; 21,000,000 shares
         authorized, 8,544,710 and 8,503,670 shares issued and
         outstanding, respectively                                           85                 85
        Additional paid-in capital                                       11,435             11,381
        Retained earnings                                                27,823             26,438
                                                                       --------           --------

                Total stockholders' equity                               39,343             37,904
                                                                       --------           --------

                                                                       $ 54,847           $ 56,672
                                                                       ========           ========

* The 20% stock dividend declared on November 8, 2004 (see Note 1), has been retroactively reflected in Stockholders' Equity.

      See accompanying notes to condensed consolidated financial statement

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                         Three Months Ended
                                                                            December 31,
                                                           -----------------------------------------------
                                                              2004                                2003
                                                           -----------                         -----------
                                                           (in thousands, except share and per share data)
Net Sales                                                  $    16,019                         $    14,629
Cost of Sales                                                   11,101                              10,077
                                                           -----------                         -----------

   Gross profit                                                  4,918                               4,552
Selling, General and Administrative Expenses                     3,468                               3,305
                                                           -----------                         -----------

   Operating income                                              1,450                               1,247
                                                           -----------                         -----------

Interest Expense, net                                               58                                 102
Other Expenses, net                                                 55                                  24
                                                           -----------                         -----------

   Other expenses                                                  113                                 126
                                                           -----------                         -----------

   Income before provision for income taxes                      1,337                               1,121
Provision for income taxes                                         465                                 393
                                                           -----------                         -----------

   Net income                                              $       872                         $       728
                                                           ===========                         ===========

Net income per share (Note 1 and Note 4) *:     Basic      $      0.10                         $      0.09
                                                           ===========                         ===========

                                                Diluted    $      0.10                         $      0.09
                                                           ===========                         ===========

Weighted average number of shares
   outstanding (Note 1 and Note 4) *:           Basic        8,525,500                           7,718,707
                                                           ===========                         ===========

                                                Diluted      9,104,098                           8,256,933
                                                           ===========                         ===========

* The 20% stock dividend declared on November 8, 2004 (see Note 1), has been retroactively reflected in all 2003 share and per share data.

     See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                          Six Months Ended
                                                                             December 31,
                                                           -----------------------------------------------
                                                              2004                                2003
                                                           -----------                         -----------
                                                           (in thousands, except share and per share data)
Net Sales                                                  $    29,459                         $    24,464
Cost of Sales                                                   20,268                              16,929
                                                           -----------                         -----------

        Gross profit                                             9,191                               7,535
Selling, General and Administrative Expenses                     6,840                               6,582
                                                           -----------                         -----------

        Operating income                                         2,351                                 953
                                                           -----------                         -----------

Interest Expense, net                                              126                                 230
Other Expenses, net                                                 98                                  36
                                                           -----------                         -----------

        Other expenses                                             224                                 266
                                                           -----------                         -----------

        Income before provision for income taxes                 2,127                                 687
Provision for income taxes                                         742                                 241
                                                           -----------                         -----------

        Net income                                         $     1,385                         $       446
                                                           ===========                         ===========

Net income per share (Note 1 and Note 4) *:     Basic      $      0.16                         $      0.06
                                                           ===========                         ===========

                                                Diluted    $      0.15                         $      0.05
                                                           ===========                         ===========

Weighted average number of shares
        outstanding (Note 1 and Note 4) *:      Basic        8,516,019                           7,699,859
                                                           ===========                         ===========

                                                Diluted      9,035,422                           8,264,993
                                                           ===========                         ===========

* The 20% stock dividend declared on November 8, 2004 (see Note 1), has been retroactively reflected in all 2003 share and per share data.

      See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                      Six Months Ended
                                                                        December 31,
                                                                    ---------------------
                                                                      2004        2003
                                                                    ---------   ---------
                                                                       (in thousands)
Cash Flows from Operating Activities:
     Net income                                                     $   1,385   $     446
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                   563         558
          Provision for doubtful accounts                                 (35)         61
     Changes in operating assets and liabilities:
          Accounts receivable                                           2,870       4,106
          Inventories                                                    (400)       (557)
          Prepaid expenses and other current assets                       150        (500)
          Other assets                                                    (57)         76
          Accounts payable, accrued expenses, accrued salaries and
            wages, and accrued income taxes                               673      (1,598)
                                                                    ---------   ---------

Net Cash Provided by Operating Activities                               5,149       2,592
                                                                    ---------   ---------

Cash Flows used in Investing Activities:
     Net purchases of property, plant and equipment                      (483)       (224)
                                                                    ---------   ---------

     Cash Flows from Financing Activities:
     Proceeds from exercise of employee stock options                      54          82
     Proceeds from long-term debt                                       2,350           -
     Principal payments on long-term debt                              (6,287)     (2,450)
                                                                    ---------   ---------

          Net cash used in financing activities                        (3,883)     (2,368)
                                                                    ---------   ---------

Net Increase in Cash                                                      783           -

Cash, Beginning of Period                                                 796       1,794
                                                                    ---------   ---------

Cash, End of Period                                                 $   1,579   $   1,794
                                                                    =========   =========

Cash Paid During the Period for:

     Interest                                                       $     134   $     237
                                                                    =========   =========

     Income taxes                                                   $     738   $      95
                                                                    =========   =========

See accompanying notes to condensed consolidated financial statement.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED STATEMENTS (unaudited)

1.)   Summary of Significant Accounting Policies and Other Disclosures

      The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the periods ended December 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

      Advertising and Promotional Costs

      Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Income and are expensed as incurred. Advertising expense for the three months ended December 31, 2004 and 2003 was $310,000 and $263,000, respectively. Advertising expense for the six months ended December 31, 2004 and 2003 was $695,000 and $645,000, respectively.

      Research and Development Costs

      Research and development costs incurred by the Company are charged to expense in the period incurred. Research and Development expense for the three months ended December 31, 2004 and 2003 was $1,532,000 and $1,269,000, respectively. Research and Development expense for the six months ended December 31, 2004 and 2003 was $2,977,000 and $2,553,000,
      respectively. These expenses are included in "Cost of sales" in the Condensed Consolidated Statements of Income.

      Business Concentration and Credit Risk

      An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts Receivable as follows (in thousands):

             Sales for the three months ended December 31,
             ---------------------------------------------
             2004                       2003
             -----                      -----
               $            %             $             %
             -----         --           -----          --
Customer A   1,458          9%          1,160           8%
Customer B   1,120          7%            881           6%
             -----         --           -----          --
             2,578         16%          2,041          14%
             =====         ==           =====          ==

              Sales for the six months ended December 31,
             ---------------------------------------------
             2004                       2003
             -----                      -----
               $            %             $             %
             -----         --           -----          --
Customer A   2,560          9%          1,211           5%
Customer B   2,099          7%          1,573           6%
             -----         --           -----          --
             4,659         16%          2,784          11%
             =====         ==           =====          ==

                       Accounts Receivable as of:
                -------------------------------------------
                December 31,
                   2004               June 30, 2004
                ------------          -------------
                    $          %           $            %
               --------       --      ---------         --
Customer A        2,448       14%         2,071         10%
Customer B        4,334       25%         4,197         21%
                  -----       --          -----         --
                  6,782       39%         6,268         31%
                  =====       ==          =====         ==

      These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $320,000 and $355,000 as of December 31, 2004 and June 30, 2004, respectively. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

      Stock Options

      During the six months ended December 31, 2004 the Company granted no stock options under its 2002 Employee Incentive Stock Option Plan. 36,960 and 41,040 options were exercised under this plan during the three and six months ended December 31, 2004, respectively.

      Stock Dividend and Stock Split

      In November 2004, the Company's Board of Directors approved a twenty percent (20%) stock dividend of the Company's common stock payable to stockholders of record on November 22, 2004. The effect of the stock dividend, which has been accounted for similar to a stock split, has been retroactively reflected in all share and per share data. The additional shares of 1,424,118 were distributed on December 6, 2004. There is no net effect on total stockholders' equity as a result of the stock dividend.

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

      Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of FAS 151 are effective for fiscal 2006. Management is currently evaluating the provisions of FAS 151 and does not expect adoption will have a material impact on the Company's financial position, results of operations, or cash flows.

      In December 2004, the FASB finalized FAS No. 123R "Share-Based Payment" ("FAS 123R"), amending FAS No. 123, effective beginning the Company's first quarter of fiscal 2006. FAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the Company's results of operations using a Black-Scholes option-pricing model is presented in Note 2. The adoption of FAS 123R will have no effect on the Company's cash flows or financial position, but will have an adverse impact on results of operations.

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", ("SP FAS 109-2"). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer

      ("repatriation provision"), provided certain criteria are met. SP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SP FAS 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the Company is unable to determine the amount of foreign earnings, if any, that would be repatriated. Accordingly, the Company will complete its evaluation after the necessary guidance is provided.

      In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for the Company's fiscal year ending June 2006. The adoption of FAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

2.)   Employee Stock-based Compensation

      The Company has established a number of share incentive programs as discussed in more detail in the Company's annual report on Form 10-K for the year ended June 30, 2004. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly, no compensation cost has been recognized. The Company adopted the disclosure portion of FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly FAS No. 123 pro forma disclosure.

      As discussed in Note 1, FAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. The effect of expensing stock options on the Company's results of operations using a Black-Scholes option-pricing model is presented in the following pro forma table:

                                                          Three Months          Six Months
                                                       Ended December 31,   Ended December 31,
                                                       ------------------   ------------------
                                                        2004        2003      2004      2003
                                                       ------      ------   --------   -------
                                                        (in thousands, except per share data)
Net income, as reported                                $  872      $  728   $  1,385   $   446
Deduct: Total stock-based employee compensation
        expense determined under fair value method
        for all awards, net of related tax effects        (41)        (39)       (63)      (92)
                                                       ------      ------   --------   -------
Pro forma net income                                   $  831      $  689   $  1,322   $   354
                                                       ======      ======   ========   =======

Earnings per common share (1):
        Basic - as reported                            $ 0.10      $ 0.09   $   0.16   $  0.06
                                                       ======      ======   ========   =======
        Basic - pro forma                              $ 0.10      $ 0.09   $   0.16   $  0.05
                                                       ======      ======   ========   =======

        Diluted - as reported                          $ 0.10      $ 0.09   $   0.15   $  0.05
                                                       ======      ======   ========   =======
        Diluted - pro forma                            $ 0.09      $ 0.08   $   0.15   $  0.04
                                                       ======      ======   ========   =======

(1) Information reflects stock dividend and stock split. See Note 1.

3.)   Inventories

      Inventories consist of:

                     December 31,   June 30,
                         2004         2004
                     ------------   --------
                         (in thousands)
Component parts      $      9,681   $  9,423
Work-in-process             1,389      1,352
Finished products           3,924      3,819
                     ------------   --------

                     $     14,994   $ 14,594
                     ============   ========

      For interim financial statements, inventories are calculated using a gross profit percentage.

4.)   Earnings Per Common Share

      The Company follows the provisions of FAS No. 128, "Earnings Per Share". In accordance with FAS No. 128, earnings per common share amounts ("Basic EPS") were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution ("Diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options. FAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of income.

      A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data) (Information reflects the stock dividend and stock split as described in Note 1):

                                              Three months ended December 31, 2004
                                            ----------------------------------------
                                            Net Income       Shares        Per Share
                                            (numerator)   (denominator)     Amounts
                                            -----------   -------------    ---------
BASIC EPS
Net income attributable to common stock     $       872           8,549    $    0.10

EFFECT OF DILUTIVE SECURITIES
Options                                     $         -             579            -
                                            -----------   -------------    ---------

DILUTED EPS
Net income attributable to common stock
  and assumed option exercises              $       872           9,128    $    0.10
                                            ===========   =============    =========

      No options to purchase shares of common stock in the three months ended December 31, 2004 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for the three months ended December 31, 2004.

                                              Three months ended December 31, 2003
                                            ----------------------------------------
                                            Net Income       Shares        Per Share
                                            (numerator)   (denominator)     Amounts
                                            -----------   -------------    ---------
BASIC EPS
Net income attributable to common stock     $       728           7,723    $    0.09

EFFECT OF DILUTIVE SECURITIES
Options                                     $         -             538            -
                                            -----------   -------------    ---------

DILUTED EPS
Net income attributable to common stock
  and assumed option exercises              $       728           8,261    $    0.09
                                            ===========   =============    =========

      Options to purchase 74,400 shares of common stock in the three months ended December 31, 2003 were not included in the computation of Diluted EPS because the option price was in excess of the average market price for the three months ended December 31, 2003. These options were still outstanding at the end of the period.

                                               Six months ended December 31, 2004
                                            ----------------------------------------
                                            Net Income       Shares        Per Share
                                            (numerator)   (denominator)     Amounts
                                            -----------   -------------    ---------
BASIC EPS
Net income attributable to common stock     $     1,385           8,539    $    0.16

EFFECT OF DILUTIVE SECURITIES
Options                                     $         -             520         0.01
                                            -----------   -------------    ---------

DILUTED EPS
Net income attributable to common stock
    and assumed option exercises            $     1,385           9,059    $    0.15
                                            ===========   =============    =========

      No options to purchase shares of common stock in the six months ended December 31, 2004 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for the six months ended December 31, 2004.

                                               Six months ended December 31, 2003
                                            ----------------------------------------
                                            Net Income       Shares        Per Share
                                            (numerator)   (denominator)     Amounts
                                            -----------   -------------    ---------
BASIC EPS
Net income attributable to common stock     $       446           7,700    $    0.06

EFFECT OF DILUTIVE SECURITIES
Options                                     $         -             565    $    0.01
                                            -----------   -------------    ---------

DILUTED EPS
Net income attributable to common stock
    and assumed option exercises            $       446           8,265    $    0.05
                                            ===========   =============    =========

      Options to purchase 79,680 shares of common stock in the six months ended December 31, 2003 were not included in the computation of Diluted EPS because the option price was in excess of the average market price for the six months ended December 31, 2003. These options were still outstanding at the end of the period.

5)    Long Term Debt

      In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York, common stock of three of the Company's subsidiaries and certain other assets of Napco Security Systems, Inc. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. In October 2004 the Company renegotiated this secured revolving credit agreement at essentially the same terms and conditions with a new expiration date of September 2008. In December 2004, the Company utilized a portion of this revolving credit agreement to accelerate full repayment of its two term loans, aggregating $1,658,000, which were outstanding at the beginning of the quarter ended December 31, 2004.

6.)   Geographical Data

      The revenues attributable to the Company's domestic and foreign operations for the periods presented are summarized in the following tabulation (in thousands):

                                       Three Months          Six Months
                                     Ended December 31,   Ended December 31,
                                    -------------------   ------------------
                                      2004       2003       2004      2003
                                    --------   --------   --------  --------
Sales to external customers (1):
   Domestic                         $ 13,576   $ 12,174   $ 25,038  $ 20,148
   Foreign                             2,443      2,455      4,421     4,316
                                    --------   --------   --------  --------

   Total Net Sales                  $ 16,019   $ 14,629   $ 29,459  $ 24,464
                                    ========   ========   ========  ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Napco Security Systems, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. Factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, adverse tax consequences of offshore operations, distribution problems, unforeseen environmental liabilities and the uncertain military, political and economic conditions in the world. The Company assumes no obligation to update publicly the Forward-Looking Statements contained herein, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts receivable as follows (in thousands):

                 Sales for the three months ended December 31,
                 ---------------------------------------------
                   2004                     2003
                   -----                    -----
                     $            %           $           %
                   -----         --         -----        --
Customer A         1,458          9%        1,160         8%
Customer B         1,120          7%          881         6%
                   -----         --         -----        --
                   2,578         16%        2,041        14%
                   =====         ==         =====        ==

                 Sales for the six months ended December 31,
                 -------------------------------------------
                   2004                    2003
                   -----                   -----
                    $           %            $           %
                   -----       --          -----        --
Customer A         2,560        9%         1,211         5%
Customer B         2,099        7%         1,573         6%
                   -----       --          -----        --
                   4,659       16%         2,784        11%
                   =====       ==          =====        ==

                            Accounts Receivable as of:
                 -------------------------------------------
                 December 31,
                     2004             June 30, 2004
                     -----            -------------
                       $        %           $            %
                     -----     --         -----         --
Customer A           2,448     14%        2,071         10%
Customer B           4,334     25%        4,197         21%
                     -----     --         -----         --
                     6,782     39%        6,268         31%
                     =====     ==         =====         ==

These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $320,000 and $355,000 as of December 31, 2004 and June 30, 2004, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Stock Dividend

In November 2004, the Company's Board of Directors approved a twenty percent (20%) stock dividend of the Company's common stock payable to stockholders of record on November 22, 2004. The additional shares were distributed on December 6, 2004. The effect of the stock dividend has been retroactively reflected in all share and per share data. As a result, all references to numbers of shares have been increased by 20%, and there has been a corresponding decrease to all per share amounts, throughout this entire document for all periods presented. This resulted in a reduction in earnings per share due to the increase in the weighted average number of shares outstanding as a result of the 20% stock dividend. Retroactive adjustment to all share and per share data is necessary to assure such information is comparable for all periods presented. There is no net effect on total stockholders' equity as a result of the stock dividend.

The following table shows the effect of retroactively reflecting this 20% stock dividend on earnings per share for the three and six months ended December 31, 2004 and December 31, 2003 (in thousands except share and per share data):

                                                                  Three months ended    Six months ended
                                                                  December 31, 2003     December 31, 2003
                                                                  ------------------    -----------------
Net income                                                            $      728            $      446

Earnings per share before retroactive effect of 20%
stock dividend:
        Basic                                                         $     0.11            $     0.07
        Diluted                                                       $     0.11            $     0.06
Weighted average number of shares outstanding before
retroactive effect of 20% stock dividend:
        Basic                                                          6,435,701             6,416,547
        Diluted                                                        6,884,223             6,887,494

Earnings per share as reported (after giving
effect of 20% stock dividend):
        Basic                                                         $     0.09            $     0.06
        Diluted                                                       $     0.09            $     0.05
Weighted average number of shares outstanding as reported (after giving effect of 20% stock dividend):
        Basic                                                          7,718,707             7,699,856
        Diluted                                                        8,256,933             8,264,993


Results of Operations

                                        Three months ended December 31,          Six months ended December 31,
                                     ------------------------------------    ------------------------------------
                                                               Increase/                               Increase/
                                        2004         2003      (decrease)       2004         2003      (decrease)
                                     ----------   ----------   ----------    ----------   ----------   ----------
Net sales                            $   16,019   $   14,629   $    1,390    $   29,459   $   24,464   $    4,995
Gross profit                              4,918        4,552          366         9,191        7,535        1,656
Gross profit as a % of net sales           30.7%        31.1%        (0.4%)        31.2%        30.8%         0.4%
Selling, general and administrative       3,468        3,305          163         6,840        6,582          258
Income from operations                    1,450        1,247          203         2,351          953        1,398
Interest expense                             58          102          (44)          126          230         (104)
Other expense                                55           24           31            98           36           62
Provision for income taxes                  465          393           72           742          241          501
Net income                                  872          728          144         1,385          446          939

Sales for the three months ended December 31, 2004 increased by 10% to $16,019,000 as compared to $14,629,000 for the same period a year ago. Sales for the six months ended December 31, 2004 increased by 20% to $29,459,000 as compared to $24,464,000 for the same period a year ago. The increase in net sales for the three and six months ended December 31, 2004 was primarily due to increased sales of the Company's burglar alarm products. Sales in the first two fiscal quarters of last year were adversely affected by a major distributor's introduction of its company-wide inventory reduction program. During the quarter ended December 31, 2003, the Company began the process of realigning its burglar alarm products distribution network, which culminated in the termination of the aforementioned major burglar alarm distributor. The Company reallocated its burglar alarm products business across its extensive national network of independent distributors. Management believes that this realignment of its distribution network resulted in increased sales during the first two quarters of fiscal 2005.

The Company's gross profit for the three months ended December 31, 2004 increased by $366,000 to $4,918,000 or 30.7% of sales as compared to $4,552,000 or 31.1% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2004 increased by $1,656,000 to $9,191,000 or 31.2% of sales as compared to $7,535,000 or 30.8% of sales for the same period a year ago. The increase in dollars was due primarily to the increase in sales as discussed above. During the three and six months ended December 31, 2004, gross profit as a percentage of sales was affected by an unfavorable change in the foreign currency exchange rate relating to the Company's Dominican Republic manufacturing facility which was substantially offset by more efficient overhead absorption due to the increase in sales described above.

Selling, general and administrative expenses for the three months ended December 31, 2004 increased by $163,000 to $3,468,000, or 21.6% of sales, as compared to $3,305,000, or 22.6% of sales a year ago. Selling, general and administrative expenses for the six months ended December 31, 2004 increased by $258,000 to $6,840,000, or 23.2% of sales, as compared to $6,582,000, or 26.9% of sales a year ago. The increase in dollars and the decline in Selling, general and administrative expenses as a percentage of sales for the three and six months ended December 31, 2004 were due primarily to net sales increasing as described above while non-variable expenses remained relatively constant.

Interest expense for the three months ended December 31, 2004 decreased by $44,000 to $58,000 from $102,000 for the same period a year ago. Interest expense for the six months ended December 31, 2004 decreased by $104,000 to $126,000 from $230,000 for the same period a year ago. The change for the three and six months resulted primarily from the reduction in the Company's average outstanding debt.

Other Income/expense for the three months ended December 31, 2004 increased by $31,000 to $55,000 from $24,000 for the same period a year ago. Other Income/expense for the six months ended December 31, 2004 increased by $62,000 to $98,000 from $36,000 for the same period a year ago. This increase resulted primarily from expenses related to the Company's joint venture in the Middle East, which was formed in April of 2004.

The Company had a provision for income taxes for the three months ended December 31, 2004 of $465,000 as compared to $393,000 for the same period a year ago. Provision for income taxes for the six months ended December 31, 2004 increased by $501,000 to $742,000 as compared to $241,000 for the same period a year ago. The tax provisions are calculated using an estimated effective tax rate of 35%.

Net income increased by $144,000 to $872,000 or $0.10 per share for the three months ended December 31, 2004 as compared to $728,000 or $0.09 per share for the same period a year ago. For the six months ended December 31, 2004 net income increased by

$939,000 to $1,385,000 or $0.16 per share as compared to $446,000 or $0.06 per share for the same period a year ago. The effect of the 20% stock dividend discussed above has been retroactively reflected in all per share data. These changes were primarily due to the items discussed above.

Liquidity and Capital Resources

During the six months ended December 31, 2004 the Company utilized a portion of its cash generated from operations to reduce certain of its outstanding borrowings (by $3,937,000), purchase property, plant and equipment ($483,000) and invest in additional inventory ($400,000) as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the second quarter of fiscal 2006.

Accounts Receivable at December 31, 2004 decreased $2,833,000 to $17,094,000 as compared to $19,927,000 at June 30, 2004. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2004 as compared to the quarter ended December 31, 2004.

Inventory at December 31, 2004 increased by $398,000 to $14,992,000 as compared to $14,594,000 at June 30, 2004. This increase was primarily the result of the Company's level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters as well as a reduction in the Company's inventory reserve of $205,000.

In January 2003, the Company repurchased 500,000 shares of its common stock from two stockholders, unaffiliated with the Company, at $4.07 per share, a discount from its then current trading price of $4.17. The transaction was approved by the Board of Directors and the purchase price of $2,442,000 (including fees of $5,000), was financed through the Company's revolving line of credit and a new five year term loan from its primary bank for $1,250,000. The term loan was being repaid in 60 equal monthly installments commencing on April 30, 2003. In December 2004, the Company accelerated the remaining installments and repaid the term loan in full.

During the first quarter of fiscal 2001, the Company entered into an $8,250,000 term loan agreement, payable over 60 equal monthly installments, in order to purchase the assets of Continental Instruments, LLC. In December 2004, the Company accelerated the remaining installments and repaid the term loan in full.

As of December 31, 2004, the Company's credit facilities consist of an $18,000,000 secured revolving credit agreement. In April 2004 the Company's bank approved an extension of the expiration date of the secured revolving credit agreement from January 2005 to April 2005. In October 2004 the Company renegotiated this secured revolving credit agreement at essentially the same terms and conditions with a new expiration date of September 2008. In December 2004, the Company utilized a portion of this revolving credit agreement to accelerate repayment of the term loans described above. As of December 31, 2004 there was $13,637,000 available under this secured revolving credit facility.

As of December 31, 2004 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt consisting of a revolving credit and term loan facility that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At December 31, 2004 an aggregate amount of approximately $4,400,000 was outstanding under this facility. If these borrowings remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $44,000 in interest that year.

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

Management believes that the amount of this exposure is immaterial. We are also exposed to foreign currency risk relative to the Dominican Peso ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual decrease in income from operations of approximately $260,000.

ITEM 4: Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13 a - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the second quarter of fiscal year 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of stockholders ("the Annual Meeting") was held on December 13, 2004.

      (b) At the Annual Meeting, two directors were re-elected as Directors through 2007:
                  Richard L. Soloway - 5,798,681 votes "for", 127,027 votes "withheld", and
                  Kevin S. Buchel - 5,798,681 votes "for", 127,027 votes "withheld"

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

February 10, 2005

                                           NAPCO SECURITY SYSTEMS, INC
                                                  (Registrant)

By: /s/ Richard L. Soloway
    ----------------------------------------------------------------------
        Richard L. Soloway
        Chairman of the Board of Directors, President and Secretary
        (Chief Executive Officer)

By: /s/ Kevin S. Buchel
    ----------------------------------------------------------------------
        Kevin S. Buchel
        Senior Vice President of Operations and Finance and Treasurer (Principal Financial and Accounting Officer)