Form 10-Q
period 2005-03-31
NAPCO SECURITY SYSTEMS INC
filed 2005-05-13
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________.

Commission File number: 0-10004

                           NAPCO SECURITY SYSTEMS, INC
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         11-2277818
-------------------------------                    ----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation of organization)                               Number)

          333 Bayview Avenue
         Amityville, New York                                11701
----------------------------------------           -----------------------------
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

                  Yes [X]                No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                  Yes [ ]                No [X]

Number of shares outstanding of each of the issuer's classes of common stock, as of: MAY 2, 2005

             COMMON STOCK, $.01 PAR VALUE PER SHARE      8,635,430

                                                                                Page
                                                                                ----
PART I: FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

          NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
          INDEX - MARCH 31, 2005

              Condensed Consolidated Balance Sheets, March 31, 2005 and
              June 30, 2004                                                       3

              Condensed Consolidated Statements of Income for the Three
              Months ended March 31, 2005 and 2004                                4

              Condensed Consolidated Statements of Income for the Nine
              Months ended March 31, 2005 and 2004                                5

              Condensed Consolidated Statements of Cash Flows for the Nine
              Months ended March 31, 2005 and 2004                                6

              Notes to Condensed Consolidated Financial Statements                7

     ITEM 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                            13

     ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk        18

     ITEM 4.   Controls and Procedures                                           18

PART II: OTHER INFORMATION                                                       18

SIGNATURE PAGE                                                                   19

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,            June 30,
                                                                 2005 (unaudited)          2004
                                                                 ----------------       ----------
                                                                 (in thousands, except share data)
                           ASSETS
Current Assets:
    Cash                                                            $    1,153          $      796
    Accounts receivable, less allowance for doubtful accounts           17,587              19,927
    Inventories, net                                                    15,232              14,594
    Prepaid expenses and other current assets                              841                 760
    Deferred income taxes                                                1,763               1,763
                                                                    ----------          ----------
      Total current assets                                              36,576              37,840
Property, Plant and Equipment, net                                       8,722               8,987
Goodwill                                                                 9,686               9,686
Other assets                                                               170                 159
                                                                    ----------          ----------
                                                                    $   55,154          $   56,672
                                                                    ==========          ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                               $        -          $    1,900
    Accounts payable                                                     4,597               3,789
    Accrued expenses                                                       937                 963
    Accrued salaries and wages                                           1,894               1,911
    Accrued income taxes                                                   498                 285
                                                                    ----------          ----------
        Total current liabilities                                        7,926               8,848

Long-term debt                                                           2,913               6,400
Accrued income taxes                                                     2,520               2,243
Deferred income taxes                                                    1,277               1,277
                                                                    ----------          ----------
        Total liabilities                                               14,636              18,768
                                                                    ----------          ----------
Stockholders' Equity (Note 1) *:
    Common stock, par value $.01 per share; 21,000,000 shares
      authorized, 8,635,430 and 8,503,670 shares issued and
      outstanding, respectively                                             86                  85
    Additional paid-in capital                                          11,596              11,381
    Retained earnings                                                   28,836              26,438
                                                                    ----------          ----------
        Total stockholders' equity                                      40,518              37,904
                                                                    ----------          ----------
                                                                    $   55,154          $   56,672
                                                                    ==========          ==========

* The 20% stock dividend declared on November 8, 2004 (see Note 1), has been retroactively reflected in Stockholders' Equity. See accompanying notes to condensed consolidated financial statement

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                   ----------------------------------
                                                                       2005                  2004
                                                                   ------------          ------------
                                                             (in thousands, except share and per share data)
Net Sales                                                          $     15,743          $     14,742
Cost of Sales                                                            10,647                10,120
                                                                   ------------          ------------

            Gross profit                                                  5,096                 4,622
Selling, General and Administrative Expenses                              3,423                 3,363
                                                                   ------------          ------------

            Operating income                                              1,673                 1,259
                                                                   ------------          ------------

Interest Expense, net                                                        50                   101
Other Expenses, net                                                          72                    30
                                                                   ------------          ------------

            Other expenses                                                  122                   131
                                                                   ------------          ------------

            Income before provision for income taxes                      1,551                 1,128
Provision for income taxes                                                  538                   394
                                                                   ------------          ------------

            Net income                                             $      1,013          $        734
                                                                   ============          ============

Net income per share (Note 1 and Note 4) *:       Basic            $       0.12          $       0.09
                                                                   ============          ============

                                                  Diluted          $       0.11          $       0.09
                                                                   ============          ============

Weighted average number of shares
            outstanding (Note 1 and Note 4) *:    Basic               8,577,126             8,048,102
                                                                   ============          ============

                                                  Diluted             9,055,540             8,337,089
                                                                   ============          ============

* The 20% stock dividend declared on November 8, 2004 (see Note 1), has been retroactively reflected in all 2004 share and per share data.

     See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                      ----------------------------------
                                                                          2005                  2004
                                                                      ------------          ------------
                                                                (in thousands, except share and per share data)
Net Sales                                                             $     45,202          $     39,206
Cost of Sales                                                               30,915                27,049
                                                                      ------------          ------------

            Gross profit                                                    14,287                12,157
Selling, General and Administrative Expenses                                10,263                 9,945
                                                                      ------------          ------------

            Operating income                                                 4,024                 2,212
                                                                      ------------          ------------

Interest Expense, net                                                          176                   331
Other Expenses, net                                                            170                    66
                                                                      ------------          ------------

            Other expenses                                                     346                   397
                                                                      ------------          ------------

            Income before provision for income taxes                         3,678                 1,815
Provision for income taxes                                                   1,280                   635
                                                                      ------------          ------------

            Net income                                                $      2,398          $      1,180
                                                                      ============          ============

Net income per share (Note 1 and Note 4) *:          Basic            $       0.28          $       0.15
                                                                      ============          ============

                                                     Diluted          $       0.27          $       0.15
                                                                      ============          ============

Weighted average number of shares
            outstanding (Note 1 and Note 4) *:       Basic               8,536,390             7,866,338
                                                                      ============          ============

                                                     Diluted             8,975,625             8,126,422
                                                                      ============          ============

* The 20% stock dividend declared on November 8, 2004 (see Note 1), has been retroactively reflected in all 2004 share and per share data.

     See accompanying notes to condensed consolidated financial statements

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                   Nine Months Ended
                                                                                                       March 31,
                                                                                          -----------------------------------
                                                                                               2005                  2004
                                                                                          ------------           ------------
                                                                                                     (in thousands)
Cash Flows from Operating Activities:
            Net income                                                                    $      2,398           $      1,180
            Adjustments to reconcile net income to net cash provided by operating activities:
                        Depreciation and amortization                                              844                    854
                        (Recovery of) provision for doubtful accounts                              (35)                    90
            Changes in operating assets and liabilities:
                        Accounts receivable                                                      2,375                  1,430
                        Inventories                                                               (638)                   458
                        Prepaid expenses and other current assets                                  (81)                   (98)
                        Other assets                                                               (42)                    80
                        Accounts payable, accrued expenses, accrued salaries and
                          wages, and accrued income taxes                                        1,255                   (821)
                                                                                          ------------           ------------

Net Cash Provided by Operating Activities                                                        6,076                  3,173
                                                                                          ------------           ------------

Cash Flows used in Investing Activities:
            Net purchases of property, plant and equipment                                        (548)                  (444)
                                                                                          ------------           ------------

Cash Flows from Financing Activities:
            Proceeds from exercise of employee stock options                                       216                    890
            Proceeds from long-term debt                                                         2,350                  1,000
            Principal payments on long-term debt                                                (7,737)                (4,925)
                                                                                          ------------           ------------

                        Net cash used in financing activities                                   (5,171)                (3,035)
                                                                                          ------------           ------------

Net Increase (decrease) in Cash                                                                    357                   (306)

Cash, Beginning of Period                                                                          796                  1,794
                                                                                          ------------           ------------

Cash, End of Period                                                                       $      1,153           $      1,488
                                                                                          ============           ============

Cash Paid During the Period for:

            Interest                                                                      $        177           $        336
                                                                                          ============           ============

            Income taxes                                                                  $        784           $         96
                                                                                          ============           ============

See accompanying notes to condensed consolidated financial statement.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED STATEMENTS (unaudited)

1.)   Summary of Significant Accounting Policies and Other Disclosures

      The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the periods ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

      The unaudited Condensed Consolidated Financial Statements include the accounts of the Company after elimination of all material inter-company balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2004 Consolidated Financial Statements.

      Advertising and Promotional Costs

      Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Income and are expensed as incurred. Advertising expense for the three months ended March 31, 2005 and 2004 was $188,000 and $314,000, respectively. Advertising expense for the nine months ended March 31, 2005 and 2004 was $883,000 and $961,000, respectively.

      Research and Development Costs

      Research and development costs incurred by the Company are charged to expense in the period incurred. Research and Development expense for the three months ended March 31, 2005 and 2004 was $1,484,000 and $1,332,000, respectively. Research and Development expense for the nine months ended March 31, 2005 and 2004 was $4,461,000 and $3,885,000, respectively. The increase in Research and Development costs is due primarily to increased salary expenses relating to the Company's Engineering departments. These expenses are included in "Cost of Sales" in the Condensed Consolidated Statements of Income.

      Business Concentration and Credit Risk

      An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts Receivable as follows (in thousands):

                      Sales for the three months
                             ended March 31,
                  -----------------------------------
                   2005               2004
                     $        %        $         %
                  -------   ------   -------   ------
Customer A         1,353      8%      1,329      9%
Customer B         1,374      9%      1,123      8%
                   -----    ---       -----    ---
                   2,727     17%      2,452     17%
                   =====    ===       =====    ===

                      Sales for the nine months
                            ended March 31,
                  -----------------------------------
                   2005               2004
                     $        %         $        %
                  -------   ------   -------   ------
Customer A         3,452      7%      2,903      7%
Customer B         3,945      9%      2,334      6%
                   -----    ---       -----    ---
                   7,397     16%      5,237     13%
                   =====    ===       =====    ===

                     Accounts Receivable as of:
                 ---------------------------------
                 March 31,         June 30,
                   2005              2004
                    $         %        $       %
                 ---------  -----  --------  -----

Customer A         4,599     26%     4,197    21%
Customer B         2,570     15%     2,071    10%
                   -----    ---      -----   ---
                   7,169     41%     6,268    31%
                   =====    ===      =====   ===

      These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $320,000 and $355,000 as of March 31, 2005 and June 30, 2004, respectively. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

      Stock Options

      During the nine months ended March 31, 2005 the Company granted no stock options under its 2002 Employee Incentive Stock Option Plan. 90,720 and 131,760 options were exercised under this plan during the three and nine months ended March 31, 2005, respectively.

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

      As discussed in Note 1, FAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. The effect of expensing stock options on the Company's results of operations using a Black-Scholes option-pricing model is presented in the following pro forma table:

                                                           Three Months          Nine Months
                                                          Ended March 31,       Ended March 31,
                                                      --------------------    --------------------
                                                        2005        2004        2005        2004
                                                      --------    --------    --------    --------
                                                          (in thousands, except per share data)

Net income, as reported                               $  1,013    $    734    $  2,398    $  1,180
Deduct: Total stock-based employee compensation
        expense determined under fair value method
        for all awards, net of related tax effects         (55)        (63)       (171)       (118)
                                                      --------    --------    --------    --------
Pro forma net income                                  $    958    $    671    $  2,227    $  1.062
                                                      ========    ========    ========    ========
Earnings per common share (1):
        Basic - as reported                           $   0.12    $   0.09    $   0.28    $   0.15
                                                      ========    ========    ========    ========
        Basic - pro forma                             $   0.11    $   0.08    $   0.26    $   0.14
                                                      ========    ========    ========    ========
        Diluted - as reported                         $   0.11    $   0.09    $   0.27    $   0.15
                                                      ========    ========    ========    ========
        Diluted - pro forma                           $   0.11    $   0.08    $   0.25    $   0.13
                                                      ========    ========    ========    ========

(1) Information reflects stock dividend and stock split. See Note 1.

                              March 31,         June 30,
                                2004              2005
Inventories consist of:       ---------        ----------
                                    (in thousands)

Component parts               $   9,835        $    9,423
Work-in-process                   1,411             1,352
Finished products                 3,986             3,819
                              ---------        ----------
                              $  15,232        $   14,594
                              =========        ==========

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

      A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data) (Information reflects the stock dividend and stock split as described in Note 1):

                                               Three months ended March 31, 2005
                                           -----------------------------------------
                                            Net Income       Shares       Per Share
                                           (numerator)   (denominator)     Amounts
                                           -----------   -------------   -----------
BASIC EPS
Net income attributable to common stock    $     1,013       8,577       $      0.12

EFFECT OF DILUTIVE SECURITIES
Options                                    $         -         479              0.01
                                           -----------       -----       -----------

DILUTED EPS
Net income attributable to common stock
    and assumed option exercises           $     1,013       9,056       $      0.11
                                           ===========       =====       ===========

No options to purchase shares of common stock in the three months ended March 31, 2005 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for the three months ended March 31, 2005.

                                               Three months ended March 31, 2004
                                           -----------------------------------------
                                            Net Income       Shares       Per Share
                                           (numerator)   (denominator)     Amounts
                                           -----------   -------------   -----------
BASIC EPS
Net income attributable to common stock    $       734       8,048       $      0.09

EFFECT OF DILUTIVE SECURITIES
Options                                    $         -         289                 -
                                           -----------       -----       -----------

DILUTED EPS
Net income attributable to common stock
    and assumed option exercises           $       734       8,337       $      0.09
                                           ===========       =====       ===========

Options to purchase 10,000 shares of common stock in the three months ended March 31, 2004 were not included in the computation of Diluted EPS because the option price was in excess of the average market price for the three months ended March 31, 2004. These options were still outstanding at the end of the period.

                                               Nine months ended March 31, 2005
                                           -----------------------------------------
                                            Net Income       Shares       Per Share
                                           (numerator)   (denominator)     Amounts
                                           -----------   -------------   -----------
BASIC EPS
Net income attributable to common stock    $     2,398       8,536       $      0.28

EFFECT OF DILUTIVE SECURITIES
Options                                    $         -         440              0.01
                                           -----------       -----       -----------

DILUTED EPS
Net income attributable to common stock
    and assumed option exercises           $     2,398       8,976       $      0.27
                                           ===========       =====       ===========

No options to purchase shares of common stock in the nine months ended March 31, 2005 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for the nine months ended March 31, 2005.

                                                Nine months ended March 31, 2004
                                           -----------------------------------------
                                            Net Income       Shares       Per Share
                                           (numerator)   (denominator)     Amounts
                                           -----------   -------------   -----------
BASIC EPS
Net income attributable to common stock    $     1,180       7,866       $      0.15

EFFECT OF DILUTIVE SECURITIES
Options                                    $         -         260                 -
                                           -----------       -----       -----------

DILUTED EPS
Net income attributable to common stock
    and assumed option exercises           $    1,180        8,126       $      0.15
                                           ===========       =====       ===========

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

6.) Geographical Data

      The revenues attributable to the Company's domestic and foreign operations for the periods presented are summarized in the following tabulation (in thousands):

                                       Three Months            Nine Months
                                      Ended March 31,         Ended March 31,
                                   --------------------   ----------------------
                                     2005        2004        2005        2004
                                   --------   ---------   ---------   ----------
Sales to external customers (1):
    Domestic                       $ 13,045   $  12,604   $  37,614   $   32,615
    Foreign                           2,698       2,138       7,588        6,591
                                   --------   ---------   ---------   ----------

    Total Net Sales                $ 15,743   $  14,742   $  45,202   $   39,206
                                   ========   =========   =========   ==========

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold in 44 countries principally to independent distributors, dealers and installers of security equipment. International sales account for approximately 16.3% of our revenues for fiscal year 2004.

The Company owns and operates manufacturing facilities in Amityville, New York and the Dominican Republic. A significant portion of our operating costs are fixed, and do not fluctuate with changes in customer demand or utilization of our manufacturing capacity. As product demand rises and factory utilization increases, the fixed costs are spread over increased output, which should improve profit margins. Conversely, when sales decline our fixed costs are spread over reduced levels, thereby decreasing margins.

In February 2004 the Company entered into a joint venture with an unrelated company to sell security-related products, including those manufactured by the Company, in the Middle East. The Company owns 51% of the newly formed company, an LLC organized in New York, which has its main operations in the United Arab Emirates. To date, revenues generated by this joint venture have been immaterial.

The security market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in fiscal 2005 did not contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

It has been estimated that the worldwide security market's current size exceeds $25 billion and is expanding at a rate of 5% to 8% per year. The public's general view is the world has become a riskier place to live, work and do business. Electronic security systems of all kinds have become even more necessary and part of the "fabric of life". The post September 11 era has generally been characterized by a favorable business climate for suppliers of electronic security products and services versus the rather sluggish performance of most technology related sectors during the similar period. Electronic security vendors, however, did not completely escape the fallout from the broader downturn in capital spending in the economy. The Company believes the security equipment market is likely to continue to exhibit healthy growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards.

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. To a lesser degree, sales in Europe are also adversely impacted in the period July 1 through September 30 because of European vacation patterns, i.e., many distributors and installers are closed for the month of August.

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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss are manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts receivable as follows (in thousands):

                           Sales for the three months ended March 31,
                         ----------------------------------------------
                          2005                       2004
                            $            %             $            %
                         -------       -----       --------       -----
Customer A                 1,353           8%         1,329           9%
Customer B                 1,374           9%         1,123           8%
                         -------       -----       --------       -----
                           2,727          17%         2,452          17%
                         =======       =====       ========       =====

                            Sales for the nine months ended March 31,
                         ----------------------------------------------
                          2005                       2004
                            $            %             $              %
                         -------       -----       --------       -----
Customer A                 3,452           7%         2,903           7%
Customer B                 3,945           9%         2,334           6%
                         -------       -----       --------       -----
                           7,397          16%         5,237          13%
                         =======       =====       ========       =====

                                   Accounts Receivable as of:
                        -----------------------------------------------
                        March 31,                  June 30,
                           2005                     2004
                            $            %            $             %
                        ---------      -----       --------       -----
Customer A                 4,599          26%         4,197          21%
Customer B                 2,570          15%         2,071          10%
                         -------       -----       --------       -----
                           7,169          41%         6,268          31%
                         =======       =====       ========       =====

These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $320,000 and $355,000 as of March 31, 2005 and June 30, 2004, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

The following table shows the effect of retroactively reflecting this 20% stock dividend on earnings per share for the three and nine months ended March 31, 2004 (in thousands except share and per share data):

                                                                                 Three months ended     Nine months ended
                                                                                   March 31, 2004         March 31, 2004
                                                                                 ------------------     -----------------
Net income                                                                         $          734         $        1,180

Earnings per share before retroactive effect of 20% stock dividend:
      Basic                                                                        $         0.11         $         0.18
      Diluted                                                                      $         0.11         $         0.17
Weighted average number of shares outstanding before retroactive effect of 20%
stock dividend:
      Basic                                                                             6,706,752              6,555,282
      Diluted                                                                           6,947,574              6,772,018
Earnings per share as reported (after giving effect of 20% stock dividend):
      Basic                                                                        $         0.09         $         0.15
      Diluted                                                                      $         0.09         $         0.15
Weighted average number of shares outstanding as reported (after giving effect of 20% stock dividend):
      Basic                                                                             8,048,102              7,866,338
                                                                                        8,337,089              8,126,422

Results of Operations

                                             Three months ended March 31,             Nine months ended March 31,
                                          ------------------------------------    ----------------------------------
                                                                   % Increase/                           % Increase/
                                              2005         2004     (decrease)       2005        2004    (decrease)
                                          ----------   ----------  -----------    ----------   --------  -----------
Net sales                                 $   15,743   $   14,742            7%   $   45,202   $ 39,206           15%
Gross profit                                   5,096        4,622           10%       14,287     12,157           18%
Gross profit as a % of net sales                32.4%        31.4%         1.0%         31.6%      31.0%         0.6%
Selling, general and administrative            3,423        3,363            2%       10,263      9,945            3%
Income from operations                         1,673        1,259           33%        4,024      2,212           82%
Interest expense                                  50          101          (50)%         176        331          (47)%
Other expense                                     72           30          140%          170         66          158%
Provision for income taxes                       538          394           37%        1,280        635          102%
Net income                                     1,013          734           38%        2,398      1,180          103%

Sales for the three months ended March 31, 2005 increased by 7% to $15,743,000 as compared to $14,742,000 for the same period a year ago. Sales for the nine months ended March 31, 2005 increased by 15% to $45,202,000 as compared to $39,206,000 for the same period a year ago. The increase in sales for the third quarter was across all product lines which are intrusion and fire alarms, locking devices and access control systems. The increase in net sales for the nine months ended March 31, 2005 was primarily due to increased sales of the Company's intrusion alarm products. Sales in the first two fiscal quarters of fiscal 2004 were adversely affected by a major distributor's introduction of its company-wide inventory reduction program. During the quarter ended December 31, 2003, the Company began the process of realigning its intrusion alarm products distribution network, which culminated in the termination of the aforementioned major alarm distributor. The Company reallocated its intrusion alarm products business across its extensive national network of independent distributors. Management believes that this realignment of its distribution network resulted in increased sales during the first two quarters of fiscal 2005 and, to a lesser extent, in the third quarter of fiscal 2005 as the reallocation took hold.

The Company's gross profit for the three months ended March 31, 2005 increased by $474,000 to $5,096,000 or 32.4% of sales as compared to $4,622,000 or 31.4%
of sales for the same period a year ago. Gross profit for the nine months ended March 31, 2005 increased by $2,130,000 to $14,287,000 or 31.6% of sales as compared to $12,157,000 or 31.0% of sales for the same period a year ago. The increase in dollars was due primarily to the increase in sales as discussed above. During the three and nine months ended March 31, 2005, gross profit as a percentage of sales was positively affected by more efficient overhead absorption due to the increase in sales described above as partially offset by an unfavorable change in the foreign currency exchange rate relating to the Company's Dominican Republic manufacturing facility.

Selling, general and administrative expenses for the three months ended March 31, 2005 increased by $60,000 to $3,423,000, or 21.7% of sales, as compared to $3,363,000, or 22.8% of sales a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2005 increased by $318,000 to $10,263,000, or 22.7% of sales, as compared to $9,945,000, or 25.4% of sales a year ago. The increase in dollars and the decline in selling, general and administrative expenses as a percentage of sales for the three and nine months ended March 31, 2005 were due primarily to net sales increasing as described above while non-variable expenses remained relatively constant.

Interest expense, net for the three months ended March 31, 2005 decreased by $51,000 to $50,000 from $101,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2005 decreased by $155,000 to $176,000 from $331,000 for the same period a year ago. The decreases for the three and nine months resulted primarily from the reduction in the Company's average outstanding debt as discussed below.

Other expenses, net for the three months ended March 31, 2005 increased by $42,000 to $72,000 as compared to the same period a year ago. Other expense, net for the nine months ended March 31, 2005 increased by $104,000 to $170,000 as compared to the same period a year ago. This increases resulted primarily from expenses related to the Company's joint venture in the Middle East, which was formed in February of 2004.

The Company's provision for income taxes for the three months ended March 31, 2005 increased by $144,000 to $538,000 as compared to $394,000 for the same period a year ago. Provision for income taxes for the nine months ended March 31, 2005 increased by $645,000 to $1,280,000 as compared to $635,000 for the same period a year ago. The tax provisions are calculated using an estimated effective tax rate of 35%. The increases in provision for income taxes resulted from the increase in Income before income tax, which resulted primarily from the aforementioned increase in net sales and gross profit.

Net income increased by $279,000 to $1,013,000 or $0.12 per share for the three months ended March 31, 2005 as compared to $734,000 or $0.09 per share for the same period a year ago. For the nine months ended March 31, 2005 net income increased by $1,218,000 to $2,398,000 or $0.28 per share as compared to $1,180,000 or $0.15 per share for the same period a year ago. The effect of the 20% stock dividend discussed above has been retroactively reflected in all per share data. These increases were primarily due to the aforementioned increases in net sales and gross profit, net of the related increase in provision for income taxes.

Liquidity and Capital Resources

During the nine months ended March 31, 2005 the Company utilized a portion of its cash generated from operations to reduce certain of its outstanding borrowings (by $5,387,000), purchase property, plant and equipment ($548,000) and invest in additional inventory ($638,000) as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the third quarter of fiscal 2006.

Accounts Receivable at March 31, 2005 decreased $2,340,000 to $17,587,000 as compared to $19,927,000 at June 30, 2004. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2004 as compared to the quarter ended March 31, 2005.

Inventory at March 31, 2005 increased by $638,000 to $15,232,000 as compared to $14,594,000 at June 30, 2004. This increase was primarily the result of the Company's level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters.

As of March 31, 2005, the Company's credit facilities consist of an $18,000,000 secured revolving credit agreement. In April 2004 the Company's bank approved an extension of the expiration date of the secured revolving credit agreement from January 2005 to April 2005. In October 2004 the Company renegotiated this secured revolving credit agreement at essentially the same terms and conditions with a new expiration date of September 2008. In December 2004, the Company utilized a portion of this revolving credit agreement to accelerate repayment of two term loans aggregating $1,658,000 As of March 31, 2005 there was approximately $15,100,000 available under the secured revolving credit facility.

As of March 31, 2005 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt consisting of a revolving credit and term loan facility that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At March 31, 2005 an aggregate amount of approximately $2,900,000 was outstanding under this facility. If these borrowings remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $29,000 in interest that year.

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

ITEM 4: Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13 a - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the third quarter of fiscal year 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

May 12, 2005

                           NAPCO SECURITY SYSTEMS, INC
                                  (Registrant)

By: /s/ Richard L. Soloway
    -------------------------------------------------------------------
    Richard L. Soloway
    Chairman of the Board of Directors, President and Secretary
    (Chief Executive Officer)

By: /s/ Kevin S. Buchel
    -------------------------------------------------------------------
    Kevin S. Buchel
    Senior Vice President of Operations and Finance and Treasurer
    (Principal Financial and Accounting Officer)