Form 10-K
period 2005-06-30
NAPCO SECURITY SYSTEMS INC
filed 2005-09-29
CIK 69633

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   (Mark One)
                [X] Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [No Fee Required]

                     For the fiscal year ended June 30, 2005

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [No Fee Required]
              For the Transition period from _________ to _________

                         COMMISSION FILE NUMBER 0-10004

                                   ----------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     As of December 31, 2004, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $ 74,355,947.

     As of September 23, 2005, 8,779,906 shares of common stock of Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2005 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS.

NAPCO Security Systems, Inc. ("NAPCO" or the "Company") was incorporated in December 1971 in the State of Delaware. Its executive offices are located at 333 Bayview Ave, NY 11701. It's telephone number is (631) 689-9400.

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

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

                            RESEARCH AND DEVELOPMENT

The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 2005, 2004, and 2003, the Company expended approximately $4,865,000, $4,254,000, and $4,516,000, respectively, on Company-sponsored research and development activities conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

                                    EMPLOYEES

As of June 30, 2005, the Company had approximately 860 full-time employees.

                                    MARKETING

The Company's staff of 57 sales and marketing support employees located at the Company's Amityville and United Kingdom offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 73% and 72% of the Company's total sales for the fiscal year ended June 30, 2005 and 2004, respectively. The remaining revenues are primarily from alarm installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company Products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities. Some of the Company's products are marketed under the "private label" of certain customers.

In the ordinary course of the Company's business the Company grants extended payment terms to certain customers. Those customers have materially complied with the extended payment terms.

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

The Company competes primarily on the basis of the features, quality, reliability and pricing of, and the incorporation of the latest innovative and technological advances into, its Products. The Company also competes by offering technical support services to its customers. In addition, the Company competes on the basis of its expertise, its proven products, its reputation and its ability to provide Products to customers on a timely basis. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company's business. Relatively low-priced "do-it-yourself" alarm system products have become available in recent years and are available to the public at retail stores. The principal components in the Company's products are integrated circuits, printed circuit boards, microprocessors, sheet metal, plastic resin, machined and cast metal components. The Company believes that these products compete with the Company only to a limited extent because they appeal primarily to the "do-it-yourself" segment of the market. Purchasers of such systems do not receive professional consultation, installation, service or the sophistication that the Company's Products provide.

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

                                  SALES BACKLOG

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $438,000 and $469,000 existed as of June 30, 2005 and 2004, respectively. The Company does not generally have a material backlog.

                              GOVERNMENT REGULATION

The Company's telephone dialers, microwave transmitting devices utilized in its motion detectors and any new communication equipment that may be introduced from time to time by the Company must comply with standards promulgated by the Federal Communications Commission ("FCC") in the United States and similar agencies in other countries where the Company offers such products, specifying permitted frequency bands of operation, permitted power output and periods of operation, as well as compatibility with telephone lines. Each new Product that is subject to such regulation must be tested for compliance with FCC standards or the standards of such similar governmental agencies. Test reports are submitted to the FCC or such similar agencies for approval. Cost of compliance with these regulations has not been material.

                             PATENTS AND TRADEMARKS

The Company has been granted several patents and trademarks relating to the Products. While the Company obtains patents and trademarks as it deems appropriate, the Company does not believe that its current or future success is dependent on its patents or trademarks.

                                  FOREIGN SALES

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last three fiscal years, are summarized in the following table:

Financial Information Relating to Domestic and Foreign Operations

                                                       2005      2004      2003
                                                     -------   -------   -------
                                                           (in thousands)
Sales to external customers(1):
   Domestic                                          $54,654   $48,626   $47,965
   Foreign                                            10,575     9,467     9,375
                                                     -------   -------   -------
   Total Net Sales                                   $65,229   $58,093   $57,340
                                                     =======   =======   =======

Identifiable assets:
   United States                                     $41,753   $40,153   $39,005
   Dominican Republic (2)                             14,658    13,075    15,691
   Other foreign countries                             3,496     3,444     2,653

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

The Company's foreign subsidiary located in the Dominican Republic, NAPCO/Alarm Lock Grupo International, S.A. (formerly known as NSS Caribe, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2005, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

The Company's foreign subsidiary located in the United Kingdom, Napco Group Europe Ltd, leases office space of approximately 800 square feet. This lease expires in May 2008.

The Company's joint venture located in the United Arab Emiriates leases office and warehouse space of approximately 1,100 square feet. This lease expires in February 2006.

Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject, except:

As previously reported, on or about August 27, 2001, a Complaint was filed against NAPCO Security Group and Alarm Lock Systems, Inc. by Jose Ramirez and Glenda Ramirez in the Supreme Court of State of New York, County of the Bronx. The Complaint seeks fifteen million dollars ($15,000,000) in damages on behalf of Mr. Ramirez based on theories including strict liability in tort, negligence, breach of warranty, failure to warn, etc. The Complaint also seeks damages in the amount of two million dollars ($2,000,000) on behalf of Ms. Ramirez based on an allegation that she has been, and forever will be, "deprived of the society, services, companionship consortium and support of" Mr. Ramirez based on the personal injuries he suffered in a fire which purportedly occurred on November 5, 1999. This case was consolidated with the related case concerning the same incident, captioned Jose Ramirez and Glenda Ramirez v. Mark T. Miller, Chelsea Gardens Owners Corp., Eichner Rudd Management Associates, Ltd., Napco Security Group and Alarm Lock Systems, Inc., asserting the same claims against the Company. The action is being defended by NAPCO's insurance company on behalf of NAPCO. The Alarm Lock product in question has been tested and still functions correctly, and the Company believes that action is without merit. NAPCO plans to continue its vigorous defense of this action.

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

                                PRINCIPAL MARKET

NAPCO's Common Stock is traded on the NASDAQ Stock Market, National Market System, under the symbol NSSC.

The tables set forth below reflect the range of high and low sales of the Common Stock in each quarter of the past two fiscal years as reported by the NASDAQ National Market System and as adjusted for the 2:1 stock split effective as of April 2004 and the 20% stock dividend effective November 2004.

                                              Quarter Ended Fiscal 2005
                                    --------------------------------------------
Common Stock                        Sept. 30   Dec. 31      March 31     June 30
------------                        --------   -------   -------------   -------
High                                 $7.542     $13.38       $13.24       $10.52
Low                                  $5.583     $7.342       $10.06       $ 8.77

                                              Quarter Ended Fiscal 2004
                                    --------------------------------------------
Common Stock                        Sept. 30   Dec. 31      March 31     June 30
------------                        --------   -------   -------------   -------
High                                 $4.062     $3.687       $7.129       $ 9.35
Low                                  $3.632     $3.046       $3.004       $5.675

APPROXIMATE NUMBER OF SECURITY HOLDERS

The number of holders of record of NAPCO's Common Stock as of September 23, 2005 was 144 (such number does not include beneficial owners of stock held in nominee name).

DIVIDEND INFORMATION

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any cash dividends must be authorized by the Company's primary lender.

EQUITY COMPENSATION PLAN INFORMATION
AS OF JUNE 30, 2005

                                                                                 NUMBER OF
                                                                                SECURITIES
                                         NUMBER OF                               REMAINING
                                     SECURITIES TO BE       WEIGHTED           AVAILABLE FOR
                                        ISSUED UPON     AVERAGE EXERCISE      FUTURE ISSUANCE
                                        EXERCISE OF         PRICE OF            (EXCLUDING
                                        OUTSTANDING        OUTSTANDING     SECURITIES REFLECTED
                                          OPTIONS            OPTIONS           IN COLUMN a)
           PLAN CATEGORY                    (a)                (b)                  (c)
----------------------------------   ----------------   ----------------   --------------------
Equity compensation plans approved
by security holders:                      744,240             $3.50               352,800
Equity compensation plans not
approved by security holders:                  --                --                    --
                                     ----------------   ----------------   --------------------
Total                                     744,240             $3.50               352,800
                                     ================   ================   ====================

ITEM 6. SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

                                                 Fiscal Year Ended or at June 30
                                 --------------------------------------------------------------
                                                (In thousands, except share data)
                                    2005        2004(1)      2003(1)      2002(1)        2001(1)
                                 ----------   ----------   ----------   ----------     ----------
Statement of earnings data:
Net Sales                        $   65,229   $   58,093   $   57,340   $   55,836     $   54,771
Gross Profit                         23,924       19,540       15,401       14,717         14,317
Income from Operations                8,910        6,065        2,225        2,817          1,859
Net Income                            5,629        3,335        1,010        1,575(5)         251(2)
Cash Flow Data:
Net cash flows provided by
   operating activities               7,205   $    6,275   $    6,482   $    7,091     $    1,326
Net cash flows used in
   investing activities                (658)        (681)        (752)        (709)        (8,283)
Net cash flows (used in)
provided by financing
   activities                        (6,165)     ($6,592)     ($5,436)     ($5,919)    $    5,610
Per Share Data:
Net earnings per common share:
Basic                            $      .66   $      .42   $      .13   $      .20     $      .03
Diluted                          $      .62   $      .39   $      .12   $      .19     $      .03
Weighted average common
shares outstanding:
Basic                             8,562,000    7,958,000    7,974,000    8,045,000      8,326,000
Diluted                           9,015,000    8,497,000    8,537,000    8,494,000      8,465,000
Cash Dividends declared per
   common share (3)              $      .00   $      .00   $      .00   $      .00     $      .00

Balance sheet data (4):
Working capital                  $   31,017   $   28,992   $   28,843   $   31,812     $   33,232
Total assets                         59,907       56,672       57,349       60,752         63,677
Long-term debt                        1,950        6,400       14,100       16,588         21,567
Stockholders' equity                 43,678       37,904       33,357       34,528         32,944

(1) Share and per share data have been restated to reflect the effect of a 2:1 stock split effective April

     2004 and 20% stock dividend effective November 2004.

(2) Net income results for 2001 include Amortization Expense related to goodwill. Effective July 2001 the Company adopted SFAS No. 141 which, among other provisions, provides that those intangible assets that are classified as Goodwill with indefinite lives are no longer amortized (see also Note 1 to the Consolidated Financial Statements).

(3) The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be authorized by the Company's primary lender.

(4) Working capital is calculated by deducting Current Liabilities from Current Assets.

(5) The Company eliminated a deferred tax asset and a related valuation allowance in fiscal 2002. This had the effect of increasing net income by $688,000 in fiscal 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 16% of our revenues for fiscal year 2005.

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

SEASONALITY

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. To a lesser degree, sales in Europe are also adversely impacted in the Company's first fiscal quarter because of European vacation patterns, i.e., many distributors and installers are closed for the month of August.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns and allowances were 6%, 7% and 10% in fiscal 2005, 2004 and 2003, respectively.

CONCENTRATION OF CREDIT RISK

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers (Customer A and B) with accounts receivable balances that aggregated 35% and 31% of the Company's accounts receivable at June 30, 2005 and 2004, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three years.

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $380,000 and $355,000 as of June 30, 2005 and 2004, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

INCOME TAXES

Deferred income taxes are recognized for the expected future tax consequences of temporary differences between the amounts reflected for financial reporting and tax purposes. Net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. If the Company determines that a deferred tax asset will not be realizable or that a previously reserved deferred tax asset will become realizable, an adjustment to the deferred tax asset will result in a reduction of, or increase to, earnings at that time. The provision (benefit) for income taxes represents U.S. Federal, state and foreign taxes. Through June 30, 2001, the Company's subsidiary in the Dominican Republic, Napco/Alarm Lock Group International, S.A. ("Napco DR"), was not subject to tax in the United States, as a result, no taxes were provided. Effective July 1, 2001, the Company made a domestication election for Napco DR. Accordingly, its income is subject to taxation in the United States on a going forward basis.

In March 2003, Napco Security Systems, Inc. timely filed its income tax return for the fiscal year ended June 30, 2002. This return included an election to treat one of the Company's foreign subsidiaries, Napco DR, as if it were a domestic corporation beginning July 1, 2001. This election was based on a then recently enacted Internal Revenue Code ("Code") provision. As a result of this election, Napco DR is treated, for Federal income tax purposes, as transferring all of its assets to a domestic corporation in connection with an exchange. Although this type of transfer usually results in the recognition of taxable income to the extent of any untaxed earnings and profits, the Code provision provides an exemption for applicable corporations. The Company qualifies as an applicable corporation pursuant to this Code section, and based on this Code exemption, the Company treated the transfer of approximately $27,000,000 of Napco DR's untaxed earnings and profits as nontaxable.

The Internal Revenue Service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. The Code is the actual law; a Revenue Procedure is the IRS's interpretation of the law. The Code has a higher level of authority than a Revenue Procedure. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. If challenged, the Company believes that the potential liability would range from $0 to $9,450,000. However, the Company also believes there are other mitigating factors that would limit the amount of the potential liability, and as a result, management accrued a liability of $2,243,000 as of June 30, 2002. The Company's tax provision utilizes estimates made by management and as such, is subject to change as described in Note 1 of the Consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash on hand combined with proceeds from operating activities during fiscal 2005 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of financing related to borrowings under a $18,000,000 secured revolving credit facility. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. As of June 30, 2005, the Company's unused sources of funds consisted principally of $1,178,000 in cash and approximately $16,050,000 which represents the unused portion of its secured revolving credit facility. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2007.

In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory and certain other assets of Napco Security Systems, Inc., a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. The revolving credit agreement, which previously had an expiration date of July 2005, has been extended to September 2008. Any outstanding borrowings must be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of cash dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of June 30, 2005, the Company was not in compliance with one of these covenants for which it has received the appropriate waiver from its bank. In December 2004 the Company utilized a portion of this facility to accelerate full repayment of its 2003 and 2000 term loans described below.

In January 2003, the Company repurchased 600,000 shares of its common stock from two shareholders, unaffiliated with the Company, at $4.06 per share, a discount from its then current trading price of $4.17. The transaction was approved by the board of directors and the purchase price of $2,442,000 (including fees of $5,000) was financed through the Company's revolving line of credit and a new five (5) year term loan from its primary lender for $1,250,000. The Company repaid the loan in full in December 2004.

The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                                                    2005       2004       2003
                                                  --------   --------   --------
Current Ratio                                     4.0 to 1   4.3 to 1   4.2 to 1
Sales to Receivables                              3.0 to 1   2.9 to 1   3.3 to 1
Total debt to equity                              .04 to 1    .2 to 1   .5 to 1

As of June 30, 2005, the Company had no material commitments for purchases or capital expenditures, except as discussed below.

On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, at an annual cost of approximately $288,000.

On July 27, 2000, the Company signed an Asset Purchase Agreement to acquire the net assets of Continental Instruments, LLC ("Continental") for an purchase price of $7,522,500 in cash, less subsequent purchase price adjustments of approximately $460,000, plus future deferred payments of $1,700,000 in cash to be paid over 24 months. The Company financed the transaction with borrowings under a 60 Month Installment loan of $8,250,000. Continental designs and sells access control and other security control systems to dealers and distributors worldwide. The Company repaid the loan in full in December 2004.

Working Capital. Working capital increased by $2,025,000 to $31,017,000 at June 30, 2005 from $28,992,000 at June 30, 2004. The increase in working capital was primarily the result of the increase in net income as partially offset by debt reduction and an increase in accounts receivable and inventory. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $1,972,000 to $21,899,000 at June 30, 2005 from $19,927,000 at June 30, 2004. This increase resulted primarily from the granting of additional payment terms to certain of the Company's burglar alarm customers as well as the increased sales during the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004.

Inventory. Inventory increased by $1,648,000 to $16,242,000 at June 30, 2005 as compared to $14,594,000 at June 30, 2004. The increase in inventory levels was primarily the result of the Company's production planning for the increased sales levels.

Accounts Payable, and Accrued Expenses. Accounts payable and accrued expenses increased by $2,260,000 to $8,923,000 as of June 30, 2005 as compared to $6,663,000 at June 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations by fiscal year:

                                                           Payments due by period
                                      -----------------------------------------------------------------
                                                    Less than 1                             More than 5
Contractual obligations                  Total         year       1-3 years    3-5 years       years
-----------------------------------   -----------   -----------   ----------   ----------   -----------
Long-term debt obligations            $ 1,950,000            --           --   $1,950,000            --
Land lease (87 years remaining) (1)    25,056,000       288,000      576,000      576,000    23,616,000
Operating lease obligations               154,000        86,000       68,000           --            --
Other long-term obligations             2,517,000     1,125,000    1,392,000           --            --
                                      -----------    ----------   ----------   ----------   -----------
Total                                 $29,677,000    $1,499,000   $2,036,000   $2,526,000   $23,616,000
                                      ===========    ==========   ==========   ==========   ===========

(1)  see footnote 10 to the consolidated financial statements.

RESULTS OF OPERATIONS

                       FISCAL 2005 COMPARED TO FISCAL 2004

                                                   Fiscal year ended June 30,
                                                 -------------------------------
                                                                     % Increase/
                                                   2005     2004     (decrease)
                                                 -------   -------   -----------
Net sales                                        $65,229   $58,093       12%
Gross profit                                      23,924    19,540       22%
Gross profit as a % of net sales                    36.7%     33.6%     3.1%
Selling, general and administrative               15,014    13,475       11%
Income from operations                             8,910     6,065       47%
Interest expense                                     224       420      (47)%
Other expense                                         58       109      (47)%
Provision for income taxes                         3,227     2,201       47%
Net income                                         5,629     3,335       69%

Net Sales. Net sales in fiscal 2005 increased by 12% to $65,229,000 from $58,093,000 in fiscal 2004. The Company's sales growth was primarily due to increased sales of the Company's burglar alarm and door locking products. During the quarter ended December 31, 2003, the Company began the process of realigning its burglar alarm products distribution network which culminated in the termination of a major burglar alarm distributor. The Company reallocated its burglar alarm products business across its extensive national network of independent distributors. The Company has seen the positive effects of this realignment reflected in the increase in net sales as well as the increase in gross profit as discussed below.

Gross Profit. The Company's gross profit increased $4,384,000 to $23,924,000 or 36.7% of net sales in fiscal 2005 as compared to $19,540,000 or 33.6% of net sales in fiscal 2004. The increase in gross profit in both absolute dollars and as a percentage of net sales was due primarily to the increased overhead absorption associated with the increase in net sales, a decrease in the Company's inventory obsolescence reserve resulting primarily from the increase in net sales, increased margins resulting from the realignment of the Company's burglar alarm products as well as cost reductions of certain of the Company's raw material costs.

Expenses. Selling, general and administrative expenses as a percentage of net sales remained relatively constant at 23% in both fiscal 2005 and fiscal 2004.

Interest expense for fiscal 2005 decreased by $196,000 to $224,000 from $420,000 for the same period a year ago. The decrease in interest expense is primarily the result of the reduction of the Company's outstanding debt by $6,350,000 during fiscal 2005.

Other Expenses. Other expenses decreased $51,000 to $58,000 in fiscal 2005 as compared to $109,000 in fiscal 2004.

Income Taxes. The Company's provision for income taxes increased by $1,026,000 to a provision of $3,227,000 in fiscal 2005 as compared to $2,201,000 in fiscal 2004. This increase in the provision for income taxes is primarily due to a $3,092,000 increase in income before income taxes in fiscal 2005 as compared to fiscal 2004. The increase in income before income taxes is due primarily to the items discussed above.

                       FISCAL 2004 COMPARED TO FISCAL 2003

                                                   Fiscal year ended June 30,
                                                 -------------------------------
                                                                     % Increase/
                                                   2004      2003    (decrease)
                                                 -------   -------   -----------
Net sales                                        $58,093   $57,340         1%
Gross profit                                      19,540    15,401        27%
Gross profit as a % of net sales                    33.6%     26.9%      6.7%
Selling, general and administrative               13,475    13,176         2%
Income from operations                             6,065     2,225       173%
Interest expense                                     420       727       (42)%
Other expense                                        109      (127)     (186)%
Provision for income taxes                         2,201       615       258%
Net income                                         3,335     1,010       230%

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

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to continue growing could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, adverse tax consequences of offshore operations, distribution problems, unforeseen environmental liabilities and the uncertain military, political and economic conditions in the world.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit and term loan facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At June 30, 2005, an aggregate principal amount of approximately $1,950,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 5%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $20,000 in interest that year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

a. Financial Statements: Financial statements required pursuant to this Item are presented on pages FI-1 through FI-25 of this report as follows:


                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                          AS OF JUNE 30, 2005 AND 2004



                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm................ F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 2005 and 2004.......... F-2

     Consolidated Statements of Income for the Fiscal Years Ended
       June 30, 2005, 2004 and 2003.................................... F-4

     Consolidated Statements of Stockholders' Equity for the Fiscal
       Years Ended June 30, 2005, 2004 and 2003........................ F-5

     Consolidated Statements of Cash Flows for the Fiscal Years
       Ended June 30, 2005, 2004 and 2003.............................. F-6

     Notes to Consolidated Financial Statements, June 30, 2005......... F-8


Schedules:

II. Valuation and Qualifying Accounts.................................. FS-24

b.  Supplementary Financial Data....................................... FS-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the
Board of Directors and Stockholders
Napco Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Napco Security Systems, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule as of and for the years ended June 30, 2005, 2004 and 2003 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Napco Security Systems, Inc. and subsidiaries as of June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ MARCUM & KLIEGMAN LLP
                                        ----------------------------------------

Melville, New York
September 14, 2005

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             June 30, 2005 and 2004
                        (In Thousands, Except Share Data)

                                     ASSETS

                                                                 2005      2004
                                                               -------   -------
CURRENT ASSETS
   Cash and cash equivalents                                   $ 1,178   $   796
   Accounts receivable, less reserve for doubtful
      accounts of $380 and $355, respectively                   21,899    19,927
   Inventories                                                  16,242    14,594
   Prepaid expenses and other current assets                       799       760
   Deferred income taxes                                         1,356     1,763
                                                               -------   -------
      Total Current Assets                                      41,474    37,840
   Property, plant and equipment, net                            8,533     8,987
   Goodwill, net                                                 9,686     9,686
   Other assets                                                    214       159
                                                               -------   -------
      TOTAL ASSETS                                             $59,907   $56,672
                                                               =======   =======

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             June 30, 2005 and 2004
                        (In Thousands, Except Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              2005      2004
                                                            -------   -------
CURRENT LIABILITIES
   Current portion of long-term debt                        $    --   $ 1,900
   Accounts payable                                           5,249     3,789
   Accrued expenses                                           1,156       963
   Accrued salaries and wages                                 2,518     1,911
   Accrued income taxes                                       1,534       285
                                                            -------   -------
      Total Current Liabilities                              10,457     8,848
   Long-term debt, net of current portion                     1,950     6,400
   Accrued income taxes                                       2,243     2,243
   Deferred income taxes                                      1,579     1,277
                                                            -------   -------
      Total Liabilities                                      16,229    18,768
                                                            -------   -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (1)
   Common stock, par value $0.01 per share; Authorized
      21,000,000 shares; issued and outstanding 8,655,110
      and 8,503,670 shares, respectively                         87        85
   Additional paid-in capital                                11,628    11,381
   Retained earnings                                         31,963    26,438
                                                            -------   -------
      TOTAL STOCKHOLDERS' EQUITY                             43,678    37,904
                                                            -------   -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $59,907   $56,672
                                                            =======   =======

(1) The 20% stock dividend declared on November 8, 2004 (see Note 1), has been retroactively reflected in Stockholders' Equity.

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    Years Ended June 30, 2005, 2004, and 2003
                 (In Thousands, Except Share and Per Share Data)

                                                        2005         2004         2003
                                                     ----------   ----------   ----------
Net sales                                            $   65,229   $   58,093   $   57,340
Cost of sales                                            41,305       38,553       41,939
                                                     ----------   ----------   ----------
      Gross Profit                                       23,924       19,540       15,401

Selling, general, and administrative expenses            15,014       13,475       13,176
                                                     ----------   ----------   ----------
   Operating Income                                       8,910        6,065        2,225
                                                     ----------   ----------   ----------
Other income (expense):
   Interest expense, net                                   (224)        (420)        (727)
   Other, net                                               (58)        (109)         127
                                                     ----------   ----------   ----------
                                                           (282)        (529)        (600)
                                                     ----------   ----------   ----------

      Income Before Income Taxes                          8,628        5,536        1,625
Minority interest in loss of subsidiary                     228           --           --
Provision for income taxes                                3,227        2,201          615
                                                     ----------   ----------   ----------
      Net Income                                     $    5,629   $    3,335   $    1,010
                                                     ==========   ==========   ==========
Earnings per share: (1)
   Basic                                             $      .66   $     0.42   $      .13
   Diluted                                           $      .62   $     0.39   $      .12

Weighted average number of shares outstanding: (1)
   Basic                                              8,562,211    7,958,400    7,974,400
   Diluted                                            9,014,962    8,497,200    8,536,800

(1) The 20% stock dividend declared on November 8, 2004 (see Note 1), has been retroactively reflected in all 2004 and2003 share and per share data.

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (1)

                    Years Ended June 30, 2005, 2004 and 2003
                        (In Thousands, Except Share Data)

                                              Common stock                                Treasury Stock
                                           ------------------   Additional              ------------------
                                           Number of              Paid-in    Retained   Number of
                                             Shares    Amount     Capital    Earnings     Shares    Amount    Total
                                           ---------   ------   ----------   --------   ---------   ------   -------
BALANCE - June 30, 2002                    6,766,392     68            --      34,460       --         --     34,528
Retroactive effect of 20% stock dividend
   Effective November 2004                 1,353,278     13        11,236     (11,250)      --         --         (1)
                                           ---------    ---       -------    --------      ---        ---    -------
BALANCE - June 30, 2002 as adjusted        8,119,670     81        11,236      23,210       --         --     34,527
   Purchase of treasury shares              (600,000)    (6)           --      (2,437)      --         --     (2,443)
   Exercise of employee stock options        157,200      2            --         260       --         --        262
   Net income                                     --     --            --       1,010       --         --      1,010
                                           ---------    ---       -------    --------      ---        ---    -------
BALANCE - June 30, 2003                    7.676.870     77        11,236      22,043       --         --     33,356
   Exercise of employee stock options,
      July 1, 2003 to April 27, 2004         728,208      7            --         956       --         --        963
   Tax benefit in connection
      with exercise of stock options              --     --            --         104       --         --        104
   Exercise of employee stock options,
       April 28, 2004 to June 30, 2004        98,592      1           145          --       --         --        146
   Net income                                     --     --            --       3,335       --         --      3,335
                                           ---------    ---       -------    --------      ---        ---    -------
BALANCE - June 30, 2004                    8,503,670    $85       $11,381    $ 26,438       --        $--    $37,904
   Exercise of employee stock options        151,440      2           247          --       --         --        249
   Net income                                     --     --            --       5,629       --         --      5,629
   Adjustment to tax benefit on exercise
      of stock options                            --     --            --        (104)      --         --       (104)
                                           ---------    ---       -------    --------      ---        ---    -------
BALANCE - June 30, 2005                    8,655,110    $87        11,628    $ 31,963       --        $--    $43,678
                                           =========    ===       =======    ========      ===        ===    =======

(1) Restated to reflect the effect of a 20% stock dividend effective November 2004.

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years Ended June 30, 2005, 2004, and 2003
                                 (In Thousands)

                                                          2005      2004      2003
                                                        -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $ 5,629   $ 3,335   $ 1,010
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       1,156     1,189     1,294
      Provision for doubtful accounts                        43       140        16
      Deferred income taxes                                 709       (49)      173
      Tax adjustment in connection with exercise
         of stock options                                  (104)      104        --
   Changes in operating assets and liabilities:
      Accounts receivable                                (2,014)   (2,642)      872
      Inventories                                        (1,648)    2,328     2,041
      Prepaid expenses and other current assets             (39)     (235)      366
      Other assets                                          (35)       90       (90)
      Accounts payable, accrued expenses, accrued
         salaries and wages, and accrued income taxes     3,508     2,015       800
                                                        -------   -------   -------
            Net Cash Provided By Operating Activities     7,205     6,275     6,482
                                                        -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant, and equipment             (658)     (681)     (752)
                                                        -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                  (9,700)   (8,700)   (7,505)
   Proceeds from long-term debt                           3,350     1,000     4,250
   Purchase of treasury shares                               --        --    (2,442)
   Proceeds from exercise of employee stock options         249     1,108       261
   Loan costs paid                                          (64)       --        --
                                                        -------   -------   -------
            Net Cash Used In Financing Activities        (6,165)   (6,592)   (5,436)
                                                        -------   -------   -------
            Net Increase (Decrease) In Cash and
               Cash Equivalents                             382      (998)      294

CASH AND CASH EQUIVALENTS - Beginning                       796     1,794     1,500
                                                        -------   -------   -------
CASH AND CASH EQUIVALENTS - Ending                      $ 1,178   $   796   $ 1,794
                                                        -------   -------   -------

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years Ended June 30, 2005, 2004, and 2003
                                 (In Thousands)

                                      2005    2004   2003
                                     ------   ----   ----
SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid, net                $  217   $427   $733
   Income taxes paid                 $1,366   $106   $ 15

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of Napco Security Systems, Inc. and all of its wholly-owned subsidiaries. The Company has also consolidated a 51%-owned joint venture. The 49% interest, held by a third party, is reflected as minority interest. All intercompany balances and transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents

     Cash and cash equivalents include approximately $419,000 and $308,000 of short-term time deposits at June 30, 2005 and 2004, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2005 and 2004.

     Accounts Receivable

     Accounts receivable is stated net of the allowance for doubtful accounts of $380,000 and $355,000 as of June 30, 2005 and June 30, 2004, respectively.
     Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

     Inventories

     Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory cost includes raw materials, direct labor and overhead.

     In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales. For the fiscal years 2005, 2004 and 2003, charges/(recoveries) and balances in these reserves amounted to $(517,000) and $1,518,000; $1,035,000 and $2,035,000; $300,000 and $1,000,000;
     respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

     Goodwill

     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment on a annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2005, 2004 and 2003 was $1,255,000,
     $1,030,000 and $1,128,000, respectively.

     Research and Development Costs

     Research and development costs incurred by the Company are charged to expense in the year incurred. Company-sponsored research and development costs of $4,865,000, $4,254,000 and $4,516,000 were charged to expense for the fiscal years ended June 30, 2005, 2004 and 2003, respectively and are included in "Cost of Sales" in the consolidated statements of income.

     Income Taxes

     Deferred income taxes are recognized for the expected future tax consequences of temporary differences between the amounts reflected for financial reporting and tax purposes. Net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. If the Company determines that a deferred tax asset will not be realizable or that a previously reserved deferred tax asset will become realizable, an adjustment to the deferred tax asset will result in a reduction of, or increase to, earnings at that time. The provision (benefit) for income taxes represents U.S. Federal, state and foreign taxes. Through June 30, 2001, the Company's subsidiary in the Dominican Republic, Napco/Alarm Lock Group International, S.A. ("Napco DR"), was not subject to tax in the United States, as a result, no taxes were provided. Effective July 1, 2001, the Company made a domestication election for Napco DR. Accordingly, its income is subject to taxation in the United States on a going forward basis.

              NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting
Policies, continued

     Stock Dividend and Stock Split

     In November 2004, the Company's Board of Directors approved a twenty percent (20%) stock dividend of the Company's common stock payable to stockholders of record on November 22, 2004. The effect of the stock dividend, which has been accounted for similar to a stock split, has been retroactively reflected in all share and per share data. The additional shares of 1,424,118 (on a pre-dividend basis)were distributed on December 6, 2004. There is no net effect on total stockholders' equity as a result of the stock dividend.

     In March 2004, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of the Company's common stock payable to stockholders of record on April 13, 2004. The additional shares were distributed on April 27, 2004. The Company utilized all 2,871,056 (on a pre-split basis) of its shares held as treasury stock as of April 27, 2004 plus an additional 609,260 (on a pre-split basis) shares in paying this stock dividend. The cost of treasury stock was applied first to additional paid-in capital (to the extent there was a positive balance), then directly to retained earnings. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders' equity as a result of the stock split.

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

     The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

                            Net income          Weighted Average Shares     Net income per share
                     ------------------------   -----------------------   -----------------------
                      2005     2004     2003      2005    2004    2003     2005    2004     2003
                     ------   ------   ------    -----   -----   -----    -----   ------   ------
Basic EPS:           $5,629   $3,335   $1,010    8,562   7,958   7,974    $ .66   $ 0.42   $ 0.13
Effect of Dilutive
   Securities:
   Employee stock
    options              --       --       --      453     539     563     (.04)   (0.03)   (0.01)
                     ------   ------   ------    ----    -----   -----    -----   ------   ------
Diluted EPS:         $5,629   $3,335   $1,010    9,015   8,497   8,537    $ .62   $ 0.39   $ 0.12
                     ======   ======   ======    =====   =====   =====    =====   ======   ======

     Options to purchase 0, 12,000 and 67,200 shares of common stock for the three fiscal years ended June 30, 2005, 2004 and 2003, respectively, were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods and, accordingly, their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

                                                           Year Ended June 30,
                                                         2005     2004     2003
                                                        ------   ------   ------
                                                          (In thousands, except
                                                             per share data)
Net income, as reported                                 $5,629   $3,335   $1,010
Deduct:  Total stock-based employee compensation
   expense determined under fair value method for
   all awards, net of related tax effects                  227      210      329
                                                        ------   ------   ------
Pro forma net income                                    $5,402   $3,125   $  681
                                                        ======   ======   ======
Earnings per common share (1):
Net earnings per common share - Basic, as reported      $  .66   $  .42   $ 0.13
                                                        ======   ======   ======
Net earnings per common share - Basic, pro forma        $  .63   $  .39   $ 0.09
                                                        ======   ======   ======
Net earnings per common share - Diluted, as reported    $  .62   $  .39   $ 0.12
                                                        ======   ======   ======
Net earnings per common share - Diluted, pro forma      $  .60   $  .37   $ 0.08
                                                        ======   ======   ======

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                2004      2003
                                                              -------   -------
Risk-free interest rates                                         4.70%     2.71%
Expected lives                                                5 years   5 years
Expected volatility                                                48%       42%
Expected dividend yields                                            0%        0%

(1)  Information reflects stock dividend and stock split discussed above.

              NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies, continued

     Foreign Currency

     All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three years ended June 30, 2005.

     Comprehensive Income

     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established rules for the reporting of comprehensive income and its components. For the fiscal years ended June 30, 2005, 2004 and 2003, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

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

     Fair Value of Financial Instruments

     The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 2005 and 2004, management of the Company believes the carrying value of all financial instruments approximated fair value.

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

     New Accounting Pronouncement

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS 151 are effective for fiscal 2006. Management is currently evaluating the provisions of SFAS 151 and does not expect adoption will have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective beginning the Company's first quarter of fiscal 2006. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the Company's results of operations using a Black-Scholes option-pricing model is presented in Note 1. The adoption of SFAS
     123R will have no effect on the Company's cash flows or financial position, but will have an adverse impact on results of operations.

     In December 2004, the FASB issued FASB Staff Position No. SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004", ("SFAS 109-2"). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The provisions of SFAS 109-2 will not have a material impact on the Company's tax provision and financial position.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company's fiscal year ending June 2006. The adoption of FAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity or results of operations.

              NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3". This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle to be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 improves the financial reporting because its requirements enhance the consistency of the financial reporting between periods. During the reporting period, the Company did not have any accounting changes or error corrections.

NOTE 2 - Business and Credit Concentrations

     The Company had two customers (Customer A and B) with accounts receivable balances that aggregated 35% and 31% of the Company's accounts receivable at June 30, 2005 and 2004, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three years.

     The Company had a third customer (Customer C) whose sales accounted for 0%, 1% and 19% of the Company's net sales in fiscal 2005, 2004 and 2003. During the past three fiscal years no other customer represented more than 10% of the Company's net sales. The Company terminated its relationship with Customer C in fiscal 2004.



NOTE 3 - Inventories

     Inventories consist of the following:

                                                                     June 30
                                                               -----------------
                                                                 2005      2004
                                                               -------   -------
                                                                 (In thousands)
Component parts                                                $10,740   $ 9,423
Work-in-process                                                  1,697     1,352
Finished products                                                3,805     3,819
                                                               -------   -------
                                                               $16,242   $14,594
                                                               =======   =======

NOTE 4 - Property, Plant, and Equipment

     Property, plant and equipment consist of the following:

                                        June 30
                                   -----------------          Useful Life
                                     2005      2004             In years
                                   -------   -------   -------------------------
                                     (In thousands)
Land                               $   904   $   904              --
Buildings                            8,911     8,911           30 to 40
Molds and dies                       4,563     4,438            3 to  5
Furniture and fixtures               1,401     1,334            5 to 10
Machinery and equipment             12,780    12,314            7 to 10
                                                       Shorter of the lease term
Leasehold improvements                 191       191       or life of asset
                                   -------   -------
                                    28,750    28,092
Less:  accumulated depreciation
   and amortization                 20,217    19,105
                                   --------- -------
                                   $ 8,533   $ 8,987
                                   ========= =======

     Depreciation and amortization expense on property, plant, and equipment was approximately $1,112,000, $1,159,000 and $1,254,000 in fiscal 2005, 2004 and 2003, respectively.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Income Taxes

     Provision (benefit) for income taxes consists of the following:

                                                     For the Years Ended June 30
                                                     ---------------------------
                                                         2005     2004    2003
                                                        ------   ------   ----
                                                            (In thousands)
Current income taxes:
   Federal                                              $2,496   $2,250   $428
   State                                                     5       --     --
   Foreign                                                  17       --     15
                                                        ------   ------   ----
                                                         2,518    2,250    443
Deferred income tax expense (benefit)                      709      (49)   172
                                                        ------   ------   ----
      Provision for income taxes                        $3,227   $2,201   $615
                                                        ======   ======   ====

     The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows (dollars in thousands):

                                                    For the Years Ended June 30
                                      ------------------------------------------------------
                                            2005               2004               2003
                                      ----------------   ----------------   ----------------
                                                 % of               % of               % of
                                               Pre-Tax            Pre-Tax            Pre-Tax
                                      Amount    Income   Amount    Income   Amount    Income
                                      ------   -------   ------   -------   ------   -------
Tax at Federal statutory rate         $3,011    34.0%    $1,882    34.0%     $553     34.0%
Increases (decreases) in
   taxes resulting from:
   Meals and entertainment                60      .7         54     1.0        55      3.4
      State income taxes, net of
         Federal income tax benefit        3      --         97     1.7        --       --
   Foreign source income
      and taxes                           (2)     --                           19      1.1
   Valuation allowance                    --      --        (97)   (1.7)       --       --
   Other, net                            155     1.7        265     4.8       (12)     (.7)
                                      ------    ----     ------    ----      ----     ----
   Provision for income taxes         $3,227    36.4%    $2,201    39.8%     $615     37.8%
                                      ======    ====     ======    ====      ====     ====

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Income Taxes, continued

     Deferred tax assets and deferred tax liabilities at June 30, 2005 and 2004 are as follows (in thousands):

                                              Current              Long-Term
                                        Deferred Tax Assets   Deferred Tax Assets
                                           (Liabilities)         (Liabilities)
                                        -------------------   -------------------
                                           2005     2004         2005     2004
                                          ------   ------      -------   -------
Accounts receivable                       $   67   $  105      $    --   $    --
Inventories                                1,020    1,229           --        --
Accrued liabilities                          269      249           --        --
State net operating loss carryforward        354       97           --        --
Goodwill                                      --       --         (798)     (509)
Property, plant and equipment                 --       --         (824)     (768)
Alternative minimum tax credit                --      167           43        --
Other                                         --       13           --        --
                                          ------   ------      -------   -------
                                           1,710    1,860       (1,579)   (1,277)
Valuation allowance                         (354)     (97)          --        --
                                          ------   ------      -------   -------
   Net deferred taxes                     $1,356   $1,763      $(1,579)  $(1,277)
                                          ======   ======      =======   =======

     In March 2003, Napco Security Systems, Inc. timely filed its income tax return for the fiscal year ended June 30, 2002. This return included an election to treat one of the Company's foreign subsidiaries, Napco DR, as if it were a domestic corporation beginning July 1, 2001. This election was based on a then recently enacted Internal Revenue Code ("Code") provision. As a result of this election, Napco DR is treated, for Federal income tax purposes, as transferring all of its assets to a domestic corporation in connection with an exchange. Although this type of transfer usually results in the recognition of taxable income to the extent of any untaxed earnings and profits, the Code provision provides an exemption for applicable corporations. The Company qualifies as an applicable corporation pursuant to this Code section, and based on this Code exemption, the Company treated the transfer of approximately $27,000,000 of Napco DR's untaxed earnings and profits as nontaxable.


     The Internal Revenue Service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. The Code is the actual law; a Revenue Procedure is the IRS's interpretation of the law. The Code has a higher level of authority than a Revenue Procedure. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. If challenged, the Company believes that the potential liability would range from $0 to $9,450,000. However, the Company also believes there are other mitigating factors that would limit the amount of the potential liability, and as a result, management accrued a liability of $2,243,000 as of June 30, 2002. The Company's tax provision utilizes estimates made by management and as such, is subject to change as described in Note 1 of the Consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Long-Term Debt

     Long-term debt consists of the following:

                                                                     June 30
                                                                 ---------------
                                                                  2005     2004
                                                                 ------   ------
                                                                  (In thousands)
Revolving credit and term loan facility (a)                      $1,950   $5,713
Term loan (b)                                                        --    1,650
Term loan (c)                                                        --      937
                                                                 ------   ------
                                                                  1,950    8,300
Less: current portion of long-term debt                              --    1,900
                                                                 ------   ------
                                                                 $1,950   $6,400
                                                                 ======   ======

     (a) In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. At June 30, 2005, the interest rate on this debt was 4.7%. The revolving credit agreement which was to expire in July 2005 was subsequently extended to September 2008 and any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, not as defined in the agreement. As of June 30, 2005, the Company was not in compliance with one of these covenants for which it has received an appropriate waiver from its bank.

     (b) On July 27, 2000, the Company entered into a five year $8,250,000 secured term loan with its primary bank in connection with the acquisition of Continental Instruments Systems, LLC. Under the agreement, the loan was to be repaid in 60 equal monthly installments of $137,500, plus interest. The agreement contained various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. In December 2004, the Company accelerated full repayment of this secured term loan and the treasury stock repurchase term loan described in paragraph (c) below.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Long-Term Debt, continued

     (c) In connection with the treasury stock repurchase described in Note 8, the Company entered into a five year $1,250,000 term loan from its primary bank. Under this agreement, the loan was to be repaid in 60 equal monthly installments of $20,833, plus interest at a variable rate as defined. In December 2004, the Company repaid this loan in full.

     Maturities of long-term debt are as follows:

Year Ending
  June 30,    Amount
-----------   ------
   (In thousands)
    2006      $   --
    2007          --
    2008          --
    2009       1,950
              ------
    Total     $1,950
              ======

NOTE 7 - Stock Options

     In November 1992, the stockholders approved a 10-year extension of the already-existing 1982 Incentive Stock Option Plan (the 1992 Plan). The 1992 Plan authorized the granting of awards, the exercise of which would allow up to an aggregate of approximately 1,958,400 shares of the Company's common stock to be acquired by the holders of such awards. The 1992 Plan terminated in October 2002. As of June 30, 2005, there were 200,640 stock options granted to employees of which 173,760 were exercisable.

     In December 2002, the stockholders approved the 2002 Employee Stock Option Plan (the 2002 Plan). The 2002 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 816,000 shares of the Company's common stock to be acquired by the holders of such awards. Under the 2002 Plan, the Company may grant stock options, which are intended to qualify as incentive stock options (ISOs), to key employees. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Stock Options, continued

     Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2005, 486,000 stock options were granted, 328,800 stock options were available for grant, and 266,160 stock options were exercisable under this plan.

     The following table reflects activity under the 1992 and 2002 Plans for the fiscal years ended:

                                                                  June 30
                                   --------------------------------------------------------------------
                                           2005                    2004                    2003
                                   --------------------   ---------------------   ---------------------
                                               Weighted                Weighted                Weighted
                                                average                 average                 average
                                               exercise                exercise                exercise
                                     Shares      price      Shares       price      Shares       price
                                   ---------   --------   ----------   --------   ----------   --------
Outstanding at beginning of year     838,080     $3.28     1,541,280     $2.18     1,340,880     $1.58
Granted                                   --        --       124,800      4.48       386,400      4.08
Exercised                           (151,440)     1.64      (826,800)     1.34      (157,200)     1.66
Forfeited                                 --        --        (1,200)     2.71        (7,200)     1.62
Canceled/lapsed                           --        --            --        --       (21,600)     1.62
                                   ---------     -----    ----------     -----    ----------     -----
Outstanding at end of year           686,640     $3.65       838,080     $3.28     1,541,280     $2.18
                                   =========     =====    ==========     =====    ==========     =====
Exercisable at end of year           439,920     $2.78       441,120     $2.78     1,020,480     $1.63
                                   =========     =====    ==========     =====    ==========     =====
Weighted average fair value of
   options granted                 $     n/a              $     2.54              $     1.63

     The following table summarizes information about stock options outstanding at June 30, 2005:

                             Options outstanding             Options exercisable
                    ------------------------------------   ----------------------
                                    Weighted
                       Number       average     Weighted      Number     Weighted
                    outstanding    remaining     average   exercisable   average
Range of exercise   at June 30,   contractual   exercise   at June 30,   exercise
      prices            2005          life        price        2005        price
-----------------   -----------   -----------   --------   -----------   --------
$1.62 to $1.65          8,160         0.03        $1.61        8,160       $1.61
$1.66 to $2.65        132,480         0.88         2.13      117,600        2.11
$2.66 to $4.70        546,000         7.34         4.05      314,160        3.96
                      -------         ----        -----      -------       -----
                      686,640         6.01         3.65      439,920       $2.78
                      =======         ====        =====      =======       =====

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Stock Options, continued

     In September 2000, the stockholders approved a 10 year extension of the already existing 1990 nonemployee stock option plan (the 2000 Plan) to encourage nonemployee directors and consultants of the Company to invest in the Company's stock. The 2000 Plan provides for the granting of nonqualified stock options, the exercise of which would allow up to an aggregate of 120,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 2000 Plan provides that the option price will not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable at 20% per year and expire five years after the date of grant. The Company has adopted SFAS No. 123 to account for stock-based compensation awards granted to nonemployee consultants, under which a compensation cost is recognized for the fair value of the options granted as of the date of grant. Under this plan, as of June 30, 2005, 2004 and 2003, 96,000 options were granted to directors with a weighted average exercise price of $1.72 and a weighted average remaining contractual life at June 30, 2005 of 0.24 years. There were 38,400 options exercised under the 2000 Plan during the year ended June 30, 2004. There were no other options exercised, cancelled, or forfeited under this plan during the years ended June 30, 2005, 2004 and 2003. As of June 30, 2005, 2004 and 2003, respectively, 57,600, 38,400 and 57,600 stock options were exercisable under this plan. No compensation expense was recorded for stock options granted to directors.

NOTE 8 - Stock Purchase

     In January 2003, the Company repurchased 600,000 shares of its common stock from two stockholders, unaffiliated with the Company, at $4.06 per share, a discount from its then current trading price of $4.17. The transaction was approved by the Board of Directors and the purchase price of $2,442,000 (including fees of $5,000), was financed through the Company's revolving line of credit and a new five year term loan from its primary bank for $1,250,000. The term loan was being repaid in 60 equal monthly installments commencing on April 30, 2003. In December 2004, the Company repaid this term loan in full.

NOTE 9 - 401(k) Plan

     The Company maintains a 401(k) plan covering all U.S. employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $80,000, $73,000, and $73,000 for the fiscal years ended 2005, 2004 and 2003, respectively.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Commitments and Contingencies

     Leases

     The Company is committed under various operating leases, which do not extend beyond fiscal 2010. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows:

Year Ending
  June 30,     Amount
-----------   --------
    2006      $ 86,000
    2007        53,000
    2008        15,000
    2009            --
    2010            --
              --------
   Total      $154,000
              ========

     Rent expense, with the exception of the land lease referred to below, totaled approximately $138,000, $192,000 and $321,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

     Land Lease

     On April 26, 1993, one of the Company's foreign subsidiaries entered into a 99 year lease for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $288,000, on which the Company's principal production facility is located.

     Letters of Credit

     At June 30, 2005, the Company was committed for approximately $299,000 under open commercial letters of credit.

     Litigation

     In August 2001, the Company became a defendant in a product related lawsuit, in which the plaintiff seeks damages of approximately $17,000,000. This action is being defended by the Company's insurance company on behalf of the Company. Management believes that the action is without merit and plans to have this action vigorously defended.

     In December 2004, the Company became a defendant in a product related lawsuit, in which the plaintiff seeks damages of approximately $1,500,000. This action is being defended by the Company's insurance company on behalf of the Company. Management believes that the action is without merit and plans to have this action vigorously defended.

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

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 Commitments and Contingencies, continued

     Employment Agreements

     As of June 30, 2005, the Company was obligated under four employment agreements and one severance agreement. Compensation under the agreements includes annual salaries approximating $1,125,000. The employment agreements provide for annual bonuses based upon sales and profits, or a formula to be determined by the Board of Directors, and various severance payments as defined in each agreement. One agreement, with current annual compensation of $471,000, includes additional compensation of 100,000 stock options that vest 20% per year or upon a change in control, as defined, and a termination payment in an amount equal to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined. The employment agreements expire at various times through June 2008.

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

     The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for the fiscal years ended June 30, 2005, 2004, and 2003:

                                                       2005      2004      2003
                                                     -------   -------   -------
                                                            (In thousands)
Sales to external customers(1):
   Domestic                                          $54,654   $48,626   $47,965
   Export                                             10,575     9,467     9,375
                                                     -------   -------   -------
                                                     $65,229   $58,093   $57,340
                                                     =======   =======   =======
Identifiable assets:
   United States                                     $41,753   $40,153   $39,005
   Foreign(2)                                         18,154    16,519    18,344
                                                     -------   -------   -------
                                                     $59,907   $56,672   $57,349
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

                                   SCHEDULE II

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years Ended June 30, 2005, 2004, and 2003
                                 (In Thousands)

               Column A                       Column B      Column C      Column D      Column E
--------------------------------------      ------------   ----------   ------------   ----------
                                             Balance at    Charged to   Deductions/    Balance at
                                            beginning of   costs and    (recoveries)     end of
              Description                      period       expenses         (1)         period
--------------------------------------      ------------   ----------   ------------   ----------
For the year ended June 30, 2003:
   Allowance for doubtful accounts
      (deducted from accounts receivable)       $393          $ 16          $194          $215

For the year ended June 30, 2004:
   Allowance for doubtful accounts
      (deducted from accounts receivable)       $215          $140          $ --          $355

For the year ended June 30, 2005:
   Allowance for doubtful accounts
      (deducted from accounts receivable)       $355          $ 43          $ 18          $380

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

b. Supplementary Financial Data

QUARTERLY RESULTS

The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters (in thousands except for per share data).

                                         Fiscal Year Ended June 30, 2005
                         ---------------------------------------------------------------
                         First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                         -------------   --------------   -------------   --------------
Net Sales                   $13,440          $16,019         $15,743         $20,027
Gross Profit                  4,273            4,918           5,096           9,637
Income from Operations          901            1,450           1,673           4,886
Net Income                      513              872           1,013           3,231
Net Income Per Share
   Basic EPS                    .06              .10             .12             .38
   Diluted EPS                  .06              .10             .11             .35

                                                Fiscal Year Ended June 30, 2004
                                ---------------------------------------------------------------
                                First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                -------------   --------------   -------------   --------------
Net Sales                           $9,835          $14,629         $14,742          $18,887
Gross Profit                         2,983            4,552           4,622            7,383
Income (Loss) from Operations         (294)           1,247           1,259            3,853
Net Income (Loss)                     (282)             728             734            2,155
Net Income (Loss) Per Share*
   Basic EPS                          (.04)*            .09             .09              .28
   Diluted EPS                        (.04)*            .09             .09              .25

* Restated to reflect 20% stock dividend reported in the first fiscal quarter of 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND 304(B) FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROL AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the period ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

Our independent registered accounting firm Marcum & Kliegman, LLP ("MK"), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2005, MK had discovered conditions which they deemed to be significant deficiencies, (as defined by standards established by the Public Company Accounting Oversight Board) in our financial statement closing process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiencies related to the timely performance of processes and procedures for the period end closing process and its review by internal accounting personnel. Management has informed MK and the Audit Committee that it will modify its controls over the financial statement closing process to prevent reoccurrences of this deficiency and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate.

During the fourth quarter of 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as described above. Management does not believe that the above significant deficiencies affected the results of the fiscal year ended June 30, 2005 or any prior period.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Election of Directors", "Corporate Governance and Board Matters", "Executive Compensation", "Beneficial Ownership of Common Stock" and "Principal Accountant Fees" in the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                            Page
                                                                           -----
Report of Independent Registered Public Accounting Firm                     FS-1

Consolidated Financial Statements:

   Consolidated Balance Sheets as of June 30, 2005 and 2004

   Consolidated Statements of Income for the Fiscal Years Ended June 30,
   2005, 2004 and 2003

   Consolidated Statements of Stockholders' Equity for the Fiscal Years
   Ended June 30, 2005, 2004 and 2003

   Consolidated Statements of Cash Flows for the Fiscal Years Ended
   June 30, 2005, 2004 and 2003

   Notes to Consolidated Financial Statements, June 30, 2005

(a)2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                            Page
                                                                           -----
II:  Valuation and Qualifying Accounts                                     FS-24

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(a)3 and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.    Title
-----------    -----
Ex-3.(i)       Amended and Restated Certificate of  Incorporation   Exhibit 3.(I) to Report on
                                                                    Form 10-Q for the fiscal
                                                                    quarter ended December
                                                                    31, 2001

Ex-3.(ii)      Amended and Restated By-Laws                         Exhibit 3.(ii) to Report on
                                                                    Form 10-K for the fiscal year
                                                                    ended June 30, 2004

Ex-10.A (i)    Amended and Restated 1992 Incentive Stock            E-1
               Option Plan

Ex-10.A (ii)   2002 Employee Stock Option Plan                      Exhibit 10.Y to Report on
                                                                    Form 10-Q for the fiscal
                                                                    quarter ended December 31,
                                                                    2002

*Ex-10.B       2000 Non-Employee Stock Option Plan                  Exhibit 10.B to Report on
                                                                    Form 10-K for fiscal year
                                                                    ended June 30, 2001

Ex-10.C        Loan and Security Agreement with Marine Midland      Exhibit 10-C to Report on
               Bank dated as of May 12, 1997                        Form 10-K for the fiscal year
                                                                    ended June 30, 2004

Ex-10.D        Revolving Credit Note #1 to Marine Midland Bank      Exhibit 10-D to Report
               dated as of May 12, 1997                             on Form 10-K for the
                                                                    fiscal year ended June
                                                                    30, 2004

Ex-10.E        Revolving Credit Note #2 to Marine Midland Bank      Exhibit 10-E to Report
               dated as of May 12, 1997                             on Form 10-K for the
                                                                    fiscal year ended June
                                                                    30, 2004

Ex-10.F        Promissory Note to Marine Midland Bank dated as      Exhibit 10-F to Report
               of May 12, 1997                                      on Form 10-K for the
                                                                    fiscal year ended June
                                                                    30, 2004

Ex-10.G        Amendment No.1 to the Loan and Security Agreement    Exhibit 10-G to Report
               with Marine Midland Bank dated as of May 28, 1998    on Form 10-K for the
                                                                    fiscal year ended June
                                                                    30, 2004

Ex-10.H        Term Loan Note to Marine Midland Bank dated as       Exhibit 10-H to Report
               of May 28, 1998                                      on Form 10-K for the
                                                                    fiscal year ended June
                                                                    30, 2004

*Ex-10.I       Amended and Restated Employment Agreement with       Exhibit 10.I to Report
               Richard Soloway                                      on Form 10-K for fiscal
                                                                    year ended June 30, 2003

*Ex-10.J       Employment Agreement with Jorge Hevia                E-6

Ex-10.K        Amendment No. 2 to the Loan and Security             E-8
               Agreement with HSBC Bank dated as of June 30,
               1999

*Ex-10.L       Employment Agreement with Michael Carrieri           E-10

*Ex-10.M       Indemnification Agreement dated August 9, 1999       E-16

Ex-10.O        Amendment No. 4 to Loan and Security Agreement       E-21

Ex-10.P        Amendment No. 8 to Loan and Security Agreement       Exhibit 10.W to Report
                                                                    on Form 10-K for fiscal
                                                                    year ended June 30,
                                                                    2001

Ex-10.Q        Note Modification Agreement                          Exhibit 10.X to Report
                                                                    on Form 10-K for fiscal
                                                                    year ended June 30,
                                                                    2001

Ex-10.R        Amendment No. 10 to the Loan and Security            Exhibit 10.R to Report
               Agreement                                            on Form 10-K for fiscal
                                                                    year ended June 30,
                                                                    2003

Ex-10.S        Amendment No. 3 to the Loan and Security             Exhibit 10-S to Report
               Agreement                                            on Form 10-K for the
                                                                    fiscal year ended June
                                                                    30, 2004

Ex-10.T        Amendment No. 9 to the Loan and Security             Exhibit 10-T to Report
               Agreement                                            on Form 10-K for the
                                                                    fiscal year ended June
                                                                    30, 2004

Ex-10.U        Amendment No. 11 to the Loan and Security            Exhibit 10-U to Report
               Agreement                                            on Form 10-K for the
                                                                    fiscal year ended June
                                                                    30, 2004

Ex-10.V        Amendment No. 12 to the Loan and Security            Exhibit 10-V to Report
               Agreement                                            on Form 10-K for the
                                                                    fiscal year ended June
                                                                    30, 2004

Ex-10.W        Amendment No. 13 to the Loan and Security            Exhibit 10-W to Report
               Agreement                                            on Form 10-K for the
                                                                    fiscal year ended June
                                                                    30, 2004

Ex-14.0        Code of Ethics                                       Exhibit 14.0 to Report
                                                                    on Form 10-K for the
                                                                    fiscal year ended June
                                                                    30, 2003

Ex-21.O        Subsidiaries of the Registrant                       E-34

Ex-23.1        Consent of Independent Auditors                      E-35

Ex-31.1        Section 302 Certification of Chief Executive         E-36
               Officer

Ex-31.2        Section 302 Certification of Chief Financial         E-37
               Officer

Ex-32.1        Certification of Chief Executive Officer             E-38
               Pursuant to 18 USC Section 1350 and Section 906 of
               Sarbanes - Oxley Act of 2002

Ex-32.2        Certification of Chief Financial Officer             E-39
               Pursuant to 18 USC Section 1350 and Section 906 of
               Sarbanes - Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 29, 2005

                                        NAPCO SECURITY SYSTEMS, INC.
                                        (Registrant)


                                        By: /s/ RICHARD SOLOWAY
                                            ------------------------------------
                                            Richard Soloway
                                            Chairman of the Board of
                                            Directors, President and Secretary
                                            (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature                                  Title                         Date
---------                                  -----                         ----


/s/ RICHARD SOLOWAY         Chairman of the Board of Directors,   September 29, 2005
-------------------------   President and Secretary
Richard Soloway             (Principal Executive Officer)
                            and Director


/s/ KEVIN S. BUCHEL         Senior Vice President                 September 29, 2005
-------------------------   of Operations and Finance
Kevin S. Buchel             and Treasurer
                            (Principal Financial and
                            Accounting Officer) and Director


/s/ PAUL STEPHEN BEEBER     Director                              September 29, 2005
-------------------------
Paul Stephen Beeber


/s/ RANDY B. BLAUSTEIN      Director                              September 29, 2005
-------------------------
Randy B. Blaustein


/s/ ARNOLD BLUMENTHAL       Director                              September 29, 2005
-------------------------
Arnold Blumenthal


/s/ DONNA SOLOWAY           Director                              September 29, 2005
-------------------------
Donna Soloway


/s/ ANDREW J. WILDER        Director                              September 29, 2005
-------------------------
Andrew J. Wilder