Form 10-Q
period 2005-09-30
NAPCO SECURITY SYSTEMS INC
filed 2005-11-21
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO ________.

Commission File number: 0-10004

                          NAPCO SECURITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                    11-2277818
     (State or other jurisdiction of                (IRS Employer Identification
      incorporation of organization)                           Number)

           333 Bayview Avenue
          Amityville, New York                                  11701
(Address of principal executive offices)                     (Zip Code)

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                               Yes       No   X
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                               Yes       No   X
                                   -----    -----

Number of shares outstanding of each of the issuer's classes of common stock, as of: NOVEMBER 11, 2005

                COMMON STOCK, $.01 PAR VALUE PER SHARE 8,794,550

                                                                                   Page
                                                                                   ----
PART I:  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

            NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
            INDEX - SEPTEMBER 30, 2005

               Condensed Consolidated Balance Sheets, September 30, 2005 and
               June 30, 2005                                                         3

               Condensed Consolidated Statements of Income for the Three
               Months ended September 30, 2005 and 2004                              4

               Condensed Consolidated Statements of Cash Flows for the Three
               Months ended September 30, 2005 and 2004                              5

               Notes to Condensed Consolidated Financial Statements                  6

         ITEM 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                           11

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk         16

         ITEM 4. Controls and Procedures                                            16

PART II:  OTHER INFORMATION                                                         17

SIGNATURE PAGE                                                                      18

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30,
                                                    2005       June 30,
                                                (unaudited)      2005
                                               -------------   --------
                                                 (in thousands, except
                                                      share data)
                  ASSETS
Current Assets:
   Cash and cash equivalents                      $   929       $ 1,178
   Accounts receivable, less allowance for
      doubtful accounts                            20,890        21,899
   Inventories, net                                18,780        16,242
   Prepaid expenses and other current assets          892           799
   Deferred income taxes                            1,428         1,356
                                                  -------       -------
      Total current assets                         42,919        41,474

Property, Plant and Equipment, net                  8,751         8,533
Goodwill                                            9,686         9,686
Other assets                                          183           214
                                                  -------       -------
                                                  $61,539       $59,907
                                                  =======       =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                               $ 6,049       $ 5,249
   Accrued expenses                                   850         1,156
   Accrued salaries and wages                       2,010         2,518
   Accrued income taxes                             1,174         1,534
                                                  -------       -------
      Total current liabilities                    10,083        10,457

Long-term debt                                      2,600         1,950
Accrued income taxes                                2,243         2,243
Deferred income taxes                               1,627         1,579
                                                  -------       -------
      Total liabilities                            16,553        16,229
                                                  -------       -------
Stockholders' Equity (Note 1) :
   Common stock, par value $.01 per share;
      21,000,000 shares authorized,
      8,779,910 and 8,655,110 shares issued
      and outstanding, respectively                    88            87
   Additional paid-in capital                      12,492        11,628
   Unearned stock-based compensation                 (373)           --
   Retained earnings                               32,779        31,963
                                                  -------       -------
      Total stockholders' equity                   44,986        43,678
                                                  -------       -------
                                                  $61,539       $59,907
                                                  =======       =======

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                      Three Months Ended
                                                        September 30,
                                                   -----------------------
                                                      2005         2004
                                                   ----------   ----------
                                                    (in thousands, except
                                                     share and per share
                                                            data)
Net Sales                                          $   14,180   $   13,440
Cost of Sales                                           9,055        9,167
                                                   ----------   ----------
   Gross profit                                         5,125        4,273
Selling, General and Administrative Expenses            3,873        3,406
                                                   ----------   ----------
   Operating income                                     1,252          867
                                                   ----------   ----------
Interest Expense, net                                      38           68
Other Expenses, net                                         4            9
                                                   ----------   ----------
   Other expenses                                          42           77
                                                   ----------   ----------
   Income before minority interest and provision
      for income taxes                                  1,210          790
Minority interest in net loss of subsidiary, net           61           --
                                                   ----------   ----------
   Income before provision for income taxes             1,271          790
Provision for income taxes                                456          277
                                                   ----------   ----------
   Net income                                      $      815   $      513
                                                   ==========   ==========
Net income per share (Note 1 and Note 4) *:
   Basic                                           $     0.09   $     0.06
                                                   ==========   ==========
   Diluted                                         $     0.09   $     0.06
                                                   ==========   ==========
Weighted average number of shares
   outstanding (Note 1 and Note 4) *:
   Basic                                            8,689,962    8,506,568
                                                   ==========   ==========
   Diluted                                          9,142,013    8,967,492
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

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                             ------------------
                                                               2005      2004
                                                             -------   --------
                                                               (in thousands)
Cash Flows from Operating Activities:
   Net income                                                $   815   $   513
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                              254       292
      Provision for (recovery of) doubtful accounts               68       (35)
      Deferred income taxes                                      (24)       --
      Excess tax benefits from exercise of stock options        (208)       --
      Non-cash stock based compensation expense                   59        --
   Changes in operating assets and liabilities:
      Accounts receivable                                        942     2,485
      Inventories                                             (2,538)     (619)
      Prepaid expenses and other current assets                  (93)      (18)
      Other assets                                                30       (45)
      Accounts payable, accrued expenses, accrued salaries
         and wages, and accrued income taxes                    (166)      279
                                                             -------   -------
Net Cash (Used in) Provided by Operating Activities             (861)    2,852
                                                             -------   -------
Cash Flows used in Investing Activities:
   Net purchases of property, plant and equipment               (470)     (140)
                                                             -------   -------
Cash Flows from Financing Activities:
   Proceeds from exercise of employee stock options              224         6
   Proceeds from long-term debt                                  650        --
   Principal payments on long-term debt                           --    (1,974)
   Excess tax benefits from exercise of stock options            208        --
                                                             -------   -------
      Net cash provided by (used in) financing activities      1,082    (1,968)
                                                             -------   -------
Net (decrease) increase in Cash                                 (249)      744
Cash, Beginning of Period                                      1,178       796
                                                             -------   -------
Cash, End of Period                                          $   929   $ 1,540
                                                             =======   =======
Cash Paid During the Period for:
   Interest                                                  $    39   $    75
                                                             =======   =======
   Income taxes                                              $   618   $   131
                                                             =======   =======

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED STATEMENTS (unaudited)

1.)  Summary of Significant Accounting Policies and Other Disclosures

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year. Certain prior year amounts have been reclassified to conform with the current years' presentation.

     The unaudited Condensed Consolidated Financial Statements include the accounts of Napco Security Systems, Inc. and all of its wholly-owned subsidiaries. The Company has also consolidated a 51%-owned joint venture. The 49% interest, owned by a third party, is reflected as minority interest. All inter-company balances and transactions have been eliminated in consolidation.

     The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

     The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2005. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2005 Consolidated Financial Statements. However, for interim financial statements, inventories are calculated using a gross profit percentage.

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Income and are expensed as incurred. Advertising expense for the three months ended September 30, 2005 and 2004 was $407,000 and $385,000, respectively.

     Research and Development Costs

     Research and development costs incurred by the Company are charged to expense in the period incurred. Research and Development expense for the three months ended September 30, 2005 and 2004 was $1,145,000 and $1,196,000, respectively. These expenses are included in "Cost of Sales" in the Condensed Consolidated Statements of Income.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts Receivable as follows (in thousands):

             Sales for the three months
                 ended September 30,
             --------------------------
                  2005          2004
              -----------   -----------
                $      %      $      %
              -----   ---   -----   ---
Customer A      687    5%   1,112    8%
Customer B    1,317    9%     979    7%
              -----   ---   -----   ---
              2,004   14%   2,091   15%
              =====   ===   =====   ===

              Accounts Receivable as of:
             ---------------------------
             September 30,     June 30,
                 2005            2005
              -----------    -----------
                $      %       $      %
              -----------    -----------
Customer A    3,249   16%    3,306   15%
Customer B    4,657   22%    4,400   20%
              -----   ---    -----   ---
              7,906   38%    7,706   35%
              =====   ===    =====   ===

These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $435,000 and $380,000 as of September 30, 2005 and June 30, 2005, respectively. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

Stock Options

During the three months ended September 30, 2005 the Company granted no stock options under its 2002 Employee Incentive Stock Option Plan. 124,800 options were exercised under this plan during the three months ended September 30, 2005.

Stock Dividend and Stock Split

In November 2004, the Company's Board of Directors approved a twenty percent (20%) stock dividend of the Company's common stock payable to stockholders of record on November 22, 2004. The effect of the stock dividend, which has been accounted for similar to a stock split, has been retroactively reflected in all share and per share data. The additional shares were distributed on December 6, 2004. There was no net effect on total stockholders' equity as a result of the stock dividend.

In March 2004, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of the Company's common stock payable to stockholders of record on April 13, 2004. The additional shares were distributed on April 27, 2004. There was no net effect on total stockholders' equity as a result of the stock split.

Recent Accounting Pronouncements

In September 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)," to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to employees by the Company are all dependent on the recipient being an employee of the Company. Therefore, this FSP currently does not have an impact on the Company's consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)," to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and
(b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

In November 2005, the FASB issued FSP No, FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards", to provide an alternate transition method for the implementation of SFAS No. 123(R). Because some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS No. 123(R) for recognition purposes, this FSP provides an elective alternative transition method. That method comprises (a) a computational component that establishes a beginning balance of the APIC pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

2.)  Employee Stock-based Compensation

The Company has established three share incentive programs as discussed in more detail in the Company's annual report on Form 10-K for the year ended June 30, 2005. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying condensed consolidated statements of income prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation costs of $59,000 were recognized in the first quarter of fiscal 2006. The effect on both Basic and Diluted Earnings per share was $0.007.

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended September 30, 2004:

                                                        Three Months ended
                                                      Ended September 30, 2004
                                                     -------------------------
                                                     (in thousands, except per
                                                            share data)
Net income, as reported                                        $ 513
Deduct: Total stock-based employee compensation
        expense determined under fair value method
        for all awards, net of related tax effects               (74)
                                                               -----
Pro forma net income                                           $ 439
                                                               =====
Earnings per common share (1):
        Basic - as reported                                    $0.06
                                                               =====
        Basic - pro forma                                      $0.05
                                                               =====
        Diluted - as reported                                  $0.06
                                                               =====
        Diluted - pro forma                                    $0.05
                                                               =====

(1)  Information reflects stock dividend and stock split. See Note 1.

3.)  Inventories

Inventories consist of (in thousands):

                    September 30,   June 30,
                         2005         2005
                    -------------   --------
Component parts        $12,420       $10,740
Work-in-process          1,960         1,697
Finished products        4,400         3,805
                       -------       -------
                       $18,780       $16,242
                       =======       =======

     For interim financial statements, inventories are calculated using a gross profit percentage.

4.)  Earnings Per Common Share

     The Company follows the provisions of FAS No. 128, "Earnings Per Share". In accordance with FAS No. 128, earnings per common share amounts ("Basic EPS") were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution ("Diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options. FAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the condensed consolidated statements of income.

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data) (Information reflects the stock dividend and stock split as described in Note 1):

                                           Three months ended September 30, 2005
                                          ---------------------------------------
                                          Net Income       Shares       Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   --------
BASIC EPS
Net income attributable to common stock       $815          8,690         $0.09

EFFECT OF DILUTIVE SECURITIES
Options                                       $ --            452            --
                                              ----          -----         -----
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises               $815          9,142         $0.09
                                              ====          =====         =====

     No options to purchase shares of common stock in the three months ended September 30, 2005 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for the three months ended September 30, 2005.

                                           Three months ended September 30, 2004
                                          ---------------------------------------
                                          Net Income       Shares       Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   --------
BASIC EPS
Net income attributable to common stock       $513          8,507         $0.06

EFFECT OF DILUTIVE SECURITIES
Options                                       $ --            460            --
                                              ----          -----         -----
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises               $513          8,967         $0.06
                                              ====          =====         =====

     No options to purchase shares of common stock in the three months ended September 30, 2004 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for the three months ended September 30, 2004.

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

6.)  Geographical Data

     The revenues attributable to the Company's domestic and foreign operations for the periods presented are summarized in the following tabulation (in thousands):

                                       Three Months
                                   Ended September 30,
                                   -------------------
                                      2005      2004
                                    -------   -------
Sales to external customers (1):
   Domestic                         $11,994   $11,463
   Foreign                            2,186     1,977
                                    -------   -------
   Total Net Sales                  $14,180   $13,440
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

In December 2004, the Company became a defendant in a product-related lawsuit, in which the plaintiff seeks damages of approximately $1,500,000. This action is being defended by the Company's insurance company on behalf of the Company. Management believes that the action is without merit and plans to have this action vigorously defended.

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 16% and 15% of our revenues for fiscal year 2005 and the first quarter of fiscal 2006, respectively.

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

Economic and Other Factors

The post September 11th era has generally been characterized by a favorable business climate for suppliers of electronic security products and services versus the rather sluggish performance of most technology related sectors during the similar period. Electronic security vendors, however, did not completely escape the fallout from the broader downturn in capital spending in the economy. The Company believes the security equipment market is likely to continue to exhibit healthy growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards.

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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts receivable as follows (in thousands):

             Sales for the three months
                 ended September 30,
             --------------------------
               2005          2004
                $      %      $      %
              -----   ---   -----   ---
Customer A      687    5%   1,112    8%
Customer B    1,317    9%     979    7
              -----   ---   -----   ---
              2,004   14%   2,091   15%
              =====   ===   =====   ===

Accounts Receivable as of:

             September 30,         June 30,
                  2005               2005
                   $          %        $       %
             -------------   ---   --------   ---
Customer A       3,249       16%     3,306    15%
Customer B       4,657       22%     4,400    20%
                 -----       ---     -----    ---
                 7,906       38%     7,706    35%
                 =====       ===     =====    ===

These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $435,000 and $380,000 as of September 30, 2005 and June 30, 2005, respectively. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Impairment testing for Goodwill is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has performed its annual impairment evaluation required by this standard and determined that the goodwill is not impaired.

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

The Internal Revenue Service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. The Code is the actual law; a Revenue Procedure is the IRS's interpretation of the law. The Code has a higher level of authority than a Revenue Procedure. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. If challenged, the Company believes that the potential liability would range from $0 to $9,450,000. However, the Company also believes there are other mitigating factors that would limit the amount of the potential liability, and as a result, management accrued a liability of $2,243,000 as of June 30, 2002. The Company's tax provision utilizes estimates made by management and as such, is subject to change.

Results of Operations

                                      Three months ended September 30,
                                      --------------------------------
                                                          % Increase/
                                        2005      2004     (decrease)
                                      -------   -------   ------------
Net sales                             $14,180   $13,440        5.5%
Gross profit                            5,125     4,273       19.9%
Gross profit as a % of net sales         36.1%     31.8%       4.3%
Selling, general and administrative     3,873     3,406       13.7%
Selling, general and administrative
as a percentage of net sales             27.3%     25.3%       2.0%
Income from operations                  1,252       867       44.4%
Interest expense                           38        68      (44.1)%
Other expense
Minority interest in net loss of            4         9      (55.6)%
subsidiary, net                            61        --        n/a
Provision for income taxes                456       277       64.6%
Net income                                815       513       58.9%

Sales for the three months ended September 30, 2005 increased by approximately 6% to $14,180,000 as compared to $13,440,000 for the same period a year ago. The increase in sales for the first quarter was mainly in the Company's intrusion alarm and access control product lines.

The Company's gross profit for the three months ended September 30, 2005 increased by $852,000 to $5,125,000 or 36.1% of sales as compared to $4,273,000 or 31.8% of sales for the same period a year ago. The increase in gross profit was due primarily to the increase in sales which allowed for more overhead absorption. Increased margins also resulted from a shift in sales mix to higher margin products, the Company's previously reported realignment of its burglar alarm product distribution network as well as cost reductions of certain of the Company's raw material costs.

Selling, general and administrative expenses for the three months ended September 30, 2005 increased by $467,000 to $3,873,000, or 27.3% of sales, as compared to $3,406,000, or 25.3% of sales a year ago. The increase in dollars and as a percentage of sales for the three months ended September 30, 2005 was due primarily to increased selling activity and the bankruptcy of a customer, which required an increase in the allowance for doubtful accounts.

Interest expense, net for the three months ended September 30, 2005 decreased by $30,000 to $38,000 from $68,000 for the same period a year ago. The decrease for the three months resulted primarily from the reduction in the Company's average outstanding debt as discussed below.

The Company's provision for income taxes for the three months ended September 30, 2005 increased by $179,000 to $456,000 as compared to $277,000 for the same period a year ago. The tax provisions are calculated using an estimated effective tax rate of 35%. The increase in provision for income taxes resulted from the increase in Income before income tax, which resulted primarily from the aforementioned increase in net sales and gross profit.

Net income increased by $302,000 to $815,000 or $0.09 per share for the three months ended September 30, 2005 as compared to $513,000 or $0.06 per share for the same period a year ago. These increases were primarily due to the aforementioned increases in net sales and gross profit, net of the related increase in provision for income taxes. The effect of the 20% stock dividend discussed above has been retroactively reflected in all fiscal 2004 per share data.

Liquidity and Capital Resources

During the three months ended September 30, 2005 the Company utilized all of its cash generated from operations plus proceeds from its revolving line of credit ($650,000) to purchase property, plant and equipment ($470,000) and invest in additional inventory

($2,538,000) as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2007.

Accounts Receivable at September 30, 2005 decreased $1,009,000 to $20,890,000 as compared to $21,899,000 at June 30, 2005. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2005 as compared to the quarter ended September 30, 2005 as well as extended terms granted to certain of the Company's customers during the quarter ended June 30, 2005. Certain of these terms extended beyond September 30, 2005.

Inventory at September 30, 2005 increased by $2,538,000 to $18,780,000 as compared to $16,242,000 at June 30, 2005. This increase was primarily the result of the Company's level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters as well as adding additional models to the Company's existing product lines.

As of September 30, 2005, the Company's credit facility consisted of an $18,000,000 secured revolving credit agreement. In December 2004, the Company utilized a portion of this revolving credit agreement to accelerate repayment of two term loans aggregating $1,658,000 As of September 30, 2005 there was approximately $15,400,000 available under the secured revolving credit facility. This credit facility expires in September 2008.

As of September 30, 2005 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt consisting of a revolving credit and term loan facility that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At September 30, 2005 an aggregate amount of approximately $2,600,000 was outstanding under this facility. If these borrowings remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $26,000 in interest that year.

Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations because approximately 15% of the Company's net sales are derived from foreign customers. In addition, the Company transacts approximately 50% of these foreign sales in British Pounds Sterling, therefore exposing itself to a certain amount of foreign currency risk. Management believes that the amount of this exposure is immaterial. We are also exposed to foreign currency risk relative to the Dominican Peso ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual decrease in income from operations of approximately $260,000.

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

At the conclusion of the period ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

Our independent registered accounting firm Marcum & Kliegman, LLP ("MK"), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2005, MK had discovered conditions which they deemed to be significant deficiencies, (as defined by standards established by the Public Company Accounting Oversight Board) in our financial statement closing process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiencies related to the timely performance of processes and procedures for the period end closing process and its review by internal accounting personnel. Management has informed MK and the Audit Committee that it will increase its staffing relating to the financial statement closing process to more a adequate level to prevent reoccurrences of this deficiency and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate. Management expects this action be be completed before the end of fiscal 2006.

During the first quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as described above. Management does not believe that the above significant deficiencies affected the results of the quarter ended September 30, 2005 or any prior period.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) On September 12, 2005 the Company issued 48,000 shares of its Common stock to one of its non-employee Directors upon exercise of stock options granted to such Director under the Company's 2000 Non-employee Stock Option Plan. The Net proceeds of the sale was $82,498 and was used in the operations of the Company.

     (b) On August 18, 2005 the Company issued 9,600 shares of its Common stock to one of its non-employee Directors upon exercise of stock options granted to such Director under the Company's 2000 Non-employee Stock Option Plan. Net proceeds of the sale was $16,500 and was used in the operations of the Company.

          These issuances were not registered under the Securities Act of 1933, as amended, by reason of the exemption provided in Section 4(2) of such Act for transactions by an issuer not involving any public offering.

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

November 18, 2005

NAPCO SECURITY SYSTEMS, INC
(Registrant)


By: /s/ Richard L. Soloway
    -----------------------------------
    Richard L. Soloway
    Chairman of the Board of Directors,
    President and Secretary
    (Chief Executive Officer)


By: /s/ Kevin S. Buchel
    -----------------------------------
    Kevin S. Buchel
    Senior Vice President of Operations
    and Finance and Treasurer
    (Principal Financial and Accounting
    Officer)