Form 10-Q
period 2005-12-31
NAPCO SECURITY SYSTEMS INC
filed 2006-02-14
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

                         Commission File number: 0-10004

                          NAPCO SECURITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                        11-2277818
     (State or other jurisdiction of                           (IRS Employer
     incorporation of organization)                       Identification Number)

           333 Bayview Avenue
          Amityville, New York                                     11701
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer  X
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes     No  X
                                     ---    ---

Number of shares outstanding of each of the issuer's classes of common stock, as of: FEBRUARY 8, 2005

                COMMON STOCK, $.01 PAR VALUE PER SHARE 13,192,185

                                                                              Page
                                                                              ----
PART I:  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX - DECEMBER 31, 2005

                   Condensed Consolidated Balance Sheets, December 31, 2005
                   and June 30, 2005                                            3

                   Condensed Consolidated Statements of Income for the
                   Three Months ended December 31, 2005 and 2004                4

                   Condensed Consolidated Statements of Income for the Six
                   Months ended December 31, 2005 and 2004                      5

                   Condensed Consolidated Statements of Cash Flows for the
                   Six Months ended December 31, 2005 and 2004                  6

                   Notes to Condensed Consolidated Financial Statements         7

         ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         13

         ITEM 3.   Quantitative and Qualitative Disclosures About Market
                   Risk                                                        17

         ITEM 4.   Controls and Procedures                                     18

PART II: OTHER INFORMATION                                                     19

SIGNATURE PAGE                                                                 20

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            December 31,     June 30,
                                                          2005 (unaudited)     2005
                                                         -----------------   --------
                                                                (in thousands,
                                                              except share data)
                        ASSETS

Current Assets:
   Cash and cash equivalents                                  $   822         $ 1,178
   Accounts receivable, less allowance for doubtful
      accounts                                                 21,284          21,899
   Inventories, net                                            21,048          16,242
   Prepaid expenses and other current assets                      815             799
   Deferred income taxes                                        1,533           1,356
                                                              -------         -------
      Total current assets                                     45,502          41,474
Property, Plant and Equipment, net                              9,026           8,533
Goodwill                                                        9,686           9,686
Other assets                                                      149             214
                                                              -------         -------
                                                              $64,363         $59,907
                                                              =======         =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                           $ 6,160         $ 5,249
   Accrued expenses                                               957           1,156
   Accrued salaries and wages                                   2,019           2,518
   Accrued income taxes                                         1,039           1,534
                                                              -------         -------
      Total current liabilities                                10,175          10,457

Long-term debt                                                  3,700           1,950
Accrued income taxes                                            2,243           2,243
Deferred income taxes                                           1,666           1,579
                                                              -------         -------
      Total liabilities                                        17,784          16,229
                                                              -------         -------
Stockholders' Equity (Note 1):

   Common stock, par value $.01 per share; 40,000,000 and
      21,000,000 shares authorized, 13,192,185 and
      12,982,665 shares issued and outstanding,
      respectively                                                132             130
   Additional paid-in capital                                  12,787          11,585
   Unearned stock-based compensation                             (601)             --
   Retained earnings                                           34,261          31,963
                                                              -------         -------
Total stockholders' equity                                     46,579          43,678
                                                              -------         -------
                                                              $64,363         $59,907
                                                              =======         =======

* The 3:2 stock split declared on November 29, 2005 (see Note 1) has been retroactively reflected in Stockholders' Equity.

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                        Three Months Ended
                                                                           December 31,
                                                                    -------------------------
                                                                       2005          2004
                                                                    -----------   -----------
                                                                      (in thousands, except
                                                                    share and per share data)
Net Sales                                                           $    17,223   $    16,019
Cost of Sales                                                            11,174        11,101
                                                                    -----------   -----------
   Gross profit                                                           6,049         4,918
Selling, General and Administrative Expenses                              3,785         3,468
                                                                    -----------   -----------
   Operating income                                                       2,264         1,450
                                                                    -----------   -----------
Interest Expense, net                                                        60            58
Other Expenses, net                                                           2            55
                                                                    -----------   -----------
   Other expenses                                                            62           113
                                                                    -----------   -----------
   Income before minority interest and provision for income taxes         2,202         1,337
Minority interest in net loss of subsidiary, net                             54            --
                                                                    -----------   -----------
   Income before provision for income taxes                               2,256         1,337
Provision for income taxes                                                  773           465
                                                                    -----------   -----------
   Net income                                                       $     1,483   $       872
                                                                    ===========   ===========
Net income per share (Note 1 and Note 4) *: Basic                   $      0.11   $      0.07
                                                                    ===========   ===========
                                            Diluted                 $      0.11   $      0.06
                                                                    ===========   ===========
Weighted average number of shares
   outstanding (Note 1 and Note 4) *: Basic                          13,183,999    12,788,250
                                                                    ===========   ===========
                                      Diluted                        13,729,268    13,656,147
                                                                    ===========   ===========

* The 3:2 stock split declared on November 29, 2005 (see Note 1) has been retroactively reflected in all 2004 share and per share data.

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                         Six Months Ended
                                                                           December 31,
                                                                    -------------------------
                                                                        2005          2004
                                                                    -----------   -----------
                                                                      (in thousands, except
                                                                    share and per share data)
Net Sales                                                           $    31,403   $    29,459
Cost of Sales                                                            20,229        20,268
                                                                    -----------   -----------
   Gross profit                                                          11,174         9,191
Selling, General and Administrative Expenses                              7,658         6,840
                                                                    -----------   -----------
   Operating income                                                       3,516         2,351
                                                                    -----------   -----------
Interest Expense, net                                                        98           126
Other Expenses, net                                                           6            98
                                                                    -----------   -----------
   Other expenses                                                           104           224
                                                                    -----------   -----------
   Income before minority interest and provision for income taxes         3,412         2,127
Minority interest in net loss of subsidiary, net                            115            --
                                                                    -----------   -----------
   Income before provision for income taxes                               3,527         2,127
Provision for income taxes                                                1,229           742
                                                                    -----------   -----------
   Net income                                                       $     2,298   $     1,385
                                                                    ===========   ===========
Net income per share (Note 1 and Note 4) *: Basic                   $      0.18   $      0.11
                                                                    ===========   ===========
                                            Diluted                 $      0.17   $      0.10
                                                                    ===========   ===========
Weighted average number of shares
   outstanding (Note 1 and Note 4) *: Basic                          13,108,454    12,774,029
                                                                    ===========   ===========
                                      Diluted                        13,720,126    13,553,133
                                                                    ===========   ===========

* The 3:2 stock split declared on November 29, 2005 (see Note 1) has been retroactively reflected in all 2004 share and per share data.

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                  Six Months Ended
                                                                    December 31,
                                                                 -----------------
                                                                   2005      2004
                                                                 -------   -------
                                                                   (in thousands)
Cash Flows from Operating Activities:
   Net income                                                    $ 2,298   $ 1,385
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                  520       563
      Provision for (recovery of) doubtful accounts                   20       (35)
      Deferred income taxes                                          (90)       --
      Excess tax benefits from exercise of stock options            (210)       --
      Non-cash stock based compensation expense                      115        --

   Changes in operating assets and liabilities:
      Accounts receivable                                            595     2,870
      Inventories                                                 (4,806)     (400)
      Prepaid expenses and other current assets                      (16)      150
      Other assets                                                    61       (57)
      Accounts payable, accrued expenses, accrued salaries and
         wages, and accrued income taxes                             (72)      673
                                                                 -------   -------
Net Cash (Used in) Provided by Operating Activities               (1,585)    5,149
                                                                 -------   -------
Cash Flows used in Investing Activities:
   Purchases of property, plant and equipment                     (1,010)     (483)
                                                                 -------   -------
Cash Flows from Financing Activities:
   Proceeds from exercise of employee stock options                  279        54
   Proceeds from long-term debt                                    1,750     2,350
   Principal payments on long-term debt                               --    (6,287)
   Excess tax benefits from exercise of stock options                210        --
                                                                 -------   -------
      Net cash provided by (used in) financing activities          2,239    (3,883)
                                                                 -------   -------
Net (decrease) increase in Cash                                     (356)      783

Cash, Beginning of Period                                          1,178       796
                                                                 -------   -------
Cash, End of Period                                              $   822   $ 1,579
                                                                 =======   =======
Cash Paid During the Period for:
   Interest                                                      $    87   $   134
                                                                 =======   =======
   Income taxes                                                  $ 1,604   $   738
                                                                 =======   =======

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED STATEMENTS (unaudited)

1.)  Summary of Significant Accounting Policies and Other Disclosures

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended December 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year. Certain prior year amounts have been reclassified to conform with the current years' presentation.

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

     The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2005. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2005 Consolidated Financial Statements, except as described herein (see Note 2). However, for interim financial statements, inventories are calculated using a gross profit percentage.

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Income and are expensed as incurred. Advertising expense for the three months ended December 31, 2005 and 2004 was $185,000 and $273,000, respectively. Advertising expense for the six months ended December 31, 2005 and 2004 was $592,000 and $625,000, respectively.

     Research and Development Costs

     Research and development costs incurred by the Company are charged to expense in the period incurred. Research and Development expense for the three months ended December 31, 2005 and 2004 was $1,258,000 and $1,274,000, respectively. Research and Development expense for the six months ended December 31, 2005 and 2004 was $2,403,000 and $2,470,000,
     respectively. These expenses are included in "Cost of Sales" in the Condensed Consolidated Statements of Income.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts Receivable as follows (in thousands):

             Sales for the three months ended December 31,
             ---------------------------------------------
                           2005          2004
                       -----------   -----------
                         $      %      $      %
                       -----   ---   -----   ---
Customer A             1,245     7%  1,120     7%
Customer B             1,740    10%  1,458     9%
                       -----   ---   -----   ---
                       2,985    17%  2,578    16%
                       =====   ===   =====   ===

             Sales for the three months ended December 31,
             ---------------------------------------------
                           2005          2004
                       -----------   -----------
                         $      %      $      %
                       -----   ---   -----   ---
Customer A             2,562     8%  2,099     7%
Customer B             2,427     8%  2,570     9%
                       -----   ---   -----   ---
                       4,989    16%  4,669    16%
                       =====   ===   =====   ===

             Accounts Receivable as of:
             --------------------------
             December 31,     June 30,
                 2005          2005
             ------------   -----------
                $      %      $      %
              -----   ---   -----   ---
Customer A    4,845    23%  4,400    20%
Customer B    3,325    15%  3,306    15%
              -----   ---   -----   ---
              8,170    38%  7,706    35%
              =====   ===   =====   ===

     These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on the Company's net sales, cash flows, and/or financial condition. In the ordinary course of business, the Company has established an allowance for doubtful accounts and customer deductions in the amount of $400,000 and $380,000 as of December 31, 2005 and June 30, 2005,
     respectively. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

     Stock Options

     During the three and six months ended December 31, 2005 the Company granted 45,000 stock options under its 2002 Employee Incentive Stock Option Plan. The aggregate fair value of these options, calculated using the Black-Scholes option pricing model, was $284,000, which will be expensed over the four year vesting schedule. 22,320 and 209,520 options were exercised under this plan during the three and six months ended December 31, 2005, respectively. These figures reflect the effect of the 3:2 stock split described below.

     Stock Dividend and Stock Splits

     On November 29, 2005 the Company's Board of Directors approved a 3-for-2 split of its common stock, payable in the form of a 50% stock dividend to stockholders of record on December 14, 2005. The additional shares were distributed on December 28, 2005. Upon completion of the split, the total number of shares of common stock outstanding increased from approximately 8,795,000 to approximately 13,192,000. There was no net effect on total stockholders' equity as a result of the stock split.

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

     All share and per share amounts have been retroactively adjusted to reflect the stock dividend and stock splits.

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

2.)  Employee Stock-based Compensation

     The Company has established three share incentive programs as discussed in more detail in the Company's annual report on Form 10-K for the year ended June 30, 2005. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying condensed consolidated statements of income prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation costs of $56,000 and $115,000 were recognized in three and six months ended December 31, 2005, respectively. The effect on both Basic and Diluted Earnings per share was $0.004 and $0.008 for the three and six months ended December 31, 2005, respectively.

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

     The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three and six months ended December 31, 2004:

                                                        Three Months ended    Six Months ended
                                                         December 31, 2004   December 31, 2004
                                                        ------------------   -----------------
                                                          (in thousands,       (in thousands,
                                                              except               except
                                                          per share data)     per share data)
Net income, as reported                                       $ 872               $1,385
Deduct: Total stock-based employee compensation
           expense determined under fair value method
           for all awards, net of related tax effects           (41)                 (63)
                                                              -----               ------
Pro forma net income                                          $ 831               $1,322
                                                              =====               ======
Earnings per common share (1):
   Basic - as reported                                        $0.07               $ 0.11
                                                              =====               ======
   Basic - pro forma                                          $0.06               $ 0.10
                                                              =====               ======
   Diluted - as reported                                      $0.06               $ 0.10
                                                              =====               ======
   Diluted - pro forma                                        $0.06               $ 0.10
                                                              =====               ======

(1)  Information reflects stock dividend and stock splits. See Note 1.

3.)  Inventories

                                         December 31, 2005   June 30, 2005
                                         -----------------   -------------
Inventories consist of (in thousands):
   Component parts                            $13,918           $10,740
   Work-in-process                              2,199             1,697
   Finished products                            4,931             3,805
                                              -------           -------
                                              $21,048           $16,242
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

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data) (Information reflects the stock dividend and stock splits as described in Note 1):

                                            Three months ended December 31, 2005
                                          ---------------------------------------
                                           Net Income       Shares      Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   ---------
BASIC EPS
Net income attributable to common stock      $1,483         13,184        $0.11

EFFECT OF DILUTIVE SECURITIES
Options                                      $   --            545           --
                                             ------         ------        -----
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises              $1,483         13,729        $0.11
                                             ======         ======        =====

     No options to purchase shares of common stock in the three months ended December 31, 2005 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for the three months ended December 31, 2005.

                                            Three months ended December 31, 2004
                                          ---------------------------------------
                                           Net Income       Shares      Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   ---------
BASIC EPS
Net income attributable to common stock       $872          12,788       $ 0.07

EFFECT OF DILUTIVE SECURITIES
Options                                       $ --             868       $(0.01)
                                              ----          ------       ------
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises               $872          13,656       $ 0.06
                                              ====          ======       ======

     No options to purchase shares of common stock in the three months ended December 31, 2004 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for the three months ended December 31, 2004.

                                            Six months ended December 31, 2005
                                          ---------------------------------------
                                           Net Income       Shares      Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   ---------
BASIC EPS
Net income attributable to common stock      $2,298         13,108        $0.18

EFFECT OF DILUTIVE SECURITIES
Options                                      $   --            612        (0.01)
                                             ------         ------        -----
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises              $2,298         13,720        $0.17
                                             ======         ======        =====

     No options to purchase shares of common stock in the six months ended December 31, 2005 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for the six months ended December 31, 2005.

                                            Six months ended December 31, 2004
                                          ---------------------------------------
                                           Net Income       Shares      Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   ---------
BASIC EPS
Net income attributable to common stock      $1,385         12,774       $ 0.11

EFFECT OF DILUTIVE SECURITIES
Options                                      $   --            779       $(0.01)
                                             ------         ------       ------
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises              $1,385         13,553       $ 0.10
                                             ======         ======       ======

     No options to purchase shares of common stock in the six months ended December 31, 2004 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for the six months ended September 30, 2004.

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

6.)  Geographical Data

     The Company's domestic and foreign sales for the periods presented are summarized in the following tabulation (in thousands):

                                       Three Months           Six Months
                                    Ended December 31,   Ended December 31,
                                    ------------------   ------------------
                                       2005      2004       2005      2004
                                     -------   -------    -------   -------
Sales to external customers (1):
   Domestic                          $14,688   $13,576    $26,682   $25,038
   Foreign                             2,535     2,443      4,721     4,421
                                     -------   -------    -------   -------
   Total Net Sales                   $17,223   $16,019    $31,403   $29,459
                                     =======   =======    =======   =======

(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of Net Sales.

7.) Commitments and Contingencies

As previously reported, on or about August 27, 2001, a Complaint was filed against NAPCO Security Group and Alarm Lock Systems, Inc. by Jose Ramirez and Glenda Ramirez in the Supreme Court of State of New York, County of the Bronx. The Complaint seeks fifteen million dollars ($15,000,000) in damages on behalf of Mr. Ramirez based on theories including strict liability in tort, negligence, breach of warranty, failure to warn, etc. The Complaint also seeks damages in the amount of two million dollars ($2,000,000) on behalf of Ms. Ramirez based on an allegation that she has been, and forever will be, "deprived of the society, services, companionship consortium and support of" Mr. Ramirez based on the personal injuries he suffered in a fire which purportedly occurred on November 5, 1999. This case was consolidated with the related case concerning the same incident, captioned Jose Ramirez and Glenda Ramirez v. Mark T. Miller, Chelsea Gardens Owners Corp., Eichner Rudd Management Associates, Ltd., Napco Security Group and Alarm Lock Systems, Inc., asserting the same claims against the Company. The action is being defended by NAPCO's insurance company on behalf of NAPCO. The Alarm Lock product in question has been tested and still functions correctly, and the Company believes that the action is without merit. NAPCO plans to continue its vigorous defense of this action.

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 16% and 15% of our revenues for fiscal year 2005 and the first six months of fiscal 2006, respectively.

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

The security market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in fiscal 2005 did not contribute materially to revenue during that fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts receivable as follows (in thousands):

             Sales for the three months ended December 31,
             ---------------------------------------------
                           2005          2004
                       -----------   -----------
                         $      %      $      %
                       -----   ---   -----   ---
Customer A             1,245     7%  1,120     7%
Customer B             1,740    10%  1,458     9%
                       -----   ---   -----   ---
                       2,985    17%  2,578    16%
                       =====   ===   =====   ===

             Sales for the six months ended December 31,
             -------------------------------------------
                          2005          2004
                      -----------   -----------
                        $      %      $      %
                      -----   ---   -----   ---
Customer A            2,562     8%  2,099     7%
Customer B            2,427     8%  2,570     9%
                      -----   ---   -----   ---
                      4,989    16%  4,669    16%
                      =====   ===   =====   ===

             Accounts Receivable as of:
             --------------------------
             December 31,     June 30,
                 2005           2005
             ------------   -----------
                $      %      $      %
             ------   ---   -----   ---
Customer A    4,845    23%  4,400    20%
Customer B    3,325    15%  3,306    15%
              -----   ---   -----   ---
              8,170    38%  7,706    35%
              =====   ===   =====   ===

These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $400,000 and $380,000 as of December 31, 2005 and June 30, 2005, respectively. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Results of Operations

                                      Three months ended December 31,    Six months ended December 31,
                                      -------------------------------   -------------------------------
                                                          % Increase/                       % Increase/
                                        2005      2004     (decrease)     2005      2004     (decrease)
                                      -------   -------   -----------   -------   -------   -----------
Net sales                             $17,223   $16,019       7.5%      $31,403   $29,459       6.6%
Gross profit                            6,049     4,918      23.0%       11,174     9,191      21.6%
Gross profit as a % of net sales         35.1%     30.7%      4.4%         35.6%     31.2%      4.4%
Selling, general and administrative     3,785     3,468       9.1%        7,658     6,840      12.0%
Selling, general and administrative
   as a percentage of net sales          22.0%     21.6%      0.4%         24.4%     23.2%      1.2%
Income from operations                  2,264     1,450      56.1%        3,516     2,351      49.6%
Interest expense                           60        58       3.4%           98       126     (22.2)%
Other expense                               2        55     (96.4)%           6        98     (93.9)%
Minority interest in net loss of
   subsidiary, net                         54        --       n/a           115        --       n/a
Provision for income taxes                773       465      66.2%        1,229       742      65.6%
Net income                              1,483       872      70.1%        2,298     1,385      65.9%

Sales for the three months ended December 31, 2005 increased by approximately 8% to $17,223,000 as compared to $16,019,000 for the same period a year ago. Sales for the six months ended December 31, 2005 increased by approximately 7% to $31,403,000 as compared to $29,459,000 for the same period a year ago. The increase in sales for the three and six months was mainly in the Company's intrusion alarm and access control product lines.

The Company's gross profit for the three months ended December 31, 2005 increased by $1,131,000 to $6,049,000 or 35.1% of sales as compared to $4,918,000 or 30.7% of sales for the same period a year ago. The Company's gross profit for the six months ended December 31, 2005 increased by $1,983,000 to $11,174,000 or 35.6% of sales as compared to $9,191,000 or 31.2% of sales for the same period a year ago. The increase in gross profit was due primarily to the increase in sales which allowed for more fixed overhead absorption. Increased margins also resulted from the Company's previously reported realignment of its burglar alarm product distribution network as well as cost reductions of certain of the Company's raw material costs.

Selling, general and administrative expenses for the three months ended December 31, 2005 increased by $317,000 to $3,785,000, or 22.0% of sales, as compared to $3,468,000, or 21.6% of sales a year ago. Selling, general and administrative expenses for the six months ended December 31, 2005 increased by $818,000 to $7,658,000, or 24.4% of sales, as compared to $6,840,000, or 23.2% of sales a year ago. The increase in dollars and as a percentage of sales for the three and six months ended December 31, 2005 was due primarily to increased selling activity, legal expenses relating to litigation as well as the recording of non-cash compensation expenses beginning in fiscal 2006 in accordance with FAS123.

Interest expense, net for the three months ended December 31, 2005 remained relatively constant at $60,000 as compared to $58,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2005 decreased $ 28,000 to $98,000 as compared to $126,000 for the same period a year ago. The decrease in the first six months of fiscal 2006 resulted primarily from the reduction in the Company's average outstanding debt as compared to the same period a year ago.

The Company's provision for income taxes for the three months ended December 31, 2005 increased by $308,000 to $773,000 as compared to $465,000 for the same period a year ago. The Company's provision for income taxes for the six months ended December 31, 2005 increased by $487,000 to $1,229,000 as compared to $742,000 for the same period a year ago. The tax provisions are calculated using an estimated effective tax rate of 35%. The increase in provision for income taxes resulted from the increase in Income before income tax, which resulted primarily from the aforementioned increase in net sales and gross profit.

Net income increased by $611,000 to $1,483,000 or $0.11 per share for the three months ended December 31, 2005 as compared to $872,000 or $0.07 per share for the same period a year ago. Net income increased by $913,000 to $2,298,000 or $0.18 per share for the six months ended December 31, 2005 as compared to $1,385,000 or $0.11 per share for the same period a year ago. These increases were primarily due to the aforementioned increases in net sales and gross profit as partially offset by the increases in selling, general and administrative expenses, net of the related increase in provision for income taxes. The effect of the 3-for-2 stock split discussed above has been retroactively reflected in all fiscal 2005 per share data.

Liquidity and Capital Resources

During the six months ended December 31, 2005 the Company utilized all of its cash generated from operations plus proceeds from its revolving line of credit ($1,750,000) to purchase property, plant and equipment ($1,010,000) and invest in additional inventory ($4,806,000) as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at December 31, 2005 decreased $615,000 to $21,284,000 as compared to $21,899,000 at June 30, 2005. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2005 as compared to the quarter ended December 31, 2005 as well as extended terms granted to certain of the Company's customers during the quarter ended June 30, 2005. Certain of these terms extended beyond December 31, 2005.

Inventory at December 31, 2005 increased by $4,806,000 to $21,048,000 as compared to $16,242,000 at June 30, 2005. This increase was primarily the result of the Company's level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters as well as adding additional models to the Company's existing product lines.

As of December 31, 2005, the Company's credit facility consisted of an $18,000,000 secured revolving credit agreement. In December 2004, the Company utilized a portion of this revolving credit agreement to accelerate repayment of two term loans aggregating $1,658,000 As of December 31, 2005 there was approximately $14,300,000 available under the secured revolving credit facility. This credit facility expires in September 2008.

As of December 31, 2005 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders used in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt consisting of a revolving credit and term loan facility that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At December 31, 2005 an aggregate amount of approximately $3,700,000 was outstanding under this facility. If these borrowings remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $37,000 in interest that year.

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

At the conclusion of the period ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

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

During the second quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as described above. Management does not believe that the above significant deficiencies affected the results of the quarter ended December 31, 2005 or any prior period.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders ("the Annual Meeting") was held on December 14, 2005.

     (b) At the Annual Meeting, two directors were re-elected as Directors through 2008:

               Andrew J. Wilder - 7,908,600 votes "for", 354,651 votes "withheld", and

               Arnold Blumenthal - 7,916,760 votes "for", 346,491 votes
               "withheld"

     (c) At the Annual Meeting, the Amended and Restated Certificate of Incorporation was amended to increase authorized Common Stock from twenty-one million shares to forty million shares - 7,916,294 votes "for", 342,213 votes "against", and 4,744 votes "abstain"

Item 6. Exhibits

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

February 13, 2005

NAPCO SECURITY SYSTEMS, INC
(Registrant)


By: /s/ Richard L. Soloway
    ---------------------------------
    Richard L. Soloway
    Chairman of the Board of
    Directors, President and
    Secretary (Chief Executive Officer)


By: /s/ Kevin S. Buchel
    ---------------------------------
    Kevin S. Buchel
    Senior Vice President of
    Operations and Finance and
    Treasurer (Principal Financial
    and Accounting Officer)