Form 10-Q
period 2006-03-31
NAPCO SECURITY SYSTEMS INC
filed 2006-05-10
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

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

Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer  X
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes     No  X
                                     ---    ---

Number of shares outstanding of each of the issuer's classes of common stock, as of: MAY 8, 2006

COMMON STOCK, $.01 PAR VALUE PER SHARE   13,300,185

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION
   ITEM 1. Financial Statements
      NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
      INDEX - MARCH 31, 2006
         Condensed Consolidated Balance Sheets, March 31, 2006 and
            June 30, 2005                                                     3
         Condensed Consolidated Statements of Income for the Three
            Months ended March 31, 2006 and 2005                              4
         Condensed Consolidated Statements of Income for the Nine
            Months ended March 31, 2006 and 2005                              5
         Condensed Consolidated Statements of Cash Flows for the Nine
            Months ended March 31, 2006 and 2005                              6
         Notes to Condensed Consolidated Financial Statements                 7
   ITEM 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      13
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk        17
   ITEM 4. Controls and Procedures                                           18

PART II: OTHER INFORMATION                                                   19

SIGNATURE PAGE                                                               20

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,      June 30,
                                                               2006 (unaudited)     2005
                                                               ----------------   --------
                                                               (in thousands, except share
                                                                          data)
                           ASSETS
Current Assets:
   Cash and cash equivalents                                       $   988         $ 1,178
   Accounts receivable, less allowance for doubtful accounts        20,729          21,899
   Inventories, net                                                 23,115          16,242
   Prepaid expenses and other current assets                           953             799
   Deferred income taxes                                             1,567           1,356
                                                                   -------         -------
      Total current assets                                          47,352          41,474
Property, Plant and Equipment, net                                   9,186           8,533
Goodwill                                                             9,686           9,686
Other assets                                                           145             214
                                                                   -------         -------
                                                                   $66,369         $59,907
                                                                   =======         =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                $ 5,758         $ 5,249
   Accrued expenses                                                  1,150           1,156
   Accrued salaries and wages                                        2,077           2,518
   Accrued income taxes                                              1,315           1,534
                                                                   -------         -------
      Total current liabilities                                     10,300          10,457
Long-term debt                                                       3,700           1,950
Accrued income taxes                                                 2,243           2,243
Deferred income taxes                                                1,707           1,579
                                                                   -------         -------
   Total liabilities                                                17,950          16,229
                                                                   -------         -------
Stockholders' Equity (Note 1):
   Common stock, par value $.01 per share; 40,000,000 and
      21,000,000 shares authorized, 13,300,185 and
      12,982,665 shares issued and outstanding, respectively           133             130
   Additional paid-in capital                                       13,280          11,585
   Unearned stock-based compensation                                  (730)             --
   Retained earnings                                                35,736          31,963
                                                                   -------         -------
   Total stockholders' equity                                       48,419          43,678
                                                                   -------         -------
                                                                   $66,369         $59,907
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

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                           2006          2005
                                                       -----------   -----------
                                                         (in thousands, except
                                                       share and per share data)
Net Sales                                              $    17,085   $    15,743
Cost of Sales                                               10,729        10,647
                                                       -----------   -----------
   Gross profit                                              6,356         5,096
Selling, General and Administrative Expenses                 4,032         3,423
                                                       -----------   -----------
   Operating income                                          2,324         1,673
                                                       -----------   -----------
Interest Expense, net                                           68            50
Other Expenses, net                                              4            72
                                                       -----------   -----------
   Other expenses                                               72           122
                                                       -----------   -----------
   Income before minority interest and provision for
      income taxes                                           2,252         1,551
Minority interest in net income of subsidiary, net               2            --
                                                       -----------   -----------
   Income before provision for income taxes                  2,250         1,551
Provision for income taxes                                     775           538
                                                       -----------   -----------
   Net income                                          $     1,475   $     1,013
                                                       ===========   ===========
Net income per share (Note 1 and Note 4) *: Basic      $      0.11   $      0.08
                                                       ===========   ===========
                                            Diluted    $      0.11   $      0.07
                                                       ===========   ===========
Weighted average number of shares
   outstanding (Note 1 and Note 4) *: Basic             13,245,385    12,865,689
                                                       ===========   ===========
                                      Diluted           13,807,626    13,583,310
                                                       ===========   ===========

* The 3:2 stock split declared on November 29, 2005 (see Note 1) has been retroactively reflected in all 2005 share and per share data.

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                        Nine Months Ended
                                                                            March 31,
                                                                    -------------------------
                                                                        2006          2005
                                                                    -----------   -----------
                                                                      (in thousands, except
                                                                    share and per share data)
Net Sales                                                           $    48,488   $    45,202
Cost of Sales                                                            30,958        30,915
                                                                    -----------   -----------
   Gross profit                                                          17,530        14,287
Selling, General and Administrative Expenses                             11,690        10,263
                                                                    -----------   -----------
   Operating income                                                       5,840         4,024
                                                                    -----------   -----------
Interest Expense, net                                                       166           176
Other Expenses, net                                                          10           170
                                                                    -----------   -----------
   Other expenses                                                           176           346
                                                                    -----------   -----------
   Income before minority interest and provision for income taxes         5,664         3,678
Minority interest in net loss of subsidiary, net                            113            --
                                                                    -----------   -----------
   Income before provision for income taxes                               5,777         3,678
Provision for income taxes                                                2,004         1,280
                                                                    -----------   -----------
   Net income                                                       $     3,773   $     2,398
                                                                    ===========   ===========
Net income per share (Note 1 and Note 4) *: Basic                   $      0.29   $      0.19
                                                                    ===========   ===========
                                            Diluted                 $      0.27   $      0.18
                                                                    ===========   ===========
Weighted average number of shares
   outstanding (Note 1 and Note 4) *: Basic                          13,153,431    12,804,585
                                                                    ===========   ===========
                                      Diluted                        13,720,926    13,463,438
                                                                    ===========   ===========

* The 3:2 stock split declared on November 29, 2005 (see Note 1) has been retroactively reflected in all 2005 share and per share data.

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                 Nine Months Ended
                                                                     March 31,
                                                                 -----------------
                                                                   2006      2005
                                                                 -------   -------
                                                                   (in thousands)
Cash Flows from Operating Activities:
   Net income                                                    $ 3,773   $ 2,398
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                  811       844
      Provision for doubtful accounts                                105       (35)
      Deferred income taxes                                          (83)       --
      Excess tax benefits from exercise of stock options            (210)       --
      Non-cash stock based compensation expense                      312        --
   Changes in operating assets and liabilities:
      Accounts receivable                                          1,065     2,375
      Inventories                                                 (6,873)     (638)
      Prepaid expenses and other current assets                     (154)      (81)
      Other assets                                                    65       (42)
      Accounts payable, accrued expenses, accrued salaries and
         wages, and accrued income taxes                              53     1,255
                                                                 -------   -------
Net Cash (Used in) Provided by Operating Activities               (1,136)    6,076
                                                                 -------   -------
Cash Flows used in Investing Activities:
   Purchases of property, plant and equipment                     (1,461)     (548)
                                                                 -------   -------
Cash Flows from Financing Activities:
   Proceeds from exercise of employee stock options                  447       216
   Proceeds from long-term debt                                    1,750     2,350
   Principal payments on long-term debt                               --    (7,737)
   Excess tax benefits from exercise of stock options                210        --
                                                                 -------   -------
         Net cash provided by (used in) financing activities       2,407    (5,171)
                                                                 -------   -------
Net (decrease) increase in Cash                                     (190)      357
Cash, Beginning of Period                                          1,178       796
                                                                 -------   -------
Cash, End of Period                                              $   988   $ 1,153
                                                                 =======   =======
Cash Paid During the Period for:
   Interest                                                      $   146   $   177
                                                                 =======   =======
   Income taxes                                                  $ 2,096   $   784
                                                                 =======   =======

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED STATEMENTS (unaudited)

1.)  Summary of Significant Accounting Policies and Other Disclosures

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full year. Certain prior year amounts have been reclassified to conform with the current years' presentation.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Income and are expensed as incurred. Advertising expense for the three months ended March 31, 2006 and 2005 was $180,000 and $163,000, respectively. Advertising expense for the nine months ended March 31, 2006 and 2005 was $772,000 and $786,000, respectively.

     Research and Development Costs

     Research and development costs incurred by the Company are charged to expense in the period incurred. Research and Development expense for the three months ended March 31, 2006 and 2005 was $1,286,000 and $1,222,000, respectively. Research and Development expense for the nine months ended March 31, 2006 and 2005 was $3,690,000 and $3,692,000, respectively. These expenses are included in "Cost of Sales" in the Condensed Consolidated Statements of Income.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts Receivable as follows (in thousands):

              Sales for the three months
                   ended March 31,
             ---------------------------
                 2006           2005
             ------------   ------------
               $       %      $       %
             -----   ----   -----   ----
Customer A   1,402     8%   1,353     8%
Customer B   1,190     7%   1,374     9%
             -----   ---    -----   ---
             2,592    15%   2,727    17%
             =====   ===    =====   ===

              Sales for the nine months
                   ended March 31,
             ---------------------------
                 2006           2005
             ------------   ------------
               $       %      $       %
             -----   ----   -----   ----
Customer A   3,964     8%   3,452     7%
Customer B   3,617     8%   3,945     9%
             -----   ---    -----   ---
             7,581    16%   7,397    16%
             =====   ===    =====   ===

                           Accounts Receivable as of:

               March 31,      June 30,
                 2006           2005
             ------------   ------------
               $       %      $       %
             -----   ----   -----   ----
Customer A   4,820    23%   4,400    20%
Customer B   2,657    13%   3,306    15%
             -----   ---    -----   ---
             7,477    36%   7,706    35%
             =====   ===    =====   ===

     These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on the Company's net sales, cash flows, and/or financial condition. In the ordinary course of business, the Company has established an allowance for doubtful accounts and customer deductions in the amount of $485,000 and $380,000 as of March 31, 2006 and June 30, 2005, respectively.
     The increase in this allowance related primarily to a bankruptcy of one of the Company's customers. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

     Stock Options

     During the three and nine months ended March 31, 2006 the Company granted 25,000 and 70,000 stock options, respectively, under its 2002 Employee Incentive Stock Option Plan. The aggregate fair value of these options, calculated using the Black-Scholes option pricing model, was $262,000 and $546,000, respectively, which will be expensed over the four year vesting schedule. 108,000 and 317,520 options were exercised under this plan during the three and nine months ended March 31, 2006, respectively. These figures reflect the effect of the 3:2 stock split described below.

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

     In November 2005, the FASB issued FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards", to provide an alternate transition method for the implementation of SFAS No. 123(R). Because some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS No. 123(R) for recognition purposes, this FSP provides an elective alternative transition method. That method comprises (a) a computational component that establishes a beginning balance of the APIC pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company has applied the alternative transition method set forth in this FSP upon its adoption of SFAS No. 123(R).

     In February 2006, the FASB issued FSP No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event", to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), "Share-Based Payment". The Company has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

2.)  Employee Stock-based Compensation

     The Company has established two share incentive programs as discussed in more detail in the Company's annual report on Form 10-K for the year ended June 30, 2005. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying condensed consolidated statements of income prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation costs of $197,000 and $312,000 were recognized in three and nine months ended March 31, 2006, respectively. The effect on Basic Earnings per share was $0.015 and $0.024 for the three and nine months ended March 31, 2006, respectively. The effect on both Diluted Earnings per share was $0.014 and $0.023 for the three and nine months ended March 31, 2006, respectively.

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

     The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three and nine months ended March 31, 2005:

                                                    Three Months ended        Nine Months ended
                                                      March 31, 2005           March 31, 2005
                                                  ----------------------   ----------------------
                                                      (in thousands,           (in thousands,
                                                  except per share data)   except per share data)
Net income, as reported                                   $1,013                   $2,398
Deduct: Total stock-based employee compensation
   expense determined under fair value method
   for all awards, net of related tax effects                (55)                    (171)
                                                          ------                   ------
Pro forma net income                                      $  958                   $2,227
                                                          ======                   ======
Earnings per common share (1):
   Basic - as reported                                    $ 0.08                   $ 0.19
                                                          ======                   ======
   Basic - pro forma                                      $ 0.07                   $ 0.17
                                                          ======                   ======
   Diluted - as reported                                  $ 0.07                   $ 0.18
                                                          ======                   ======
   Diluted - pro forma                                    $ 0.07                   $ 0.17
                                                          ======                   ======

(1)  Information reflects stock dividend and stock splits. See Note 1.

3.)  Inventories

                                         March 31,   June 30,
                                            2006       2005
                                         ---------   --------
Inventories consist of (in thousands):
   Component parts                        $15,366     $10,740
   Work-in-process                          2,388       1,697
   Finished products                        5,361       3,805
                                          -------     -------
                                          $23,115     $16,242
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

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data) (Information reflects the stock dividend and stock splits as described in Note 1):

                                             Three months ended March 31, 2006
                                          ---------------------------------------
                                           Net Income       Shares      Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   ---------
BASIC EPS
Net income attributable to common stock      $1,475         13,245        $0.11
EFFECT OF DILUTIVE SECURITIES
Options                                      $   --            562        $  --
                                             ------         ------        -----
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises              $1,475         13,807        $0.11
                                             ======         ======        =====

     25,000 options to purchase shares of common stock in the three months ended March 31, 2006 were excluded in the computation of Diluted EPS because the option prices were in excess of the average market price for this period.

                                             Three months ended March 31, 2005
                                          ---------------------------------------
                                           Net Income       Shares      Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   ---------
BASIC EPS
Net income attributable to common stock      $1,013         12,866       $ 0.08

EFFECT OF DILUTIVE SECURITIES
Options                                      $   --            717       $(0.01)
                                             ------         ------       ------
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises              $1,013         13,583       $ 0.07
                                             ======         ======       ======

     No options to purchase shares of common stock in the three months ended March 31, 2005 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for this period.

                                              Nine months ended March 31, 2006
                                          ---------------------------------------
                                           Net Income       Shares      Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   ---------
BASIC EPS
Net income attributable to common stock      $3,773         13,153       $ 0.29

EFFECT OF DILUTIVE SECURITIES
Options                                      $   --            568       $(0.02)
                                             ------         ------       ------
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises              $3,773         13,721       $ 0.27
                                             ======         ======       ======

     25,000 options to purchase shares of common stock in the nine months ended March 31, 2006 were excluded in the computation of Diluted EPS because the option prices were in excess of the average market price for this period.

                                              Nine months ended March 31, 2005
                                          ---------------------------------------
                                           Net Income       Shares      Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   ---------
BASIC EPS
Net income attributable to common stock      $2,398         12,805       $ 0.19

EFFECT OF DILUTIVE SECURITIES
Options                                      $   --            658       $(0.01)
                                             ------         ------       ------
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises              $2,398         13,463       $ 0.18
                                             ======         ======       ======

     No options to purchase shares of common stock in the nine months ended March 31, 2005 were excluded in the computation of Diluted EPS because no option prices were in excess of the average market price for this period.

5.)  Long Term Debt

     In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York, common stock of three of the Company's subsidiaries and certain other assets of Napco Security Systems, Inc. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of March 31, 2006, the Company was not in compliance with one of these covenants for which it has subsequently received the appropriate waiver from its primary bank. In October 2004 the Company renegotiated this secured revolving credit agreement at essentially the same terms and conditions with a new expiration date of September 2008.

6.)  Geographical Data

     The Company's domestic and foreign sales for the periods presented are summarized in the following tabulation (in thousands):

                                      Three Months        Nine Months
                                    Ended March 31,     Ended March 31,
                                   -----------------   -----------------
                                     2006      2005      2006      2005
                                   -------   -------   -------   -------
Sales to external customers (1):
   Domestic                        $14,375   $13,045   $41,057   $37,614
   Foreign                           2,710     2,698     7,431     7,588
                                   -------   -------   -------   -------
   Total Net Sales                 $17,085   $15,743   $48,488   $45,202
                                   =======   =======   =======   =======

(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of Net Sales.

7.)  Commitments and Contingencies

     As previously reported, on or about August 27, 2001, a Complaint was filed against NAPCO Security Group and Alarm Lock Systems, Inc. by Jose Ramirez and Glenda Ramirez in the Supreme Court of State of New York, County of the Bronx. The Complaint sought fifteen million dollars ($15,000,000) in damages on behalf of Mr. Ramirez and two million dollars ($2,000,000) on behalf of Ms. Ramirez. On May 2, 2006, the Company's motion for summary judgment was granted. As a result, the case against the Company was dismissed.

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 16% and 15% of our revenues for fiscal year 2005 and the first nine months of fiscal 2006, respectively.

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

The security market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in fiscal 2006 did not contribute materially to revenue during that fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

The post September 11th era has generally been characterized by a favorable business climate for suppliers of electronic security products and services. The Company believes the security equipment market is likely to continue to exhibit healthy growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards.

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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts receivable as follows (in thousands):

                Sales for the three
               months ended March 31,
             -------------------------
                 2006          2005
             -----------   -----------
               $      %      $      %
             -----   ---   -----   ---
Customer A   1,402     8%  1,353     8%
Customer B   1,190     7%  1,374     9%
             -----   ---   -----   ---
             2,592    15%  2,727    17%
             =====   ===   =====   ===

                 Sales for the nine
               months ended March 31,
             -------------------------
                 2006          2005
             -----------   -----------
               $      %      $      %
             -----   ---   -----   ---
Customer A   3,964     8%  3,452     7%
Customer B   3,617     8%  3,945     9%
             -----   ---   -----   ---
             7,581    16%  7,397    16%
             =====   ===   =====   ===

             Accounts Receivable as of:
             --------------------------
              March 31,      June 30,
                 2006          2005
             -----------   -----------
               $      %      $      %
             -----   ---   -----   ---
Customer A   4,820    23%  4,400    20%
Customer B   2,657    13%  3,306    15%
             -----   ---   -----   ---
             7,477    36%  7,706    35%
             =====   ===   =====   ===

These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on the Company's net sales, cash flows, and/or financial condition. In the ordinary course of business, the Company has established an allowance for doubtful accounts and customer deductions in the amount of $485,000 and $380,000 as of March 31, 2006 and June 30, 2005, respectively. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Results of Operations

                                        Three months ended March 31,      Nine months ended March 31,
                                      -------------------------------   -------------------------------
                                                          % Increase/                       % Increase/
                                        2006      2005     (decrease)     2006      2005     (decrease)
                                      -------   -------   -----------   -------   -------   -----------
Net sales                             $17,085   $15,743       8.5%      $48,488   $45,202       7.3%
Gross profit                            6,356     5,096      24.7%       17,530    14,287      22.7%
Gross profit as a % of net sales         37.2%     32.4%      4.8%         36.2%     31.6%      4.6%
Selling, general and administrative     4,032     3,423      17.8%       11,690    10,263      13.9%
Selling, general and administrative
   as a percentage of net sales          23.6%     21.7%      1.9%         24.1%     22.7%      1.4%
Operating income                        2,324     1,673      38.9%        5,840     4,024      45.1%
Interest expense                           68        50      36.0%          166       176      (5.7)%
Other expense                               4        72     (94.4)%          10       170     (94.1)%
Minority interest in net income of
   subsidiary, net                          2        --       n/a           113        --       n/a
Provision for income taxes                775       538      44.1%        2,004     1,280      56.6%
Net income                              1,475     1,013      45.6%        3,773     2,398      57.3%

Sales for the three months ended March 31, 2006 increased by approximately 9% to $17,085,000 as compared to $15,743,000 for the same period a year ago. Sales for the nine months ended March 31, 2006 increased by approximately 7% to $48,488,000 as compared to $45,202,000 for the same period a year ago. The increase in sales for the three and nine months was mainly in the Company's intrusion alarm and access control product lines.

The Company's gross profit for the three months ended March 31, 2006 increased by $1,260,000 to $6,356,000 or 37.2% of sales as compared to $5,096,000 or 32.4%
of sales for the same period a year ago. The Company's gross profit for the nine months ended March 31, 2006 increased by $3,243,000 to $17,530,000 or 36.2% of sales as compared to $14,287,000 or 31.6% of sales for the same period a year ago. The increase in gross profit was due primarily to the increase in sales which allowed for more fixed overhead absorption. Increased margins also resulted from a reduction in the Company's inventory reserves of approximately $200,000, the Company's previously reported realignment of its burglar alarm product distribution network as well as cost reductions of certain of the Company's raw material costs.

Selling, general and administrative expenses for the three months ended March 31, 2006 increased by $609,000 to $4,032,000, or 23.6% of sales, as compared to $3,423,000, or 21.7% of sales a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2006 increased by $1,427,000 to $11,690,000, or 24.1% of sales, as compared to $10,263,000, or 22.7% of sales a year ago. The increase in dollars and as a percentage of sales for the three and nine months ended March 31, 2006 was due primarily to increased selling activity, an increase in bad debt expense relating to a bankruptcy of one of the Company's customers as well as the recording of non-cash compensation expenses beginning in fiscal 2006 in accordance with FAS123R.

Interest expense, net for the three months ended March 31, 2006 increased by $18,000 to $68,000 as compared to $50,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2006 decreased $10,000 to $166,000 as compared to $176,000 for the same period a year ago. The increase in the third quarter of fiscal 2006 resulted primarily from the increase in interest rates as compared to those from the same period a year ago. The slight decrease in first nine months of fiscal 2006 resulted primarily from lower average outstanding borrowings as partially offset by the increase in interest rates during the nine months ended March 31, 2006 as compared to the same period a year ago.

The Company's provision for income taxes for the three months ended March 31, 2006 increased by $237,000 to $775,000 as compared to $538,000 for the same period a year ago. The Company's provision for income taxes for the nine months ended March 31, 2006 increased by $724,000 to $2,004,000 as compared to $1,280,000 for the same period a year ago. The tax provisions are calculated using an estimated effective tax rate of 35%. The increase in provision for income taxes resulted from the increase in Income before income tax, which resulted primarily from the aforementioned increase in net sales and gross profit.

Net income increased by $462,000 to $1,475,000 or $0.11 per share for the three months ended March 31, 2006 as compared to $1,013,000 or $0.08 per share for the same period a year ago. Net income increased by $1,375,000 to $3,773,000 or $0.29 per share for the nine months ended March 31, 2006 as compared to $2,398,000 or $0.19 per share for the same period a year ago. These increases were primarily due to the aforementioned increases in net sales and gross profit as partially offset by the increases in selling, general and administrative expenses, net of the related increase in provision for income taxes. The effect of the 3-for-2 stock split discussed above has been retroactively reflected in all fiscal 2005 per share data.

Liquidity and Capital Resources

During the nine months ended March 31, 2006 the Company utilized all of its cash generated from operations plus proceeds from its revolving line of credit ($1,750,000) to purchase property, plant and equipment ($1,461,000) and invest in additional inventory ($6,873,000) as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at March 31, 2006 decreased $1,170,000 to $20,729,000 as compared to $21,899,000 at June 30, 2005. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2005 as compared to the quarter ended March 31, 2006 as well as extended terms granted to certain of the Company's customers during the quarter ended June 30, 2005. Certain of these terms extended beyond March 31, 2006.

Inventory at March 31, 2006 increased by $6,873,000 to $23,115,000 as compared to $16,242,000 at June 30, 2005. This increase was primarily the result of the Company's level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters as well as adding additional models to the Company's existing product lines.

As of March 31, 2006, the Company's credit facility consisted of an $18,000,000 secured revolving credit agreement. In December 2004, the Company utilized a portion of this revolving credit agreement to accelerate repayment of two term loans aggregating $1,658,000 As of March 31, 2006 there was approximately $14,300,000 available under the secured revolving credit facility. This credit facility expires in September 2008.

As of March 31, 2006 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt consisting of a revolving credit and term loan facility that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At March 31, 2006 an aggregate amount of approximately $3,700,000 was outstanding under this facility. If these borrowings remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $37,000 in interest that year.

From time to time, the Company requires that letters of credit be provided on foreign sales. In addition, a significant number of transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations because approximately 15% of the Company's net sales are derived from foreign customers. In addition, the Company transacts approximately 50% of these foreign sales in British Pounds Sterling, therefore exposing itself to a certain amount of foreign currency risk. Management believes that the amount of this exposure is immaterial. We are also exposed to foreign currency risk relative to the Dominican Peso ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual decrease in income from operations of approximately $365,000.

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

At the conclusion of the period ended March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

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

During the third quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as described above. Management does not believe that the above significant deficiencies affected the results of the quarter ended March 31, 2006 or any prior period.

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

May 9, 2006

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