Form 10-K
period 2006-06-30
NAPCO SECURITY SYSTEMS INC
filed 2006-09-25
CIK 69633

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   (Mark One)
                [X] Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [No Fee Required]
                     For the fiscal year ended June 30, 2006

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes     No  X
                                               ---    ---

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes     No  X
                                                        ---    ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes     No  X
                            ---    ---

As of December 31, 2005, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $89,243,371.

As of September 21, 2006, 19,955,313 shares of common stock of Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2006 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS.

NAPCO Security Systems, Inc. ("NAPCO" or the "Company") was incorporated in December 1971 in the State of Delaware. Its executive offices are located at 333 Bayview Ave, Amityville NY 11701. Its telephone number is (631) 842-9400.

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

RESEARCH AND DEVELOPMENT

The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 2006, 2005, and 2004, the Company expended approximately $5,109,000, $4,865,000, and $4,254,000, respectively, on Company-sponsored research and development activities conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

EMPLOYEES

As of June 30, 2006, the Company had approximately 950 full-time employees.

MARKETING

The Company's staff of 54 sales and marketing support employees located at the Company's Amityville and United Kingdom offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 70% and 73% of the Company's total sales for the fiscal years ended June 30, 2006 and 2005, respectively. The remaining revenues are primarily from alarm installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company Products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities. Some of the Company's products are marketed under the "private label" of certain customers.

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

SALES BACKLOG

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $739,000 and $438,000 existed as of June 30, 2006 and 2005, respectively. The Company does not generally have a material backlog.

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

FOREIGN SALES

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last three fiscal years, are summarized in the following table:

        Financial Information Relating to Domestic and Foreign Operations

                                    2006      2005      2004
                                  -------   -------   -------
                                         (in thousands)
Sales to external customers(1):
   Domestic                       $58,549   $54,654   $48,626
   Foreign                         10,999    10,575     9,467
                                  -------   -------   -------
   Total Net Sales                $69,548   $65,229   $58,093
                                  =======   =======   =======

Identifiable assets:
   United States                  $47,175   $41,753   $40,153
   Dominican Republic (2)          18,924    14,658    13,075
   Other foreign countries          5,623     3,496     3,444
                                  -------   -------   -------
   Total Identifiable Assets      $71,722   $59,907   $56,672
                                  =======   =======   =======

(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories and fixed assets located at the Company's principal manufacturing facility in the Dominican Republic.

ITEM 1A. RISK FACTORS.

The risks described below are among those that could materially and adversely affect the Company's business, financial condition or results of operations. These risks could cause actual results to differ materially from historical experience and from results predicted by any forward-looking statements related to conditions or events that may occur in the future.

Our Business Could Be Materially Adversely Affected as a Result of General Economic and Market Conditions

We are subject to the effects of general economic and market conditions. If these conditions deteriorate, our business, results of operations or financial condition could be materially adversely affected.

Our Business Could Be Materially Adversely Affected as a Result of Lessening Demand in the Security Market

Our revenue and profitability depend on the overall demand for our products. Delays or reductions in spending, domestically or internationally, for electronic security systems could materially adversely affect demand for our products, which could result in decreased revenues or earnings.

The Markets We Serve Are Highly Competitive and We May Be Unable to Compete Effectively

We compete with approximately 20 other companies that manufacture and market security equipment to distributors, dealers, control stations and original equipment manufacturers. Some of these companies may have substantially greater financial and other resources, than the Company. The Company competes primarily on the basis of the features, quality, reliability and pricing of, and the incorporation of the latest innovative and technological advances into, its products. The Company also competes by offering technical support services to its customers. In addition, the Company competes on the basis of its expertise, its proven products, its reputation and its ability to provide products to customers on a timely basis. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company's business.

Competitors May Develop New Technologies or Products in Advance of Us

Our business may be materially adversely affected by the announcement or introduction of new products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. There can be no assurance that competitors will not develop products that are superior to the Company's products. Further, there can be no assurance that the Company will not experience additional price competition, and that such competition may not adversely affect the Company's position and results of operations.

The Company's Products are Subject to Technological Changes from Time to Time, Which may Result in Increased Research and Developments Expenditures to Attract or Retain Customers

The industry in which the Company operates is characterized by constantly improved products. Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively, which will require continued expenditures for product engineering, sales and marketing. The Company's research and development expenditures, which were $5,109,000 and $4,865,000 for 2006 and 2005, respectively, are principally targeted at enhancing existing products, and to a lesser extent at developing new ones. If the Company cannot modify its products to meet its customers' changing needs, we may lose sales.

We Rely On Distributors To Sell Our Products And Any Adverse Change In Our Relationship With Our Distributors Could Result In A Loss Of Revenue And Harm Our Business.

We distribute our products primarily through independent distributors and wholesalers of security alarm and security hardware equipment. Our distributors and wholesalers also sell our competitors' products, and if they favor our competitors' products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. In addition, the financial health of these distributors and wholesalers and our continuing relationships with them are important to our success. Some of these distributors and wholesalers may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors and wholesalers substantially weakens.

Members of Management and Certain Directors Beneficially Own a Substantial Portion of the Company's Common Stock and May Be in a Position to Determine the Outcome of Corporate Elections

Richard L. Soloway, our Chief Executive Officer, members of management and the Board of Directors beneficially own 29% of the currently outstanding shares of Common Stock. By virtue of such ownership and their positions with Napco, they may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to Napco's stockholders.

In addition, Napco has a staggered Board of Directors. Such concentration of ownership and the staggered Board could have the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of Napco.

We Are Dependent Upon the Efforts of Richard L. Soloway, Our Chief Executive Officer

The success of the Company is largely dependent on the efforts of Richard L. Soloway, Chief Executive Officer. The loss of his services could have a material adverse effect on the Company's business and prospects. There is currently no succession plan.

Our Business Could Be Materially Adversely Affected by an Increase in the Exchange Rate of the Dominican Peso

We are exposed to foreign currency risks due to our significant operations in the Dominican Republic. We have significant operations in the Dominican Republic which are denominated in Dominican pesos. We are subject to the risk that currency exchange rates between the United States and the Dominican Republic will fluctuate, potentially resulting in an increase in some of our expenses when US dollars are transferred to Dominican pesos to pay these expenses.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities.

The Company's foreign subsidiary located in the Dominican Republic, NAPCO/Alarm Lock Grupo International, S.A. (formerly known as NSS Caribe, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2006, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

The Company's foreign subsidiary located in the United Kingdom, Napco Group Europe Ltd, leases office space of approximately 800 square feet. This lease expires in May 2008.

The Company's joint venture located in the United Arab Emirates leases office and warehouse space of approximately 1,100 square feet. This lease expires in February 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRINCIPAL MARKET

NAPCO's Common Stock is traded on the NASDAQ Stock Market, Global Market System, under the symbol NSSC.

The tables set forth below reflect the range of high and low sales of the Common Stock in each quarter of the past two fiscal years as reported by the NASDAQ Global Market System and as adjusted for the 3:2 stock split effective as of June 2006 and the 3:2 stock split effective as of December 2005. In addition, September 30, 2005 data is also adjusted to reflect the November 2004 20% stock dividend.

                      Quarter Ended Fiscal 2006
               ---------------------------------------
Common Stock   Sept. 30   Dec. 31   March 31   June 30
               --------   -------   --------   -------
High            $ 6.40     $7.604    $11.473   $11.767
Low             $4.546     $5.147    $ 6.673   $  8.32

                      Quarter Ended Fiscal 2005
               ---------------------------------------
Common Stock   Sept. 30   Dec. 31   March 31   June 30
               --------   -------   --------   -------
High            $3.352     $5.947    $5.884     $4.676
Low             $2.481     $3.263    $4.471     $3.898

APPROXIMATE NUMBER OF SECURITY HOLDERS

The number of holders of record of NAPCO's Common Stock as of September 21, 2006 was 137 (such number does not include beneficial owners of stock held in nominee name).

DIVIDEND INFORMATION

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any cash dividends must be authorized by the Company's primary lender.

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 30, 2006

                                                                                                       NUMBER OF SECURITIES
                                                                                                      REMAINING AVAILABLE FOR
                                                 NUMBER OF SECURITIES TO BE     WEIGHTED AVERAGE    FUTURE ISSUANCE (EXCLUDING
                                                   ISSUED UPON EXERCISE OF     EXERCISE PRICE OF      SECURITIES REFLECTED IN
                                                     OUTSTANDING OPTIONS      OUTSTANDING OPTIONS            COLUMN a)
                 PLAN CATEGORY                               (a)                      (b)                       (c)
                 -------------                   --------------------------   -------------------   --------------------------
Equity compensation plans approved by security
   holders:                                               1,333,050                  $2.41                    613,800

Equity compensation plans not approved by
   security holders:                                             --                     --                         --
                                                          ---------                  -----                    -------
Total                                                     1,333,050                  $2.41                    613,800
                                                          =========                  =====                    =======

ITEM 6. SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

                                                       Fiscal Year Ended or at June 30
                                     -------------------------------------------------------------------
                                                      (In thousands, except share data)
                                       2006(1)       2005(5)       2004(1)       2003(1)       2002(1)
                                     -----------   -----------   -----------   -----------   -----------
Statement of earnings data:
Net Sales                            $    69,548   $    65,229   $    58,093   $    57,340   $    55,836
Gross Profit                              25,941        23,924        19,540        15,401        14,717
Income from Operations                     9,523         8,910         6,065         2,225         2,817
Net Income                                 6,119         5,629         3,335         1,010         1,575(4)
Cash Flow Data:
Net cash flows (used in) provided
   by operating activities                  (168)        7,205         6,275         6,482         7,091
Net cash flows used in investing
   activities                             (1,679)         (658)         (681)         (752)         (709)
Net cash flows provided by (used
   in)financing activities                 3,407        (6,165)       (6,592)       (5,436)       (5,919)

Per Share Data:
Net earnings per common share:
Basic                                $       .31   $       .29   $       .19   $       .06   $       .09
Diluted                              $       .30   $       .28   $       .17   $       .05   $       .08

Weighted average common shares
   outstanding:
Basic                                 19,785,000    19,265,000    17,906,000    17,942,000    18,101,000
Diluted                               20,605,000    20,284,000    19,119,000    19,208,000    19,112,000
Cash Dividends declared per common
   share (2)                         $       .00   $       .00   $       .00   $       .00   $       .00

Balance sheet data (3):
Working capital                      $    40,948   $    31,017   $    28,992   $    28,843   $    31,812
Total assets                              71,722        59,907        56,672        57,349        60,752
Long-term debt                             4,700         1,950         6,400        14,100        16,588
Stockholders' equity                      50,850        43,678        37,904        33,357        34,528

(1) Share and per share data have been restated to reflect the effect of a 2:1 stock split effective April 2004, a 20% stock dividend effective November 2004, a 3:2 stock split effective December 2005 and a 3:2 stock split effective June 2006.

(2) The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be authorized by the Company's primary lender.

(3) Working capital is calculated by deducting Current Liabilities from Current Assets.

(4) The Company eliminated a deferred tax asset and a related valuation allowance in fiscal 2002. This had the effect of increasing net income by $688,000 in fiscal 2002.

(5) Share and per share data have been restated to reflect the effect of the 3:2 stock split effective December 2005 and the 3:2 stock split effective June 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 16% of our revenues for fiscal year 2006.

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

In February 2004 the Company entered into a joint venture with an unrelated company to sell security-related products, including those manufactured by the Company, in the Middle East. The Company owns 51% of the newly formed company, an LLC organized in New York, which has its main operations in the United Arab Emirates. Revenues generated by this joint venture were approximately 2% of our revenues for fiscal 2006.

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in fiscal 2006 did not contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

ECONOMIC AND OTHER FACTORS

The post September 11 era has generally been characterized by increased demand of electronic security products and services versus the rather sluggish performance of most technology related sectors during the similar period. Electronic security vendors, however, did not completely escape the fallout from the broader downturn in capital spending in the economy. The Company believes the security equipment market is likely to continue to exhibit healthy growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 7%, 6% and 7% in fiscal 2006, 2005 and 2004, respectively.

CONCENTRATION OF CREDIT RISK

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 33% and 35% of the Company's accounts receivable at June 30, 2006 and 2005, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $420,000 and $380,000 as of June 30, 2006 and 2005, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has performed its annual impairment evaluation required by this standard and determined that its goodwill is not impaired.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash on hand combined with proceeds from operating activities during fiscal 2006 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of financing related to borrowings under an $18,000,000 secured revolving credit facility. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. As of June 30, 2006, the Company's unused sources of funds consisted principally of $2,738,000 in cash and approximately $13,300,000, which represents the unused portion of its secured revolving credit facility. Management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2008.

The Company is a party to an amended and restated secured revolving credit agreement with its primary bank, pursuant to which borrowing capacity is $18,000,000. Amounts under the amended revolving credit agreement are secured by all the accounts receivable, inventory and certain other assets of the Company, including a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. The revolving credit agreement has been extended to September 2008. Any outstanding borrowings must be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of cash dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. During fiscal 2006, the Company exceeded the restriction on capital expenditures for which it received the appropriate waiver from its primary bank.

The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                         2006       2005       2004
                       --------   --------   --------
Current Ratio          4.4 to 1   4.0 to 1   4.3 to 1
Sales to Receivables   2.8 to 1   3.0 to 1   2.9 to 1
                       --------   --------   --------
Total debt to equity   .09 to 1   .04 to 1   .2 to 1
                       ========   ========   ========

As of June 30, 2006, the Company had no material commitments for purchases or capital expenditures, except as discussed below.

On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, at an annual cost of approximately $288,000.

Working Capital. Working capital increased by $9,931,000 to $40,948,000 at June 30, 2006 from $31,017,000 at June 30, 2005. The increase in working capital was primarily the result of the Company's net income and an increase in accounts receivable, inventory and long-term debt. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $3,254,000 to $25,153,000 at June 30, 2006 from $21,899,000 at June 30, 2005. This increase resulted primarily from the granting of additional payment terms to certain of the Company's burglar alarm customers as well as the increased sales during the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.

Inventory. Inventory increased by $6,424,000 to $22,666,000 at June 30, 2006 as compared to $16,242,000 at June 30, 2005. The increase in inventory levels was primarily the result of the Company's increased production in anticipation of increased sales of some of the Company's newer products which did not occur during fiscal 2006. The Company anticipates that this inventory will be sold during fiscal 2007.

Accounts Payable, and Accrued Expenses. Accounts payable and accrued expenses increased by $1,095,000 to $10,018,000 as of June 30, 2006 as compared to $8,923,000 at June 30, 2005. This increase is primarily due to the increased purchases of raw materials and the timing of payments to the Company's vendors.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations by fiscal year:

                                                               Payments due by period
                                          ---------------------------------------------------------------
                                                         Less than                             More than
        Contractual obligations              Total        1 year      1-3 years   3-5 years     5 years
        -----------------------           -----------   ----------   ----------   ---------   -----------
Long-term debt obligations                $ 4,700,000   $       --   $4,700,000    $     --   $        --
Land lease (86 years remaining) (1)        24,768,000      288,000      576,000     576,000    23,328,000
Operating lease obligations                   101,000       87,000       14,000          --            --

Other long-term obligations (employment
   agreements) (1)                          2,457,000      969,000    1,488,000          --            --
                                          -----------   ----------   ----------    --------   -----------
Total                                     $32,026,000   $1,344,000   $6,778,000    $576,000   $23,328,000
                                          ===========   ==========   ==========    ========   ===========

(1)  see footnote 10 to the consolidated financial statements.

RESULTS OF OPERATIONS

FISCAL 2006 COMPARED TO FISCAL 2005

                                      Fiscal year ended
                                           June 30,
                                      -----------------   % Increase/
                                        2006      2005     (decrease)
                                      -------   -------   -----------
Net sales                             $69,548   $65,229       6.6%
Gross profit                           25,941    23,924       8.4%
Gross profit as a % of net sales         37.3%     36.7%      0.6%
Selling, general and administrative    16,418    15,014       9.4%
Income from operations                  9,523     8,910       6.9%
Interest expense, net                     258       224      15.2%
Other expense, net                         14        58     (75.9)%
Provision for income taxes              3,264     3,227       1.1%
Net income                              6,119     5,629       8.7%

Net Sales. Net sales in fiscal 2006 increased by 6.6% to $69,548,000 from $65,229,000 in fiscal 2005. The Company's sales growth was primarily due to increased sales of the Company's burglar alarm products within the United States. In fiscal 2004, the Company terminated a major burglar alarm distributor and reallocated its burglar alarm products business across its extensive national network of independent distributors. During fiscal 2006, the Company continues to see the positive effects of this realignment reflected in the increase in net sales described above as well as the increase in gross profit resulting from the increased sales as discussed below.

Gross Profit. The Company's gross profit increased $2,017,000 to $25,941,000 or 37.3% of net sales in fiscal 2006 as compared to $23,924,000 or 36.7% of net sales in fiscal 2005. The increase in gross profit in both absolute dollars and as a percentage of net sales was due primarily to the increased overhead absorption associated with the increase in net sales and a decrease in the Company's inventory obsolescence reserve of $531,000, resulting primarily from the increase in net sales.

Selling, general and administrative expenses as a percentage of net sales increased slightly to 23.6% in fiscal 2006 from 23.0% in fiscal 2005. Selling, general and administrative expenses for fiscal 2006 increased by $1,404,000 to $16,418,000 from $15,014,000 in fiscal 2005. These increases are due primarily to variable expenses relating to the increased sales described above ($766,000), the recording of non-cash compensation expenses beginning in fiscal 2006 in accordance with FAS123R ($396,000) and expenses relating to the Company's operations in Dubai ($169,000).

Interest expense for fiscal 2006 increased by $34,000 to $258,000 from $224,000 for the same period a year ago. The increase in interest expense is primarily the result of the increase in interest rates available to the Company during fiscal 2006.

Other Expenses. Other expenses decreased by $44,000 to $14,000 in fiscal 2006 as compared to $58,000 in fiscal 2005, primarily as the result of the completion of amortization of capitalized loan costs during fiscal 2006.

FISCAL 2005 COMPARED TO FISCAL 2004

                                      Fiscal year ended
                                           June 30,
                                      -----------------   % Increase/
                                        2005      2004     (decrease)
                                      -------   -------   -----------
Net sales                             $65,229   $58,093      12.3%
Gross profit                           23,924    19,540      22.4%
Gross profit as a % of net sales         36.7%     33.6%      3.1%
Selling, general and administrative    15,014    13,475      11.4%
Income from operations                  8,910     6,065      46.9%
Interest expense, net                     224       420     (46.7)%
Other expense, net                         58       109     (46.8)%
Provision for income taxes              3,227     2,201      46.6%
Net income                              5,629     3,335      68.8%

Net Sales. Net sales in fiscal 2005 increased by 12.3% to $65,229,000 from $58,093,000 in fiscal 2004. The Company's sales growth was primarily due to increased sales of the Company's burglar alarm and door locking products. During the quarter ended December 31, 2003, the Company began the process of realigning its burglar alarm products distribution network which culminated in the termination of a major burglar alarm distributor. The Company reallocated its burglar alarm products business across its extensive national network of independent distributors. The Company has seen the positive effects of this realignment reflected in the increase in net sales as well as the increase in gross profit as discussed below.

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

STOCK DIVIDEND AND STOCK SPLIT

On May 10, 2006 the Company's Board of Directors approved a 3-for-2 stock split of its common stock, to be paid in the form of a 50% stock dividend to stockholders of record on May 24, 2006. The Company delivered the shares on June 7, 2006. Upon completion of the split, the total number of shares of common stock outstanding increased from approximately 13,300,000 to approximately 19,950,000.

In November 2005 the Company's Board of Directors approved a 3-for-2 split of its common stock, payable in the form of a 50% stock dividend to stockholders of record on December 14, 2005. The additional shares were distributed on December 28, 2005. Upon completion of the split, the total number of shares of common stock outstanding increased from approximately 8,795,000 to approximately 13,192,000.

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

All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock splits and dividend. There was no net effect on total stockholders' equity as a result of these transactions.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At June 30, 2006, an aggregate principal amount of approximately $4,700,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 6.6%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $47,000 in interest that year.

A significant number of foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company transacts certain sales in Europe in British Pounds Sterling, therefore exposing itself to a certain amount of foreign currency risk. Management believes that the amount of this exposure is immaterial. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual decrease in income from operations of approximately $450,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

a. Financial Statements: Financial statements required pursuant to this Item are presented on pages FS-1 through FS-25 of this report as follows:

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES


                                                                        Page
                                                                        ----
Management Report on Internal Controls Over Financial Reporting         FS-1
Report of Independent Registererd Public Accounting Firm on Internal
   Control Over Financial Reporting                                     FS-2
Report of Independent Registered Public Accounting Firm                 FS-3
Consolidated Financial Statements:
Consolidated Balance Sheets as of June 30, 2006 and 2005                FS-4
Consolidated Statements of Income for the Fiscal Years Ended June 30,
   2006, 2005 and 2004                                                  FS-6
Consolidated Statements of Stockholders' Equity for the Fiscal Years
   Ended June 30, 2006, 2005 and 2004                                   FS-7
Consolidated Statements of Cash Flows for the Fiscal Years Ended
   June 30, 2006, 2005 and 2004                                         FS-8
Notes to Consolidated Financial Statements, June 30, 2006               FS-10

Schedules:

II. Valuation and Qualifying Accounts                                   FS-24

b. Supplemental Financial Data                                          FS-25

MANAGEMENT REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for the preparation of Napco Security Systems, Inc. (Napco Security Systems) consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, Napco Security Systems consolidated financial position and results of operations in conformity with generally accepted accounting principles.

The financial statements have been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board. Their report expresses the independent accountant's judgment as to the fairness of management's reported operating results, cash flows and financial position. This judgment is based on the procedures described in the second paragraph of their report.

Napco Security Systems management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2006. Marcum & Kliegman , LLP, an independent registered public accounting firm, that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of Napco Security System's internal control over financial reporting.

There have not been any changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

The Board of Directors of Napco Security Systems has an Audit Committee comprised of three non-management directors. The Committee meets periodically with financial management and the independent auditors to review accounting, control, audit and financial reporting matters. Marcum & Kliegman has full and free access to the Audit Committee, with and without the presence of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Stockholders of
NAPCO Security Systems, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that NAPCO Security Systems, Inc. and Subsidiaries (the "Company") maintained effective internal controls over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and effectiveness of internal control, and performing other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal controls over financial reporting as of June 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2006 and 2005 and the related consolidated statements of income, stockholders' equity, and cash flows and the related financial statement schedule for the fiscal years ended June 30, 2006, 2005 and 2004 of the Company and our report dated September 8, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.


/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, New York
September 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
NAPCO Security Systems, Inc.

We have audited the accompanying consolidated balance sheets of NAPCO Security Systems, Inc. and Subsidiaries (the "Company") as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule as of and for the years ended June 30, 2006, 2005 and 2004 listed in the index at
Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NAPCO Security Systems, Inc. and Subsidiaries, as of June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, September 8, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, New York
September 8, 2006

               NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                           June 30, 2006 and 2005
                     (In Thousands, Except Share Data)

                                   ASSETS

                                                      2006      2005
                                                    -------   -------
CURRENT ASSETS
   Cash and cash equivalents                        $ 2,738   $ 1,178
   Accounts receivable, less reserve for doubtful
      accounts                                       25,153    21,899
   Inventories, net                                  22,666    16,242
   Prepaid expenses and other current assets            755       799
   Deferred income taxes                              1,531     1,356
                                                    -------   -------
      Total Current Assets                           52,843    41,474
   Property, plant and equipment, net                 9,038     8,533
   Goodwill, net                                      9,686     9,686
   Other assets                                         155       214
                                                    -------   -------
      TOTAL ASSETS                                  $71,722   $59,907
                                                    =======   =======

        See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             June 30, 2006 and 2005
                        (In Thousands, Except Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           2006      2005
                                                         -------   -------
CURRENT LIABILITIES
   Accounts payable                                      $ 6,060   $ 5,249
   Accrued expenses                                        1,372     1,156
   Accrued salaries and wages                              2,586     2,518
   Accrued income taxes                                    1,877     1,534
                                                         -------   -------
      Total Current Liabilities                           11,895    10,457
   Long-term debt                                          4,700     1,950
   Accrued income taxes                                    2,243     2,243
   Deferred income taxes                                   1,887     1,579
   Minority interest in subsidiary                           147        --
                                                         -------   -------
      Total Liabilities                                   20,872    16,229
                                                         -------   -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (1)
   Common stock, par value $0.01 per share; 40,000,000
      and 21,000,000 shares authorized; 19,950,453
      and 19,474,173 shares issued and outstanding,
      respectively                                           200       195
   Additional paid-in capital                             13,213    11,520
   Unearned stock-based compensation                        (645)       --
   Retained earnings                                      38,082    31,963
                                                         -------   -------
      TOTAL STOCKHOLDERS' EQUITY                          50,850    43,678
                                                         -------   -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $71,722   $59,907
                                                         =======   =======

(1) The 3:2 stock split declared on November 29, 2005 and the 3:2 stock split declared on May 10, 2006 (see Note 1), have been retroactively reflected in Stockholders' Equity.

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                    Years Ended June 30, 2006, 2005, and 2004
                 (In Thousands, Except Share and Per Share Data)

                                                         2006          2005          2004
                                                     -----------   -----------   -----------
Net sales                                            $    69,548   $    65,229   $    58,093
Cost of sales                                             43,607        41,305        38,553
                                                     -----------   -----------   -----------
   Gross Profit                                           25,941        23,924        19,540
Selling, general, and administrative expenses             16,418        15,014        13,475
                                                     -----------   -----------   -----------
   Operating Income                                        9,523         8,910         6,065
                                                     -----------   -----------   -----------
Other income (expense):
   Interest expense, net                                    (258)         (224)         (420)
   Other, net                                                (14)          (58)         (109)
                                                     -----------   -----------   -----------
                                                            (272)         (282)         (529)
                                                     -----------   -----------   -----------
Income Before Minority Interest and Income Taxes           9,251         8,628         5,536
Minority interest in loss of subsidiary                      132           228            --
                                                     -----------   -----------   -----------
Income Before Provision for Income Taxes                   9,383         8,856         5,536
Provision for income taxes                                 3,264         3,227         2,201
                                                     -----------   -----------   -----------
   Net Income                                        $     6,119   $     5,629   $     3,335
                                                     ===========   ===========   ===========
Earnings per share: (1)
   Basic                                             $      0.31   $      0.29   $      0.19
   Diluted                                           $      0.30   $      0.28   $      0.17
Weighted average number of shares outstanding: (1)
   Basic                                              19,785,000    19,265,000    17,906,000
   Diluted                                            20,605,000    20,284,000    19,119,000

(1) The 3:2 stock split effective December 2005 and the 3:2 stock split effective June 2006 (see Note 1), have been retroactively reflected in all 2005 and 2004 share and per share data. The 20% stock dividend reported in the first quarter of 2005 (see Note 1), has been retroactively reflected in all 2004 share and per share data.

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (1)

                    Years Ended June 30, 2006, 2005 and 2004
                        (In Thousands, Except Share Data)

                                               Common stock
                                           -------------------   Additional     Unearned
                                             Number                Paid-in    Stock-based    Retained
                                            of Shares   Amount     Capital    Compensation   Earnings    Total
                                           ----------   ------   ----------   ------------   --------   -------
BALANCE - June 30, 2003                     7,676,870    $ 77     $11,236       $    --      $22,043    $33,356
Retroactive effect of 3:2 stock split
   effective December 2005                  3,838,435      38         (38)           --           --         --
Retroactive effect of 3:2 stock split
   effective June 2006                      5,757,828      58         (58)           --           --         --
   Exercise of employee stock options,
      July 1, 2003 to April 27, 2004        1,638,468      16          (9)           --          956        963
   Tax benefit in connection
      with exercise of stock options               --      --          --            --          104        104
   Exercise of employee stock options,
      April 28, 2004 to June 30, 2004         221,832       2         144            --           --        146
   Net income                                      --      --          --            --        3,335      3,335
                                           ----------    ----     -------       -------      -------    -------
BALANCE - June 30, 2004                    19,133,433    $191     $11,275       $    --      $26,438    $37,904
   Exercise of employee stock options         340,740       4         245            --           --        249
   Adjustment to tax benefit on exercise
      of stock options                             --      --          --            --         (104)      (104)
   Net income                                      --      --          --            --        5,629      5,629
                                           ----------    ----     -------       -------      -------    -------
BALANCE - June 30, 2005                    19,474,173    $195     $11,520       $    --      $31,963    $43,678
   Exercise of employee stock options         476,280       5         442            --           --        447
   Tax benefit in connection with
      exercise of stock options                    --      --         210            --           --        210
   Adjustment to record unearned stock-
      Based compensation                           --      --       1,041        (1,041)          --         --
   Amortization of unearned stock-
      Based compensation                           --      --          --           396           --        396
   Net income                                      --      --          --            --        6,119      6,119
                                           ----------    ----     -------       -------      -------    -------
BALANCE - June 30, 2006                    19,950,453    $200     $13,213       $  (645)     $38,082    $50,850
                                           ==========    ====     =======       =======      =======    =======

(1) Restated to reflect the effect of a 3:2 stock split effective June 2006, a 3:2 stock split effective December 2005 and a 20% stock dividend effective November 2004.

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            Years Ended June 30, 2006, 2005, and 2004 (In Thousands)

                                                                   2006      2005      2004
                                                                 -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $ 6,119   $ 5,629   $ 3,335
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                1,192     1,156     1,189
      Provision for doubtful accounts                                 40        43       140
      Deferred income taxes                                          131       709       (49)
      Excess tax (benefit) expense from exercise
         of stock options                                           (210)     (104)      104
      Non-cash stock based compensation expense                      396        --        --
   Changes in operating assets and liabilities:
      Accounts receivable                                         (3,294)   (2,014)   (2,642)
      Inventories                                                 (6,424)   (1,648)    2,328
      Prepaid expenses and other current assets                       44       (39)     (235)
      Other assets                                                    43       (35)       90
      Accounts payable, accrued expenses, accrued salaries and
         wages, accrued income taxes and minority interest         1,795     3,508     2,015
   Net Cash (Used in) Provided By Operating Activities              (168)    7,205     6,275
                                                                 -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant, and equipment                    (1,679)     (658)     (681)
                                                                 -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                               --    (9,700)   (8,700)
   Proceeds from long-term debt                                    2,750     3,350     1,000
   Proceeds from exercise of employee stock options                  447       249     1,108
   Excess tax benefit from exercise
      of stock options                                               210        --        --
   Loan costs paid                                                    --       (64)       --
                                                                 -------   -------   -------
         Net Cash Provided By (Used In) Financing Activities       3,407    (6,165)   (6,592)
                                                                 -------   -------   -------
         Net Increase (Decrease) In Cash and
            Cash Equivalents                                       1,560       382      (998)
CASH AND CASH EQUIVALENTS - Beginning                              1,178       796     1,794
                                                                 -------   -------   -------
CASH AND CASH EQUIVALENTS - Ending                               $ 2,738   $ 1,178   $   796
                                                                 =======   =======   =======

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years Ended June 30, 2006, 2005, and 2004
                                 (In Thousands)

                                      2006     2005    2004
                                     ------   ------   ----
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid, net                $  228   $  217   $427
   Income taxes paid                 $2,573   $1,366   $106

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Napco Security Systems, Inc. and subsidiaries (the "Company") is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

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

Cash and Cash Equivalents

Cash and cash equivalents include approximately $1,564,000 and $419,000 of short-term time deposits at June 30, 2006 and 2005, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2006 and 2005.

Accounts Receivable

Accounts receivable is stated net of the reserve for doubtful accounts of $420,000 and $380,000 as of June 30, 2006 and June 30, 2005, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Inventories

Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead.

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales. For the fiscal years 2006, 2005 and 2004, charges/(recoveries) and balances in these reserves amounted to $(531,000) and $987,000; $(517,000) and $1,518,000;
$1,035,000 and $2,035,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, purchased goodwill must be evaluated for impairment on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2006, 2005 and 2004 was $1,318,000, $1,274,000 and $1,030,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred. Company-sponsored research and development costs of $5,109,000, $4,865,000 and $4,254,000 were charged to expense for the fiscal years ended June 30, 2006, 2005 and 2004, respectively, and are included in "Cost of Sales" in the consolidated statements of income.

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

Stock Dividend and Stock Split

On May 10, 2006 the Company's Board of Directors approved a 3-for-2 stock split of its common stock, to be paid in the form of a 50% stock dividend to stockholders of record on May 24, 2006. The Company delivered the shares on June 7, 2006. Upon completion of the split, the total number of shares of common stock outstanding increased from approximately 13,300,000 to approximately 19,950,000.

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

In November 2004, the Company's Board of Directors approved a twenty percent (20%) stock dividend of the Company's common stock payable to stockholders of record on November 22, 2004. The effect of the stock dividend, which has been accounted for similar to a stock split, has been retroactively reflected in all share and per share data. The additional shares of 1,424,118 (on a pre-dividend basis) were distributed on December 6, 2004.

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

All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock splits and dividend. There was no net effect on total stockholders' equity as a result of these transactions.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

                                 Net income           Weighted Average Shares      Net income per share
                          ------------------------   ------------------------   --------------------------
                           2006     2005     2004     2006     2005     2004     2006      2005      2004
                          ------   ------   ------   ------   ------   ------   ------    ------    ------
Basic EPS:                $6,119   $5,629   $3,335   19,785   19,265   17,906   $ 0.31    $ 0.29    $ 0.19
Effect of Dilutive

   Securities: Employee
      Stock options           --       --       --      820    1,019    1,213    (0.01)    (0.01)    (0.02)
                          ------   ------   ------   ------   ------   ------   ------    ------    ------
Diluted EPS:              $6,119   $5,629   $3,335   20,605   20,284   19,119   $ 0.30    $ 0.28    $ 0.17
                          ======   ======   ======   ======   ======   ======   ======    ======    ======

Options to purchase 37,500, 0 and 27,000 shares of common stock for the three fiscal years ended June 30, 2006, 2005 and 2004, respectively, were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods and, accordingly, their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company has established two share incentive programs as discussed in Note 7. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying condensed consolidated statements of income prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation costs of $396,000 were recognized for the fiscal year. The effect on both Basic and Diluted Earnings per share was $0.02 for the fiscal year.

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

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the years ended June 30,:

                                                                          2005     2004
                                                                         ------   ------
                                                                        (In thousands,
                                                                        except per share
                                                                               data)
Net income, as reported                                                  $5,629   $3,335
Deduct: Total stock-based employee compensation expense determined
   under fair value method for all awards, net of related tax effects       227      210
                                                                         ------   ------
Pro forma net income                                                     $5,402   $3,125
                                                                         ======   ======
Earnings per common share (1):
   Net earnings per common share - Basic, as reported                    $ 0.29   $ 0.19
                                                                         ======   ======
   Net earnings per common share - Basic, pro forma                      $ 0.28   $ 0.17
                                                                         ======   ======

Net earnings per common share - Diluted, as reported              $0.28   $0.17
                                                                  =====   =====
Net earnings per common share - Diluted, pro forma                $0.27   $0.16
                                                                  =====   =====

The fair value of each option grant for the periods presented above was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                             2004
                           -------
Risk-free interest rates      4.70%
Expected lives             5 years
Expected volatility             48%
Expected dividend yields         0%

(1) Information reflects stock dividend and stock split discussed above.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three years ended June 30, 2006.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established rules for the reporting of comprehensive income and its components. For the fiscal years ended June 30, 2006, 2005 and 2004, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

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

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 2006 and 2005, management of the Company believes the carrying value of all financial instruments approximated fair value.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs" ("FAS 151"). This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". FAS 151 also requires that the allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for the Company in fiscal year 2007. The adoption of FAS 151 does not currently have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, - an Amendment of APB Opinion No. 29" ("SFAS 153"), which was effective for the Company for asset-exchange transactions beginning July 1, 2005. Under APB 29, asstes received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e. recorded on a carryover basis). As amended by SFAS 153, assets received in some circumstances will have to be recorded instead at their fair values. SFAS 153 does not currently have an impact on the Company's consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections
- a Replacement of APB Opinion No. 20 and FASB No. 3". This statement requires retrospective application of prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects, or the cumulative effect of the change. The provisions of this statement are effective for the Company in fiscal year 2007. Currently, the Company does not have changes in accounting principle so the adoption of SFAS No. 154 is not expected to have an impact on the Company's consolidated financial statements.

In September 2005, FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)," to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to employees by the Company are all dependent on the recipient being an employee of the Company. Therefore, this FSP currently does not have an impact on the Company's consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS No. 123(R).

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

In February 2006, the FASB issued FSP No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event", to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), "Share-Based Payment". The Company's Option Plans have no cash settlement provisions. Therefore, this FSP currently does not have an impact on the Company's consolidated financial statements or its measurement of stock-based compensation in accordance with SFAS No. 123(R).

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined if the adoption of FIN 48 will have a significant impact on the Company's consolidated financial statements.

NOTE 2 - Business and Credit Concentrations

The Company had two customers with accounts receivable balances that aggregated 33% and 35% of the Company's accounts receivable at June 30, 2006 and 2005, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three years.

NOTE 3 - Inventories

Inventories consist of the following:

                        June 30,
                   -----------------
                     2006      2005
                   -------   -------
                     (In thousands)
Component parts    $13,533   $10,740
Work-in-process      2,595     1,697
Finished product     6,538     3,805
                   -------   -------
                   $22,666   $16,242
                   =======   =======

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following:

                                      June 30,
                                 -----------------
                                   2006      2005               Useful Life In years
                                 -------   -------   ------------------------------------------
                                   (In thousands)
Land                             $   904   $   904                          --
Buildings                          8,911     8,911                    30 to 40
Molds and dies                     4,786     4,563                     3 to  5
Furniture and fixtures             1,583     1,401                     5 to 10
Machinery and equipment           14,054    12,780                     7 to 10
Leasehold improvements               191       191   Shorter of the lease term or life of asset
                                 -------   -------
                                  30,429    28,750
Less: accumulated depreciation
   and amortization               21,391    20,217
                                 -------   -------
                                 $ 9,038   $ 8,533
                                 =======   =======

Depreciation and amortization expense on property, plant, and equipment was approximately $1,174,000, $1,112,000 and $1,159,000 in fiscal 2006, 2005 and
2004, respectively.

NOTE 5 - Income Taxes

Provision (benefit) for income taxes consists of the following:

                                        For the Years Ended June 30,
                                        ----------------------------
                                           2006     2005     2004
                                          ------   ------   ------
                                             (In thousands)
Current income taxes:
   Federal                                $3,107   $2,496   $2,250
   State                                      15        5       --
   Foreign                                    11       17       --
                                          ------   ------   ------
                                          $3,133   $2,518   $2,250
Deferred income tax expense (benefit)        131      709      (49)
                                          ------   ------   ------
Provision for income taxes                $3,264   $3,227   $2,201
                                          ======   ======   ======

The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows (dollars in thousands):

                                                    For the Years Ended June 30,
                                      --------------------------------------------------------
                                            2006               2005                 2004
                                      ----------------   -----------------   -----------------
                                                 % of                % of                % of
                                               Pre-tax             Pre-tax             Pre-tax
                                      Amount    Income    Amount    Income    Amount    Income
                                      ------   -------   -------   -------   -------   -------
Tax at Federal statutory rate         $3,190    34.0%    $3,011     34.0%    $1,882     34.0%
Increases (decreases) in taxes
   resulting from:
   Meals and entertainment                62      .7         60       .7         54      1.0
      State income taxes, net of

      Federal income tax benefit          10      .1          3       --         97      1.7
   Foreign source income and taxes        (7)    (.1)        (2)      --         --       --
   Stock based compensation expense       96     1.0         --       --         --       --
   Alternative Minimum Tax
      Credit utilization                  43      .5         --       --         --       --
   Valuation allowance                    --      --         --       --        (97)    (1.7)
   Other, net                           (130)   (1.4)       155      1.7        265      4.8
                                      ------    ----     ------     ----     ------     ----
Provision for income taxes            $3,264    34.8%    $3,227     36.4%    $2,201     39.8%
                                      ======    ====     ======     ====     ======     ====

Deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 are as follows (in thousands):

                                              Current              Long-Term
                                        Deferred Tax Assets   Deferred Tax Assets
                                           (Liabilities)         (Liabilities)
                                        -------------------   -------------------
                                           2006     2005          2006      2005
                                          ------   ------       -------   -------
Accounts receivable                       $   39   $   67       $    --   $    --
Inventories                                1,218    1,020            --        --
Accrued liabilities                          235      269            --        --
State net operating loss carryforward        388      354            --        --
Stock based compensation expense              39       --            --        --
Goodwill                                      --       --          (969)     (798)
Property, plant and equipment                 --       --          (918)     (824)
Alternative minimum tax credit                --       --            --        43
                                          ------   ------       -------   -------
                                           1,919    1,710        (1,887)   (1,579)
Valuation allowance                         (388)    (354)           --        --
   Net deferred taxes                     $1,531   $1,356       $(1,887)  $(1,579)
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

NOTE 6 - Long-Term Debt

Long-term debt consists of the following:

                                                  June 30,
                                              ---------------
                                               2006     2005
                                              ------   ------
                                               (In thousands)
Revolving credit and term loan facility (a)   $4,700   $1,950
Term loan (b)                                     --       --
Term loan (c)                                     --       --
                                              ------   ------
                                              $4,700   $1,950
                                              ======   ======

(a) In May 2001, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. At June 30, 2006, the interest rate on this debt was 6.6%. The revolving credit agreement which was to expire in July 2005 was subsequently extended to September 2008 and any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. During fiscal 2006, the Company exceeded the restriction on capital expenditures for which it received the appropriate waiver from its primary bank.

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

NOTE 7 - Stock Options

In November 1992, the stockholders approved a 10-year extension of the already-existing 1982 Incentive Stock Option Plan (the 1992 Plan). The 1992 Plan authorized the granting of awards, the exercise of which would allow up to an aggregate of approximately 4,406,400 shares of the Company's common stock to be acquired by the holders of such awards. The 1992 Plan terminated in October 2002. Under this plan, there were 135,000 stock option grants outstanding and exercisable as of June 30, 2006.

In December 2002, the stockholders approved the 2002 Employee Stock Option Plan (the 2002 Plan). The 2002 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,836,000 shares of the Company's common stock to be acquired by the holders of such awards. Under the 2002 Plan, the Company may grant stock options, which are intended to qualify as incentive stock options (ISOs), to key employees. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2006, 1,198,050 stock options were granted, 559,800 stock options were available for grant, and 805,098 stock options were exercisable under this plan.

The fair value of each option granted during fiscal 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rates   4.58%
Expected lives             9 years
Expected volatility          63%
Expected dividend yields      0%

The following table reflects activity under the 1992 and 2002 Plans for the fiscal years ended June 30,:

                                           2006                   2005                     2004
                                   --------------------   --------------------   -----------------------
                                               Weighted               Weighted                 Weighted
                                                average                average                  average
                                               exercise               exercise                 exercise
                                    Options      price     Options      price      Options       price
                                   ---------   --------   ---------   --------   ----------   ----------
Outstanding at beginning of year   1,544,940   $   1.62   1,885,680   $   1.46    3,467,880   $     0.97
Granted                              161,250       7.67          --         --      280,800         1.99
Exercised                           (346,680)      1.00    (340,740)       .73   (1,860,300)         .60
Forfeited                            (24,300)      1.62          --         --       (2,700)        1.20
Cancelled/lapsed                      (2,160)       .72          --         --           --           --
                                   ---------   --------   ---------   --------   ----------   ----------
Outstanding at end of year         1,333,050   $   2.41   1,544,940   $   1.62    1,885,680   $     1.46
                                   =========   ========   =========   ========   ==========   ==========
Exercisable at end of year           940,098   $   1.95     989,820   $   1.24      992,520   $     1.24
                                   =========   ========   =========   ========   ==========   ==========
Weighted average fair value of
   options granted                             $   6.69                    n/a                $     1.13
Total intrinsic value of
   options exercised                           $191,000               $109,000                $1,170,000

Cash received from option exercises for fiscal years 2006, 2005 and 2004 was $447,000, $249,000 and $1,108,000, respectively. The actual tax benefit (provision) realized for the tax deductions from option exercises totaled $210,000, $104,000 and $(104,000) for fiscal years 2006, 2005 and 2004, respectively.

The following table summarizes information about stock options outstanding at June 30, 2006:

                             Options outstanding
                    ------------------------------------     Options exercisable
                                    Weighted               ----------------------
                       Number        average    Weighted      Number     Weighted
                    outstanding    remaining     average   exercisable    average
Range of exercise   at June 30,   contractual   exercise   at June 30,   exercise
      prices            2006         life         price       2006         price
-----------------   -----------   -----------   --------   -----------   --------
$0.72 to $4.00       1,171,800        6.31       $ 1.81      907,848      $ 1.78
$4.01 to $7.50         123,750        9.63         5.50       24,750        5.50
$7.51 to $11.16         37,500        9.73        11.16        7,500       11.16
                     ---------        ----       ------      -------      ------
                     1,333,050        6.72       $ 2.41      940,098      $ 1.95
                     =========        ====       ======      =======      ======

The following table is the summary of the Company's non-vested shares as of June 30, 2006 and changes during the fiscal year then-ended:

                                               Weighted
                                                Average
                                   Options     Exercise
                                 Outstanding     Price
                                 -----------   --------
Non-vested as of July 1, 2005      447,120       $0.77
   Granted                         161,250       $6.22
   Vested                          215,418       $2.02
                                   -------       -----
Non-vested as of June 30, 2006     392,952       $3.34
                                   =======       =====

As of June 30, 2006, there was $645,000 of total unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 1992 and 2002 plans. That cost is expected to be recognized over a weighted average period of 4 years. The total fair value of the options vested during fiscal 2006 was $396,000.

In September 2000, the stockholders approved a 10 year extension of the already existing 1990 non-employee stock option plan (the 2000 Plan) to encourage non-employee directors and consultants of the Company to invest in the Company's stock. The 2000 Plan provided for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 270,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 2000 Plan provided that the option price will not be less than 100% of the fair market value of the stock at the date of grant. Options were exercisable at 20% per year and expired five years after the date of grant. Compensation cost is recognized for the fair value of the options granted to non-employee directors and consultants as of the date of grant. Under this plan, no options were outstanding as of June 30, 2006. Prior to fiscal 2004, an aggregate of 216,000 options had been granted to directors with a weighted average exercise price of $0.76. There were 129,600, 0 and 86,400 options exercised under this plan during the fiscal years 2006, 2005 and 2004, respectively. There were no other options exercised, cancelled, or forfeited under this plan during the fiscal years 2006, 2005 and 2004. As of June 30, 2006, 2005 and 2004, respectively, 0, 129,600 and
86,400 were exercisable under this plan. No compensation expense was recorded for stock options granted to directors. There are 54,000 options available for future grants under the 2000 Plan.

NOTE 8 - Stock Purchase

In January 2003, the Company repurchased 1,350,000 shares of its common stock from two stockholders, unaffiliated with the Company, at $1.80 per share, a discount from its then current trading price of $1.85. The transaction was approved by the Board of Directors and the purchase price of $2,442,000 (including fees of $5,000), was financed through the Company's revolving line of credit and a new five year term loan from its primary bank for $1,250,000. The term loan was being repaid in 60 equal monthly installments commencing on April 30, 2003. In December 2004, the Company repaid this term loan in full.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan covering all U.S. employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $89,000, $80,000, and $73,000 for the fiscal years ended 2006, 2005 and 2004, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, which do not extend beyond fiscal 2010. Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows:

Year Ending
  June 30,     Amount
-----------   --------
   2007       $ 87,000
   2008         14,000
   2009             --
   2010             --
   2011             --
              --------
   Total      $101,000
              ========

Rent expense, with the exception of the land lease referred to below, totaled approximately $136,000, $138,000 and $192,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Land Lease

On April 26, 1993, one of the Company's foreign subsidiaries entered into a 99 year lease for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $288,000, on which the Company's principal production facility is located.

Letters of Credit

At June 30, 2006, the Company was committed for approximately $710,000 under open commercial letters of credit.

Litigation

In August 2001, a Complaint was filed against the Company by Jose Ramirez and Glenda Ramirez in the Supreme Court of State of New York, County of the Bronx. The Complaint sought $15,000,000 in damages on behalf of Mr. Ramirez and $2,000,000 on behalf of Ms. Ramirez. On May 2, 2006, the Company's motion for summary judgment was granted. As a result, the case against the Company was dismissed.

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

Employment Agreements

As of June 30, 2006, the Company was obligated under three employment agreements and one severance agreement. Compensation under the agreements includes annual salaries approximating $969,000. The employment agreements provide for annual bonuses based upon sales and profits, or a formula to be determined by the Board of Directors, and various severance payments as defined in each agreement. The agreement with the Company's Chief Executive Officer provides for a salary of $495,000, includes additional compensation of 100,000 stock options that vest 20% per year or upon a change in control, as defined, and a termination payment in an amount equal to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined. The employment agreements expire at various times through June 2008.

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

The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for the fiscal years ended June 30, 2006, 2005, and 2004:

                                    2006      2005      2004
                                  -------   -------   -------
                                         (in thousands)
Sales to external customers(1):
   Domestic                       $58,549   $54,654   $48,626
   Foreign                         10,999    10,575     9,467
                                  -------   -------   -------
   Total Net Sales                $69,548   $65,229   $58,093
                                  =======   =======   =======

Identifiable assets:
   United States                  $47,175   $41,753   $40,153
   Dominican Republic (2)          18,924    14,658    13,075
   Other foreign countries          5,623     3,496     3,444
                                  -------   -------   -------
   Total Identifiable Assets      $71,722   $59,907   $56,672
                                  =======   =======   =======

(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of total net sales.

(2) Consists primarily of inventories and fixed assets, which are located at the Company's principal manufacturing facility in the Dominican Republic.

                                   SCHEDULE II

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

            Years Ended June 30, 2006, 2005, and 2004 (In Thousands)

                                             Column B     Column C      Column D      Column E
                                            Balance at   Charged to    Deductions/   Balance at
Column A                                     Beginning    costs and   (recoveries)     end of
Description                                  of period    expenses         (1)         period
-----------                                 ----------   ----------   ------------   ----------
For the year ended June 30, 2004:
   Allowance for doubtful accounts
      (deducted from accounts receivable)      $215         $140           $--          $355
For the year ended June 30, 2005:
   Allowance for doubtful accounts
      (deducted from accounts receivable)      $355         $ 43           $18          $380
For the year ended June 30, 2006:
   Allowance for doubtful accounts
      (deducted from accounts receivable)      $380         $ 70           $30          $420

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

b. Supplementary Financial Data

QUARTERLY RESULTS

The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters (in thousands except for per share data):

                                                Fiscal Year Ended June 30, 2006
                           ------------------------------------------------------------------------
                           First Quarter(1)   Second Quarter(2)   Third Quarter(2)   Fourth Quarter
                           ----------------   -----------------   ----------------   --------------
Net Sales                       $14,180            $17,223             $17,085           $21,060
Gross Profit                      5,125              6,049               6,356             8,411
Income from Operations            1,252              2,264               2,324             3,683
Net Income                          815              1,483               1,475             2,346
Net Income Per Share
   Basic EPS                        .04                .08                 .07               .12
   Diluted EPS                      .04                .07                 .07               .12

                                                Fiscal Year Ended June 30, 2005
                           ---------------------------------------------------------------------------
                           First Quarter(3)   Second Quarter(1)   Third Quarter(1)   Fourth Quarter(1)
                           ----------------   -----------------   ----------------   -----------------
Net Sales                       $13,440            $16,019             $15,743           $20,027
Gross Profit                      4,273              4,918               5,096             9,637
Income from Operations              901              1,450               1,673             4,886
Net Income                          513                872               1,013             3,231
Net Income Per Share(1):
Basic EPS                           .03                .04                 .05               .17
Diluted EPS                         .03                .04                 .05               .16

(1) Restated to reflect the 3:2 stock split effective June 2006 and the 3:2 stock split effective December 2005.

(2)  Restated to reflect the 3:2 stock split effective June 2006.

(3) Restated to reflect the 3:2 stock split effective June 2006, the 3:2 stock split effective December 2005 and the 20% stock dividend effective November 2004.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. At the conclusion of the period ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

Management's Annual Report on Internal Control Over Financial Reporting. Management's Report on Internal Control Over Financial Reporting on page FS-1 is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm. Report of Independent Registered Public Accounting Firm on page FS-2 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except for the following: Our independent registered accounting firm Marcum & Kliegman, LLP ("MK"), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2005, MK had discovered conditions which they deemed to be significant deficiencies, (as defined by standards established by the Public Company Accounting Oversight Board) in our financial statement closing process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiencies related to the timely performance of processes and procedures for the period end closing process and its review by internal accounting personnel. Management has informed MK and the Audit Committee that it will increase its staffing relating to the financial statement closing process to more a adequate level to prevent reoccurrences of this deficiency and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate. Management completed this action during the fourth quarter of fiscal 2006.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Election of Directors", "Corporate Governance and Board Matters", "Executive Compensation", "Beneficial Ownership of Common Stock" and "Principal Accountant Fees" in the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                                          Page
                                                                                                          ----
Management Report on Internal Controls Over Financial Reporting                                           FS-1
Report of Independent Registererd Public Accounting Firm on Internal Control Over Financial Reporting     FS-2
Report of Independent Registered Public Accounting Firm                                                   FS-3
Consolidated Financial Statements:
Consolidated Balance Sheets as of June 30, 2006 and 2005                                                  FS-4
Consolidated Statements of Income for the Fiscal Years Ended June 30, 2006, 2005 and 2004                 FS-6
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended June 30, 2006, 2005 and 2004   FS-7
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2006, 2005 and 2004             FS-8
Notes to Consolidated Financial Statements, June 30, 2006                                                 FS-10

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

(a)3 and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.    Title
-----------    -----
Ex-3.(i)       Certificate of Amendment of Certificate of Incorporation       E-1

Ex-3.(ii)      Certificate of Incorporation as amended                        E-2

Ex-3.(iii)     Amended and Restated By-Laws                                   Exhibit 3.(ii) to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2004

Ex-10.A (i)    Amended and Restated 1992 Incentive Stock Option Plan          Exhibit 10.A(i) to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2005

Ex-10.A (ii)   2002 Employee Stock Option Plan                                Exhibit 10.Y to Report on Form 10-Q for the
                                                                              fiscal quarter ended December 31, 2002

*Ex-10.B       2000 Non-Employee Stock Option Plan                            E-5

Ex-10.C        Loan and Security Agreement with Marine Midland Bank dated     Exhibit 10-C to Report on Form 10-K for the
               as of May 12, 1997                                             fiscal year ended June 30, 2004

Ex-10.D        Revolving Credit Note #1 to Marine Midland Bank dated as of    Exhibit 10-D to Report on Form 10-K for the
               May 12, 1997                                                   fiscal year ended June 30, 2004

Ex-10.E        Revolving Credit Note #2 to Marine Midland Bank dated as of    Exhibit 10-E to Report on Form 10-K for the
               May 12, 1997                                                   fiscal year ended June 30, 2004

Ex-10.F        Promissory Note to Marine Midland Bank dated as of May 12,     Exhibit 10-F to Report on Form 10-K for the
               1997                                                           fiscal year ended June 30, 2004

Ex-10.G        Amendment No. 1 to the Loan and Security Agreement with        Exhibit 10-G to Report on Form 10-K for the
               Marine Midland Bank dated as of May 28, 1998                   fiscal year ended June 30, 2004

Ex-10.H        Term Loan Note to Marine Midland Bank dated as of May 28,      Exhibit 10-H to Report on Form 10-K for the
               1998                                                           fiscal year ended June 30, 2004

*Ex-10.I       Amended and Restated Employment Agreement with Richard         Exhibit 10.I to Report on Form 10-K for fiscal
               Soloway                                                        year ended June 30, 2003

*Ex-10.J       Employment Agreement with Jorge Hevia                          Exhibit 10-J to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2005

Ex-10.K        Amendment No. 2 to the Loan and Security Agreement with HSBC   Exhibit 10-K to Report on Form 10-K for the
               Bank dated as of June 30, 1999                                 fiscal year ended June 30, 2005

*Ex-10.L       Employment Agreement with Michael Carrieri                     Exhibit 10-L to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2005

*Ex-10.M       Indemnification Agreement dated August 9, 1999                 Exhibit 10-M to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2005

Ex-10.O        Amendment No. 4 to Loan and Security Agreement                 Exhibit 10-O to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2005

Ex-10.P        Amendment No. 8 to Loan and Security Agreement                 E-10

Ex-10.Q        Note Modification Agreement                                    Exhibit 10.X to Report on Form 10-K for fiscal
                                                                              year ended June 30, 2001

Ex-10.R        Amendment No. 10 to the Loan and Security Agreement            Exhibit 10.R to Report on Form 10-K for fiscal
                                                                              year ended June 30, 2003

Ex-10.S        Amendment No. 3 to the Loan and Security Agreement             Exhibit 10-S to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2004

Ex-10.T        Amendment No. 9 to the Loan and Security Agreement             Exhibit 10-T to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2004

Ex-10.U        Amendment No. 11 to the Loan and Security Agreement            Exhibit 10-U to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2004

Ex-10.V        Amendment No. 12 to the Loan and Security Agreement            Exhibit 10-V to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2004

Ex-10.W        Amendment No. 13 to the Loan and Security Agreement            Exhibit 10-W to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2004

Ex-14.0        Code of Ethics                                                 Exhibit 14.0 to Report on Form 10-K for the
                                                                              fiscal year ended June 30, 2003

Ex-21.0        Subsidiaries of the Registrant                                 E-18

Ex-23.1        Consent of Independent Auditors                                E-19

Ex-31.1        Section 302 Certification of Chief Executive Officer           E-20

Ex-31.2        Section 302 Certification of Chief Financial Officer           E-21

Ex-32.1        Certification of Chief Executive Officer Pursuant to 18 USC    E-22
               Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002

Ex-32.2        Certification of Chief Financial Officer Pursuant to 18 USC    E-23
               Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 22, 2006

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

Signature                                              Title                         Date
---------                                              -----                         ----


/s/ RICHARD SOLOWAY                     Chairman of the Board of Directors,   September 22, 2006
-------------------------------------   President and Secretary
Richard Soloway                         (Principal Executive Officer)
                                        and Director


/s/ KEVIN S. BUCHEL                     Senior Vice President                 September 22, 2006
-------------------------------------   of Operations and Finance
Kevin S. Buchel                         and Treasurer
                                        (Principal Financial and
                                        Accounting Officer) and Director


/s/ PAUL STEPHEN BEEBER                 Director                              September 22, 2006
-------------------------------------
Paul Stephen Beeber


/s/ RANDY B. BLAUSTEIN                  Director                              September 22, 2006
-------------------------------------
Randy B. Blaustein


/s/ ARNOLD BLUMENTHAL                   Director                               September 22, 2006
-------------------------------------
Arnold Blumenthal


/s/ DONNA SOLOWAY                       Director                              September 22, 2006
-------------------------------------
Donna Soloway


/s/ ANDREW J WILDER                     Director                              September 22, 2006
-------------------------------------
Andrew J. Wilder