Form 10-Q
period 2006-09-30
NAPCO SECURITY SYSTEMS INC
filed 2006-11-08
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

   Large Accelerated Filer     Accelerated Filer  X  Non-Accelerated Filer
                           ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes     No  X
                                     ---    ---

Number of shares outstanding of each of the issuer's classes of common stock, as of: NOVEMBER 8, 2006

COMMON STOCK, $.01 PAR VALUE PER SHARE   20,090,313

                                                                            Page
                                                                            ----
PART I: FINANCIAL INFORMATION

   ITEM 1. Financial Statements

      NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
      INDEX - SEPTEMBER 30, 2006

         Condensed Consolidated Balance Sheets, September 30, 2006 and
         June 30, 2006                                                        3

         Condensed Consolidated Statements of Income for the Three
         Months ended September 30, 2006 and 2005                             4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months ended September 30, 2006 and 2005                             5

         Notes to Condensed Consolidated Financial Statements                 6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk        14

   ITEM 4. Controls and Procedures                                           14

PART II: OTHER INFORMATION                                                   16

SIGNATURE PAGE                                                               17

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30,    June 30,
                                                                2006 (unaudited)     2006
                                                                ----------------   --------
                                                                   (in thousands, except
                                                                        share data)
                            ASSETS
Current Assets:
   Cash and cash equivalents                                         $ 1,066        $ 2,738
   Accounts receivable, less allowance for doubtful accounts          23,818         25,153
   Inventories, net                                                   26,813         22,666
   Prepaid expenses and other current assets                             874            755
   Deferred income taxes                                               1,581          1,531
                                                                     -------        -------
      Total current assets                                            54,152         52,843
Property, plant and equipment, net                                     8,978          9,038
Goodwill                                                               9,686          9,686
Other assets                                                             275            155
                                                                     -------        -------
      Total Assets                                                   $73,091        $71,722
                                                                     =======        =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                  $ 5,998        $ 6,060
   Accrued expenses                                                    1,368          1,372
   Accrued salaries and wages                                          2,399          2,586
   Accrued income taxes                                                2,380          1,877
                                                                     -------        -------
      Total current liabilities                                       12,145         11,895
Long-term debt                                                         4,700          4,700
Accrued income taxes                                                   2,243          2,243
Deferred income taxes                                                  1,961          1,887
Minority interest in subsidiary                                          147            147
                                                                     -------        -------
      Total liabilities                                               21,196         20,872
                                                                     -------        -------
Stockholders' Equity :
   Common stock, par value $.01 per share; 40,000,000 shares
      authorized, 19,955,313 and 19,950,453 shares issued and
      outstanding, respectively                                          200            200
   Additional paid-in capital                                         12,661         12,568
   Retained earnings                                                  39,034         38,082
                                                                     -------        -------
      Total stockholders' equity                                      51,895         50,850
                                                                     -------        -------
      Total Liabilities and Stockholders' Equity                     $73,091        $71,722
                                                                     =======        =======

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                       Three Months Ended
                                                         September 30,
                                                   -------------------------
                                                       2006          2005
                                                   -----------   -----------
                                                     (in thousands, except
                                                   share and per share data)
Net sales                                          $    14,029   $    14,180
Cost of sales                                            8,470         9,055
                                                   -----------   -----------
   Gross Profit                                          5,559         5,125
Selling, general and administrative expenses             3,998         3,873
                                                   -----------   -----------
   Operating Income                                      1,561         1,252
                                                   -----------   -----------
Interest expense, net                                       90            38
Other expenses, net                                          4             4
                                                   -----------   -----------
   Other expenses                                           94            42
                                                   -----------   -----------
   Income Before Minority Interest and Provision
      for Income Taxes                                   1,467         1,210
Minority interest in net loss of subsidiary, net            13            61
                                                   -----------   -----------
   Income Before Provision for Income Taxes              1,480         1,271
Provision for income taxes                                 528           456
                                                   -----------   -----------
   Net Income                                      $       952   $       815
                                                   ===========   ===========
Earnings per share (Note 1 and Note 4) *:
   Basic                                           $      0.05   $      0.04
                                                   ===========   ===========
   Diluted                                         $      0.05   $      0.04
                                                   ===========   ===========
Weighted average number of shares
   outstanding (Note 1 and Note 4) *:
   Basic                                            19,951,298    19,552,415
                                                   ===========   ===========
   Diluted                                          20,807,264    20,569,529
                                                   ===========   ===========

* The 3:2 stock split declared in November 2005 and the 3:2 stock split declared in May 2006 (see Note 1) has been retroactively reflected in all 2005 share and per share data.

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                             Three Months
                                                                                Ended
                                                                            September 30,
                                                                          -----------------
                                                                            2006      2005
                                                                          -------   -------
                                                                            (in thousands)
Cash Flows from Operating Activities:
   Net income                                                             $   952   $   815
   Adjustments to reconcile net income to net cash and cash equivalents
      (used in) provided by operating activities:
      Depreciation and amortization                                           278       254
      (Recovery of) Provision for doubtful accounts                           (40)       68
      Deferred income taxes                                                    24       (24)
      Excess tax benefits from exercise of stock options                       --      (208)
      Non-cash stock based compensation expense                                84        59
   Changes in operating assets and liabilities:
      Accounts receivable                                                   1,375       942
      Inventories                                                          (4,147)   (2,538)
      Prepaid expenses and other current assets                              (119)      (93)
      Other assets                                                           (124)       30
      Accounts payable, accrued expenses, accrued salaries and
         wages, and accrued income taxes                                      250      (166)
                                                                          -------   -------
Net Cash Used in Operating Activities                                      (1,467)     (861)
                                                                          -------   -------
Cash Flows Used in Investing Activities:
   Purchases of property, plant and equipment                                (214)     (470)
                                                                          -------   -------
Cash Flows from Financing Activities:
   Proceeds from exercise of employee stock options                             9       224
   Proceeds from long-term debt                                                --       650
   Excess tax benefits from exercise of stock options                          --       208
                                                                          -------   -------
Net Cash Provided by Financing Activities                                       9     1,082
                                                                          -------   -------
Net (decrease) in Cash and Cash Equivalents                                (1,672)     (249)
Cash and Cash Equivalents, Beginning of Period                              2,738     1,178
                                                                          -------   -------
Cash and Cash Equivalents, End of Period                                  $ 1,066   $   929
                                                                          =======   =======
Cash Paid During the Period for:
   Interest                                                               $    87   $    39
                                                                          =======   =======
   Income taxes                                                           $    --   $   618
                                                                          =======   =======

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.)  Summary of Significant Accounting Policies and Other Disclosures

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full year. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

     The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2006. The accounting policies used in preparing these unaudited Consolidated Financial Statements are consistent with those described in the June 30, 2006 Consolidated Financial Statements. However, for interim financial statements, inventories are calculated using a gross profit percentage.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Income and are expensed as incurred. Advertising expense for the three months ended September 30, 2006 and 2005 was $358,000 and $407,000, respectively.

     Research and Development Costs

     Research and development costs are included in Cost of Sales in the Condensed Consolidated Statements of Income and are expensed as incurred. Research and Development expense for the three months ended September 30, 2006 and 2005 was $1,293,000 and $1,145,000, respectively.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company had two customers with accounts receivable balances that aggregated 35% and 33% of the Company's accounts receivable at September 30, 2006 and June 30, 2006, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three years.

              Accounts Receivable as of
                   (in thousands):
             ---------------------------
             September 30,     June 30,
                 2006           2006
             -------------   -----------
                $     %        $      %
              -----  ---     -----   ---
Customer A    5,027   21%    5,225    21%
Customer B    3,399   14%    3,083    12%
              -----  ---     -----   ---
              8,426   35%    8,308    33%
              =====  ===     =====   ===

     These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on the Company's net sales, cash flows, and/or financial condition. In the ordinary course of business, the Company has established an allowance for doubtful accounts and customer deductions in the amount of $380,000 and $420,000 as of September 30, 2006 and June 30, 2006,
     respectively. The decrease in this allowance related primarily to the Company's recent history of lower bad debt write-offs. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

     Stock Options

     During the three months ended September 30, 2006 the Company granted no stock options under its 2002 Employee Incentive Stock Option Plan. 4,860 options were exercised under this plan during the three months ended September 30, 2006.

     Stock Dividend and Stock Splits

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

     Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined if the adoption of FIN 48 will have a significant impact on the Company's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 is not expected to have a material effect on its consolidated financial statements.

2.)  Employee Stock-based Compensation

     The Company has established two share incentive programs as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2006. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Stock-based compensation costs of $84,000 and $59,000 was recognized in three months ended September 30, 2006 and 2005, respectively. The effect on both Basic and Diluted Earnings per share was $0.004 and $0.007 for the three months ended September 30, 2006 and 2005, respectively.

3.)  Inventories

Inventories consist of (in thousands):

                    September 30,   June 30,
                         2006         2006
                    -------------   --------
Component parts        $16,009       $13,533
Work-in-process          3,070         2,595
Finished products        7,734         6,538
                       -------       -------
                       $26,813       $22,666
                       =======       =======

     For interim financial statements, inventories are calculated using a gross profit percentage. In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales. As of September 30, 2006 and June 30, 2006, balances in these reserves amounted to $836,000 and $987,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data) (Information reflects the stock splits as described in Note
     1):

                                           Three months ended September 30, 2006
                                          ---------------------------------------
                                           Net Income       Shares      Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   ---------
BASIC EPS
Net income attributable to common stock       $952          19,951        $0.05
EFFECT OF DILUTIVE SECURITIES
Employee Stock Options                        $ --             856        $  --
                                              ----          ------        -----
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises               $952          20,807        $0.05
                                              ====          ======        =====

     37,499 options to purchase shares of common stock in the three months ended September 30, 2006 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                           Three months ended September 30, 2005
                                          ---------------------------------------
                                           Net Income       Shares      Per Share
                                          (numerator)   (denominator)    Amounts
                                          -----------   -------------   ---------
BASIC EPS
Net income attributable to common stock       $815          19,552        $0.04
EFFECT OF DILUTIVE SECURITIES
Employee Stock Options                        $ --           1,018        $  --
                                              ----          ------        -----
DILUTED EPS
Net income attributable to common stock
   and assumed option exercises               $815          20,570        $0.04
                                              ====          ======        =====

     No options to purchase shares of common stock in the three months ended September 30, 2005 were excluded in the computation of Diluted EPS because no exercise prices were in excess of the average market price for this period.

5.)  Long Term Debt

     The Company's primary source of financing is an $18,000,000 revolving credit agreement, secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York, common stock of three of the Company's subsidiaries and certain other assets of Napco Security Systems, Inc. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. The agreement has an expiration date of September 2008 and any outstanding borrowings are to be repaid or refinanced on or before that time.

6.)  Geographical Data

     The Company's domestic and foreign sales for the periods presented are summarized in the following tabulation (in thousands):

                                   Three Months Ended
                                     September 30,
                                   ------------------
                                      2006      2005
                                    -------   -------
Sales to external customers (1):
   Domestic                         $11,435   $11,994
   Foreign                            2,594     2,186
                                    -------   -------
   Total Net Sales                  $14,029   $14,180
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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 16% of our revenues for fiscal year 2006 and 18% for the first three months of fiscal 2007.

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

In February 2004 the Company entered into a joint venture with an unrelated company to sell security-related products, including those manufactured by the Company, in the Middle East. The Company owns 51% of the newly formed company, an LLC organized in New York, which has its main operations in the United Arab Emirates. Revenues generated by this joint venture were approximately 2% of our revenues for fiscal 2006 and 3% for the first three months of fiscal 2007.

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in fiscal 2006 did not contribute materially to revenue during fiscal 2006, but should benefit the Company in future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

The post September 11 era has generally been characterized by increased demand of electronic security products and services. The Company believes the security equipment market is likely to continue to exhibit healthy growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards.

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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company had two customers with accounts receivable balances that aggregated 35% and 33% of the Company's accounts receivable at September 30, 2006 and June 30, 2006, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three years.

                 Accounts Receivable
                as of (in thousands):
             --------------------------
             September 30,    June 30,
                 2006           2006
             -------------   ----------
                $      %       $      %
              -----   --     -----   --
Customer A    5,027   21%    5,225   21%
Customer B    3,399   14%    3,083   12%
              -----   ---    -----   ---
              8,426   35%    8,308   33%
              =====   ===    =====   ===

These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on the Company's net sales, cash flows, and/or financial condition. In the ordinary course of business, the Company has established an allowance for doubtful accounts and customer deductions in the amount of $380,000 and $420,000 as of September 30, 2006 and June 30, 2006, respectively. The decrease in this allowance related primarily to the Company's recent history of lower bad debt write-offs. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Income taxes

Deferred income taxes are recognized for the expected future tax consequences of temporary differences between the amounts reflected for financial reporting and tax purposes. Net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. If the Company determines that a deferred tax asset will not be realizable or that a previously reserved deferred tax asset will become realizable, an adjustment to the deferred tax asset will result in a reduction of, or increase to, earnings at that time. The provision for income taxes represents U.S. Federal, state and foreign taxes. Through June 30, 2001, the Company's subsidiary in the Dominican Republic, Napco/Alarm Lock Group International, S.A. ("Napco DR"), was not subject to tax in the United States, as a result, no taxes were provided. Effective July 1, 2001, the Company made a domestication election for Napco DR. Accordingly, its income is subject to taxation in the United States on a going forward basis.

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

The Internal Revenue Service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. The Code is the actual law; a Revenue Procedure is the IRS's interpretation of the law. The Code has a higher level of authority than a Revenue Procedure. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. If challenged, the Company believes that the potential liability would range from $0 to $9,450,000. However, the Company also believes there are other mitigating factors that would limit the amount of the potential liability, and as a result, management accrued a liability of $2,243,000 as of June 30, 2002. The Company's tax provision utilizes estimates made by management and as such, is subject to change as described in Note 1 of the Consolidated financial statements included in the Company's Form 10-K for the year ended June 30, 2006.

Results of Operations

                                        Three months ended September
                                             30, (in thousands)
                                      -------------------------------
                                                          % Increase/
                                        2006      2005     (decrease)
                                      -------   -------   -----------
Net sales                             $14,029   $14,180      (1.1)%
Gross profit                            5,559     5,125       8.5%
Gross profit as a % of net sales         39.6%     36.1%      3.5%
Selling, general and administrative     3,998     3,873       3.2%
Selling, general and administrative
   as a percentage of net sales          28.5%     27.3%      1.2%
Operating income                        1,561     1,252      24.7%
Interest expense                           90        38     136.8%
Other expense                               4         4        --
Minority interest in net loss of
   subsidiary, net                         13        61     (78.7)%
Provision for income taxes                528       456      15.8%
Net income                                952       815      16.8%

Sales for the three months ended September 30, 2006 decreased by approximately 1% to $14,029,000 as compared to $14,180,000 for the same period a year ago. The decrease in sales for the three months was mainly in the Company's intrusion alarm business as partially offset by an increase in sales of the Company's door locking and access control products.

The Company's gross profit for the three months ended September 30, 2006 increased by $434,000 to $5,559,000 or 39.6% of sales as compared to $5,125,000 or 36.1% of sales for the same period a year ago. The increase in gross profit was due primarily to increased overhead absorption resulting from the increased production rate described below, a reduction in the Company's inventory reserves of approximately $150,000, a more favorable product mix resulting from the increased sales of the Company's door locking and access control products as well as a positive raw material pricing variance.

Selling, general and administrative expenses for the three months ended September 30, 2006 increased by $125,000 to $3,998,000, or 28.5% of sales, as compared to $3,873,000, or 27.3% of sales a year ago. The increase in dollars and as a percentage of sales for the three months ended September 30, 2006 was due primarily to expenses relating to the Company's initial audit of its internal controls required by the Sarbanes-Oxley Act of 2002 and commission expense related to increases in sales of the Company's door-locking products as partially offset by a decrease in bad debt expense resulting from the Company's recent history of lower bad debt write-offs. As fiscal 2006 was the initial period requiring an audit by the Company's Independent Registered Public Accounting Firm and that the opinion expressed by them for that period was that our assessment that we maintained effective internal controls over financial reporting was fairly stated, Management believes that these audit expenses will be reduced for fiscal 2007 as much of the documentation performed for the initial assessment and audit will be utilized in subsequent periods.

Interest expense, net for the three months ended September 30, 2006 increased by $52,000 to $90,000 as compared to $38,000 for the same period a year ago. The increase in the first quarter of fiscal 2006 resulted primarily from the increase in the Company's average outstanding debt, the result of the Company's increase in inventory as discussed below, as well as in interest rates as compared to those from the same period a year ago.

The Company's provision for income taxes for the three months ended September 30, 2006 increased by $72,000 to $528,000 as compared to $456,000 for the same period a year ago. The tax provision for the three months ended September 30, 2006 is calculated using an estimated annual effective tax rate of 35.65%. The increase in provision for income taxes resulted from the increase in Income before income tax.

Net income increased by $137,000 to $952,000 or $0.05 per share for the three months ended September 30, 2006 as compared to $815,000 or $0.04 per share for the same period a year ago. This increase was primarily due to the aforementioned increase gross profit as partially offset by the increases in selling, general and administrative expenses, net of the related increase in provision for income taxes. The effect of the 3-for-2 stock splits discussed above has been retroactively reflected in all fiscal 2005 per share data.

Liquidity and Capital Resources

During the three months ended September 30, 2006 the Company utilized all of its cash generated from operations to purchase property, plant and equipment ($214,000) and invest in additional inventory ($4,147,000) as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at September 30, 2006 decreased $1,335,000 to $23,818,000 as compared to $25,153,000 at June 30, 2006. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2006 as compared to the quarter ended September 30, 2006 as partially offset by extended terms granted to certain of the Company's customers during the quarter ended June 30, 2006. Certain of these terms extended beyond September 30, 2006.

Inventory at September 30, 2006 increased by $4,147,000 to $26,813,000 as compared to $22,666,000 at June 30, 2006. This increase was primarily the result of the Company level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters as well as producing inventory based on a production plan to support higher projected sales in fiscal 2007 as compared to fiscal 2006 as well as additional inventory to support the introduction of the Company's new Freedom 64 code-less intrusion alarm system and it's V-cam remote access video surveillance system..

As of September 30, 2006, the Company's credit facility consisted of an $18,000,000 secured revolving credit agreement. As of September 30, 2006 there was approximately $13,300,000 available under the secured revolving credit facility. This credit facility expires in September 2008.

As of September 30, 2006 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At September 30, 2006, an aggregate principal amount of approximately $4,700,000 was outstanding under the Company's credit facility. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $47,000 in interest that year.

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

At the conclusion of the period ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

During the first quarter of fiscal 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

     Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2006 during the three months ended September 30, 2006

Item 6. Exhibits

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

November 8, 2006

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