Form 10-Q
period 2006-12-31
NAPCO SECURITY SYSTEMS INC
filed 2007-02-09
CIK 69633

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2006

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

Number of shares outstanding of each of the issuer's classes of common stock, as of: FEBRUARY 6, 2007

                COMMON STOCK, $.01 PAR VALUE PER SHARE 20,090,313

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

   ITEM 1. Financial Statements

      NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
      INDEX - DECEMBER 31, 2006

         Condensed Consolidated Balance Sheets, December 31, 2006 and
         June 30, 2006                                                        3

         Condensed Consolidated Statements of Income for the Three
         Months ended December 31, 2006 and 2005                              4

         Condensed Consolidated Statements of Income for the Six
         Months ended December 31, 2006 and 2005                              5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months ended December 31, 2006 and 2005                              6

         Notes to Condensed Consolidated Financial Statements                 7

   ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk        17

   ITEM 4. Controls and Procedures                                           17

PART II: OTHER INFORMATION                                                   18

SIGNATURE PAGE                                                               19

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                            2006       June 30,
                                                         (unaudited)     2006
                                                        ------------   --------
                                                          (in thousands, except
                                                               share data)
                        ASSETS
Current Assets:
   Cash and cash equivalents                               $   731      $ 2,738
   Accounts receivable, less allowance for doubtful
      accounts                                              22,774       25,153
   Inventories, net                                         30,766       22,666
   Prepaid expenses and other current assets                 1,168          755
   Deferred income taxes                                     1,701        1,531
                                                           -------      -------
      Total current assets                                  57,140       52,843
Property, plant and equipment, net                           9,065        9,038
Goodwill                                                     9,686        9,686
Other assets                                                   267          155
                                                           -------      -------
      Total Assets                                         $76,158      $71,722
                                                           =======      =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                        $ 6,374      $ 6,060
   Accrued expenses                                          1,325        1,372
   Accrued salaries and wages                                2,437        2,586
   Accrued income taxes                                        558        1,877
                                                           -------      -------
      Total current liabilities                             10,694       11,895
Long-term debt                                               7,700        4,700
Accrued income taxes                                         2,243        2,243
Deferred income taxes                                        2,032        1,887
Minority interest in subsidiary                                147          147
                                                           -------      -------
      Total liabilities                                     22,816       20,872
                                                           -------      -------
Stockholders' Equity :
   Common stock, par value $.01 per share; 40,000,000
      shares authorized, 20,090,313 and 19,950,453
      shares issued and outstanding, respectively              201          200
   Additional paid-in capital                               12,963       12,568
   Retained earnings                                        40,178       38,082
                                                           -------      -------
      Total stockholders' equity                            53,342       50,850
                                                           -------      -------
   Total Liabilities and Stockholders' Equity              $76,158      $71,722
                                                           =======      =======

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                    -------------------------
                                                        2006          2005
                                                    -----------   -----------
                                                      (in thousands, except
                                                    share and per share data)
Net sales                                           $    16,077   $    17,223
Cost of sales                                            10,252        11,174
                                                    -----------   -----------
   Gross Profit                                           5,825         6,049
Selling, general and administrative expenses              3,981         3,785
                                                    -----------   -----------
   Operating Income                                       1,844         2,264
                                                    -----------   -----------
Interest expense, net                                       119            60
Other expenses, net                                           5             2
                                                    -----------   -----------
   Other expenses                                           124            62
                                                    -----------   -----------
   Income Before Minority Interest and
      Provision for Income Taxes                          1,720         2,202
Minority interest in net loss of subsidiary, net             41            54
                                                    -----------   -----------
   Income Before Provision for Income Taxes               1,761         2,256
Provision for income taxes                                  617           773
                                                    -----------   -----------
   Net Income                                       $     1,144   $     1,483
                                                    ===========   ===========
Earnings per share (Note 1 and Note 4) *: Basic     $      0.06   $      0.07
                                                    ===========   ===========
                                          Diluted   $      0.06   $      0.07
                                                    ===========   ===========
Weighted average number of shares
   outstanding (Note 1 and Note 4) *:     Basic      20,034,552    19,775,998
                                                    ===========   ===========
                                          Diluted    20,628,793    20,593,902
                                                    ===========   ===========

* The 3:2 stock split declared in May 2006 (see Note 1) has been retroactively reflected in all 2005 share and per share data.

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                         Six Months Ended
                                                           December 31,
                                                    -------------------------
                                                        2006          2005
                                                    -----------   -----------
                                                      (in thousands, except
                                                    share and per share data)
Net sales                                           $    30,106   $    31,403
Cost of sales                                            18,722        20,229
                                                    -----------   -----------
   Gross Profit                                          11,384        11,174
Selling, general and administrative expenses              7,979         7,658
                                                    -----------   -----------
   Operating Income                                       3,405         3,516
                                                    -----------   -----------
Interest expense, net                                       209            98
Other expenses, net                                           9             6
                                                    -----------   -----------
   Other expenses                                           218           104
                                                    -----------   -----------
   Income Before Minority Interest and
      Provision for Income Taxes                          3,187         3,412
Minority interest in net loss of subsidiary, net             54           115
                                                    -----------   -----------
   Income Before Provision for Income Taxes               3,241         3,527
Provision for income taxes                                1,145         1,229
                                                    -----------   -----------
   Net Income                                       $     2,096   $     2,298
                                                    ===========   ===========
Earnings per share (Note 1 and Note 4) *: Basic     $      0.10   $      0.12
                                                    ===========   ===========
                                          Diluted   $      0.10   $      0.11
                                                    ===========   ===========
Weighted average number of shares
   outstanding (Note 1 and Note 4) *:     Basic      19,992,925    19,662,681
                                                    ===========   ===========

                                          Diluted    20,715,830    20,580,189
                                                    ===========   ===========

* The 3:2 stock split declared in May 2006 (see Note 1) has been retroactively reflected in all 2005 share and per share data.

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                     Six Months Ended
                                                       December 31,
                                                    -----------------
                                                      2006     2005
                                                    -------   -------
                                                      (in thousands)
Cash Flows from Operating Activities:
   Net income                                       $ 2,096   $ 2,298
   Adjustments to reconcile net income to net
      cash and cash equivalents (used in)
      operating activities:
      Depreciation and amortization                     564       520
      (Recovery of) Provision for doubtful
         accounts                                       (70)       20
      Deferred income taxes                             (25)      (90)
      Excess tax benefits from exercise of stock
         options                                         --      (210)
      Non-cash stock based compensation expense         228       115
   Changes in operating assets and liabilities:
      Accounts receivable                             2,449       595
      Inventories                                    (8,100)   (4,806)
      Prepaid expenses and other current assets        (413)      (16)
      Other assets                                     (116)       61
      Accounts payable, accrued expenses, accrued
         salaries and wages, and accrued income
         taxes                                       (1,201)      (72)
                                                    -------   -------
Net Cash Used in Operating Activities                (4,588)   (1,585)
                                                    -------   -------
Cash Flows Used in Investing Activities:
   Purchases of property, plant and equipment          (587)   (1,010)
                                                    -------   -------
Cash Flows from Financing Activities:
   Proceeds from exercise of employee stock
      options                                           168       279
   Proceeds from long-term debt                       3,000     1,750
   Excess tax benefits from exercise of stock
      options                                            --       210
                                                    -------   -------
Net Cash Provided by Financing Activities             3,168     2,239
                                                    -------   -------
Net (decrease) in Cash and Cash Equivalents          (2,007)     (356)
Cash and Cash Equivalents, Beginning of Period        2,738     1,178
                                                    -------   -------
Cash and Cash Equivalents, End of Period            $   731   $   822
                                                    =======   =======
Cash Paid During the Period for:
   Interest                                         $   182   $    87
                                                    =======   =======
   Income taxes                                     $ 2,488   $ 1,604
                                                    =======   =======

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.)  Summary of Significant Accounting Policies and Other Disclosures

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended December 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Income and are expensed as incurred. Advertising expense for the three months ended December 31, 2006 and 2005 was $340,000 and $185,000, respectively. Advertising expense for the six months ended December 31, 2006 and 2005 was $698,000 and $592,000, respectively.

     Research and Development Costs

     Research and development costs are included in Cost of Sales in the Condensed Consolidated Statements of Income and are expensed as incurred. Research and Development expense for the three months ended December 31, 2006 and 2005 was $1,320,000 and $1,258,000, respectively. Research and Development expense for the six months ended December 31, 2006 and 2005 was $2,613,000 and $2,403,000, respectively.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts Receivable as follows (in thousands):

              Sales for the three months     Sales for the six months
                  ended December 31,            ended December 31,
             ---------------------------   ---------------------------
                 2006           2005           2006           2005
             ------------   ------------   ------------   ------------
                $      %       $      %       $      %       $      %
             ------   ---   ------   ---   ------   ---   ------   ---
Customer A   $1,242     8%  $1,245     7%  $2,406     8%  $2,562     8%
Customer B    1,893    12%   1,740    10%   2,520     8%   2,427     8%
             ------   ---   ------   ---   ------   ---   ------   ---
             $3,135    20%  $2,985    17%  $4,926    16%  $4,989    16%
             ======   ===   ======   ===   ======   ===   ======   ===

                           Accounts Receivable as of:


             December 31,     June 30,
                 2006           2006
             ------------   ------------
                $      %       $      %
             ------   ---   ------   ---
Customer A   $5,090    22%  $5,225    21%
Customer B    3,623    16%   3,083    12%
             ------   ---   ------   ---
             $8,713    38%  $8,308    33%
             ======   ===   ======   ===

     These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on the Company's net sales, cash flows, and/or financial condition. In the ordinary course of business, the Company has established an allowance for doubtful accounts and customer deductions in the amount of $350,000 and $420,000 as of December 31, 2006 and June 30, 2006,
     respectively. The decrease in this allowance related primarily to the Company's recent history of lower bad debt write-offs. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

     Stock Options

     During the three and six months ended December 31, 2006 the Company granted 66,500 stock options under its 2002 Employee Incentive Stock Option Plan. These grants have exercise prices between $6.02 and $6.62, a fair market value of $259,000 and vest over a four year period from the date of grant. 135,000 and 139,860 ISO options were exercised under this plan with proceeds of $160,000 and $169,000 during the three and six months ended December 31, 2006, respectively.

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

     Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined if the adoption of FIN 48 will have a significant impact on the Company's consolidated financial statements.

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

     In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB No. 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company's adoption of SAB No. 108 did not have a material impact on its condensed consolidated financial statements.

2.)   Employee Stock-based Compensation

     The Company has established two share incentive programs as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2006. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Stock-based compensation costs of $144,000 and $56,000 were recognized in three months ended December 31, 2006 and 2005, respectively. Stock-based compensation costs of $228,000 and $115,000 were recognized in six months ended December 31, 2006 and 2005, respectively. The effect on both Basic and Diluted Earnings per share was $0.007 and $0.003 for the three months ended December 31, 2006 and 2005, respectively. The effect on both Basic and Diluted Earnings per share was $0.011 and $0.006 for the six months ended December 31, 2006 and 2005, respectively.

3.)  Inventories

     Inventories consist of (in thousands):

                    December 31,   June 30,
                        2006         2006
                    ------------   --------
Component parts        $18,370      $13,533
Work-in-process          3,521        2,595
Finished products        8,875        6,538
                       -------      -------
                       $30,766      $22,666
                       =======      =======

     For interim financial statements, inventories are calculated using a gross profit percentage. In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales. As of December 31, 2006 and June 30,

     2006, balances in these reserves amounted to $836,000 and $987,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data) (Information reflects the stock splits as described in Note
     1):

                                  Three months ended December 31, 2006
                                ---------------------------------------
                                 Net Income       Shares      Per Share
                                (numerator)   (denominator)    Amounts
                                -----------   -------------   ---------
BASIC EPS
Net income, as reported            $1,144         20,035        $0.06
EFFECT OF DILUTIVE SECURITIES
Employee Stock Options             $   --            594        $  --
                                   ------         ------        -----
DILUTED EPS
Net income, as reported and
   assumed option exercises        $1,144         20,629        $0.06
                                   ======         ======        =====

     55,434 options to purchase shares of common stock in the three months ended December 31, 2006 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                  Three months ended December 31, 2005
                                ---------------------------------------
                                Net Income       Shares       Per Share
                                (numerator)   (denominator)    Amounts
                                -----------   -------------   ---------
BASIC EPS
Net income, as reported            $1,483         19,776        $0.07
EFFECT OF DILUTIVE SECURITIES
Employee Stock Options             $   --            818        $  --
                                   ------         ------        -----
DILUTED EPS
Net income, as reported and
   assumed option exercises        $1,483         20,594        $0.07
                                   ======         ======        =====

     No options to purchase shares of common stock in the three months ended December 31, 2005 were excluded in the computation of Diluted EPS because no exercise prices were in excess of the average market price for this period.

                                   Six months ended December 31, 2006
                                ---------------------------------------
                                Net Income        Shares      Per Share
                                (numerator)   (denominator)    Amounts
                                -----------   -------------   ---------
BASIC EPS
Net income, as reported            $2,096         19,993        $0.10
EFFECT OF DILUTIVE SECURITIES
Employee Stock Options             $    -            723        $  --
                                   ------         ------        -----
DILUTED EPS
Net income, as reported and
   assumed option exercises        $2,096         20,716        $0.10
                                   ======         ======        =====

     46,466 options to purchase shares of common stock in the six months ended December 31, 2006 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                   Six months ended December 31, 2005
                                ---------------------------------------
                                 Net Income      Shares       Per Share
                                (numerator)   (denominator)    Amounts
                                -----------   -------------   ---------
BASIC EPS
Net income attributable,
   as reported                     $2,298         19,662       $ 0.12
EFFECT OF DILUTIVE SECURITIES
Employee Stock Options             $   --            918       $(0.01)
                                   ------         ------       ------
DILUTED EPS
Net income, as reported and
   assumed option exercises        $2,298         20,580       $ 0.11
                                   ======         ======       ======

     No options to purchase shares of common stock in the six months ended December 31, 2005 were excluded in the computation of Diluted EPS because no exercise prices were in excess of the average market price for this period.

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

6.)  Geographical Data

     The Company's domestic and foreign sales for the periods presented are summarized in the following tabulation (in thousands):

                                      Three Months          Six Months
                                   Ended December 31,   Ended December 31,
                                   ------------------   ------------------
                                      2006      2005       2006      2005
                                    -------   -------    -------   -------
Sales to external customers (1):
Domestic                            $14,374   $14,688    $25,809   $26,682
Foreign                               1,703     2,535      4,297     4,721
                                    -------   -------    -------   -------
Total Net Sales                     $16,077   $17,223    $30,106   $31,403
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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 16% of our revenues for fiscal year 2006 and 14% for the first six months of fiscal 2007.

The Company owns and operates manufacturing facilities in Amityville, New York and the Dominican Republic. A significant portion of our operating costs are fixed, and do not fluctuate with changes in customer demand or utilization of our manufacturing capacity. As production rises and factory utilization increases, the fixed costs are spread over increased output, which has a positive impact on profit margins. Conversely, when production and factory utilization decline our fixed costs are spread over reduced levels, thereby having a negative impact on profit margins.

In February 2004 the Company entered into a joint venture with an unrelated company to sell security-related products, including those manufactured by the Company, in the Middle East. The Company owns 51% of the newly formed company, an LLC organized in New York, which has its main operations in the United Arab Emirates. Revenues generated by this joint venture were approximately 2% of our revenues for fiscal 2006 and 2% for the first six months of fiscal 2007.

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

Economic and Other Factors

The post September 11 era has generally been characterized by increased demand for electronic security products and services. The Company believes the security equipment market is likely to continue to exhibit healthy growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards.

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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts Receivable as follows (in thousands):

                 Sales for the three            Sales for the six
              months ended December 31,     months ended December 31,
             ---------------------------   ---------------------------
                 2006           2005           2006           2005
             ------------   ------------   ------------   ------------
                $      %       $      %       $      %       $      %
             ------   ---   ------   ---   ------   ---   ------   ---
Customer A   $1,242     8%  $1,245     7%  $2,406     8%  $2,562     8%
Customer B    1,893    12%   1,740    10%   2,520     8%   2,427     8%
             ------   ---   ------   ---   ------   ---   ------   ---
             $3,135    20%  $2,985    17%  $4,926    16%  $4,989    16%
             ======   ===   ======   ===   ======   ===   ======   ===

                           Accounts Receivable as of:


             December 31,
                2006        June 30, 2006
             ------------   -------------
                $      %       $       %
             ------   ---   ------   ----
Customer A   $5,090    22%  $5,225    21%
Customer B    3,623    16%   3,083    12%
             ------   ---   ------   ---
             $8,713    38%  $8,308    33%
             ======   ===   ======   ===

These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on the Company's net sales, cash flows, and/or financial condition. In the ordinary course of business, the Company has established an allowance for doubtful accounts and customer deductions in the amount of $350,000 and $420,000 as of December 31, 2006 and June 30, 2006, respectively. The decrease in this allowance related primarily to the Company's recent history of lower bad debt write-offs.

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

The Internal Revenue Service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. The Code is the actual law; a Revenue Procedure is the IRS's interpretation of the law. The Code has a higher level of authority than a Revenue Procedure. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. If challenged, the Company originally determined that the potential liability would range from $0 to $9,450,000. However, the Company also believes there are other mitigating factors that would limit the amount of the potential liability, and as a result, management accrued a liability of $2,243,000 as of June 30, 2002. Currently, the Company is expecting to reduce this accrued liability by $400,000 in March 2007 and the balance in fiscal 2008. The Company's tax provision utilizes estimates made by management and as such, is subject to change as described in Note 1 of the Consolidated financial statements included in the Company's Form 10-K for the year ended June 30, 2006.

Results of Operations

                                      Three months ended December 31,    Six months ended December 31,
                                               (in thousands)                    (in thousands)
                                      -------------------------------   -------------------------------
                                                          % Increase/                       % Increase/
                                        2006      2005    (decrease)      2006      2005    (decrease)
                                      -------   -------   -----------   -------   -------   -----------
Net sales                             $16,077   $17,223      (6.7)%     $30,106   $31,403      (4.1)%
Gross profit                            5,825     6,049      (3.7)%      11,384    11,174       1.9%
Gross profit as a % of net sales         36.2%     35.1%      1.1%         37.8%     35.6%      2.2%
Selling, general and administrative     3,981     3,785       5.2%        7,979     7,658       4.2%
Selling, general and administrative
   as a percentage of net sales          24.8%     22.0%      2.8%         26.5%     24.4%      2.1%
Operating income                        1,844     2,264     (18.6)%       3,405     3,516      (3.2)%
Interest expense                          119        60      98.3%          209        98     113.3%
Other expense                               5         2       150%            9         6      50.0%
Minority interest in net loss of
   subsidiary, net                         41        54     (24.1)%          54       115     (53.0)%
Provision for income taxes                617       773     (20.2)%       1,145     1,229      (6.8)%
Net income                              1,144     1,483     (22.9)%       2,096     2,298      (8.8)%

Sales for the three months ended December 31, 2006 decreased by approximately 7% to $16,077,000 as compared to $17,223,000 for the same period a year ago. Sales for the six months ended December 31, 2006 decreased by approximately 4% to $30,106,000 as compared to $31,403,000 for the same period a year ago. The decrease in sales for the six months occurred primarily within the three months ended December 31, 2006 and was due to lower sales in the Company's European market.

The Company's gross profit for the three months ended December 31, 2006 decreased by $224,000 to $5,825,000 or 36.2% of sales as compared to $6,049,000 or 35.1% of sales for the same period a year ago. The Company's gross profit for the six months ended December 31, 2006 increased by $210,000 to $11,384,000 or 37.8% of sales as compared to $11,174,000 or 35.6% of sales for the same period a year ago. The decrease in gross profit for the three months was due primarily to the lower sales for the period as partially offset by increased overhead absorption resulting from the increased production rate described below, a more favorable product mix resulting from the increased sales of the Company's door locking and access control products as well as a positive raw material pricing variance. The increase in gross profit for the six months was due primarily to the same factors affecting the three months as well as a reduction in the first fiscal quarter in the Company's inventory reserves of approximately $150,000.

Selling, general and administrative expenses for the three months ended December 31, 2006 increased by $196,000 to $3,981,000, or 24.8% of sales, as compared to $3,785,000, or 22.0% of sales a year ago. Selling, general and administrative expenses for the six months ended December 31, 2006 increased by $321,000 to $7,979,000, or 26.5% of sales, as compared to $7,658,000, or 24.4% of sales a year ago. The increase in dollars and as a percentage of sales for the three and six months ended December 31, 2006 was due primarily to additional corporate sales staffing, increased advertising of the Company's access control products, and commission expense related to increases in sales of the Company's door-locking products as partially offset by a decrease in bad debt expense resulting from the Company's recent history of lower bad debt write-offs. In addition, the increase for the six months also resulted from additional expenses relating to the Company's initial audit of its internal controls required by the Sarbanes-Oxley Act of 2002. As fiscal 2006 was the initial period requiring an audit by the Company's Independent Registered Public Accounting Firm and that the opinion expressed by them for that period was that our assessment that we maintained effective internal controls over financial reporting was fairly stated, Management believes that these audit expenses will be reduced for fiscal 2007 as much of the documentation performed for the initial assessment and audit will be utilized in subsequent periods.

Interest expense, net for the three months ended December 31, 2006 increased by $59,000 to $119,000 as compared to $60,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2006 increased by $111,000 to $209,000 as compared to $98,000 for the same period a year ago. The increase in each of the first two quarters of fiscal 2006 resulted primarily from the increase in the Company's average outstanding debt, the result of the Company's increase in inventory as discussed below, as well as in interest rates as compared to those from the same period a year ago.

The Company's provision for income taxes for the three months ended December 31, 2006 decreased by $156,000 to $617,000 as compared to $773,000 for the same period a year ago. The Company's provision for income taxes for the six months ended December 31, 2006 decreased by $84,000 to $1,145,000 as compared to $1,229,000 for the same period a year ago. The tax provision for the three and six months ended December 31, 2006 is calculated using an estimated annual effective tax rate of 36% and 35%, respectively. The decrease in provision for income taxes resulted from the decrease in Income before income tax.

Net income decreased by $339,000 to $1,144,000 or $0.06 per diluted share for the three months ended December 31, 2006 as compared to $1,483,000 or $0.07 per diluted share for the same period a year ago. Net income decreased by $202,000 to $2,096,000 or $0.10 per diluted share for the six months ended December 31, 2006 as compared to $2,298,000 or $0.11 per diluted share for the same period a year ago. These decreases were primarily due to the aforementioned decreases in net sales and gross profit and increases in selling, general and administrative expenses, net of the related decrease in provision for income taxes. In addition, the decrease for the three months also resulted from the aforementioned decrease in Gross profit. The effect of the 3-for-2 stock splits discussed above has been retroactively reflected in all fiscal 2005 per share data.

Liquidity and Capital Resources

During the six months ended December 31, 2006 the Company utilized $4.6 million of cash in operations as well as $3,000,000 in additional borrowings to purchase property, plant and equipment ($587,000). One of the key factors in the use of operating cash was our investment in additional inventory ($8,100,000) as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at December 31, 2006 decreased $2,379,000 to $22,774,000 as compared to $25,153,000 at June 30, 2006. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2006 as compared to the quarter ended December 31, 2006 as partially offset by extended terms granted to certain of the Company's customers during the quarter ended June 30, 2006. Certain of these terms extended beyond December 31, 2006.

Inventory at December 31, 2006 increased by $8,100,000 to $30,766,000 as compared to $22,666,000 at June 30, 2006. This increase was primarily the result of the Company level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters as well as producing additional inventory to support the introduction of the Company's new Freedom 64 code-less intrusion alarm system and several other key new products as well as to support a projection of higher sales in the first two quarters of fiscal 2007. Because these levels have not yet been realized, subsequent to December 2006, the Company has reduced its purchasing levels, manufacturing labor and production output accordingly with the intention of reducing these inventory levels.

As of December 31, 2006, the Company's credit facility consisted of an $18,000,000 secured revolving credit agreement. As of December 31, 2006 there was approximately $10,300,000 available under the secured revolving credit facility. This credit facility expires in September 2008.

As of December 31, 2006 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At December 31, 2006, an aggregate principal amount of approximately $7,700,000 was outstanding under the Company's credit facility. If principal amounts outstanding under the Company's credit facility remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $77,000 in interest that year.

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

At the conclusion of the period ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

During the second quarter of fiscal 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

     Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2006 during the three months ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders ("the Annual Meeting") was held on December 6, 2006.

     (c) At the Annual Meeting, three directors were re-elected as directors through 2009:

               Paul Stephen Beeber - 18,774,133 votes "for", 351,363 votes "withheld",

               Randy B. Blaustein - 17,670,179 votes "for", 1,455,317 votes "withheld", and

               Donna A. Soloway - 17,633,163 votes "for", 1,492,333 votes "withheld",

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

February 9, 2007

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