Form 10-Q
period 2007-03-31
NAPCO SECURITY SYSTEMS INC
filed 2007-05-10
CIK 69633

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.



Commission File number:                 0-10004
                       ---------------------------------------------------------


                          NAPCO SECURITY SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                      11-2277818
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation of organization)


     333 Bayview Avenue
     Amityville, New York                                  11701
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


                                 (631) 842-9400
              ---------------------------------------------------
              (Registrant's telephone number including area code)

                                    None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                Yes        X         No
                     -------------      -------------


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer       Accelerated Filer  X    Non-Accelerated Filer
                       -----                   -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                Yes           No  X
                    -----       -----


Number of shares outstanding of each of the issuer's classes of common stock, as
of:    MAY 8, 2007

                COMMON STOCK, $.01 PAR VALUE PER SHARE 19,815,313

                                                                                                Page
                                                                                                ----
PART I: FINANCIAL INFORMATION

        ITEM 1. Financial Statements

                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                INDEX - MARCH 31, 2007

                        Condensed Consolidated Balance Sheets, March 31, 2007 and
                        June 30, 2006                                                            3

                        Condensed Consolidated Statements of Income for the Three
                        Months ended March 31, 2007 and 2006                                     4

                        Condensed Consolidated Statements of Income for the Nine
                        Months ended March 31, 2007 and 2006                                     5

                        Condensed Consolidated Statements of Cash Flows for the Nine
                        Months ended March 31, 2007 and 2006                                     6

                        Notes to Condensed Consolidated Financial Statements                     7


        ITEM 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                           13

        ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                      18

        ITEM 4. Controls and Procedures                                                         18


PART II:  OTHER INFORMATION                                                                     20


SIGNATURE PAGE                                                                                  21

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,         June 30,
                        ASSETS                                                   2007 (unaudited)      2006
                                                                                -----------        -----------
                                                                                (in thousands, except share data)
Current Assets:
       Cash and cash equivalents                                                $     1,202        $     2,738
       Accounts receivable, less allowance for doubtful accounts                     22,343             25,153
       Inventories, net                                                              31,784             22,666
       Prepaid expenses and other current assets                                        796                755
       Deferred income taxes                                                          1,735              1,531


                Total current assets                                                 57,860             52,843

Property, plant and equipment, net                                                    8,967              9,038
Goodwill                                                                              9,686              9,686
Other assets                                                                            303                155


                Total Assets                                                    $    76,816        $    71,722
                                                                                ===========        ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                                         $     5,602        $     6,060
       Accrued expenses                                                               1,303              1,372
       Accrued salaries and wages                                                     2,092              2,586
       Accrued income taxes                                                           1,087              1,877


                Total current liabilities                                            10,084             11,895

Long-term debt                                                                        9,200              4,700
Accrued income taxes                                                                  1,836              2,243
Deferred income taxes                                                                 1,911              1,887
Minority interest in subsidiary                                                         147                147

            Total liabilities                                                        23,178             20,872

Stockholders' Equity:
       Common stock, par value $.01 per share; 40,000,000 shares
        authorized, 20,090,313 and 19,950,453 shares issued and
        19,910,713 and 19,950,453 shares outstanding, respectively                      201                200
       Additional paid-in capital                                                    13,071             12,568
       Retained earnings                                                             41,310             38,082
       Less: Treasury Stock, at cost (179,600 shares)                                  (944)                 -


Total stockholders' equity                                                           53,638             50,850

                Total Liabilities and Stockholders' Equity                      $    76,816        $    71,722

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                   2007               2006
                                                                                -----------        -----------
                                                                                  (in thousands, except share
                                                                                       and per share data)

Net sales                                                                       $    15,566        $    17,085
Cost of sales                                                                        10,072             10,729
                                                                                -----------        -----------

        Gross Profit                                                                  5,494              6,356
Selling, general and administrative expenses                                          4,226              4,032
                                                                                -----------        -----------
        Operating Income                                                              1,268              2,324
                                                                                -----------        -----------

Interest expense, net                                                                   168                 68
Other expenses, net                                                                       4                  4
                                                                                -----------        -----------
        Other expenses                                                                  172                 72
                                                                                -----------        -----------
        Income Before Minority Interest and Provision for Income Taxes                1,096              2,252

Minority interest in net loss (income) of subsidiary, net                                41                 (2)
                                                                                -----------        -----------
        Income Before Provision for Income Taxes                                      1,137              2,250

Provision for income taxes                                                                5                775
                                                                                -----------        -----------
        Net Income                                                              $     1,132        $     1,475
                                                                                ===========        ===========

Earnings per share (Note 1 and Note 4) *:       Basic                           $      0.06        $      0.07
                                                                                ===========        ===========
                                                Diluted                         $      0.06        $      0.07
                                                                                ===========        ===========

Weighted average number of shares
        outstanding (Note 1 and Note 4) *:      Basic                            20,078,996         19,868,077
                                                                                ===========        ===========
                                                Diluted                          20,576,505         20,711,439
                                                                                ===========        ===========

* The 3:2 stock split declared in May 2006 (see Note 1) has been retroactively reflected in all 2006 share and per share data.

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                     Nine Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                  2007                2006
                                                                                -----------        -----------
                                                                                  (in thousands, except share
                                                                                       and per share data)

Net sales                                                                       $    45,672        $    48,488
Cost of sales                                                                        28,794             30,958
                                                                                -----------        -----------

        Gross Profit                                                                 16,878             17,530
Selling, general and administrative expenses                                         12,205             11,690
                                                                                -----------        -----------
        Operating Income                                                              4,673              5,840
                                                                                -----------        -----------

Interest expense, net                                                                   377                166
Other expenses, net                                                                      13                 10
                                                                                -----------        -----------
        Other expenses                                                                  390                176
                                                                                -----------        -----------
        Income Before Minority Interest and Provision for Income Taxes                4,283              5,664

Minority interest in net loss of subsidiary, net                                         95                113
                                                                                -----------        -----------
        Income Before Provision for Income Taxes                                      4,378              5,777

Provision for income taxes                                                            1,150              2,004
                                                                                -----------        -----------

        Net Income                                                              $     3,228        $     3,773
                                                                                ===========        ===========

Earnings per share (Note 1 and Note 4) *:       Basic                           $      0.16        $      0.19
                                                                                ===========        ===========
                                                Diluted                         $      0.16        $      0.18
                                                                                ===========        ===========

Weighted average number of shares
        outstanding (Note 1 and Note 4) *:      Basic                            20,021,196         19,730,146
                                                                                ===========        ===========
                                                Diluted                          20,673,139         20,581,389
                                                                                ===========        ===========

* The 3:2 stock split declared in May 2006 (see Note 1) has been retroactively reflected in all 2006 share and per share data.

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     Nine Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                   2007               2006
                                                                                -----------        -----------
                                                                                       (in thousands)
Cash Flows from Operating Activities:
        Net income                                                              $     3,228        $     3,773
        Adjustments to reconcile net income to net cash and cash equivalents
         (used in) operating activities:
                Depreciation and amortization                                           861                811
                (Recovery of) provision for doubtful accounts                           (80)               105
                Deferred income taxes                                                  (180)               (83)
                Excess tax benefits from exercise of stock options                        -               (210)
                Non-cash stock based compensation expense                               336                312
        Changes in operating assets and liabilities:
                Accounts receivable                                                   2,890              1,065
                Inventories                                                          (9,118)            (6,873)
                Prepaid expenses and other current assets                               (41)              (154)
                Other assets                                                           (152)                65
                Accounts payable, accrued expenses, accrued salaries and
                 wages, and accrued income taxes                                     (2,218)                53

Net Cash Used in Operating Activities                                                (4,474)            (1,136)


Cash Flows Used in Investing Activities:
        Purchases of property, plant and equipment                                     (786)            (1,461)


Cash Flows from Financing Activities:
        Proceeds from exercise of employee stock options                                168                447
        Cash paid for purchase of treasury stock                                       (944)                 -
        Proceeds from long-term debt                                                  4,500              1,750
        Excess tax benefits from exercise of stock options                                -                210

Net Cash Provided by Financing Activities                                             3,724              2,407

Net (decrease) in Cash and Cash Equivalents                                          (1,536)              (190)

Cash and Cash Equivalents, Beginning of Period                                        2,738              1,178


Cash and Cash Equivalents, End of Period                                        $     1,202        $       988


Cash Paid During the Period for:

        Interest                                                                $       325        $       146


        Income taxes                                                            $     2,526        $     2,096


     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.)  Summary of Significant Accounting Policies and Other Disclosures

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the Condensed Consolidated Statements of Income and are expensed as incurred. Advertising expense for the three months ended March 31, 2007 and 2006 was $402,000 and $180,000, respectively. Advertising expense for the nine months ended March 31, 2007 and 2006 was $1,100,000 and $772,000, respectively. The significant increase in the current year is due to a major tradeshow occurring in March of 2007. The same tradeshow occurred in April 2006 last fiscal year.

     Research and Development Costs

     Research and development costs are included in Cost of Sales in the Condensed Consolidated Statements of Income and are expensed as incurred. Research and Development expense for the three months ended March 31, 2007 and 2006 was $1,325,000 and $1,286,000, respectively. Research and Development expense for the nine months ended March 31, 2007 and 2006 was $3,938,000 and $3,690,000, respectively.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts Receivable as follows (in thousands):

                        Sales for the three months ended March 31,      Sales for the nine months ended March 31,
                        -----------------------------------------------------------------------------------------
                          2007                   2006                       2007                         2006
                        -----------------------------------------------------------------------------------------
                            $          %           $         %             $           %           $          %
                        ---------   -------    ---------   -------      ---------   -------    ---------   -------
        Customer A      $   1,327         8%   $   1,402         8%     $   3,733         8%   $   3,964         8%
        Customer B          1,384         9%       1,190         7%         3,904         9%       3,617         8%
                        ---------   -------    ---------   -------      ---------   -------    ---------   -------
                        $   2,711        17%   $   2,592        15%     $   7,637        17%   $   7,581        16%
                        =========   =======    =========   =======      =========   =======    =========   =======

                                Accounts Receivable as of:
                        ------------------------------------------
                         March 31, 2007           June 30, 2006
                        ------------------------------------------
                           $           %          $           %
                        ------------------------------------------
       Customer A       $   5,251        24%   $   5,225        21%
       Customer B           3,817        17%       3,083        12%
                        ---------   -------    ---------   -------
                        $   9,068        41%   $   8,308        33%
                        =========   =======    =========   =======

     These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on the Company's net sales, cash flows, and/or financial condition. In the ordinary course of business, the Company has established an allowance for doubtful accounts and customer deductions in the amount of $340,000 and $420,000 as of March 31, 2007 and June 30, 2006, respectively.
     The decrease in this allowance related primarily to the Company's recent history of lower bad debt write-offs. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

     Stock Options

     During the three and nine months ended March 31, 2007 the Company granted 0 and 66,500 stock options, respectively, under its 2002 Employee Incentive Stock Option Plan. These grants have exercise prices between $6.02 and $6.62, a fair market value of $259,000 and vest over a four year period from the date of grant. No options were exercised under this plan during the three months ended March 31, 2007. 139,860 options were exercised under this plan with proceeds of $168,000 during the nine months ended March 31, 2007.

     During the three and nine months ended March 31, 2007 the Company granted 30,000 options under its 2000 Non-employee Stock Option Plan. These grants have an exercise price of $5.03, a fair market value of $94,800 and vest over a four year period from the date of grant. No options were exercised under this plan during the three or nine months ended March 31, 2007.

     The fair value of each option granted during the first nine months of fiscal 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

     Risk-free interest rates             4.7%
     Expected lives                    7.15 years
     Expected volatility                   59%
     Expected dividend yields               0%


     Stock Dividend

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

     All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders' equity as a result of this transaction.

     Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the application of FIN 48.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 is not expected to have a material effect on its condensed consolidated financial statements.

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

     In February 2007, The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 will become effective for the Company in its fiscal year ending June 30, 2009. The Company's adoption of SFAS No. 159 is not expected to have a material effect on its condensed consolidated financial statements.

2.)  Stock-based Compensation

     The Company has established two share incentive programs as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2006. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant. Stock-based compensation costs of $107,000 and $197,000 were recognized in three months ended March 31, 2007 and 2006, respectively. Stock-based compensation costs of $336,000 and $312,000 were recognized in nine months ended March 31, 2007 and 2006, respectively.

3.)  Inventories

                                                March 31,    June 30,
     Inventories consist of (in thousands):       2007        2006
                                                ---------   ---------
                        Component parts         $  18,980   $  13,533
                        Work-in-process             3,640       2,595
                        Finished products           9,164       6,538
                                                ---------   ---------
                                                $  31,784   $  22,666
                                                =========   =========

     For interim financial statements, inventories are calculated using a gross profit percentage. In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales. As of March 31, 2007 and June 30, 2006, balances in these reserves amounted to $836,000 and $987,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data) (Information reflects the stock splits as described in Note
     1):

                                          Three months ended March 31, 2007
                                        -------------------------------------
                                         Net Income     Shares      Per Share
                                        (numerator)  (denominator)   Amounts
                                        -----------  -------------  ---------
     Basic EPS
     ---------
     Net income, as reported            $     1,132         20,079  $    0.06

     Effect of dilutive securities
     -----------------------------
     Employee Stock Options             $         -            498  $       -
                                        -----------  -------------  ---------
     Diluted EPS
     -----------
     Net income, as reported and
      assumed option exercises          $     1,132         20,577  $    0.06
                                        ===========  =============  =========

     154,000 options to purchase shares of common stock in the three months ended March 31, 2007 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                          Three months ended March 31, 2006
                                        -------------------------------------
                                        Net Income      Shares      Per Share
                                        (numerator)  (denominator)   Amounts
                                        -----------  -------------  ---------
     Basic EPS
     ---------
     Net income, as reported            $     1,475         19,868  $    0.07

     Effect of dilutive securities
     -----------------------------
     Employee Stock Options             $         -            843  $       -
                                        -----------  -------------  ---------
     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises       $     1,475         20,711  $    0.07
                                        ===========  =============  =========

     25,000 options to purchase shares of common stock in the three months ended March 31, 2006 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period.

                                          Nine months ended March 31, 2007
                                        -------------------------------------
                                         Net Income    Shares       Per Share
                                        (numerator)  (denominator)   Amounts
                                        -----------  -------------  ---------
     Basic EPS
     ---------
     Net income, as reported            $     3,228         20,021  $    0.16

     Effect of dilutive securities
     -----------------------------
     Employee Stock Options             $         -            652  $       -
                                        -----------  -------------  ---------
     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises       $     3,228         20,673  $    0.16
                                        ===========  =============  =========

     82,000 options to purchase shares of common stock in the nine months ended March 31, 2007 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.


                                          Nine months ended March 31, 2006
                                        -------------------------------------
                                        Net Income      Shares      Per Share
                                        (numerator)  (denominator)   Amounts
                                        -----------  -------------  ---------
     Basic EPS
     ---------
     Net income attributable, as
        reported                        $     3,773         19,730  $    0.19
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options             $         -            851  $   (0.01)
                                        -----------  -------------  ---------
     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises       $     3,773         20,581  $    0.18
                                        ===========  =============  =========

     25,000 options to purchase shares of common stock in the nine months ended March 31, 2006 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period.

5.)  Long Term Debt

     The Company's primary source of financing is an $18,000,000 revolving credit agreement, secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York, common stock of three of the Company's subsidiaries and certain other assets of Napco Security Systems, Inc. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. The agreement currently has an expiration date of September 2008 and any outstanding borrowings are to be repaid or refinanced on or before that time. The Company has received a written commitment from its bank to amend the agreement to provide for an increase to $25,000,000 and extension of the expiration date to September 2011. The Company anticipates executing this amendment prior to June 30, 2007.

6.)  Geographical Data

     The Company's  domestic and foreign sales and  identifiable  assets for the
     periods   presented  are   summarized  in  the  following   tabulation  (in
     thousands):

                                       Three Months ended March 31,     Nine Months ended March 31,
                                       ----------------------------     ---------------------------
                                           2007           2006             2007           2006
                                       -------------  -------------     -------------  -------------
     Sales to external customers(1):
        Domestic                       $      13,407  $      14,375     $      39,215  $      41,057
        Foreign                                2,159          2,710             6,457          7,431
                                       -------------  -------------     -------------  -------------
               Total Net Sales         $      15,566  $      17,085     $      45,672  $      48,488
                                       =============  =============     =============  =============

                                                            As of
                                                -----------------------------
                                                March 31, 2007  June 30, 2006
                                                --------------  -------------
     Identifiable assets:
        United States                           $       45,826  $      47,175
        Dominican Republic (2)                          24,797         18,924
        Other foreign countries                          6,193          5,623
                                                --------------  -------------
               Total Identifiable Assets        $       76,816  $      71,722
                                                ==============  =============

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

8.)  Income Taxes

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

     The Internal Revenue Service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. The Code is the actual law; a Revenue Procedure is the IRS's interpretation of the law. The Code has a higher level of authority than a Revenue Procedure. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. If challenged, the Company originally determined that the potential liability would range from $0 to $9,450,000. However, the Company also believes there are other mitigating factors that would limit the amount of the potential liability, and as a result, management accrued a liability of $2,243,000 as of June 30, 2002. As of March 31, 2007, $400,000 of this accrued liability was no longer required. The Company reduced this accrued liability accordingly in March 2007 which reduced the Company's effective tax rate from approximately 36% to 0% and 26% for the three and nine months ended March 31, 2007. The Company expects to eliminate the balance in fiscal 2008. The Company's tax provision utilizes estimates made by management and as such, is subject to change as described in Note 1 of the Consolidated financial statements included in the Company's Form 10-K for the year ended June 30, 2006.

9.)  Treasury Stock

     On March 16, 2007, the Company announced that its Board of Directors authorized the repurchase of up to one million (1,000,000) shares of its common stock. As of March 31, 2007, the Company has repurchased 179,600 shares at a weighted average price of $5.22 per share. Subsequent to March

     31, 2007, the Company has repurchased an additional 95,400 shares at a weighted average price of $5.74 per share.


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

Overview

The Company is a diversified  manufacturer  of security  products,  encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 16% of our revenues for fiscal year 2006 and 14% for the first nine months of fiscal 2007.

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

In February 2004 the Company entered into a joint venture with an unrelated company to sell security-related products, including those manufactured by the Company, in the Middle East. The Company owns 51% of the company, an LLC organized in New York, which has its main operations in the United Arab Emirates. Revenues generated by this joint venture were approximately 2% of our revenues for fiscal 2006 and 2% for the first nine months of fiscal 2007.

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company generally devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in the first nine months of fiscal 2007 did not contribute materially to revenue during fiscal 2007, but should benefit the Company in future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventories; goodwill; and income taxes.

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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance. The Company has two major customers with Sales and Accounts Receivable as follows (in thousands):

                        Sales for the three months ended March 31,      Sales for the nine months ended March 31,
                        ------------------------------------------      -----------------------------------------
                          2007                    2006                    2007                   2006
                           $          %            $          %             $          %           $          %
                        ---------   -------    ---------   -------      ---------   -------    ---------   -------
       Customer A       $   1,327         8%   $   1,402        8%      $   3,733         8%   $   3,964         8%
       Customer B           1,384         9%       1,190         7%         3,904         9%       3,617         8%
                        ---------   -------    ---------   -------      ---------   -------    ---------   -------
                        $   2,711        17%   $   2,592        15%     $   7,637        17%   $   7,581        16%
                        =========   =======    =========   =======      =========   =======    =========   =======

                        ------------------------------------------
                               Accounts Receivable as of:
                        ------------------------------------------
                        March 31, 2007           June 30, 2006
                        ------------------------------------------
                           $          %            $          %
                        ---------   -------    ---------   -------
       Customer A       $   5,251        24%   $   5,225        21%
       Customer B           3,817        17%       3,083        12%
                        ---------   -------    ---------   -------
                        $   9,068        41%   $   8,308        33%
                        =========   =======    =========   =======

These customers sell primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on the Company's net sales, cash flows, and/or financial condition. In the ordinary course of business, the Company has established an allowance for doubtful accounts and customer deductions in the amount of $340,000 and $420,000 as of March 31, 2007 and June 30, 2006, respectively. The decrease in this allowance related primarily to the Company's recent history of lower bad debt write-offs. The allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This allowance is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

The  Internal   Revenue  Service  has  issued  a  Revenue   Procedure  which  is
inconsistent with the Code exemption described above. The Code is the actual law; a Revenue Procedure is the IRS's interpretation of the law. The Code has a higher level of authority than a Revenue Procedure. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. If challenged, the Company originally determined that the potential liability would range from $0 to $9,450,000. However, the Company also believes there are other mitigating factors that would limit the amount of the potential liability, and as a result, management accrued a liability of $2,243,000 as of June 30, 2002. As of March 31, 2007, $400,000 of this accrued liability was no longer required. The Company reduced this accrued liability accordingly in March 2007 which reduced the Company's effective tax rate from approximately 36% to 0% and 26% for the three and nine months ended March 31, 2007, respectively. The Company expects to eliminate the balance in fiscal 2008. The Company's tax provision utilizes estimates made by management and as such, is subject to change as described in Note 1 of the Consolidated financial statements included in the Company's Form 10-K for the year ended June 30, 2006.

Results of Operations

                                        -------------------------------------------  ------------------------------------------
                                        Three months ended March 31, (in thousands)  Nine months ended March 31, (in thousands)
                                        -------------------------------------------  ------------------------------------------
                                          2007             2006        % Increase/     2007           2006          % Increase/
                                                                        (decrease)                                  (decrease)
                                        -------------  -------------  -------------  -------------  -------------  -------------
Net sales                               $      15,566  $      17,085         (8.9)%  $      45,672  $      48,488         (5.8)%
Gross profit                                    5,494          6,356        (13.6)%         16,878         17,530         (3.7)%
Gross profit as a % of net sales                 35.3%          37.2%        (1.9)%           37.0%          36.2%         0.8%
Selling, general and administrative             4,226          4,032          4.8%          12,205         11,690          4.4%
Selling, general and administrative
  as a percentage of net sales                   27.2%          23.6%         3.6%            26.7%          24.1%         2.6%
Operating income                                1,268          2,324        (45.5)%          4,673          5,840        (20.0)%
Interest expense                                  168             68        147.1%             377            166        127.1%
Other expense                                       4              4           - %              13             10         30.0%
Minority interest in net loss (income)
  of subsidiary, net                               41             (2)     2,150.0%              95            113        (15.9)%
Provision for income taxes                          5            775        (99.4)%          1,150          2,004        (42.6)%
Net income                                      1,132          1,475        (23.3)%          3,228          3,773        (14.4)%
                                        -------------  -------------  -------------  -------------  -------------  -------------

Sales for the three months ended March 31, 2007 decreased by approximately 9% to $15,566,000 as compared to $17,085,000 for the same period a year ago. Sales for the nine months ended March 31, 2007 decreased by approximately 6% to $45,672,000 as compared to $48,488,000 for the same period a year ago. The decrease in sales for the three and nine months was due to lower sales in the Company's European market as disclosed last quarter and sales of the Company's burglar alarm products in the United States which management believes was impacted by the slowdown in the U.S. housing market. These factors were partially offset by higher sales of the Company's access control and door locking devices which also have higher average profit margins.

The Company's gross profit for the three months ended March 31, 2007 decreased by $862,000 to $5,494,000 or 35.3% of sales as compared to $6,356,000 or 37.2%
of sales for the same period a year ago. The Company's gross profit for the nine months ended March 31, 2007 decreased by $652,000 to $16,878,000 or 37.0% of sales as compared to $17,530,000 or 36.2% of sales for the same period a year ago. The decrease in gross profit for the three months was due primarily to the lower sales for the period as partially offset by a positive raw material pricing variance. The increase in gross profit for the nine months was due primarily to the same factors affecting the three months as well as a reduction in the first fiscal quarter in the Company's inventory reserves of approximately $150,000 and increased overhead absorption resulting from the increased production rate described below.

Selling, general and administrative expenses for the three months ended March 31, 2007 increased by $194,000 to $4,226,000, or 27.2% of sales, as compared to $4,032,000, or 23.6% of sales a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2007 increased by $515,000 to $12,205,000, or 26.7% of sales, as compared to $11,690,000, or 24.1% of sales a year ago. The increase in dollars and as a percentage of sales for the three months ended March 31, 2007 was due primarily to the timing of tradeshow expenses relating to a major tradeshow which occurred in March 2007. The same tradeshow occurred in April of 2006 in the prior year. The increase for the nine months ended March 31, 2007 was due to the timing of these tradeshow expenses as well as advertising of the Company's access control products, commission expense related to increases in sales of the Company's door-locking products and additional expenses relating to the Company's initial audit of its internal controls required by the Sarbanes-Oxley Act of 2002. As fiscal 2006 was the initial period requiring an audit by the Company's Independent Registered Public Accounting Firm and that the opinion expressed by them for that period was that our assessment that we maintained effective internal controls over financial reporting was fairly stated, Management believes that these audit expenses will be reduced for fiscal 2007 as much of the documentation performed for the initial assessment and audit will be utilized in subsequent periods. These increases were partially offset by a decrease in bad debt expense resulting from the Company's recent history of lower bad debt write-offs.

Interest expense, net for the three months ended March 31, 2007 increased by $100,000 to $168,000 as compared to $68,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2007 increased by $211,000 to $377,000 as compared to $166,000 for the same period a year ago. These increases resulted primarily from the increase in the Company's average outstanding debt, the result of the Company's increase in inventory as discussed below, as well as in interest rates as compared to those from the same period a year ago.

The Company's provision for income taxes for the three months ended March 31, 2006 decreased by $770,000 to $5,000 as compared to $775,000 for the same period a year ago. The Company's provision for income taxes for the nine months ended March 31, 2007 decreased by $854,000 to $1,150,000 as compared to $2,004,000 for the same period a year ago. The tax provision for the three and nine months ended March 31, 2007 is calculated using an estimated annual effective tax rate of 36% and 35%, respectively. The decrease in provision for income taxes for the three and nine months resulted from the decrease in Income before income tax. In addition, the reduction of an accrued tax liability, as discussed above, decreased the provision for the three and nine months by approximately $400,000.

Net income decreased by $343,000 to $1,132,000 or $0.06 per diluted share for the three months ended March 31, 2007 as compared to $1,475,000 or $0.07 per diluted share for the same period a year ago. Net income decreased by $545,000 to $3,228,000 or $0.16 per diluted share for the nine months ended March 31, 2007 as compared to $3,773,000 or $0.18 per diluted share for the same period a year ago. These decreases were primarily due to the aforementioned decreases in net sales and gross profit and increases in selling, general and administrative expenses, net of the related decrease in provision for income taxes.

Liquidity and Capital Resources

During the nine months ended March 31, 2007 the Company utilized $1,704,000 of cash and $4,500,000 in additional borrowings to fund the cash used in operations ($4,474,000), purchase property, plant and equipment ($786,000) and treasury stock ($944,000). One of the key factors in the use of operating cash was our investment in additional inventory ($9,118,000) as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at March 31, 2007 decreased $2,810,000 to $22,343,000 as compared to $25,153,000 at June 30, 2006. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2006 as compared to the quarter ended March 31, 2007 as partially offset by extended terms granted to certain of the Company's customers during the quarter ended June 30, 2006. Certain of these terms extended beyond March 31, 2007.

Inventories at March 31, 2007 increased by $9,118,000 to $31,784,000 as compared to $22,666,000 at June 30, 2006. This increase was primarily the result of the Company level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters as well as producing additional inventory to support the introduction of the Company's new Freedom 64 code-less intrusion alarm system and several other key new products as well as to support a projection of higher sales in fiscal 2007. Because these levels were not realized, during the third quarter of fiscal 2007 the Company initiated several steps in order to reduce inventory levels, including reduced its purchasing levels, manufacturing labor and production output, and anticipates realizing their full effectiveness in the coming quarters.

As of March 31, 2007, the Company's credit facility consisted of an $18,000,000 secured revolving credit agreement. As of March 31, 2007 there was approximately $8,800,000 available under the secured revolving credit facility. This credit facility currently expires in September 2008. In April 2007, the Company obtained a written commitment from it's bank to amend the agreement to provide for an increase to $25,000,000 and extension of the expiration date to September 2011. The Company anticipates executing this amendment prior to June 30, 2007.

As of March 31, 2007 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At March 31, 2007, an aggregate principal amount of approximately $9,200,000 was outstanding under the Company's credit facility. If principal amounts outstanding under the Company's credit facility remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $92,000 in interest that year.

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

At the conclusion of the period ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

During the third quarter of fiscal 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors


     Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2006 during the three months ended March 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                                                                      Total Number of
                                                                      Shares Purchased as   Maximum Number of
                                        Total Number                  Part of Publically    Shares that May Yet
                                         of shares     Average Price  Announced Plans or    be Purchased Undr
Period                                   Purchased     paid per Share    Programs           Plans or Programs
---------------------------------------------------------------------------------------------------------------
January 1, 2007 - January 31, 2007           -              n/a             -                      -
February 1, 2007 - February 28, 2007         -              n/a             -                      -
March 1, 2007 - March 31, 2007            179,600         $ 5.22         179,600                820,400
---------------------------------------------------------------------------------------------------------------


     On March 16, 2007, the Company announced that its Board of Directors authorized the repurchase of up to one million (1,000,000) shares of its common stock.

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


May 10, 2007


                          NAPCO SECURITY SYSTEMS, INC
                                  (Registrant)


By: /S/ RICHARD L. SOLOWAY
    ----------------------
    Richard L. Soloway
    Chairman of the Board of Directors, President and Secretary
    (Chief Executive Officer)


By: /S/ KEVIN S. BUCHEL
    -------------------
    Kevin S. Buchel
    Senior Vice President of Operations and Finance and Treasurer
    (Principal Financial and Accounting Officer)