Form 10-K
period 2007-06-30
NAPCO SECURITY SYSTEMS INC
filed 2007-09-28
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10-K
                                   (Mark One)

             [X]Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2007
                                       or
             [ ]Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                 For the Transition period from ______ to ______

                         Commission File Number 0-10004
                                -----------------
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No _X_


Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes _  No _X_

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer _  Accelerated filer _X_  Non-accelerated filer _


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes _ No _X_

As of December 31, 2006, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $76,600,550.

As of September 25, 2007, 19,442,597 shares of common stock of Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2007 Annual Meeting of Stockholders.

                                     PART I

ITEM 1:  BUSINESS.

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

Website Access to Company Reports

Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our website (www.napcosecurity.com) on the same day they are electronically filed with the Securities and Exchange Commission.

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

The Company designs, engineers, manufactures and markets the software and control panels discussed above. It also buys and resells various identification readers, PC-based computers and various peripheral equipment for access control systems.

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

Research and Development

The Company's business involves a high technology element. A substantial amount of the Company's efforts are expended to develop and improve the Products. During the fiscal years ended June 30, 2007, 2006, and 2005, the Company expended approximately $5,319,000, $5,109,000, and $4,865,000, respectively, on Company-sponsored research and development activities conducted by its engineering department. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2007, the Company had approximately 804 full-time employees.

Marketing

The Company's staff of 44 sales and marketing support employees located at the Company's Amityville and United Kingdom offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 65% and 70% of the Company's total sales for the fiscal years ended June 30, 2007 and 2006, respectively. The remaining revenues are primarily from alarm installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company Products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities. Some of the Company's products are marketed under the "private label" of certain customers.

In the ordinary course of the Company's business the Company grants extended payment terms to certain customers. Those customers have materially complied with the extended payment terms. For further discussion on Accounts Receivable and Concentration of Credit Risk see disclosures included in Item 7.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. To a lesser degree, sales in Europe are also adversely impacted in the Company's first fiscal quarter because of European vacation patterns, i.e., many distributors and installers are closed for the month of August. In addition, demand is affected by the housing and construction markets.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $965,000 and $739,000 existed as of June 30, 2007 and 2006, respectively. The Company does not generally have a material backlog.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last three fiscal years, are summarized in the following table:

                       Financial Information Relating to Domestic and Foreign Operations
                       -----------------------------------------------------------------

                                     2007                2006                2005
                              ------------------- ------------------- ------------------
                                                    (in thousands)
Sales to external
 customers(1):
  Domestic                                $56,810             $58,549            $54,654
  Foreign                                   9,392              10,999             10,575
                              ------------------- ------------------- ------------------
  Total Net Sales                         $66,202             $69,548            $65,229
                              =================== =================== ==================
Identifiable assets:
  United States                           $47,636             $46,651            $41,753
  Dominican Republic (2)                   21,246              18,924             14,658
  Other foreign countries                   7,903               5,623              3,496
                              ------------------- ------------------- ------------------
  Total Identifiable Assets               $76,785             $71,198            $59,907
                              =================== =================== ==================

(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories and fixed assets located at the Company's principal manufacturing facility in the Dominican Republic.



ITEM 1A:  RISK FACTORS.

The risks described below are among those that could materially and adversely affect the Company's business, financial condition or results of operations. These risks could cause actual results to differ materially from historical experience and from results predicted by any forward-looking statements related to conditions or events that may occur in the future.

Our Business Could Be Materially Adversely Affected as a Result of General Economic and Market Conditions
------------------------------

We are subject to the effects of general economic and market conditions. If these conditions deteriorate, our business, results of operations or financial condition could be materially adversely affected.

Our Business Could Be Materially Adversely Affected as a Result of Housing Market Conditions
-----------------

We are subject to the effects of housing market conditions. If these conditions deteriorate, resulting in the decline in new housing starts, existing home sales or existing home renovations, our business, results of operations or financial condition could be materially adversely affected, particularly in our intrusion product lines.

Our Business Could Be Materially Adversely Affected as a Result of Lessening Demand in the Security Market
-----------------------------

Our revenue and profitability depend on the overall demand for our products. Delays or reductions in spending, domestically or internationally, for electronic security systems could materially adversely affect demand for our products, which could result in decreased revenues or earnings.

The Markets We Serve Are Highly Competitive and We May Be Unable to Compete Effectively
-----------

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

Our Business Could be Materially Adversely Affected as a result of Offerring Extended Payment Terms to Customers
-----------------------------------

We regularly grant credit terms beyond 30 days to our customers. These terms are offered in an effort to keep a full line of our products in-stock at our customers locations. The longer terms that are granted, the more risk is inherent in collection of those receivables. We believe that our Bad Debt reserves are adequate to account for this inherent risk.

Competitors May Develop New Technologies or Products in Advance of Us
---------------------------------------------------------------------
Our business may be materially adversely affected by the announcement or introduction of new products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. There can be no assurance that competitors will not develop products that are superior to the Company's products. Further, there can be no assurance that the Company will not experience additional price competition, and that such competition may not adversely affect the Company's position and results of operations.

The Company's Products are Subject to Technological Changes from Time to Time, Which may Result in Increased Research and Developments Expenditures to Attract or Retain Customers
-------------------


The industry in which the Company operates is characterized by constantly improved products. Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively, which will require continued expenditures for product engineering, sales and marketing. The Company's research and development expenditures, which were $5,319,000 and $5,109,000 for 2007 and 2006, respectively, are principally targeted at enhancing existing products, and to a lesser extent at developing new ones. If the Company cannot modify its products to meet its customers' changing needs, we may lose sales.

We Rely On Distributors To Sell Our Products And Any Adverse Change In Our Relationship With Our Distributors Could Result In A Loss Of Revenue And Harm Our Business.
-------------

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

Members of Management and Certain Directors Beneficially Own a Substantial Portion of the Company's Common Stock and May Be in a Position to Determine the Outcome of Corporate Elections
------------------------------

Richard L. Soloway, our Chief Executive Officer, members of management and the Board of Directors beneficially own 33% of the currently outstanding shares of Common Stock. By virtue of such ownership and their positions with Napco, they may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to Napco's stockholders.

In addition, Napco has a staggered Board of Directors. Such concentration of ownership and the staggered Board could have the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of Napco.

We Are Dependent Upon the Efforts of Richard L. Soloway, Our Chief Executive Officer
-------

The success of the Company is largely dependent on the efforts of Richard L. Soloway, Chief Executive Officer. The loss of his services could have a material adverse effect on the Company's business and prospects. There is currently no succession plan.

Our Business Could Be Materially Adversely Affected by an Increase in the Exchange Rate of the Dominican Peso
-----------------------------------

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



ITEM 1B:  UNRESOLVED STAFF COMMENTS.

Not applicable.



ITEM 2:  PROPERTIES.

The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities.

The Company's foreign subsidiary located in the Dominican Republic, NAPCO/Alarm Lock Grupo International, S.A. (formerly known as NSS Caribe, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2007, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

The Company's foreign subsidiary located in the United Kingdom, Napco Group Europe Ltd, leases office space of approximately 800 square feet. This lease expires in May 2008 and provides for an annual renewal at substantially the same terms and conditions.

The Company's joint venture located in the United Arab Emirates leases office and warehouse space of approximately 1,100 square feet. This lease expires in February 2008 and provides for an annual renewal at substantially the same terms and conditions..

Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.



ITEM 3:  LEGAL PROCEEDINGS.

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



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

                                     PART II


ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           AND ISSUER PURCHASES OF EQUITY SECURITIES.


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

                            Quarter Ended Fiscal 2007
                            -------------------------

Common Stock                    Sept. 30                Dec. 31                March 31                June 30
                                --------                -------                --------                -------

High                             $10.80                 $6.67                   $6.05                  $6.35
Low                              $ 5.96                 $5.38                   $4.62                  $5.33

                                                           Quarter Ended Fiscal 2006
                                                           -------------------------

Common Stock                    Sept. 30                Dec. 31                March 31                June 30
                                --------                -------                --------                -------

High                             $6.40                  $7.604                  $11.473                $11.767
Low                              $4.546                 $5.147                  $ 6.673                $ 8.32

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 19, 2007 was 128 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any cash dividends must be approved by the Company's primary lender.

Equity Compensation Plan Information as of June 30, 2007

                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                           NUMBER OF SECURITIES TO     WEIGHTED AVERAGE         FUTURE ISSUANCE
                                           BE ISSUED UPON EXERCISE     EXERCISE PRICE OF     (EXCLUDING SECURITIES
                                           OF OUTSTANDING OPTIONS     OUTSTANDING OPTIONS   REFLECTED IN COLUMN (a)
             PLAN CATEGORY                           (a)                      (b)                     (c)

Equity compensation plans approved by             1,285,640                  $2.81                  528,520
security holders:

Equity compensation plans not approved               __                       __                       __
by security holders:
                                          -------------------------- ---------------------- -------------------------
Total                                             1,285,640                  $2.81                  528,520
                                          ========================== ====================== =========================

ISSUER PURCHASES OF EQUITY SECURITIES

   -------------------------------------------------------------------------------------------------------------------
                     Period                    Total Number of   Average Price   Total Number of      Maximum Number of
                                              Shares Purchased  Paid per Share  Shares Purchased as  Shares that May Yet
                                                                               Part of Publically    Be Purchased Under
                                                                               Announced Plans or     Plans or Programs
                                                                                    Programs
   -------------------------------------------------------------------------------------------------------------------

   April 1, 2007 - April 30, 2007                  85,400           $5.66            85,400             735,000

   May 1, 2007 - May 31, 2007                      78,653           $5.97            78,653             656,347

   June 1, 2007 - June 30, 2007                    81,519           $5.97            81,519             574,828
   -------------------------------------------------------------------------------------------------------------------
   Total for the quarter ended June 30, 2007       245,572          $5.86           245,572             574,828
                                                   =======                          =======


   -------------------------------------------------------------------------------------------------------------------

On March 16, 2007, the Company announced that its Board of Directors authorized the repurchase of up to one million (1,000,000) shares of its common stock.

ITEM 6:  SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.


                                                                     Fiscal Year Ended or at June 30
                                       ---------------------------------------------------------------------------------------
                                                                (In thousands, except share and per share data)
                                                  2007             2006              2005(1)          2004(1)          2003(1)
                                                  ----             ----              ----             ----             ----
Statement of earnings data:
Net Sales                                       $66,202          $69,548           $65,229          $58,093           $57,340
Gross Profit                                     23,189           25,941            23,924           19,540            15,401
Income from Operations                            6,501            9,523             8,910            6,065             2,225
Net Income                                        4,217            6,119             5,629            3,335             1,010
Cash Flow Data:
Net cash flows (used in) provided by            (3,674)            (168)             7,205            6,275             6,482
operating activities
Net cash flows used in investing                (1,294)          (1,679)             (658)            (681)             (752)
activities
Net cash flows provided by (used in)              3,978            3,407           (6,165)          (6,592)           (5,436)
financing activities
Per Share Data:
---------------
Net earnings per common share:
   Basic                                           $.21             $.31              $.29             $.19              $.06
   Diluted                                         $.20             $.30              $.28             $.17              $.05
Weighted average common shares outstanding:
   Basic                                     19,961,000       19,785,000        19,265,000       17,906,000        17,942,000
   Diluted                                   20,599,000       20,605,000        20,284,000       19,119,000        19,208,000
Cash Dividends declared per common                 $.00             $.00              $.00             $.00              $.00
share (2)

Balance sheet data (3):
Working capital                                 $41,480          $36,321           $31,017          $28,992           $28,843
Total assets                                     76,785           71,198            59,907           56,672            57,349
Long-term debt                                   10,900            4,700             1,950            6,400            14,100
Stockholders' equity                             53,257           50,850            43,678           37,904            33,357

(1) Share and per share data have been restated to reflect the effect of a 2:1 stock split effective April 2004, a 20% stock dividend effective November 2004, a 3:2 stock split effective December 2005 and a 3:2 stock split effective June 2006.
(2) The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be approved by the Company's primary lender.
(3) Working capital is calculated by deducting Current Liabilities from Current Assets.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 14% of our revenues for fiscal year 2007 and 16% of revenues for fiscal year 2006.

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

In February 2004 the Company entered into a joint venture with an unrelated company to sell security-related products, including those manufactured by the Company, in the Middle East. The Company owns 51% of the newly formed company, an LLC organized in New York, which has its main operations in the United Arab Emirates. Revenues generated by this joint venture were approximately 3% of our revenues for fiscal 2007.

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in fiscal 2007 did not contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

The post-September 11 era has generally been characterized by increased demand for electronic security products and services. The Company believes the security equipment market is likely to continue to exhibit healthy growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards. The Company's business is also affected by the housing markets. During periods of increased construction of new homes and renovations, demand for the Company's intrusion products is higher.

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. To a lesser degree, sales in Europe are also adversely impacted in the Company's first fiscal quarter because of European vacation patterns, i.e., many distributors and installers are closed for the month of August. In addition, demand is affected by the housing and construction markets.


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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 8%, 7% and 6% in fiscal 2007, 2006 and 2005, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 38% and 33% of the Company's accounts receivable at June 30, 2007 and 2006, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $365,000 and $420,000 as of June 30, 2007 and 2006, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Inventories

Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company's overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and approximations and actual results could differ from those estimates.

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

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

Income Taxes

Deferred income taxes are recognized for the expected future tax consequences of temporary differences between the amounts reflected for financial reporting and tax purposes. Net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. If the Company determines that a deferred tax asset will not be realizable or that a previously reserved deferred tax asset will become realizable, an adjustment to the deferred tax asset will result in a reduction of, or increase to, earnings at that time. The provision (benefit) for income taxes represents U.S. Federal, state and foreign taxes. Through June 30, 2001, the Company's subsidiary in the Dominican Republic, Napco/Alarm Lock Group International, S.A. ("Napco DR"), was not subject to tax in the United States, as a result, no taxes were provided. Effective July 1, 2001, the Company made a domestication election for Napco DR. Accordingly, its income has been subject to taxation in the United States on a going forward basis.

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

The Internal Revenue Service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. The Code is the actual law; a Revenue Procedure is the IRS's interpretation of the law. The Code has a higher level of authority than a Revenue Procedure. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. If challenged, the Company believes that the potential liability would have ranged from $0 to $9,450,000. However, the Company also believes there were other mitigating factors that would limit the amount of the potential liability, and as a result, management accrued a liability of $2,243,000 as of June 30, 2002. As of June 30, 2007, $407,000 of this accrued liability was no longer required as a result of the lapse in the applicable statute of limitations. The Company reduced this accrued liability accordingly during fiscal 2007 which reduced the Company's effective tax rate from approximately 37.9% to 31.3% for the fiscal year ended June 30, 2007. The statute of limitations on the remainder of this accrued liability of $1,836,000 will lapse in fiscal 2008. The Company has not accrued any related interest or penalties. The Company's tax provision utilizes estimates made by management and as such, is subject to change as described in Note 1 of the Consolidated financial statements.

Liquidity and Capital Resources

The Company's cash on hand combined with proceeds from operating and financing activities during fiscal 2007 were adequate to meet the Company's capital expenditure needs and short and long-term debt obligations. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of financing related to borrowings under an $18,000,000 secured revolving credit facility, increased to $25,000,000 subsequent to June 30, 2007. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. As of June 30, 2007, the Company's unused sources of funds consisted principally of $1,748,000 in cash and approximately $7,100,000, which represents the unused portion of its secured revolving credit facility. Management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2009.

The Company is a party to an amended and restated secured revolving credit agreement with its primary bank, pursuant to which borrowing capacity is $25,000,000. Amounts under the amended revolving credit agreement are secured by all the accounts receivable, inventory and certain other assets of the Company, including a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of certain of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. In September 2007, the revolving credit agreement was increased from $18,000,000 to $25,000,000 and extended from September 2008 to September 2011. Any outstanding borrowings must be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of cash dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. During fiscal 2007, the Company exceeded the restriction on capital expenditures for which it received the appropriate waiver from its primary bank.

The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                                 2007               2006              2005
                                 ----               ----              ----
   Current Ratio               5.4 to 1           4.1 to 1          4.0 to 1
   Sales to Receivables        2.6 to 1           2.8 to 1          3.0 to 1
   Total debt to equity        .20 to 1           .09 to 1          .04 to 1

As of June 30, 2007, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, at an annual cost of approximately $288,000.

Working Capital. Working capital increased by $5,159,000 to $41,480,000 at June 30, 2007 from $36,321,000 at June 30, 2006. The increase in working capital was primarily the result of the Company's net income and an increase in inventories and long-term debt. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $426,000 to $25,579,000 at June 30, 2007 from $25,153,000 at June 30, 2006. This increase resulted primarily from the granting of additional payment terms to certain of the Company's burglar alarm customers during the fourth quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006.

Inventories. Inventories increased by $5,557,000 to $28,223,000 at June 30, 2007 as compared to $22,666,000 at June 30, 2006. The increase in inventory levels was primarily the result of the Company's increased production in anticipation of increased sales of some of the Company's core and newer products which did not occur during fiscal 2007. In the second half of fiscal 2007 the Company reduced its production rates and delayed delivery of some of its raw material purchases in order to reduce its inventory levels. During fiscal 2007 the Company also in-sourced the manufacturing of the majority of its access control products which had been manufactured by a subcontractor. These changes resulted in additional overhead expenses in the form of procurement and production support from the Company's engineering department in NY as well as from a shift in certain previously production-related overhead expenses to raw-materials. The Company anticipates that the inventory levels of its core products will return to more normal levels in fiscal 2008.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $704,000 to $9,314,000 as of June 30, 2007 as compared to $10,018,000 at June 30, 2006. This decrease is primarily due to decreased purchases of raw materials during the fourth quarter, which was part of the Company's program to reduce its inventory levels from the increased levels at mid-year as previously discussed.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company's contractual obligations by fiscal year:

                                                                    Payments due by period
                                      ----------------------------------------------------------------------------------
      Contractual obligations            Total       Less than 1 year      1-3 years      3-5 years    More than 5 years
      -----------------------          -----------   ----------------     -----------    -----------   -----------------

Long-term debt obligations            $10,900,000         $  --            $  --          $10,900,000     $    --

Land lease (86 years remaining) (1)    24,480,000         288,000          576,000          576,000        23,040,000
Operating lease obligations               198,000         114,000           84,000             --              --

Other long-term obligations
(employment agreements) (1)             1,134,000         1,039,000         95,000             --              --
                                   -------------------------------------------------------------------------------------
Total                                 $36,712,000        $1,441,000       $755,000        $11,476,000     $23,040,000
                                   =====================================================================================

(1) see footnote 11 to the consolidated financial statements.



Results of Operations

Fiscal 2007 Compared to Fiscal 2006

                                           Fiscal year ended June 30,
                                           --------------------------
                                                                          % Increase/
                                           2007             2006            (decrease)
                                           ----             ----           -----------
Net sales                               $ 66,202         $ 69,548            (4.8)%
Gross profit                              23,189           25,941           (10.6)%
Gross profit as a % of net sales           35.0%            37.3%            (2.3)%
Selling, general and administrative       16,688           16,418              1.6%
Income from operations                     6,501            9,523           (31.7)%
Interest expense, net                        637              258            146.9%
Other expense, net                            17               14             21.4%
Provision for income taxes                 1,922            3,264           (41.1)%
Net income                                 4,217            6,119           (31.1)%

Net Sales. Net sales in fiscal 2007 decreased by 4.8% to $66,202,000 from $69,548,000 in fiscal 2006. The decrease in sales was primarily due to decreased sales of the Company's burglar alarm products ($6,407,000), which management believes was impacted by the slowdown in the U.S. housing market and reduced demand in the Company's European market, as partially offset by increased sales of door-locking and access control products ($2,290,000).

Gross Profit. The Company's gross profit decreased $2,752,000 to $23,189,000 or 35.0% of net sales in fiscal 2007 as compared to $25,941,000 or 37.3% of net sales in fiscal 2005. The decrease in gross profit in both absolute dollars and as a percentage of net sales was due primarily to the decreased overhead absorption resulting in the Company's reduction in its production levels in the second half of fiscal 2007 which was due to the decrease in net sales during the year.

Selling, general and administrative expenses as a percentage of net sales increased to 25.2% in fiscal 2007 from 23.6% in fiscal 2006. Selling, general and administrative expenses for fiscal 2007 increased by $270,000 to $16,688,000 from $16,418,000 in fiscal 2006. These increases are due primarily to increases in certain salesman compensation expenses ($497,000) as partially offset by decreases in the Company's Sarbanes-Oxley compliance costs ($107,000) and bad debt expense ($125,000).

Interest expense for fiscal 2007 increased by $379,000 to $637,000 from $258,000 for the same period a year ago. The increase in interest expense is primarily the result of the increase in outstanding debt and an increase in interest rates available to the Company during fiscal 2007.

Other Expenses. Other expenses remained relatively constant at $17,000 in fiscal 2007 as compared to $14,000 in fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

                                      Fiscal year ended June 30,
                                           2006             2005         % Increase/
                                                                          (decrease)
                                           ----             ----          -----------
Net sales                               $ 69,548         $ 65,229             6.6%
Gross profit                              25,941           23,924             8.4%
Gross profit as a % of net sales           37.3%            36.7%             0.6%
Selling, general and administrative       16,418           15,014             9.4%
Income from operations                     9,523            8,910             6.9%
Interest expense, net                        258              224            15.2%
Other expense, net                            14               58          (75.9)%
Provision for income taxes                 3,264            3,227             1.1%
Net income                                 6,119            5,629             8.7%

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

Forward-looking Information

This Annual Report on Form 10-K and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to continue growing could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, adverse tax consequences of offshore operations, distribution problems, unforeseen environmental liabilities and the uncertain military, political and economic conditions in the world. The Company's Risk Factors are discussed in more detail in Item 1A.



ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At June 30, 2007, an aggregate principal amount of approximately $10,900,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 6.6%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $109,000 in interest that year.

A significant number of foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company transacts certain sales in Europe in British Pounds Sterling, therefore exposing itself to a certain amount of foreign currency risk. Management believes that the amount of this exposure is immaterial. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual decrease in income from operations of approximately $415,000.





ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

a. Financial Statements: Financial statements required pursuant to this Item are presented on pages FS-1 through FS-25 of this report as follows:

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                                                                                            Page
                                                                                                            ----

Management Report on Internal Controls Over Financial Reporting                                             FS-1

Report of Independent Registererd Public Accounting Firm on Internal Control Over Financial                 FS-2
Reporting

Report of Independent Registered Public Accounting Firm                                                     FS-3

Consolidated Financial Statements:

       Consolidated Balance Sheets as of June 30, 2007 and 2006                                             FS-4

       Consolidated Statements of Income for the Fiscal Years Ended June 30, 2007, 2006 and 2005            FS-6

       Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended June 30, 2007,            FS-7
       2006 and 2005

       Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2007, 2006 and             FS-8
       2005

       Notes to Consolidated Financial Statements, June 30, 2007                                            FS-9

Schedules:

II. Valuation and Qualifying Accounts                                                                       FS-21

b.  Supplementary Financial Data                                                                            FS-22

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

As a result of our evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2007 due to the identification of material weaknesses in our internal controls over financial reporting. A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

To address the weaknesses described below, we performed additional analysis and performed other procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

These weaknesses, identified by our independent registered accounting firm, Marcum & Kliegman LLP, related to:

The valuation of inventories: Management uses certain estimation methods for the capitalization of overhead costs and for quantifying reserves for obsolete and slow-moving inventories. These estimation methods being utilized by management were not effective.

Management does not have adequate controls in place to properly classify its inventories in accordance with Accounting Research Bulletin 43.

To address these weaknesses, we have initiated a review of the ways in which we can accumulate information to provide better substantiation of our overhead estimates, will be implementing a time tracking system and have established an additional review of our obsolescence estimates. We will also conduct a review of our inventory turnover and utilize this review to support classification on the balance sheet.

We believe that the measures we have taken have addressed each matter identified as a material weakness by management and our independent registered public accounting firm. We will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

There have not been any other changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

Marcum & Kliegman LLP, an independent registered public accounting firm, that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of Napco Security System's internal control over financial reporting.

The Board of Directors of Napco Security Systems has an Audit Committee comprised of three non-management directors. The Committee meets periodically with financial management and the independent auditors to review accounting, control, audit and financial reporting matters. Marcum & Kliegman have full and free access to the Audit Committee, with and without the presence of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Stockholders
of NAPCO Security Systems, Inc.

We have audited NAPCO Security Systems, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.


Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.


A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's annual report on internal control over financial reporting:


(1) With respect to the valuation of inventories, management uses certain estimation methods for the capitalization of overhead costs and for quantifying reserves for obsolete and slow-moving inventories. These estimation methods being utilized by management were not effective; and

(2) Management does not have adequate controls in place to properly classify its inventories in accordance with Accounting Research Bulletin 43.


These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2007 consolidated financial statements and financial statement schedule, and this report does not affect our report dated September 12, 2007.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, NAPCO Security Systems, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows of NAPCO Security Systems, Inc. and Subsidiaries for each of the three years in the period ended June 30, 2007, and our report dated September 12, 2007 expressed an unqualified opinion.


/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
Melville, NY
September 12, 2007



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of NAPCO Security Systems, Inc.

We have audited the accompanying consolidated balance sheets of NAPCO Security Systems, Inc. and Subsidiaries (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule as of and for the years ended June 30, 2007, 2006 and 2005 listed in the index at Item 15. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAPCO Security Systems, Inc. and Subsidiaries, as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007 in conformity with Generally Accepted Accounting Principles (United States). Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.


We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NAPCO Security Systems, Inc. and Subsidiaries internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2007 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of the existence of material weaknesses.


/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
Melville, NY
September 12, 2007

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             June 30, 2007 and 2006
                                 (In Thousands)

                                     ASSETS


                                                         2007             2006
                                                       ---------        --------


CURRENT ASSETS
   Cash and cash equivalents                           $  1,748         $  2,738
   Accounts receivable, less reserve for doubtful
      accounts                                           25,579           25,153
   Inventories, net                                      21,342           18,563
   Prepaid expenses and other current assets              1,171              755
   Deferred income taxes                                  1,050            1,007
                                                       ---------        --------

      Total Current Assets                               50,890           48,216

   Inventories - non-current, net                         6,881            4,103
   Property, plant and equipment, net                     9,135            9,038
   Goodwill, net                                          9,686            9,686
   Other assets                                             193              155
                                                       ---------        --------

      TOTAL ASSETS                                      $76,785          $71,198
                                                       =========        ========

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             June 30, 2007 and 2006
                        (In Thousands, Except Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        2007             2006
                                                      ---------        ---------

CURRENT LIABILITIES

   Accounts payable                                   $  5,045         $  6,060
   Accrued expenses                                      1,638            1,372
   Accrued salaries and wages                            2,631            2,586
   Accrued income taxes                                     96            1,877
                                                      ---------        ---------

      Total Current Liabilities                          9,410           11,895
   Long-term debt                                       10,900            4,700
   Accrued income taxes                                  1,836            2,243
   Deferred income taxes                                 1,235            1,363
   Minority interest in subsidiary                         147              147
                                                      ----------       ---------

      Total Liabilities                                 23,528           20,348
                                                      ----------       ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Common stock, par value $0.01 per share;
      40,000,000 shares authorized; 20,090,313 and
      19,950,453 shares issued; 19,665,141 and
      19,950,453 shares outstanding, respectively          201              200
   Additional paid-in capital                           13,147           12,568
   Retained earnings                                    42,299           38,082
                                                      ----------       ---------
                                                        55,647           50,850
   Less: Treasury Stock, at cost (425,172 shares)       (2,390)              -
                                                      ----------       ---------

      TOTAL STOCKHOLDERS' EQUITY                        53,257           50,850
                                                      ----------       ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 76,785         $ 71,198
                                                      ==========       =========


          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                    Years Ended June 30, 2007, 2006, and 2005
                 (In Thousands, Except Share and Per Share Data)

                                                             2007             2006            2005
                                                         ----------       -----------       ----------


Net sales                                                $   66,202       $   69,54         $   65,229
Cost of sales                                                43,013           43,607            41,305
                                                         ----------       -----------       ----------

      Gross Profit                                           23,189           25,941            23,924

Selling, general, and administrative expenses                16,688           16,418            15,014
                                                         --------         -----------       ----------

      Operating Income                                        6,501            9,523             8,910
                                                         --------         -----------       ----------

Other expense:
   Interest expense, net                                      (637)             (258)            (224)
   Other, net                                                  (17)              (14)             (58)
                                                         --------         -----------       ----------

                                                              (654)             (272)            (282)
                                                         --------         -----------       ----------

Income Before Minority Interest and Income Taxes              5,847            9,251            8,628
Minority interest in loss of subsidiary                         292              132              228
                                                         --------         -----------       ----------

Income Before Provision for Income Taxes                      6,139            9,383            8,856
Provision for income taxes                                    1,922            3,264            3,227
                                                         --------         -----------       ----------

      Net Income                                         $    4,217       $    6,119        $    5,629
                                                         ========         ===========       ==========

Earnings per share:
   Basic                                                 $     0.21       $     0.31        $     0.29
   Diluted                                               $     0.20       $     0.30        $     0.28

Weighted average number of shares outstanding:
   Basic                                                 19,961,000       19,785,000        19,265,000
   Diluted                                               20,599,000       20,605,000        20,284,000

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended June 30, 2007, 2006 and 2005
                        (In Thousands, Except Share Data)

                                           Common stock                           Treasury Stock
                                        ---------------------     Additional   -------------------
                                        Number of                  Paid-in       Number                 Retained
                                      Shares Issued   Amount       Capital      of Shares   Amount      Earnings       Total
                                        ----------   --------     ---------    ----------  -------     ----------   ----------------

BALANCE - July 1, 2004                  19,133,433   $   191      $  11,275           --   $   --      $  26,438    $   37,904
   Exercise of employee stock options      340,740         4            245           --       --            --            249
   Adjustment to tax benefit on exercise
      of stock options                         --         --           --             --       --           (104)         (104)
   Net income                                  --         --           --             --       --          5,629         5,629
                                        ----------   ---------    ---------    ----------  -------     -----------   ---------------

BALANCE - June 30, 2005                 19,474,173   $   195      $  11,520           --   $   --      $  31,963     $   43,678
   Exercise of employee stock options      476,280         5            442           --       --            --             447

   Tax benefit in connection with
      exercise of stock options                --         --            210           --       --            --             210
   Non-cash stock-based
      compensation expense                     --         --            396           --       --            --             396
   Net income                                  --         --           --             --       --          6,119          6,119
                                        ----------   ---------    ---------    ----------  -------     -----------   ---------------

BALANCE - June 30, 2006                 19,950,453   $   200      $  12,568           --   $   --      $  38,082     $   50,850

   Exercise of employee stock options      139,860         1            167           --       --            --             168
   Non-cash stock-based
      compensation expense                     --         --            412           --       --            --             412
   Repurchase of Treasury shares               --         --           --       (425,172)   (2,390)          --          (2,390)
   Net income                                  --         --           --             --       --          4,217          4,217
                                        ----------   ---------    ---------    ----------  -------     -----------   ---------------

BALANCE - June 30, 2007                 20,090,313   $     201    $  13,147     (425,172)  $(2,390)    $ 42,299      $   53,257
                                        ==========   =========    =========    ==========  =======     ===========$  ===============

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            Years Ended June 30, 2007, 2006, and 2005 (In Thousands)

                                                                           2007             2006            2005
                                                                        ----------       ----------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $   4,217        $   6,119       $    5,629
   Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                         1,201            1,192            1,156
      Charge (Recovery) to obsolescence reserve                               213             (531)            (517)
    (Recovery) Provision for doubtful accounts                                (55)              40               43
      Deferred income taxes                                                  (170)             131              709
      Excess tax benefit from exercise of stock options                       --              (210)            (104)
      Non-cash stock based compensation expense                               412              396             --

   Changes in operating assets and liabilities:
      Accounts receivable                                                    (371)          (3,294)          (2,014)
      Inventories                                                          (5,770)          (5,893)          (1,131)
      Prepaid expenses and other current assets                              (416)              44              (39)
      Other assets                                                            (42)              43              (35)
      Accounts payable, accrued expenses, accrued salaries and
         wages, accrued income taxes and minority interest                 (2,893)           1,795            3,508
                                                                        ----------       ----------      ----------

   Net Cash (Used in) Provided By Operating Activities                     (3,674)            (168)           7,205
                                                                        ----------       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant, and equipment                             (1,294)           (1,679)           (658)
                                                                        ----------       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash paid for purchase of Treasury Stock                                (2,390)              --              --
   Principal payments on long-term debt                                    (1,100)              --           (9,700)
   Proceeds from long-term debt                                             7,300             2,750           3,350
   Proceeds from exercise of employee stock options                           168               447             249
   Excess tax benefit from exercise
         of stock options                                                     --                210             --
   Loan costs paid                                                            --                --              64)
                                                                        ----------       ----------      ----------

            Net Cash Provided By (Used In) Financing Activities             3,978             3,407          (6,165)
                                                                        ----------       ----------      ----------

            Net (Decrease) Increase In Cash and
               Cash Equivalents                                              (990)            1,560             382

CASH AND CASH EQUIVALENTS - Beginning                                       2,738             1,178             796
                                                                        ----------       ----------      ----------

CASH AND CASH EQUIVALENTS - Ending                                      $   1,748        $    2,738      $    1,178
                                                                        ==========       ==========      ==========


SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid, net                     $   520        $   228         $   217

   Income taxes paid                      $ 4,280        $ 2,573         $ 1,366

          See accompanying notes to consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - Nature of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year's presentation including the reclassification of $4,103,000 of inventories to inventories, non-current. The reclassifications have no effect on previously reported income.

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

Cash and Cash Equivalents

Cash and cash equivalents include approximately $195,000 and $1,564,000 of short-term time deposits at June 30, 2007 and 2006, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2007 and 2006.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts and for returns and other allowances of $365,000 and $420,000 and $1,385,000 and $1,839,000 as of June 30, 2007 and June 30, 2006, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

Inventories

Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company's overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and approximations and actual results could differ from those estimates.

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. For the fiscal years 2007, 2006 and 2005, charges/(recoveries) and balances in these reserves amounted to $213,000 and $1,200,000; $(531,000) and $987,000; $(517,000) and $1,518,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

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

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin Topic 13, Revenue Recognition, the Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) there is a fixed and determinable price for the Company's product, (iii) shipment and passage of title occurs, and (iv) collectibility is reasonably assured. Revenues from merchandise sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of the sale. The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and other allowances and the amount of reserves established for anticipated sales returns and other allowances.

Sales Returns and Other Allowances

The Company analyzes sales returns in accordance with SFAS No. 48 "Revenue Recognition When Right of Return Exists". The Company is able to make reasonable and reliable estimates of product returns based on the Company's past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2007, 2006 and 2005 was $1,374,000, $1,318,000 and $1,274,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred. Company-sponsored rearch and development costs of $5,319,000, $5,109,000 and $4,865,000 were charged to expense for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, and are included in "Cost of Sales" in the consolidated statements of income.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

                                       Net income                 Weighted Average Shares       Net income per share
                           ---------------------------------   -----------------------------   ------------------------
                              2007       2006       2005          2007      2006     2005        2007    2006    2005
                           ---------  ----------  ----------   ---------  --------  ---------  -------  ------- -------

Basic EPS:                 $ 4,217     $ 6,119    $ 5,629       19,961    19,785    19,265     $ 0.21   $ 0.31   $ 0.29
Effect of Dilutive
   Securities: Employee
     Stock options             --          --         --           638       820     1,019      (0.01)   (0.01)   (0.01)
                           ---------  ----------  ----------   ---------  --------  ---------  -------  -------  ------

Diluted EPS:                $ 4,217    $ 6,119    $ 5,629       20,599     20,605    20,284     $ 0.20   $ 0.30  $ 0.28
                           =========  ==========  ==========   =========  ========  =========  =======  =======  ======

Options to purchase 87,674, 37,500 and 0 shares of common stock for the three fiscal years ended June 30, 2007, 2006 and 2005, respectively, were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods and, accordingly, their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company has established two share incentive programs as discussed in Note 7. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying condensed consolidated statements of income prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation costs of $412,000 and $396,000 were recognized for fiscal years 2007 and 2006, respectively. The effect on both Basic and Diluted Earnings per share was $0.02 for fiscal years 2007 and 2006, respectively.

Effective July 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which required the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the year ended June 30, 2005 (in thousands, except per share data):

                                                                                   2005
                                                                                ---------

Net income, as reported                                                          $ 5,629
Deduct:  Total stock-based employee compensation expense determined
   under fair value method for all awards, net of related tax effects                227
                                                                                ---------

Pro-forma net income                                                             $ 5,402
                                                                                =========

Earnings per common share (1):
   Net earnings per common share - Basic, as reported                            $   0.29
                                                                                =========
   Net earnings per common share - Basic, pro forma                              $   0.28
                                                                                =========
   Net earnings per common share - Diluted, as reported                          $   0.28
                                                                                =========
   Net earnings per common share - Diluted, pro forma                            $   0.27
                                                                                =========

(1) Information reflects stock dividend and stock split discussed above.


Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three years ended June 30, 2007.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established rules for the reporting of comprehensive income and its components. For the fiscal years ended June 30, 2007, 2006 and 2005, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 2007 and 2006, management of the Company believes the carrying value of all financial instruments approximated fair value.

Shipping and Handling Revenues and Costs

Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Revenues and Costs requires that all shipping and handling billed to customers should be reported as revenue and the costs associated with these revenues may be classified as either cost of sales, or selling, general, and administrative costs, with footnote disclosure as to classification of these costs. The Company records the amount billed to customers in net sales ($490,000 and $513,000 in fiscal years 2007 and 2006, respectively) and classifies the costs associated with these revenues in cost of sales ($912,000 and $930,000 in fiscal years 2007 and 2006, respectively).

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the application of FIN 48.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. The Company's adoption of SAB No. 108 did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 will become effective for the Company in its fiscal year ending June 30, 2009. The Company's adoption of SFAS No. 159 is not expected to have a material effect on its consolidated financial statements.

The FASB ratified the consensuses reached in EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" ("EITF 06-3"). The EITF reached a consensus that the scope of the Issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. The presentation of taxes within the scope of this Issue on either a gross or a net basis is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, a company should disclose the aggregate amount of those taxes in interim and annual financial statements for each period for which an income statement is presented if that amount is significant. The disclosures required under this consensus should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. The Company adopted EITF 06-3 on January 1, 2006. The adoption of EITF 06-3 did not have a significant impact on the Company's consolidated financial statements. The Company currently records its sales net of any value added or sales tax.


NOTE 2 - Business and Credit Concentrations
-------------------------------------------

The Company had two customers with accounts receivable balances that aggregated 38% and 33% of the Company's accounts receivable at June 30, 2007 and 2006, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three years.


NOTE 3 - Inventories
--------------------

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or market. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Inventories, net of reserves consist of the following:

                                                      June 30,
                                               ---------------------
                                                 2007         2006
                                               --------    ---------
                                                  (In thousands)
         Component parts                       $ 15,139    $ 13,533
         Work-in-process                          3,139       2,595
         Finished product                         9,945       6,538
                                               --------    ---------

                                               $ 28,223    $ 22,666
                                               ========    =========

Classification of inventories, net of reserves:

         Current                               $  21,342     $18,563
         Non-current                               6,881       4,103
                                               --------    ---------

                                               $  28,223    $ 22,666
                                               ========    =========

NOTE 4 - Property, Plant, and Equipment
---------------------------------------

Property, plant and equipment consist of the following:

                                                     June 30,
                                           ----------------------------
                                              2007               2006                   Useful Life In years
                                           ------------       ----------    ------------------------------------------
                                                   (In thousands)

         Land                              $   904            $   904                           --
         Buildings                           8,911              8,911                        30 to 40
         Molds and dies                      4,925              4,786                         3 to  5
         Furniture and fixtures              1,630              1,583                         5 to 10
         Machinery and equipment            15,163             14,054                         7 to 10
               Leasehold improvements          190                191       Shorter of the lease term or life of asset
                                           ------------       ----------

                                            31,723            30,429
         Less:  accumulated depreciation
                   and amortization         22,588            21,391
                                           ------------       ----------

                                           $ 9,135            $9,038
                                           ============       ==========

Depreciation and amortization expense on property, plant, and equipment was approximately $1,201,000, $1,174,000 and $1,112,000 in fiscal 2007, 2006 and
2005, respectively.



NOTE 5 - Income Taxes
----------------------

Provision (benefit) for income taxes consists of the following:

                                                      For the Years Ended June 30,
                                               -----------------------------------------

                                                  2007           2006            2005
                                               ---------       ---------      ----------
                                                            (In thousands)
Current income taxes:
   Federal                                      $ 2,069         $ 3,107        $ 2,496
   State                                             15              15              5
   Foreign                                            8             11               17
                                               ---------       ---------      -----------
                                                $ 2,092         $ 3,133        $ 2,518

Deferred income tax (benefit) expense               170)            131            709
                                               ---------       ---------      -----------

Provision for income taxes                      $  1,922        $ 3,264        $ 3,227
                                               =========       =========      ===========

The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows (dollars in thousands):

                                                                               For the Years Ended June 30,
                                                             --------------------------------------------------------------
                                                                     2007                  2006                   2005
                                                             -------------------   ----------------------   ---------------
                                                                         % of                     % of                 % of
                                                                        Pre-tax                 Pre-tax             Pre-tax
                                                              Amount    Income       Amount      Income     Amount   Income

Tax at Federal statutory rate                                $ 2,087     34.0%     $ 3,190        34.0%     $ 3,011   34.0%
Increases (decreases) in
   taxes resulting from:
   Meals and entertainment                                        60      1.0           62          .7                  .7
      State income taxes, net of
         Federal income tax benefit                               10       .2           10          .1            3     --
   Foreign source income and taxes                                (5)     (.1)          (7)        (.1)          (2)    --
   Stock based compensation expense                               99      1.6           96         1.0        --        --
   Alternative Minimum Tax
         Credit utilization                                       --       --           43          .5        --        --
   Tax reserve reversal                                         (407)    (6.6)          --          --        --        --
   Other, net                                                     78      1.2         (130)        (1.4)        155    1.7
                                                             ---------- --------  -----------   ---------   -------  ------
Provision for income taxes                                   $ 1,922     31.3%     $ 3,264        34.8%     $ 3,227   36.4%
                                                             ========== ========  ===========   =========   =======  ======

Deferred tax assets and deferred tax liabilities at June 30, 2007 and 2006 are as follows (in thousands):

                                                               Current                           Long-Term
                                                         Deferred Tax Assets                Deferred Tax Assets
                                                            (Liabilities)                      (Liabilities)
                                                     ---------------------------        ---------------------------
                                                        2007             2006              2007             2006
                                                     ----------       ----------        -----------      ----------

Accounts receivable                                  $    26          $     39           $    --           $  --
Inventories                                              770               733               646             485
Accrued liabilities                                      254               235                --              --
State net operating loss carryforward                    480               388                --              --
Stock based compensation expense                         --                 --                80              39
Goodwill                                                 --                 --            (1,140)           (969)
Property, plant and equipment                            --                 --              (821)           (918)
                                                      ---------       ----------        -----------      ----------

                                                       1,530             1,395            (1,235)         (1,363)
Valuation allowance                                     (480)             (388)               --              --
                                                      ---------       ----------        -----------      ----------

   Net deferred taxes                                $ 1,050           $ 1,007           $ (1,235)        $(1,363)
                                                      =========       ==========        ===========      ==========

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

The Internal Revenue Service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. The Code is the actual law; a Revenue Procedure is the IRS's interpretation of the law. The Code has a higher level of authority than a Revenue Procedure. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. If challenged, the Company believes that the potential liability would have ranged from $0 to $9,450,000. However, the Company also believes there were other mitigating factors that would limit the amount of the potential liability, and as a result, management accrued a liability of $2,243,000 as of June 30, 2002. As of June 30, 2007, $407,000 of this accrued liability was no longer required as a result of the lapse in the applicable statute of limitations. The Company reduced this accrued liability accordingly during fiscal 2007 which reduced the Company's effective tax rate from approximately 37.9% to 31.3% for the fiscal year ended June 30, 2007. The statute of limitations on the remainder of this accrued liability of $1,836,000 will lapse in fiscal 2008. The Company has not accrued any related interest or penalties. The Company's tax provision utilizes estimates made by management and as such, is subject to change as described in Note 1 of the Consolidated financial statements.

NOTE 6 - Long-Term Debt
-----------------------

Long-term debt consists of a revolving credit and term loan facility with a balance of $10,900,000 and $4,700,000 at June 30, 2007 and 2006, respectively.
In September 2007, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $25,000,000 from $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. At June 30, 2007, the interest rate on this debt was 6.6%. The September 2007 amendment also extended the revolving credit agreement to September 2011. Any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. During fiscal 2007, the Company exceeded the restriction on capital expenditures for which it received the appropriate waiver from its primary bank.

NOTE 7 - Stock Options
----------------------

In November 1992, the stockholders approved a 10-year extension of the already-existing 1982 Incentive Stock Option Plan (the 1992 Plan). The 1992 Plan authorized the granting of awards, the exercise of which would allow up to an aggregate of approximately 4,406,400 shares of the Company's common stock to be acquired by the holders of such awards. The 1992 Plan terminated in October 2002 and there were no stock option grants outstanding under this plan as of June 30, 2007.

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

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2007, 1,331,480 stock options were granted, 504,520 stock options were available for grant, and 1,048,288 stock options were exercisable under this plan.

The fair value of each option granted during fiscal 2007 and fiscal 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         2007           2006
                                                     -----------     -----------
Risk-free interest rates                                 4.7%           4.6%
Expected lives                                        7.15 years       9 years
Expected volatility                                      59%             63%
Expected dividend yields                                  0%             0%

The following table reflects activity under the 1992 and 2002 Plans for the fiscal years ended June 30,:

                                                         2007                    2006                  2005
                                                  -------------------   --------------------   --------------------
                                                             Weighted               Weighted                Weighted
                                                              average                average                 average
                                                             exercise               exercise                exercise
                                                  Options       price     Options      price    Options        price
                                                  --------  ---------   ----------- --------   ---------  ----------

Outstanding at beginning of year                  1,333,050  $ 2.41      1,544,940   $ 1.62     1,885,680   $ 1.46
Granted                                              66,500    6.25        161,250     7.67         --        --
Exercised                                          (139,860)   1.21       (346,680)    1.00      (340,740)     .73
Forfeited                                            (4,050)   1.90        (24,300)    1.62         --        --
Cancelled/lapsed                                      --         --         (2,160)     .72         --        --
                                                  --------  ---------   ----------- --------   ----------  ---------
Outstanding at end of year                        1,255,640  $ 2.75      1,333,050   $ 2.41     1,544,940   $ 1.62
                                                  ========  =========   =========== ========   ==========  =========

Exercisable at end of year                        1,048,288  $ 2.24        940,098   $ 1.95       989,820   $ 1.24
                                                  ========  =========   =========== ========   ==========  =========

Weighted average fair value at
   grant date of options granted                             $ 3.88                  $ 6.69                   n/a
Total intrinsic value of
   options exercised                                         $73,000                 $191,000               $109,000

Cash received from option exercises for fiscal years 2007, 2006 and 2005 was $168,000, $447,000 and $249,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0, $210,000 and $104,000 for fiscal years 2007, 2006 and 2005, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007:

                                    Options outstanding                        Options exercisable
                                    -------------------------------------      --------------------------
                                                   Weighted
                                       Number       average      Weighted          Number      Weighted
                                    outstanding    remaining      average        exercisable    average
Range of exercise                    at June 30,  contractual    exercise        at June 30,   exercise
      prices                            2007         life          price            2007          price
---------------------------         -----------   -----------  -----------       -----------  ------------
$0.72 to $  4.00                     1,027,890       6.08       $  1.89            970,488      $  1.88
$4.01 to $  7.50                       190,250       8.51          5.76             62,800         5.66
$7.51 to $11.16                         37,500       8.73         11.16             15,000        11.16
                                    -----------   -----------  -----------       -----------  ------------

                                     1,255,640       6.52       $  2.75          1,048,288      $  2.24
                                    ===========   ===========  ===========       ===========  ============

As of June 30, 2007, there was $581,000 of total unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. That cost is expected to be recognized over a weighted average period of 7 years. The total fair value of the options vested during fiscal 2007 was $412,000.

In September 2000, the stockholders approved a 10 year extension of the already existing 1990 non-employee stock option plan (the 2000 Plan) to encourage non-employee directors and consultants of the Company to invest in the Company's stock. The 2000 Plan provided for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 270,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 2000 Plan provided that the option price will not be less than 100% of the fair market value of the stock at the date of grant. Options were exercisable at 20% per year and expire five years after the date of grant. Compensation cost is recognized for the fair value of the options granted to non-employee directors and consultants as of the date of grant. $24,000 of compensation expense was recorded for stock options granted to directors. There are 24,000 options available for future grants under the 2000 Plan.

The following table reflects activity under the 2000 Plan for the fiscal years ended June 30,:

                                             2007                     2006                  2005
                                    -----------------------   ---------------------   -------------------
                                                 Weighted                  Weighted              Weighted
                                                  average                   average               average
                                                 exercise                  exercise              exercise
                                      Options       price      Options        price     Options     price
                                    ----------  -----------   ----------  ---------   ----------  -------

Outstanding at beginning of year         --       $  --         129,600    $ 1.15      129,600    $  .76
Granted                               30,000        5.03          --          --          --        --
Exercised                                --          --        (129,600)     1.15         --        --
Forfeited                                --          --           --          --          --        --
Cancelled/lapsed                         --          --           --          --          --        --
                                    ----------  -----------   ----------  ---------   ----------  --------
Outstanding at end of year           30,000       $ 5.03          --       $  --       129,600    $  .76
                                    ==========  ===========   ==========  =========   =====-====  ========
Exercisable at end of year            6,000       $ 5.03          --          --       129,600    $  .76
                                    ==========  ===========   ==========  =========   ==========  ========

Weighted average fair value at
   grant date of options granted                  $ 3.16                     n/a                    n/a
Total intrinsic value of
   options exercised                                n/a                    $ 42,000                 n/a

As of June 30, 2007, there was $70,000 of total unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. That cost is expected to be recognized over a weighted average period of 4 years.

NOTE 8 - Treasury Stock
-----------------------

On March 16, 2007, the Company announced that its Board of Directors authorized the repurchase of up to one million (1,000,000) shares of its common stock. As of June 30, 2007, the Company has repurchased 425,172 shares at a weighted average price of $5.62 per share. Subsequent to June 30, 2007, the Company has repurchased an additional 222,544 shares at a weighted average price of $5.96 per share.

NOTE 9 - 401(k) Plan
---------------------

The Company maintains a 401(k) plan covering all U.S. employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $91,000, $89,000, and $80,000 for the fiscal years ended 2007, 2006 and 2005, respectively.

NOTE 10 - Commitments and Contingencies
---------------------------------------

Leases

The Company is committed under various operating leases, which do not extend beyond fiscal 2010.

Minimum lease payments through the expiration dates of these leases, with the exception of the land lease referred to below, are as follows:

Year Ending
  June 30,        Amount
-----------     ---------

   2008         $ 114,000
   2009            56,000
   2010            25,000
   2011              3,000
                ----------

  Total         $  198,000

Rent expense, with the exception of the land lease referred to below, totaled approximately $178,000, $136,000 and $138,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Land Lease

On April 26, 1993, one of the Company's foreign subsidiaries entered into a 99 year lease, expiring in 2092, for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $288,000, on which the Company's principal production facility is located.

Letters of Credit

At June 30, 2007, the Company was committed for approximately $270,000 under open commercial letters of credit.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

Employment Agreements

As of June 30, 2007, the Company was obligated under three employment agreements and one severance agreement. Compensation under the agreements includes annual salaries approximating $1,039,000. The employment agreements provide for annual bonuses based upon sales and profits, or a formula to be determined by the Board of Directors, and various severance payments as defined in each agreement. The agreement with the Company's Chief Executive Officer provides for a salary of $546,000, includes additional compensation of 25,000 stock options that vest 20% per year or upon a change in control, as defined, and a termination payment in an amount equal to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined. The employment agreements expire at various times through June 2008.

NOTE 11 - Geographical Data
----------------------------

The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe, and South America.

The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for the fiscal years ended June 30, 2007, 2006, and 2005:

                                                        2007                      2006                    2005
                                                        ----                      ----                    ----
                                                                             (in thousands)
Sales to external customers(1):
         Domestic                                     $ 56,810                  $ 58,549                 $ 54,654
         Foreign                                         9,392                    10,999                   10,575
                                                        ------                    ------                ---------
         Total Net Sales                              $ 66,202                  $ 69,548                 $ 65,229
                                                      ========                  ========                 ========

Identifiable assets:
         United States                                $ 47,636                  $ 46,651                 $ 41,753
         Dominican Republic (2)                         21,246                    18,924                   14,658
         Other foreign countries                         7,903                     5,623                    3,496
                                                         -----                     -----                    -----
         Total Identifiable Assets                    $ 76,785                  $ 71,198                 $ 59,907
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

SCHEDULE II

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

            Years Ended June 30, 2007, 2006, and 2005 (In Thousands)

               Column A                            Column B       Column C      Column D      Column E
----------------------------------------------     ----------    ----------    -----------   -----------
                                                   Balance at    Charged to    Deductions/    Balance at
                                                   Beginning     costs and     (recoveries)     end of
              Description                          of period      expenses        (1)           period
----------------------------------------------     ----------    ----------    -----------   -----------

For the year ended June 30, 2005:
   Allowance for doubtful accounts
      (deducted from accounts receivable)           $  355         $   43        $    18        $  380

For the year ended June 30, 2006:
   Allowance for doubtful accounts
      (deducted from accounts receivable)           $  380         $   70        $    30        $  420

For the year ended June 30, 2007:
   Allowance for doubtful accounts
      (deducted from accounts receivable)           $  420         $  (55)       $   --         $  365

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

b. Supplementary Financial Data

QUARTERLY RESULTS

The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters (in thousands except for per share data):

                                                         Fiscal Year Ended June 30, 2007,
                                -----------------------------------------------------------------------------------
                                     First Quarter         Second Quarter       Third Quarter        Fourth Quarter
                                     -------------         --------------       -------------        --------------
Net Sales                                 $ 14,029               $ 16,077            $ 15,566              $ 20,530
Gross Profit                                 5,559                  5,825               5,494                 6,311
Income from Operations                       1,561                  1,844               1,268                 1,828
Net Income                                     952                  1,144               1,132                   989
Net Income Per Share
         Basic EPS                             .05                    .06                 .06                   .05
         Diluted EPS                           .05                    .06                 .06                   .05

                                                         Fiscal Year Ended June 30, 2006,
                                -----------------------------------------------------------------------------------
                                     First Quarter(1)      Second Quarter(2)    Third Quarter(2)     Fourth Quarter
                                     -------------         --------------       -------------        --------------
Net Sales                                 $ 14,180               $ 17,223            $ 17,085              $ 21,060
Gross Profit                                 5,125                  6,049               6,356                 8,411
Income from Operations                       1,252                  2,264               2,324                 3,683
Net Income                                     815                  1,483               1,475                 2,346
Net Income Per Share(1):
            Basic EPS                          .04                    .08                 .07                   .12
            Diluted EPS                        .04                    .07                 .07                   .12

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





ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A:  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. At the conclusion of the period ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in alerting them in a timely manner to information relating to the company required to be disclosed in this report.

Management's Annual Report on Internal Control Over Financial Reporting. Management's Report on Internal Control Over Financial Reporting on page FS-1 is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm. Report of Independent Registered Public Accounting Firm on page FS-2 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except for the following: Management's review over it's internal controls identified conditions which they deemed to be material weaknesses, (as defined by standards established by the SEC and the Public Company Accounting Oversight Board) with respect to certain of our inventory valuation estimation methods and the classification of inventory in accordance with Accounting Research Bulletin 43. Management has informed it's independent auditors and the Audit Committee that it has initiated a review of the ways in which we can accumulate information to provide better substantiation of our overhead estimates, will be implementing a time tracking system and established an additional review of our obsolescence estimates. We will also conduct a review of our inventory turnover and utilize this review to support classification on the balance sheet.to prevent reoccurrences of these material weaknesses and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate. Management expects to complete this action during fiscal 2008.


ITEM 9B:  OTHER INFORMATION

None



                                    PART III
                                    --------

The information called for by Part III is hereby incorporated by reference from the information set forth under the headings "Election of Directors", "Corporate Governance and Board Matters", "Executive Compensation", "Beneficial Ownership of Common Stock" and "Principal Accountant Fees" in the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a Code of Ethics which applies to our senior executive and financial officers, among others. The Code is posted on our website, www.napcosecurity.com under the "Investors - Other" captions. We intend to make all required disclosures regarding any amendment to, or waiver of, a provision of the Code of Ethics for senior executive and financial officers by posting such information on our website.



                                     PART IV
                                     -------

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                                            Page
                                                                                                            ----

Management Report on Internal Controls Over Financial Reporting                                             FS-1

Report of Independent Registererd Public Accounting Firm on Internal Control Over                           FS-2
Financial Reporting

Report of Independent Registered Public Accounting Firm                                                     FS-3

Consolidated Financial Statements:

        Consolidated Balance Sheets as of June 30, 2007 and 2006                                            FS-4

Consolidated Statements of Income for the Fiscal Years Ended June 30, 2007, 2006 and 2005                   FS-6

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended June 30, 2007,                   FS-7
2006 and 2005

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2007, 2006 and                    FS-8
2005

Notes to Consolidated Financial Statements, June 30, 2007                                                   FS-9


(a)2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Systems, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                                            Page
                                                                                                            ----

II:  Valuation and Qualifying Accounts                                                                      FS-21


b. Supplementary Financial Data                                                                             FS-22


Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(a)3 and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.     Title
----------------------------------------------------------------------------------------------
Ex-3.(i)        Certificate of Amendment of Certificate    Exhibit-3.(i) to Report on Form 10-
                 of Incorporation                           K for the fiscal year ended June
                                                            30, 2006
----------------------------------------------------------------------------------------------
Ex-3.(ii)       Certificate of Incorporation as amended    Exhibit-3.(ii) to Report on Form
                                                            10-K for the fiscal year ended
                                                            June, 30 2006
----------------------------------------------------------------------------------------------
Ex-3.(iii)      Amended and Restated By-Laws               Exhibit 3.(ii) to Report on Form
                                                            10-K for the fiscal year ended
                                                            June 30, 2004
----------------------------------------------------------------------------------------------
Ex-10.A (i)     Amended and Restated 1992 Incentive Stock  Exhibit 10.A(i) to Report on Form
                 Option Plan                                10-K for the fiscal year ended
                                                            June 30, 2005
----------------------------------------------------------------------------------------------
Ex-10.A (ii)    2002 Employee Stock Option Plan            Exhibit 10.Y to Report on Form 10-Q
                                                            for the fiscal quarter ended
                                                            December 31, 2002
----------------------------------------------------------------------------------------------
Ex-10.B         2000 Non-Employee Stock Option Plan        Exhibit-10.B to Report on Form 10-K
                                                            for the fiscal year ended June 30,
                                                            2006
----------------------------------------------------------------------------------------------
Ex-10.C         Loan and Security Agreement with Marine    Exhibit 10-C to Report on Form 10-K
                 Midland Bank dated as of May 12, 1997      for the fiscal year ended June 30,
                                                            2004
----------------------------------------------------------------------------------------------
Ex-10.D         Revolving Credit Note #1 to Marine         Exhibit 10-D to Report on Form 10-K
                 Midland Bank dated as of May 12, 1997      for the fiscal year ended June 30,
                                                            2004
----------------------------------------------------------------------------------------------
Ex-10.E         Revolving Credit Note #2 to Marine         Exhibit 10-E to Report on Form 10-K
                 Midland Bank dated as of May 12, 1997      for the fiscal year ended June 30,
                                                            2004
----------------------------------------------------------------------------------------------
Ex-10.F         Promissory Note to Marine Midland Bank     Exhibit 10-F to Report on Form 10-K
                 dated as of May 12, 1997                   for the fiscal year ended June 30,
                                                            2004
----------------------------------------------------------------------------------------------
Ex-10.G         Amendment No.1 to the Loan and Security    Exhibit 10-G to Report on Form 10-K
                 Agreement with Marine Midland Bank dated   for the fiscal year ended June 30,
                 as of May 28, 1998                         2004
----------------------------------------------------------------------------------------------
Ex-10.H         Term Loan Note to Marine Midland Bank      Exhibit 10-H to Report on Form 10-K
                 dated as of May 28, 1998                   for the fiscal year ended June 30,
                                                            2004
----------------------------------------------------------------------------------------------
*Ex-10.I        Amended and Restated Employment Agreement  Exhibit 10.I to Report on Form 10-K
                 with Richard Soloway                       for fiscal year ended June 30,
                                                            2003
----------------------------------------------------------------------------------------------
*Ex-10.J        Employment Agreement with Jorge Hevia      Exhibit 10-J to Report on Form 10-K
                                                            for the fiscal year ended June 30,
                                                            2005
----------------------------------------------------------------------------------------------
Ex-10.K         Amendment No. 2 to the Loan and Security   Exhibit 10-K to Report on Form 10-K
                 Agreement with HSBC Bank dated as of       for the fiscal year ended June 30,
                 June 30, 1999                              2005
----------------------------------------------------------------------------------------------
*Ex-10.L        Employment Agreement with Michael          Exhibit 10-L to Report on Form 10-K
                 Carrieri                                   for the fiscal year ended June 30,
                                                            2005
----------------------------------------------------------------------------------------------
*Ex-10.M        Indemnification Agreement dated August 9,  Exhibit 10-M to Report on Form 10-K
                 1999                                       for the fiscal year ended June 30,
                                                            2005
----------------------------------------------------------------------------------------------

 Ex-10.O        Amendment No. 4 to Loan and Security       Exhibit 10-O to Report on Form 10-K
                 Agreement                                  for the fiscal year ended June 30,
                                                            2005
 ---------------------------------------------------------------------------------------------
 Ex-10.P        Amendment No. 8 to Loan and Security       Exhibit-10.P to Report on Form 10-K
                 Agreement                                  for the fiscal year ended June 30,
                                                            2006
 ---------------------------------------------------------------------------------------------
 Ex-10.Q        Note Modification Agreement                Exhibit 10.X to Report on Form 10-K
                                                            for fiscal year ended June 30,
                                                            2001
 ---------------------------------------------------------------------------------------------
 Ex-10.R        Amendment No. 10 to the Loan and Security  Exhibit 10.R to Report on Form 10-K
                 Agreement                                  for fiscal year ended June 30,
                                                            2003
 ---------------------------------------------------------------------------------------------
 Ex-10.S        Amendment No. 3 to the Loan and Security   Exhibit 10-S to Report on Form 10-K
                 Agreement                                  for the fiscal year ended June 30,
                                                            2004
 ---------------------------------------------------------------------------------------------
 Ex-10.T        Amendment No. 9 to the Loan and Security   Exhibit 10-T to Report on Form 10-K
                 Agreement                                  for the fiscal year ended June 30,
                                                            2004
 ---------------------------------------------------------------------------------------------
 Ex-10.U        Amendment No. 11 to the Loan and Security  Exhibit 10-U to Report on Form 10-K
                 Agreement                                  for the fiscal year ended June 30,
                                                            2004
 ---------------------------------------------------------------------------------------------
 Ex-10.V        Amendment No. 12 to the Loan and Security  Exhibit 10-V to Report on Form 10-K
                 Agreement                                  for the fiscal year ended June 30,
                                                            2004
 ---------------------------------------------------------------------------------------------
 Ex-10.W        Amendment No. 13 to the Loan and Security  Exhibit 10-W to Report on Form 10-K
                 Agreement                                  for the fiscal year ended June 30,
                                                            2004
 ---------------------------------------------------------------------------------------------
 Ex-14.0        Code of Ethics                             Exhibit 14.0 to Report on Form 10-K
                                                            for the fiscal year ended June 30,
                                                            2003
 ---------------------------------------------------------------------------------------------
 Ex-21.0        Subsidiaries of the Registrant             E-18
 ---------------------------------------------------------------------------------------------
 Ex-23.1        Consent of Independent Auditors            E-19
 ---------------------------------------------------------------------------------------------
 Ex-31.1        Section 302 Certification of Chief         E-20
                 Executive Officer
 ---------------------------------------------------------------------------------------------
 Ex-31.2        Section 302 Certification of Chief         E-21
                 Financial Officer
 ---------------------------------------------------------------------------------------------
 Ex-32.1        Certification of Chief Executive Officer   E-22
                 Pursuant to 18 USC Section 1350 and
                 Section 906 of Sarbanes - Oxley Act of
                 2002
 ---------------------------------------------------------------------------------------------
 Ex-32.2        Certification of Chief Financial Officer   E-23
                 Pursuant to 18 USC Section 1350 and
                 Section 906 of Sarbanes - Oxley Act of
                 2002
 ---------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 27, 2007

NAPCO SECURITY SYSTEMS, INC.
(Registrant)


By: /s/RICHARD SOLOWAY
    ------------------
        Richard Soloway
        Chairman of the Board of
        Directors, President and Secretary
       (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature                                            Title                                  Date
---------                                            -----                                 ------

/s/RICHARD SOLOWAY                    Chairman of the Board of Directors,            September 27, 2007
--------------------------            President and Secretary and Director
Richard Soloway                       (Principal Executive Officer)



/s/KEVIN S. BUCHEL                    Senior Vice President of Operations            September 27, 2007
--------------------------            and Finance and Treasurer and Director
Kevin S. Buchel                       (Principal Financial and Accounting Officer)



/s/PAUL STEPHEN BEEBER                Director                                       September 27, 2007
--------------------------
Paul Stephen Beeber


/s/RANDY B. BLAUSTEIN                 Director                                       September 27, 2007
--------------------------
Randy B. Blaustein


/s/ARNOLD BLUMENTHAL                  Director                                       September 27, 2007
--------------------------
Arnold Blumenthal


/s/DONNA SOLOWAY                      Director                                       September 27, 2007
--------------------------
Donna Soloway


/s/ANDREW J. WILDER                   Director                                       September 27, 2007
--------------------------
Andrew J. Wilder