Form 10-Q
period 2007-09-30
NAPCO SECURITY SYSTEMS INC
filed 2007-11-14
CIK 69633

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.



Commission File number:              0-10004
                        ----------------------------------------



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

                                 (631) 842-9400
              ----------------------------------------------------
              (Registrant's telephone number including area code)

                                      None
              ----------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed from last report)





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

Large Accelerated Filer      Accelerated Filer  X    Non-Accelerated Filer
                       -----                  -----                        -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                Yes                        No      X
                    -------------             -------------


 Number of shares outstanding of each of the issuer's classes of common stock, as of: NOVEMBER 12, 2007

            COMMON STOCK, $.01 PAR VALUE PER SHARE     19,349,964

                                                                            Page
PART I:  FINANCIAL INFORMATION                                              ----

         ITEM 1. Financial Statements

           NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           INDEX - SEPTEMBER 30, 2007

               Condensed Consolidated Balance Sheets, September 30, 2007 and
               June 30, 2007                                                   3

               Condensed Consolidated Statements of Income for the Three
               Months ended September 30, 2007 and 2006                        4

               Condensed Consolidated Statements of Cash Flows for the Three
               Months ended September 30, 2007 and 2006                        5

               Notes to Condensed Consolidated Financial Statements            6


         ITEM 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                 11

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk   15

         ITEM 4. Controls and Procedures                                      16


PART II:  OTHER INFORMATION                                                   17


SIGNATURE PAGE                                                                18

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,     June 30,
                    ASSETS                                                   2007 (unaudited)      2007
                    ------                                                      -----------    ----------
                                                                            (in thousands, except share data)
Current Assets:
       Cash and cash equivalents                                                    $ 1,916       $ 1,748
       Accounts receivable, less reserve for doubtful accounts                       22,106        25,579
       Inventories, net                                                              23,120        21,342
       Prepaid expenses and other current assets                                      1,155         1,171
       Deferred income taxes                                                          1,079         1,050
                                                                                -----------    ----------

            Total Current Assets                                                     49,376        50,890
Inventories - non-current, net                                                        7,594         6,881
Property, plant and equipment, net                                                    9,201         9,135
Goodwill, net                                                                         9,686         9,686
Other assets                                                                            264           193
                                                                                -----------    ----------

            Total Assets                                                            $76,121       $76,785
                                                                                ===========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                                             $ 5,383       $ 5,045
       Accrued expenses                                                               1,726         1,638
       Accrued salaries and wages                                                     2,185         2,631
       Accrued income taxes                                                             332            96
                                                                                -----------    ----------

            Total Current Liabilities                                                 9,626         9,410

Long-term debt                                                                       10,900        10,900
Accrued income taxes                                                                  2,605         1,836
Deferred income taxes                                                                 1,010         1,235
Minority interest in subsidiary                                                         147           147
                                                                                -----------    ----------

            Total Liabilities                                                        24,288        23,528
                                                                                -----------    ----------

Stockholders' Equity:
       Common stock, par value $.01 per share; 40,000,000 shares authorized,
        20,090,313 shares issued and 19,434,477 and 19,665,141 shares
        outstanding, respectively                                                       201           201
       Additional paid-in capital                                                    13,205        13,147
       Retained earnings                                                             42,188        42,299
                                                                                -----------    ----------
                                                                                     55,594        55,647
       Less: Treasury Stock, at cost (655,836 and 425,172 shares, respectively)      (3,761)       (2,390)
                                                                                -----------    ----------

            Total stockholders' equity                                               51,833        53,257
                                                                                -----------    ----------

             Total Liabilities and Stockholders' Equity                             $76,121       $76,785
                                                                                ===========    ==========

                 See accompanying notes to condensed consolidated financial statements.



                           NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)




                                                                              Three Months Ended
                                                                                 September 30,
                                                                        -----------------------------

                                                                               2007          2006
                                                                        ------------  ---------------
                                                                         (in thousands, except share
                                                                             and per share data)

Net sales                                                               $    13,876   $    14,029
Cost of sales                                                                 8,747         8,470
                                                                        ------------  ---------------

          Gross Profit                                                        5,129         5,559
Selling, general and administrative expenses                                  4,326         3,998
                                                                        ------------  ---------------

          Operating Income                                                      803         1,561
                                                                        ------------  ---------------

Interest expense, net                                                           195            90
Other expenses, net                                                               7             4
                                                                        ------------  ---------------

          Other expenses                                                        202            94
                                                                        ------------  ---------------

         Income Before Minority Interest and Provision for Income Taxes         601         1,467

Minority interest in loss of subsidiary                                          38            13
                                                                        ------------  ---------------

         Income Before Provision for Income Taxes                               639         1,480

Provision for income taxes                                                      265           528
                                                                        ------------  ---------------

          Net Income                                                    $       374   $       952
                                                                        ============  ===============


Earnings per share (Note 4):
          Basic                                                         $      0.02   $      0.05
                                                                        ============  ===============

          Diluted                                                       $      0.02   $      0.05
                                                                        ============  ===============


Weighted average number of shares outstanding (Note 4):
         Basic                                                           19,567,689    19,951,298
                                                                        ============  ===============

         Diluted                                                         20,157,065    20,807,264
                                                                        ============  ===============


             See accompanying notes to condensed consolidated financial statements.



                            NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                 Three Months Ended
                                                                                    September 30,
                                                                              -------------------------

                                                                                    2007       2006
                                                                              ------------ ------------
                                                                                    (in thousands)
Cash Flows from Operating Activities:
          Net income                                                              $   374    $   952
          Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
                    Depreciation and amortization                                     277        278
                    Recovery of doubtful accounts                                     (40)       (40)
                    Deferred income taxes                                            (254)        24
                    Non-cash stock based compensation expense                          59         84
         Changes in operating assets and liabilities:
                    Accounts receivable                                             3,513      1,375
                    Inventories                                                    (2,491)    (4,147)
                    Prepaid expenses and other current assets                          16       (119)
                    Other assets                                                      (71)      (124)
                    Accounts payable, accrued expenses, accrued salaries and
                    wages, and accrued income taxes                                   500        250
                                                                              ------------ ------------

Net Cash Provided by (Used in) Operating Activities                                 1,883     (1,467)
                                                                              ------------ ------------

Cash Flows Used in Investing Activities:
          Purchases of property, plant and equipment                                 (344)      (214)
                                                                              ------------ ------------

Cash Flows from Financing Activities:
          Proceeds from exercise of employee stock options                              -          9
          Cash paid for purchase of treasury stock                                 (1,371)         -
                                                                              ------------ ------------

Net Cash (Used in) Provided by Financing Activities                                (1,371)         9
                                                                              ------------ ------------

Net increase (decrease) in Cash and Cash Equivalents                                  168     (1,672)

Cash and Cash Equivalents, Beginning of Period                                      1,748      2,738
                                                                              ------------ ------------

Cash and Cash Equivalents, End of Period                                          $ 1,916    $ 1,066
                                                                              ============ ============

Cash Paid During the Period for:
--------------------------------

          Interest                                                                $   186    $    87
                                                                              ============ ============

          Income taxes                                                            $     -    $     -
                                                                              ============ ============


Non-cash Investing activities:
------------------------------

          Adjustment to Retained earnings relating to adoption
          of FIN 48 (see Note 8)                                                  $   485    $     -
                                                                              ============ ============

               See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)




1.)  Summary of Significant Accounting Policies and Other Disclosures
     ----------------------------------------------------------------

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended September 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2007. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2007 Consolidated Financial Statements. However, for interim financial statements, inventories are calculated using a gross profit percentage.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2007 and 2006 was $522,000 and $358,000, respectively.

     Research and Development Costs

     Research and development costs incurred by the Company are charged to expense in the year incurred. Company-sponsored research and development costs of $1,332,000 and $1,293,000 were charged to expense for the three months ended September 30, 2007 and 2006, respectively, and are included in "Cost of Sales" in the condensed consolidated statements of income.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

     The Company had two customers with accounts receivable balances that aggregated 46% and 38% of the Company's accounts receivable at September 30, 2007 and June 30, 2007, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

     In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $325,000 and $365,000 as of September 30, 2007 and June 30, 2007, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

     Stock Options

     During the three months ended September 30, 2007 the Company granted no stock options under its 2002 Employee Incentive Stock Option Plan or its 2000 Non-employee Incentive Stock Option Plan. No options were exercised under these plans during the three months ended September 30, 2007.


     Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the date of effectiveness. The Company has adopted the provisions of FIN 48 effective July 1, 2007. For the effects of this implementation see Note 8.

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

2.)  Stock-based Compensation
     ------------------------

     The Company has established two share incentive programs as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2007. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant. Stock-based compensation costs of $59,000 and $84,000 were recognized in three months ended September 30, 2007 and 2006, respectively. Unearned stock-based compensation cost was $522,000 as of September 30, 2007.

3.)  Inventories
     -----------

     For interim financial statements, inventories are calculated using a gross profit percentage. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories. As of September 30, 2007 and June 30, 2007, balances in these reserves amounted to $1,200,000. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

     Inventories, net of reserves consist of the following (in thousands):
                                                September 30,      June 30,
                                                   2007             2007


                        Component parts         $ 16,475         $ 15,139
                        Work-in-process            3,416            3,139
                        Finished product          10,823            9,945
                                              ----------       ----------

                                                $ 30,714         $ 28,223
                                              ==========       ==========


    Classification of inventories, net of reserves:

                        Current                 $ 23,120         $ 21,342
                        Non-current                7,594            6,881
                                              ----------       ----------

                                                $ 30,714         $ 28,223
                                              ==========       ==========

4.)  Earnings Per Common Share
     -------------------------

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

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):


                                                                    Three months ended September 30, 2007
                                                     -------------------------------------------------------------------
                                                          Net Income              Shares                  Per Share
                                                         (numerator)          (denominator)                Amounts
                                                     ------------------      -----------------         -----------------
     Basic EPS
     ---------
     Net income, as reported                         $        374                    19,568            $          0.02
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options                          $          -                       589            $             -
                                                     ------------------      -----------------         -----------------
     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises                    $        374                    20,157            $          0.02
                                                     ==================      =================         =================

     62,000 options to purchase shares of common stock in the three months ended September 30, 2007 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                                                    Three months ended September 30, 2006
                                                     -------------------------------------------------------------------
                                                          Net Income              Shares                  Per Share
                                                         (numerator)          (denominator)                Amounts
                                                     ------------------      -----------------         -----------------
     Basic EPS
     ---------
     Net income, as reported                         $       952                     19,951            $         0.05
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options                          $         -                        856            $            -
                                                     ------------------      -----------------         -----------------
     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises                    $       952                     20,807             $        0.05
                                                     ==================      =================         =================

     37,000 options to purchase shares of common stock in the three months ended September 30, 2006 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period.

5.)  Long Term Debt
     --------------

     Long-term debt consists of a revolving credit and term loan facility with a balance of $10,900,000 at September 30, 2007 and at June 30, 2007. In September 2007, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $25,000,000 from $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. As of September 30, 2007 the interest rate on the outstanding portion of this facility was 6.7%. The September 2007 amendment also extended the revolving credit agreement to September 2011. Any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of September 30, 2007 the Company was not in compliance with one of these covenants relating to Tangible Net Worth for which it subsequently received the appropriate waiver and covenant amendment from its primary bank.

6.)  Geographical Data
     -----------------

     The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe, and South America.

     The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for the three months ended September 30, 2007 and 2006 (in thousands):

                                           Three Months ended September 30,
                                      ------------------------------------------
                                             2007                    2006
                                      -------------------     ------------------
     Sales to external customers(1):
        Domestic                            $ 11,573                $ 11,435
        Foreign                                2,303                   2,594
                                      -------------------     ------------------
          Total Net Sales                   $ 13,876                $ 14,029
                                      ===================     ==================
                                                         As of
                                      ------------------------------------------
                                      September 30, 2007        June 30, 2007
                                      -------------------    -------------------
     Identifiable assets:
        United States                       $ 46,441                $ 47,636
        Dominican Republic (2)                22,532                  21,246
        Other foreign countries                7,148                   7,903
                                      -------------------    -------------------
          Total Identifiable Assets         $ 76,121                $ 76,785
                                      ===================    ===================

     (1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of Net Sales. (2) Consists primarily of inventories ($17,534,000) and fixed assets ($5,017,000) located at the Company's principal manufacturing facility in the Dominican Republic.

7.)  Commitments and Contingencies
     -----------------------------

     In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

8.)  Income Taxes
     ------------

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

     The Internal Revenue Service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. The Code is the actual law; a Revenue Procedure is the IRS's interpretation of the law. The Code has a higher level of authority than a Revenue Procedure. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. If challenged, the Company believes that the potential liability would have ranged from $0 to $9,450,000. However, the Company also believes there were other mitigating factors that would limit the amount of the potential liability, and as a result, management accrued a liability of $2,243,000 as of June 30, 2002. As a result of the lapse in the applicable statute of limitations, the Company reversed $407,000 of this accrued liability during fiscal 2007, resulting in a long-term accrued income tax liability of $1,836,000 as of June 30, 2007.

     As a result of the implementation of FIN48 as of July 1, 2007, the Company increased its accrued income tax liability by $715,000, from $1,836,000 to $2,551,000, to provide for additional reserves for uncertain income tax positions, relating to the fiscal years 2004 through 2007, the only periods subject to examination by the taxing authorities. The increase in the accrued income tax liability of $715,000 was offset in part by a $230,000 increase in a related deferred income tax asset, resulting in a net reduction to retained earnings of $485,000 (representing the cumulative effect of adopting FIN 48).

     During the quarter ended September 30, 2007, the Company increased its reserve for uncertain income tax positions by $54,000, excluding the related deferred tax benefit (representing interest on unrecognized income tax positions), resulting in a long-term accrued income tax liability of $2,605,000.

     The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense and accrued income taxes. As of September 30, 2007, the Company had accrued interest totaling $467,000, excluding the related deferred tax asset.

     As of September 30, 2007, the Company had, approximately $2,325,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $280,000) that, if recognized, would favorably affect the effective income tax rate in any future periods.

     The total accrued liability related to the election described above as of September 30, 2007 (including related accrued interest) totaled $2,354,000. The statute of limitations on the remainder of this accrued liability is scheduled to lapse in fiscal 2008, which would result in a net benefit to income tax expense of $2,198,000 ($2,354,000 less the related $156,000 deferred income tax benefit).


9.)  Treasury Stock
     --------------

     On March 16, 2007, the Company announced that its Board of Directors authorized the repurchase of up to one million (1,000,000) shares of its common stock. As of September 30, 2007, the Company has repurchased 655,836 shares at a weighted average price of $5.73 per share. Subsequent to September 30, 2007, the Company has repurchased an additional 85,593 shares at a weighted average price of $5.48 per share.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 17% and 18% of our revenues for the three months ended September 30, 2007 and 2006, respectively.

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

In February 2004 the Company entered into a joint venture with an unrelated company to sell security-related products, including those manufactured by the Company, in the Middle East. The Company owns 51% of the newly formed company, an LLC organized in New York, which has its main operations in the United Arab Emirates. Revenues generated by this joint venture were approximately 3% of our revenues for the three months ended September 30, 2007.

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in the three months ended September 30, 2007 did not contribute materially to revenue during this period, but should benefit the Company over future periods. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

The post-September 11 era has generally been characterized by increased demand for electronic security products and services. The Company believes the security equipment market is likely to continue to exhibit healthy growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards. The Company's business is also affected by the housing markets. Demand for the Company's intrusion products, which accounted for approximately 50% of Net sales in Fiscal 2007, has a direct correlation to demand in the housing market.

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

Revenue Recognition

Revenues from merchandise sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of sale. We report our sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual sales returns and allowances and an amount established for anticipated sales returns and allowances.

Our accrual for sales returns and allowances is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns and allowances, as well as management's estimate of anticipated sales returns and allowances. As a percentage of gross sales, sales returns, rebates and other allowances were 4% and 9% for the three months ended September 30, 2007 and 2006, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 46% and 38% of the Company's accounts receivable at September 30, 2007 and June 30, 2007, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $325,000 and $365,000 as of September 30, 2007 and June 30, 2007, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Inventories

For interim financial statements, inventories are calculated using a gross profit percentage. This valuation method is based, in part, on subjective estimates and approximations and actual results could differ from those estimates.

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

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At the close of Fiscal 2007, the Company performed its annual impairment evaluation required by this standard and determined that its goodwill is not impaired.

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

The Internal Revenue Service has issued a Revenue Procedure which is inconsistent with the Code exemption described above. The Code is the actual law; a Revenue Procedure is the IRS's interpretation of the law. The Code has a higher level of authority than a Revenue Procedure. Management believes that it has appropriately relied on the guidance in the Code when filing its income tax return. If challenged, the Company believes that the potential liability would have ranged from $0 to $9,450,000. However, the Company also believes there were other mitigating factors that would limit the amount of the potential liability, and as a result, management accrued a liability of $2,243,000 as of June 30, 2002. As a result of the lapse in the applicable statute of limitations, the Company reversed $407,000 of this accrued liability during fiscal 2007, resulting in a long-term accrued income tax liability of $1,836,000 as of June 30, 2007.

As a result of the implementation of FIN48 as of July 1, 2007, the Company increased its accrued income tax liability by $715,000, from $1,836,000 to $2,551,000, to provide for additional reserves for uncertain income tax positions, relating to the fiscal years 2004 through 2007, the only periods subject to examination by the taxing authorities. The increase in the accrued income tax liability of $715,000 was offset in part by a $230,000 increase in a related deferred income tax asset, resulting in a net reduction to retained earnings of $485,000 (representing the cumulative effect of adopting FIN 48).

During the quarter ended September 30, 2007, the Company increased its reserve for uncertain income tax positions by $54,000, excluding the related deferred tax benefit (representing interest on unrecognized income tax positions), resulting in a long-term accrued income tax liability of $2,605,000.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense and accrued income taxes. As of September 30, 2007, the Company had accrued interest totaling $467,000, excluding the related deferred tax asset.

As of September 30, 2007, the Company had, approximately $2,325,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $280,000) that, if recognized, would favorably affect the effective income tax rate in any future periods.

The total accrued liability related to the election described above as of September 30, 2007 (including related accrued interest) totaled $2,354,000. The statute of limitations on the remainder of this accrued liability is scheduled to lapse in fiscal 2008, which would result in a net benefit to income tax expense of $2,198,000 ($2,354,000 less the related $156,000 deferred income tax benefit).


Results of Operations
---------------------
                                    --------------------------------------------
                                        Three months ended September 30, (in
                                                     thousands)
                                    --------------------------------------------
                                       2007          2006        % Increase/
                                                                 (decrease)
                                    --------------------------------------------
Net sales                           $ 13,876      $ 14,029          (1.1)%
Gross profit                           5,129         5,559          (7.7)%
Gross profit as a % of net sales        37.0%         39.6%         (2.6)%
Selling, general and administrative    4,326         3,998            8.2%
Selling, general and administrative
as a percentage of net sales            31.2%         28.5%           2.7%
Operating income                         803         1,561         (48.6)%
Interest expense                         195            90          116.7%
Other expense
                                           7             4           75.0%
Minority interest in net loss
(income) of subsidiary, net               38            13          192.3%
Provision for income taxes               265           528         (49.8)%
Net income                               374           952         (60.7)%
                                    --------------------------------------------

Sales for the three months ended September 30, 2007 decreased by approximately 1% to $13,876,000 as compared to $14,029,000 for the same period a year ago. The decrease in sales for the three months was due to lower sales in the Company's Access Control products as partially offset by increases in the Company's intrusion-related sales..

The Company's gross profit for the three months ended September 30, 2007 decreased by $430,000 to $5,129,000 or 37.0% of sales as compared to $5,559,000 or 39.6% of sales for the same period a year ago. The decrease in gross profit was due primarily to lower production levels, and an associated decrease in overhead absorption rates, in the first three months of fiscal 2008 as compared to the same period in fiscal 2007 as well as a reduction in the first quarter of fiscal 2006 in the Company's inventory reserves of approximately $150,000.

Selling, general and administrative expenses for the three months ended September 30, 2007 increased by $328,000 to $4,326,000, or 31.2% of sales, as compared to $3,998,000, or 28.5% of sales a year ago. The increase in dollars and as a percentage of sales for the three months ended September 30, 2007 was due primarily to the timing of tradeshow expenses relating to a major tradeshow which occurred in September 2007. The same tradeshow occurred in October of 2006 in the prior fiscal year.

Interest expense, net for the three months ended September 30, 2007 increased by $105,000 to $195,000 as compared to $90,000 for the same period a year ago. This increase resulted primarily from the increase in the Company's average outstanding debt, the result of the Company's increase in inventory as discussed below.

The Company's provision for income taxes for the three months ended September 30, 2007 decreased by $263,000 to $265,000 as compared to $528,000 for the same period a year ago. The tax provision for the three months ended September 30, 2007 is calculated using an estimated annual effective tax rate of 36%. The Company's effective rate for the three months ended September 30, 2007 was 41%, which included an additional provision of $36,000 resulting from the Company's adoption of FIN48 as described in Note 8. The decrease in provision for income taxes for the three months resulted primarily from the decrease in Income before income tax.

Net income decreased by $578,000 to $374,000 or $0.02 per diluted share for the three months ended September 30, 2007 as compared to $952,000 or $0.05 per diluted share for the same period a year ago. This decrease was primarily due to the aforementioned decreases in gross profit and increases in selling, general and administrative and interest expenses, net of the related decrease in provision for income taxes.

Liquidity and Capital Resources
-------------------------------

During the three months ended September 30, 2007 the Company utilized all of its cash from operations to purchase property, plant and equipment ($344,000) and treasury stock ($1,371,000). One of the key factors in the use of operating cash was our investment in additional inventory ($2,491,000) as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at September 30, 2007 decreased $3,473,000 to $22,106,000 as compared to $25,579,000 at June 30, 2007. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2007 as compared to the quarter ended September 30, 2007 as partially offset by extended terms granted to certain of the Company's customers during the quarter ended June 30, 2007. Certain of these terms extended beyond September 30, 2007.

Inventories at September 30, 2007 increased by $2,491,000 to $30,714,000 as compared to $28,223,000 at June 30, 2007. This increase was primarily the result of the Company level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters as well as to support a projection of higher sales in fiscal 2007.

In September 2007, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $25,000,000 from $18,000,000. As of September 30, 2007 there was approximately $14,100,000 available under the secured revolving credit facility. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. As of September 30, 2007 the interest rate on the outstanding portion of this facility was 6.7%. The September 2007 amendment also extended the revolving credit agreement to September 2011. Any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement. As of September 30, 2007 the Company was not in compliance with one of these covenants relating to Tangible Net Worth for which it subsequently received the appropriate waiver and covenant amendment from its primary bank.


As of September 30, 2007 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.



ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At September 30, 2007, an aggregate principal amount of approximately $10,900,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 6.7%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $109,000 in interest that year.

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



ITEM 4:  Controls and Procedures
--------------------------------

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

At the conclusion of the period ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report except as follows:

Management's review over it's internal controls at the conclusion of fiscal 2007 identified conditions which they deemed to be material weaknesses, (as defined by standards established by the SEC and the Public Company Accounting Oversight Board) with respect to certain of our inventory valuation estimation methods and the classification of inventory in accordance with Accounting Research Bulletin 43 ("ARB No. 43"). Management has informed it's independent auditors and the Audit Committee that it has corrected its method of classifying its inventory so as to be in compliance with ARB No. 43, has initiated a review of the ways in which we can accumulate information to provide better substantiation of our overhead estimates, including implementation of an additional time-tracking system, and established an additional review of our obsolescence estimates. We will also conduct a review of our inventory turnover and utilize this review to support classification on the balance sheet to prevent reoccurrences of these material weaknesses and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate. Management expects to complete these actions during fiscal 2008.

During the first quarter of fiscal 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except for the procedure described above which has corrected the weakness relating to inventory classification on the balance sheet.

PART II: OTHER INFORMATION



Item 1A.   Risk Factors
           ------------

           Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2007 during the three months ended September 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Uses of Proceeds
           ------------------------------------------------------------


           --------------------------------------------------------------------------------------------------------------------
                                                                                       Total Number of
                                                                                     Shares Purchased as   Maximum Number of
                                                      Total Number of     Average     Part of Publically  Shares that May Yet
                                                          Shares         Price Paid   Announced Plans or   Be Purchased Under
                     Period                              Purchased        per Share        Programs        Plans or Programs
           --------------------------------------------------------------------------------------------------------------------
           July 1, 2007 - July 30, 2007                     30,100          $6.55           30,100              544,728

           August 1, 2007 - August 31, 2007                121,800          $5.90          121,800              422,928

           September 1, 2007 - September 30, 2007           78,764          $5.69           78,764              344,164
           --------------------------------------------------------------------------------------------------------------------

           Total for the quarter ended September 30,        230,664         $5.91           230,664             344,164
           2007                                             =======                         =======

           --------------------------------------------------------------------------------------------------------------------

           On March 16, 2007, the Company announced that its Board of Directors authorized the repurchase of up to one million (1,000,000) shares of its common stock.

Item 6.    Exhibits
           --------

             10.A Amended and Restated Loan and Security Agreement with HSBC Bank USA dated September 7, 2007
             10.B Waiver and Amendment dated November 8, 2007 to Amended and Restated Loan and Security Agreement with HSBC Bank USA dated September 7, 2007
             31.1  Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard
                   L. Soloway, Chairman of the Board and President
             31.2  Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin
                   S. Buchel, Senior Vice President of Operations and Finance
             32.1  Section 1350 Certifications

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2007


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