Form 10-Q
period 2007-12-31
NAPCO SECURITY SYSTEMS INC
filed 2008-02-15
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
         DECEMBER 31, 2007
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         __________ TO __________.


Commission File number:                0-10004
                          ------------------------------------



                          NAPCO SECURITY SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                  11-2277818
---------------------------------------       ----------------------------------
 (State or other jurisdiction of                 (IRS Employer Identification
  incorporation of organization)                           Number)

          333 Bayview Avenue
         Amityville, New York                               11701
---------------------------------------       ----------------------------------
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

               Yes     X                   No
                   ---------                  ---------


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer      Accelerated Filer  X   Non-Accelerated Filer
                        ---                    ---                        ---
Smaller reporting company
                          ---


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

               Yes                         No     X
                   ---------                  ---------


Number of shares outstanding of each of the issuer's classes of common stock, as of: FEBRUARY 11, 2008

              COMMON STOCK, $.01 PAR VALUE PER SHARE        19,091,393

                                                                           Page
                                                                          ------
PART I:  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

             NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
             INDEX - DECEMBER 31, 2007

                 Condensed Consolidated Balance Sheets, December 31,
                  2007 and June 30, 2007                                      3

                 Condensed Consolidated Statements of Income for the
                  Three Months ended December 31, 2007 and 2006               4

                 Condensed Consolidated Statements of Income for the
                  Six Months ended December 31, 2007 and 2006                 5

                 Condensed Consolidated Statements of Cash Flows for
                  the Six Months ended December 31, 2007 and 2006             6

                 Notes to Condensed Consolidated Financial Statements         7


         ITEM 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    14

         ITEM 3.     Quantitative and Qualitative Disclosures About
                      Market Risk                                            19

         ITEM 4.     Controls and Procedures                                 19


PART II: OTHER INFORMATION                                                   20


SIGNATURE PAGE                                                               21

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        December 31,              June 30,
                                    ASSETS                            2007 (unaudited)              2007
                                    ------                            ----------------        ----------------
                                                                         (in thousands, except share data)
Current Assets:
       Cash and cash equivalents                                      $           971         $         1,748
       Accounts receivable, less reserve for doubtful accounts                 21,251                  25,579
       Inventories, net                                                        24,504                  21,342
       Prepaid expenses and other current assets                                1,243                   1,171
       Deferred income taxes                                                    1,182                   1,050
                                                                      ----------------        ----------------

           Total Current Assets                                                49,151                  50,890

Inventories - non-current, net                                                  8,150                   6,881
Property, plant and equipment, net                                              9,021                   9,135
Goodwill, net                                                                   9,686                   9,686
Other assets                                                                      374                     193
                                                                      ----------------        ----------------

           Total Assets                                               $        76,382         $        76,785
                                                                      ================        ================


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:
       Accounts payable                                               $         5,027         $         5,045
       Accrued expenses                                                         1,072                   1,638
       Accrued salaries and wages                                               2,436                   2,631
       Accrued income taxes                                                       268                      96
                                                                      ----------------        ----------------

           Total Current Liabilities                                            8,803                   9,410

Long-term debt                                                                 12,400                  10,900
Accrued income taxes                                                            2,653                   1,836
Deferred income taxes                                                           1,027                   1,235
Minority interest in subsidiary                                                   147                     147
                                                                      ----------------        ----------------

           Total Liabilities                                                   25,030                  23,528
                                                                      ----------------        ----------------
Stockholders' Equity:
       Common stock, par value $.01 per share; 40,000,000 shares
        authorized, 20,091,393 and 20,090,313 shares issued and
        19,109,064 and 19,665,141 shares outstanding, respectively                201                     201
       Additional paid-in capital                                              13,300                  13,147
       Retained earnings                                                       43,361                  42,299
                                                                      ----------------        ----------------
                                                                               56,862                  55,647
       Less: Treasury Stock, at cost (982,329 and 425,172 shares,
        respectively)                                                          (5,510)                 (2,390)
                                                                      ----------------        ----------------

           Total stockholders' equity                                          51,352                  53,257
                                                                      ----------------        ----------------

            Total Liabilities and Stockholders' Equity                $        76,382         $        76,785
                                                                      ================        ================

     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)



                                                                                 Three Months Ended
                                                                                    December 31,
                                                                      ----------------------------------------

                                                                            2007                    2006
                                                                      ----------------        ----------------
                                                                            (in thousands, except share
                                                                                and per share data)


Net sales                                                             $        16,166         $        16,077
Cost of sales                                                                  10,910                  10,252
                                                                      ----------------        ----------------

         Gross Profit                                                           5,256                   5,825
Selling, general and administrative expenses                                    3,971                   3,981
                                                                      ----------------        ----------------

         Operating Income                                                       1,285                   1,844
                                                                      ----------------        ----------------

Interest expense, net                                                             224                     119
Other expenses, net                                                                11                       5
                                                                      ----------------        ----------------

         Other expenses                                                           235                     124
                                                                      ----------------        ----------------

         Income Before Minority Interest and (Benefit) Provision
          for Income Taxes                                                      1,050                   1,720

Minority interest in loss of subsidiary                                            20                      41
                                                                      ----------------        ----------------

         Income Before (Benefit) Provision for Income Taxes                     1,070                   1,761

(Benefit) provision for income taxes                                             (102)                    617
                                                                      ----------------        ----------------

         Net Income                                                   $         1,172         $         1,144
                                                                      ================        ================



Earnings per common share (Note 4):
         Basic                                                        $          0.06         $          0.06
                                                                      ================        ================

         Diluted                                                      $          0.06         $          0.06
                                                                      ================        ================


Weighted average number of common shares outstanding (Note 4):
         Basic                                                             19,297,252              20,034,552
                                                                      ================        ================

         Diluted                                                           19,820,906              20,628,793
                                                                      ================        ================


     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)



                                                                                  Six Months Ended
                                                                                    December 31,
                                                                      ----------------------------------------

                                                                            2007                    2006
                                                                      ----------------        ----------------
                                                                            (in thousands, except share
                                                                                and per share data)


Net sales                                                             $        30,042         $        30,106
Cost of sales                                                                  19,657                  18,722
                                                                      ----------------        ----------------

         Gross Profit                                                          10,385                  11,384
Selling, general and administrative expenses                                    8,297                   7,979
                                                                      ----------------        ----------------

         Operating Income                                                       2,088                   3,405
                                                                      ----------------        ----------------

Interest expense, net                                                             419                     209
Other expenses, net                                                                18                       9
                                                                      ----------------        ----------------

         Other expenses                                                           437                     218
                                                                      ----------------        ----------------

         Income Before Minority Interest and Provision for
          Income Taxes                                                          1,651                   3,187

Minority interest in loss of subsidiary                                            59                      54
                                                                      ----------------        ----------------

         Income Before Provision for Income Taxes                               1,710                   3,241

Provision for income taxes                                                        163                   1,145
                                                                      ----------------        ----------------

         Net Income                                                   $         1,547         $         2,096
                                                                      ================        ================



Earnings per common share (Note 4):
         Basic                                                        $          0.08         $          0.10
                                                                      ================        ================

         Diluted                                                      $          0.08         $          0.10
                                                                      ================        ================


Weighted average number of common shares outstanding (Note 4):
         Basic                                                             19,432,471              19,992,925
                                                                      ================        ================

         Diluted                                                           19,985,412              20,715,830
                                                                      ================        ================


     See accompanying notes to condensed consolidated financial statements.

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                  Six Months Ended
                                                                                    December 31,
                                                                      ----------------------------------------

                                                                            2007                    2006
                                                                      ----------------        ----------------
                                                                                   (in thousands)

Cash Flows from Operating Activities:
         Net income                                                   $         1,547         $         2,096
         Adjustments to reconcile net income to net cash and cash
          equivalents provided by (used in) operating activities:
                 Depreciation and amortization                                    561                     564
                 Recovery of doubtful accounts                                    (35)                    (70)
                 Deferred income taxes                                           (340)                    (25)
                 Non-cash stock based compensation expense                        151                     228
         Changes in operating assets and liabilities:
                 Accounts receivable                                            4,363                   2,449
                 Inventories                                                   (4,431)                 (8,100)
                 Prepaid expenses and other current assets                        (72)                   (413)
                 Other assets                                                    (181)                   (116)
                 Accounts payable, accrued expenses, accrued salaries
                  and wages, and accrued income taxes                            (275)                 (1,201)
                                                                      ----------------        ----------------

Net Cash Provided by (Used in) Operating Activities                             1,288                  (4,588)
                                                                      ----------------        ----------------

Cash Flows Used in Investing Activities:
         Purchases of property, plant and equipment                              (447)                   (587)
                                                                      ----------------        ----------------

Cash Flows from Financing Activities:
         Proceeds from exercise of employee stock options                           2                     168
         Proceeds from long-term debt borrowings                                3,500                   3,000
         Principle payments on long-term debt                                  (2,000)                      -
         Cash paid for purchase of treasury stock                              (3,120)                      -
                                                                      ----------------        ----------------

Net Cash (Used in) Provided by Financing Activities                            (1,618)                  3,168
                                                                      ----------------        ----------------

Net (decrease) in Cash and Cash Equivalents                                      (777)                 (2,007)

Cash and Cash Equivalents, Beginning of Period                                  1,748                   2,738
                                                                      ----------------        ----------------

Cash and Cash Equivalents, End of Period                              $           971         $           731
                                                                      ================        ================


Cash Paid During the Period for:
--------------------------------

         Interest                                                     $           377         $           182
                                                                      ================        ================

         Income taxes                                                 $             -         $         2,488
                                                                      ================        ================


Non-cash Investing activities:
------------------------------

         Adjustment to Retained earnings relating to adoption
          of FIN 48 (see Note 8)                                      $           485         $             -
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

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)




1.)  Summary of Significant Accounting Policies and Other Disclosures
     ----------------------------------------------------------------

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended December 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended December 31, 2007 and 2006 was $196,000 and $340,000, respectively. Advertising expense for the six months ended December 31, 2007 and 2006 was $718,000 and $698,000, respectively.

     Research and Development Costs

     Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of income and are expensed as incurred. Research and development expense for the three months ended December 31, 2007 and 2006 was $1,390,000 and $1,320,000, respectively. Research and development expense for the six months ended December 31, 2007 and 2006 was $2,722,000 and $2,613,000, respectively.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

     The Company had two customers with accounts receivable balances that aggregated 46% and 38% of the Company's accounts receivable at December 31, 2007 and June 30, 2007, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

     In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $330,000 and $365,000 as of December 31, 2007 and June 30, 2007, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

     Stock Options

     During the three and six months ended December 31, 2007 the Company granted 40,000 stock options under its 2002 Employee Incentive Stock Option Plan and no options under its 2000 Non-employee Incentive Stock Option Plan. These grants have exercise prices between $5.35 and $5.89, a fair value of $145,000 and vest over a four year period from the date of grant. 1,080 options were exercised under the 2002 Plan with proceeds of approximately $2,000 and none under the 2000 Plan during the three and six months ended December 31, 2007.

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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations," however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred. SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS No. 141(R) must be applied prospectively to business combinations that are consummated beginning in the Company's fiscal 2010. The Company's adoption of SFAS No. 141(R) is not expected to have a material effect on its condensed consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS No. 160") to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income. SFAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company's fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods. The Company's adoption of SFAS No. 160 is not expected to have a material effect on its condensed consolidated financial statements.


2.)  Stock-based Compensation
     ------------------------

     The Company has established two share incentive programs as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2007. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant. Stock-based compensation costs of $93,000 and $144,000 were recognized in three months ended December 31, 2007 and 2006, respectively. Stock-based compensation costs of $151,000 and $228,000 were recognized in six months ended December 31, 2007 and 2006, respectively. Unearned stock-based compensation cost was $571,000 as of December 31, 2007.


3.)  Inventories
     -----------

     For interim financial statements, inventories are calculated using a gross profit percentage. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories. As of December 31, 2007 and June 30, 2007, balances in these reserves amounted to $1,200,000. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

     Inventories, net of reserves consist of the following (in thousands):

                                                  December 31,       June 30,
                                                      2007             2007
                                                 --------------   --------------

                               Component parts   $      17,516    $      15,139
                               Work-in-process           3,632            3,139
                               Finished product         11,506            9,945
                                                 --------------   --------------

                                                 $      32,654    $      28,223
                                                 ==============   ==============

     Classification of inventories, net of reserves:

                               Current           $      24,504    $      21,342
                               Non-current               8,150            6,881
                                                 --------------   --------------

                                                 $      32,654    $      28,223
                                                 ==============   ==============

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

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

                                         Three months ended December 31, 2007
                                     -------------------------------------------
                                       Net Income      Shares        Per Share
                                      (numerator)   (denominator)     Amounts
                                     -------------  -------------  -------------
     Basic EPS
     ---------
     Net income, as reported         $      1,172         19,298   $       0.06
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options          $          -            523   $          -
                                     -------------  -------------  -------------
     Diluted EPS
     -----------
     Net income, as reported and
      assumed option exercises       $      1,172         19,821   $       0.06
                                     =============  =============  =============


     194,000 options to purchase shares of common stock in the three months ended December 31, 2007 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.


                                         Three months ended December 31, 2006
                                     -------------------------------------------
                                       Net Income      Shares        Per Share
                                      (numerator)   (denominator)     Amounts
                                     -------------  -------------  -------------
     Basic EPS
     ---------
     Net income, as reported         $      1,144         20,035   $       0.06
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options          $          -            594   $          -
                                     -------------  -------------  -------------
     Diluted EPS
     -----------
     Net income, as reported and
      assumed option exercises       $      1,144         20,629   $       0.06
                                     =============  =============  =============


     55,000 options to purchase shares of common stock in the three months ended December 31, 2006 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                          Six months ended December 31, 2007
                                     -------------------------------------------
                                       Net Income      Shares        Per Share
                                      (numerator)   (denominator)     Amounts
                                     -------------  -------------  -------------
     Basic EPS
     ---------
     Net income, as reported         $      1,547         19,432   $       0.08
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options          $          -            553   $          -
                                     -------------  -------------  -------------
     Diluted EPS
     -----------
     Net income, as reported and
      assumed option exercises       $      1,547         19,985   $       0.08
                                     =============  =============  =============


     115,000 options to purchase shares of common stock in the six months ended December 31, 2007 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period.


                                          Six months ended December 31, 2006
                                     -------------------------------------------
                                       Net Income      Shares        Per Share
                                      (numerator)   (denominator)     Amounts
                                     -------------  -------------  -------------
     Basic EPS
     ---------
     Net income, as reported         $      2,096         19,993   $       0.10
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options          $          -            723   $          -
                                     -------------  -------------  -------------
     Diluted EPS
     -----------
     Net income, as reported and
      assumed option exercises       $      2,096         20,716   $       0.10
                                     =============  =============  =============


     46,000 options to purchase shares of common stock in the six months ended December 31, 2006 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.


5.)  Long Term Debt
     --------------

     Long-term debt consists of a revolving credit and term loan facility with outstanding borrowings of $12,400,000 at December 31, 2007 and $10,900,000 at June 30, 2007. In September 2007, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $25,000,000 from $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. As of December 31, 2007 the interest rate on the outstanding portion of this facility was 6.4%. The September 2007 amendment also extended the revolving credit agreement to September 2011. Any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement.


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

     The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for the three and six months ended December 31, 2007 and 2006 (in thousands):

                                        Three Months ended December 31,      Six Months ended December 31,
                                      --------------------------------------------------------------------
                                            2007               2006              2007              2006
                                      --------------------------------------------------------------------
     Sales to external customers(1):
     -------------------------------
        Domestic                      $     13,394       $     14,374      $     24,967      $     25,809
        Foreign                              2,772              1,703             5,075             4,297
                                      -------------      -------------     -------------     -------------
           Total Net Sales            $     16,166       $     16,077      $     30,042      $     30,106
                                      =============      =============     =============     =============
                                                    As of
                                      --------------------------------
                                       December 31,         June 30,
                                           2007               2007
                                      -------------      -------------
     Identifiable assets:
     --------------------
        United States                 $     45,398       $     47,636
        Dominican Republic (2)              23,564             21,246
        Other foreign countries              7,420              7,903
                                      -------------      -------------
           Total Identifiable
     Assets                           $     76,382       $     76,785
                                      =============      =============

     (1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of Net Sales.
     (2) Consists primarily of inventories ($18,575,000 and $16,088,000) and fixed assets ($4,928,000 and $5,007,000) located at the Company's principal manufacturing facility in the Dominican Republic as of December 31, 2007 and June 30, 2007, respectively.


7.)  Commitments and Contingencies
     -----------------------------

     In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.


8.)  Income Taxes
     ------------

     In March 2003, Napco Security Systems, Inc. timely filed its income tax return for the fiscal year ended June 30, 2002. This return included an election to treat one of the Company's foreign subsidiaries as if it were a domestic corporation beginning July 1, 2001. This election was based on a then recently enacted Internal Revenue Code ("Code") provision. As a result of this election, this subsidiary is treated, for Federal income tax purposes, as transferring all of its assets to a domestic corporation in connection with an exchange. Although this type of transfer usually results in the recognition of taxable income to the extent of any untaxed earnings and profits, the Code provision provides an exemption for applicable corporations. The Company qualifies as an applicable corporation pursuant to this Code section, and based on this Code exemption, the Company treated the transfer of approximately $27,000,000 of this subsidiary's untaxed earnings and profits as nontaxable.

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

     During the six months ended December 30, 2007, the Company increased its reserve for uncertain income tax positions by $102,000, excluding the related deferred tax benefit (representing interest on unrecognized income tax positions), resulting in a long-term accrued income tax liability of $2,653,000. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2007, the Company had accrued interest totaling $517,000, excluding the related deferred tax asset. As of December 31, 2007, the Company had, approximately $2,358,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $297,000) that, if recognized, would favorably affect the effective income tax rate in any future periods. The total accrued liability related to the election described above as of December 31, 2007 (including related accrued interest) totaled $2,404,000. The statute of limitations on the remainder of this accrued liability has lapsed subsequent to December 31, 2007, which will result in a net benefit to income tax expense of $2,231,000 ($2,404,000 less the related $173,000 deferred income tax benefit) in the quarter ended March 31, 2008. During the second quarter ended December 31, 2007 the Company completed a corporate restructuring for which new offshore companies were formed (Napco DR, S.A. and Napco Americas). These newly formed wholly-owned subsidiaries are included in the Company's condensed consolidated financial statements. The existing US-based companies ("Napco US") and these newly formed offshore companies entered into technology licenses and research and development cost sharing agreements. Also, Napco DR, S.A. purchased the majority of the operating assets previously held by the existing Dominican subsidiary. Napco DR, S.A. is doing business in a Free Zone Park in the Dominican Republic and as such is not subject to Dominican corporate income taxes. Napco US plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings. Due to the restructuring, the Company's effective tax rate is lower in the second quarter and is projected to be lower than the US statutory rates in the third and fourth quarters as well.

     The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income for the six months ended December 31, 2007 is as follows (dollars in thousands):

                                                                          % of
                                                                         Pre-tax
                                                                Amount   Income
                                                                ------   ------

     Tax at Federal statutory rate                              $ 581     34.0%
     Increases (decreases) in taxes resulting from:
         U.S. benefit on foreign source income                   (490)   (28.7)
         Reserve for uncertain income tax positions                65      3.8
         Other, net                                                 7       .4
                                                                ------   ------

     Provision for income taxes                                 $ 163      9.5%
                                                                ------   ------


9.)  Treasury Stock
     --------------

     On March 16, 2007, the Company announced that its Board of Directors authorized the repurchase of up to one million (1,000,000) shares of its common stock. As of December 31, 2007, the Company has repurchased 982,329 shares at a weighted average price of $5.61 per share. Subsequent to December 31, 2007, the Company has repurchased an additional 17,671 shares at a weighted average price of $5.98 per share.

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 17% and 14% of our revenues for the six months ended December 31, 2007 and 2006, respectively.

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

In February 2004 the Company entered into a joint venture with an unrelated company to sell security-related products, including those manufactured by the Company, in the Middle East. The Company owns 51% of the newly formed company, an LLC organized in New York, which has its main operations in the United Arab Emirates. Revenues generated by this joint venture were approximately 4% of our revenues for the six months ended December 31, 2007.

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in the three months ended December 31, 2007 did not contribute materially to revenue during this period, but should benefit the Company over future periods. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Our accrual for sales returns and allowances is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns and allowances, as well as management's estimate of anticipated sales returns and allowances. As a percentage of gross sales, sales returns, rebates and other allowances were 8% and 7% for the three months ended December 31, 2007 and 2006, respectively and 6% and 8% for the six months ended December 31, 2007 and 2006, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 46% and 38% of the Company's accounts receivable at December 31, 2007 and June 30, 2007, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $330,000 and $365,000 as of December 31, 2007 and June 30, 2007, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

Income Taxes

In March 2003, Napco Security Systems, Inc. timely filed its income tax return for the fiscal year ended June 30, 2002. This return included an election to treat one of the Company's foreign subsidiaries as if it were a domestic corporation beginning July 1, 2001. This election was based on a then recently enacted Internal Revenue Code ("Code") provision. As a result of this election, this subsidiary is treated, for Federal income tax purposes, as transferring all of its assets to a domestic corporation in connection with an exchange. Although this type of transfer usually results in the recognition of taxable income to the extent of any untaxed earnings and profits, the Code provision provides an exemption for applicable corporations. The Company qualifies as an applicable corporation pursuant to this Code section, and based on this Code exemption, the Company treated the transfer of approximately $27,000,000 of this subsidiary's untaxed earnings and profits as nontaxable.

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

During the six months ended December 30, 2007, the Company increased its reserve for uncertain income tax positions by $102,000, excluding the related deferred tax benefit (representing interest on unrecognized income tax positions), resulting in a long-term accrued income tax liability of $2,653,000.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2007, the Company had accrued interest totaling $517,000, excluding the related deferred tax asset.

As of December 31, 2007, the Company had, approximately $2,358,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $297,000) that, if recognized, would favorably affect the effective income tax rate in any future periods.

The total accrued liability related to the election described above as of December 31, 2007 (including related accrued interest) totaled $2,404,000. The statute of limitations on the remainder of this accrued liability has lapsed subsequent to December 31, 2007, which will result in a net benefit to income tax expense of $2,231,000 ($2,404,000 less the related $173,000 deferred income tax benefit) in the quarter ended March 31, 2008.

During the second quarter ended December 31, 2007 the Company completed a corporate restructuring for which new offshore companies were formed (Napco DR, S.A. and Napco Americas). These newly formed wholly-owned subsidiaries are included in the Company's condensed consolidated financial statements. The existing US-based companies ("Napco US") and these newly formed offshore companies entered into technology licenses and research and development cost sharing agreements. Also, Napco DR, S.A. purchased the majority of the operating assets previously held by the existing Dominican subsidiary. Napco DR, S.A. is doing business in a Free Zone Park in the Dominican Republic and as such is not subject to Dominican corporate income taxes. Napco US plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings. Due to the restructuring, the Company's effective tax rate is lower in the second quarter and is projected to be lower than the US statutory rates in the third and fourth quarters as well.


Results of Operations
---------------------

                                    ------------------------------------------    ------------------------------------------
                                          Three months ended December 31,                 Six months ended December 31,
                                             (dollars in thousands)                          (dollars in thousands)
                                    ------------------------------------------    ------------------------------------------
                                                                 % Increase/                                    % Increase/
                                       2007          2006          decrease)         2007          2006           decrease)
                                    ------------------------------------------    ------------------------------------------
Net sales                           $   16,166    $   16,077          0.6%        $   30,042    $   30,106          (0.2)%

Gross profit                             5,256         5,825         (9.8)%           10,385        11,384          (8.8)%

Gross profit as a % of net sales          32.5%         36.2%        (3.7)%             34.6%         37.8%         (3.2)%

Selling, general and administrative      3,971         3,981         (0.3)%            8,297         7,979           4.0%
Selling, general and administrative
 as a percentage of net sales             24.6%         24.8%        (0.2)%             27.6%         26.5%          1.1%

Operating income                         1,285         1,844        (30.3)%            2,088         3,405         (38.7)%

Interest expense, net                      224           119         88.2%               419           209         100.5%
Other expense                               11             5        120.0%                18             9         100.0%
Minority interest in net loss of
 subsidiary, net                            20            41        (51.2)%               59            54           9.3%
(Benefit) Provision for income
 taxes                                    (102)          617       (116.5)%              163         1,145         (85.8)%

Net income                               1,172         1,144          2.4%             1,547         2,096         (26.2)%
                                    ------------------------------------------    ------------------------------------------

Sales for the three months ended December 31, 2007 increased by approximately 1% to $16,166,000 as compared to $16,077,000 for the same period a year ago. Sales for the six months ended December 31, 2007 remained relatively constant at $30,042,000 as compared to $30,106,000 for the same period a year ago. The decrease in sales for the six months was due to lower sales in the Company's Access Control and Locking products as partially offset by increases in the Company's intrusion-related sales.

The Company's gross profit for the three months ended December 31, 2007 decreased by $569,000 to $5,256,000 or 32.5% of sales as compared to $5,825,000 or 36.2% of sales for the same period a year ago. The Company's gross profit for the six months ended December 31, 2007 decreased by $999,000 to $10,385,000 or 34.6% of sales as compared to $11,384,000 or 37.8% of sales for the same period a year ago. The decrease in gross profit for the three and six months was due primarily to lower production levels and an associated decrease in overhead absorption rates in the first six months of fiscal 2008 as compared to the same period in fiscal 2007 as well as a reduction in the first quarter of fiscal 2007 in the Company's inventory reserves of approximately $150,000.

Selling, general and administrative expenses for the three months ended December 31, 2007 remained relatively constant at $3,971,000, or 24.6% of sales, as compared to $3,981,000, or 24.8% of sales a year ago. Selling, general and administrative expenses for the six months ended December 31, 2007 increased by $318,000 to $8,297,000, or 27.6% of sales, as compared to $7,979,000, or 26.5%
of sales a year ago. The increase in dollars and as a percentage of sales for the three and six months ended December 31, 2007 was due primarily to increases in various marketing expenses relating to the Company's access control products as well as tradeshow expenses.

Interest expense, net for the three months ended December 31, 2007 increased by $105,000 to $224,000 as compared to $119,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2007 increased by $210,000 to $419,000 as compared to $209,000 for the same period a year ago. The increase in interest expense for the three and six months resulted primarily from the increase in the Company's average outstanding debt which was due primarily to the Company's increase in inventory and its Treasury stock repurchases as discussed below.

The Company's provision for income taxes for the three months ended December 31, 2007 decreased by $719,000 to a benefit of $102,000 as compared to a provision of $617,000 for the same period a year ago. The Company's provision for income taxes for the six months ended December 31, 2007 decreased by $982,000 to $163,000 as compared to $1,145,000 for the same period a year ago. The decrease in provision for income taxes for the three and six months resulted primarily from the decrease in the Company's effective income tax rate and, in the case of the six month period, from the decrease in Income before income tax. The tax provision for the three and six months ended December 31, 2007 is calculated using an estimated annual effective tax rate of 17%. During the second quarter ended December 31, 2007 Napco completed a corporate restructuring for which new offshore companies were formed. The Company's effective rate for the three and six months ended December 31, 2007 was (9.5)% and 9.5%, respectively, which reflected this restructuring as well as an additional provision of $65,000 resulting from the Company's adoption of FIN48, both as described in Note 8 above.

Net income increased by $28,000 to $1,172,000 or $0.06 per diluted share for the three months ended December 31, 2007 as compared to $1,144,000 or $0.06 per diluted share for the same period a year ago. Net income decreased by $549,000 to $1,547,000 or $0.08 per diluted share for the six months ended December 31, 2007 as compared to $2,096,000 or $0.10 per diluted share for the same period a year ago. The increase for the three months ended December 31, 2007 was primarily due to the tax benefit relating to the Company's Dominican Republic operation. The decrease for the six months was primarily due to the aforementioned decreases in gross profit and increases in selling, general and administrative and interest expenses, as partially offset by the income tax benefit described above.

Liquidity and Capital Resources
-------------------------------

During the six months ended December 31, 2007 the Company utilized all of its cash from operations to purchase property, plant and equipment ($447,000) and treasury stock ($3,120,000). One of the key factors in the use of operating cash was our investment in additional inventory ($4,431,000) as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at December 31, 2007 decreased $4,328,000 to $21,251,000 as compared to $25,579,000 at June 30, 2007. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2007 as compared to the quarter ended December 31, 2007 as partially offset by extended terms granted to certain of the Company's customers during the quarter ended June 30, 2007. Certain of these terms extended beyond December 31, 2007.

Inventories at December 31, 2007 increased by $4,431,000 to $32,654,000 as compared to $28,223,000 at June 30, 2007. This increase was primarily the result of the Company level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters as well as to support a projection of higher sales in fiscal 2007.

Long-term debt consists of a revolving credit and term loan facility with outstanding borrowings of $12,400,000 at December 31, 2007 and $10,900,000 at June 30, 2007. In September 2007, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $25,000,000 from $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. As of December 31, 2007 the interest rate on the outstanding portion of this facility was 6.4%. The September 2007 amendment also extended the revolving credit agreement to September 2011. Any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement.

As of December 31, 2007 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At December 31, 2007, an aggregate principal amount of approximately $12,400,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 6.4%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $124,000 in interest that year.

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

At the conclusion of the period ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report except as follows:

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

During the second quarter of fiscal 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except for the procedure described above which has corrected the weakness relating to inventory classification on the balance sheet.

PART II: OTHER INFORMATION


Item 1A. Risk Factors
         ------------

         Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2007 during the three months ended December 31, 2007.


Item 2.  Unregistered Sales of Equity Securities and Uses of Proceeds
         ------------------------------------------------------------

         --------------------------------------------------------------------------------------------------------------------
                                                                                       Total Number of       Maximum Number
                                                                                     Shares Purchased as   of Shares that May
                                                      Total Number of    Average      Part of Publically    Yet Be Purchased
                                                          Shares        Price Paid    Announced Plans or     Under Plans or
                        Period                          Purchased       per Share          Programs             Programs
         --------------------------------------------------------------------------------------------------------------------
         October 1, 2007 - October 31, 2007               37,274          $5.47              37,274              306,890

         November 1, 2007 - November 30, 2007            171,119          $5.27             171,119              135,771

         December 1, 2007 - December 31, 2007            118,100          $5.36             118,100               17,671
         --------------------------------------------------------------------------------------------------------------------
         Total for the quarter ended December 31,
         2007                                            326,493          $5.32             326,493               17,671
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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The annual meeting of stockholders ("the Annual Meeting") was held on December 4, 2007.

         (b) At the Annual Meeting, two directors were re-elected as directors through 2010:
                   Richard L. Soloway - 17,842,594 votes "for", 296,753 votes
                    "withheld", and
                   Kevin S. Buchel - 17,842,594 votes "for", 296,753 votes
                    "withheld"

Item 6.  Exhibits
         --------

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


February 14, 2008


                           NAPCO SECURITY SYSTEMS, INC
                                  (Registrant)


By:      /S/ RICHARD L. SOLOWAY
   --------------------------------------------------------------------
         Richard L. Soloway
         Chairman of the Board of Directors, President and Secretary (Chief Executive Officer)


By:      /S/ KEVIN S. BUCHEL
    -------------------------------------------------------------------
         Kevin S. Buchel
         Senior Vice President of Operations and Finance and Treasurer (Principal Financial and Accounting Officer)