Form 10-Q
period 2008-03-31
NAPCO SECURITY SYSTEMS INC
filed 2008-05-12
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2008
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


Commission File number:             0-10004
                       --------------------------------



                          NAPCO SECURITY SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                   11-2277818
----------------------------------------      ----------------------------------
    (State or other jurisdiction of               (IRS Employer Identification
    incorporation of organization)                           Number)

          333 Bayview Avenue
         Amityville, New York                                 11701
----------------------------------------      ----------------------------------
(Address of principal executive offices)                    (Zip Code)

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

                                      None
             ------------------------------------------------------
             (Former name, former address and former fiscal year if
                            changed from last report)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                 Yes     X                     No
                     ---------                    ---------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ___ Accelerated Filer _X_ Non-Accelerated Filer ___ Smaller reporting company ___


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                 Yes                           No     X
                     ---------                    ---------


Number of shares outstanding of each of the issuer's classes of common stock, as of: MAY 6, 2008

                COMMON STOCK, $.01 PAR VALUE PER SHARE       19,092,473

                                                                           Page
                                                                          ------
PART I:  FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

          NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
          INDEX - MARCH 31, 2008

             Condensed Consolidated Balance Sheets, March 31, 2008
             and June 30, 2007                                               3

             Condensed Consolidated Statements of Income for the Three
             Months ended March 31, 2008 and 2007                            4

             Condensed Consolidated Statements of Income for the Nine
             Months ended March 31, 2008 and 2007                            5

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months ended March 31, 2008 and 2007                       6

             Notes to Condensed Consolidated Financial Statements            7


       ITEM 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        14

       ITEM 3.   Quantitative and Qualitative Disclosures About
                 Market Risk                                                19

       ITEM 4.   Controls and Procedures                                    19


PART II: OTHER INFORMATION                                                  20


SIGNATURE PAGE                                                              21

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,              June 30,
                                    ASSETS                                        2008 (unaudited)             2007
                                    ------                                        ----------------       ----------------
                                                                                     (in thousands, except share data)
Current Assets:
     Cash and cash equivalents                                                    $         2,060        $         1,748
     Accounts receivable, less reserve for doubtful accounts                               21,808                 25,579
     Inventories, net                                                                      26,057                 21,342
     Prepaid expenses and other current assets                                              1,291                  1,171
     Income taxes receivable                                                                  443                      -
     Deferred income taxes                                                                    765                  1,050
                                                                                  ----------------       ----------------

         Total Current Assets                                                              52,424                 50,890

Inventories - non-current, net                                                              8,623                  6,881
Property, plant and equipment, net                                                          8,950                  9,135
Goodwill, net                                                                               9,686                  9,686
Other assets                                                                                  306                    193
                                                                                  ----------------       ----------------

         Total Assets                                                             $        79,989        $        76,785
                                                                                  ================       ================


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:
     Accounts payable                                                             $         6,173        $         5,045
     Accrued expenses                                                                       1,062                  1,638
     Accrued salaries and wages                                                             2,149                  2,631
     Accrued income taxes                                                                       -                     96
                                                                                  ----------------       ----------------


         Total Current Liabilities                                                          9,384                  9,410

Long-term debt                                                                             13,900                 10,900
Accrued income taxes                                                                          288                  1,836
Deferred income taxes                                                                       1,680                  1,235
Minority interest in subsidiary                                                               147                    147
                                                                                  ----------------       ----------------

         Total Liabilities                                                                 25,399                 23,528
                                                                                  ----------------       ----------------

Stockholders' Equity:
     Common stock, par value $.01 per share; 40,000,000 shares
      authorized, 20,092,473 and 20,090,313 shares issued and 19,092,473
      and 19,665,141 shares outstanding, respectively                                         201                    201
     Additional paid-in capital                                                            13,366                 13,147
     Retained earnings                                                                     46,638                 42,299
                                                                                  ----------------       ----------------
                                                                                           60,205                 55,647
     Less: Treasury Stock, at cost (1,000,000 and 425,172 shares, respectively)            (5,615)                (2,390)
                                                                                  ----------------       ----------------

         Total stockholders' equity                                                        54,590                 53,257
                                                                                  ----------------       ----------------

           Total Liabilities and Stockholders' Equity                             $        79,989        $        76,785
                                                                                  ================       ================


                            See accompanying notes to condensed consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)



                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                  ---------------------------------------
                                                                                        2008                   2007
                                                                                  ----------------       ----------------
                                                                                     (in thousands, except share and
                                                                                             per share data)


Net sales                                                                         $        16,222         $       15,566
Cost of sales                                                                              10,699                 10,072
                                                                                  ----------------       ----------------

         Gross Profit                                                                       5,523                  5,494
Selling, general and administrative expenses                                                3,955                  4,226
                                                                                  ----------------       ----------------

         Operating Income                                                                   1,568                  1,268
                                                                                  ----------------       ----------------

Interest expense, net                                                                         216                    168
Other expenses, net                                                                            12                      4
                                                                                  ----------------       ----------------

         Other expenses                                                                       228                    172
                                                                                  ----------------       ----------------

         Income Before Minority Interest and (Benefit) Provision for Income Taxes           1,340                  1,096

Minority interest in loss of subsidiary                                                        33                     41
                                                                                  ----------------       ----------------

         Income Before (Benefit) Provision for Income Taxes                                 1,373                  1,137

(Benefit) provision for income taxes                                                       (1,904)                     5
                                                                                  ----------------       ----------------

         Net Income                                                               $         3,277        $         1,132
                                                                                  ================       ================



Earnings per common share:
         Basic                                                                    $          0.17        $          0.06
                                                                                  ================       ================

         Diluted                                                                  $          0.17        $          0.06
                                                                                  ================       ================


Weighted average number of common shares outstanding:
         Basic                                                                         19,092,487             20,078,996
                                                                                  ================       ================

         Diluted                                                                       19,626,043             20,576,505
                                                                                  ================       ================


                            See accompanying notes to condensed consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)



                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                  ---------------------------------------
                                                                                        2008                   2007
                                                                                  ----------------       ----------------
                                                                                     (in thousands, except share and
                                                                                             per share data)


Net sales                                                                         $        46,264        $        45,672
Cost of sales                                                                              30,356                 28,794
                                                                                  ----------------       ----------------

         Gross Profit                                                                      15,908                 16,878
Selling, general and administrative expenses                                               12,252                 12,205
                                                                                  ----------------       ----------------

         Operating Income                                                                   3,656                  4,673
                                                                                  ----------------       ----------------

Interest expense, net                                                                         635                    377
Other expenses, net                                                                            30                     13
                                                                                  ----------------       ----------------

         Other expenses                                                                       665                    390
                                                                                  ----------------       ----------------

         Income Before Minority Interest and (Benefit) Provision for Income Taxes           2,991                  4,283

Minority interest in loss of subsidiary                                                        92                     95
                                                                                  ----------------       ----------------

         Income Before (Benefit) Provision for Income Taxes                                 3,083                  4,378

(Benefit) Provision for income taxes                                                       (1,741)                 1,150
                                                                                  ----------------       ----------------

         Net Income                                                               $         4,824        $         3,228
                                                                                  ================       ================



Earnings per common share:
         Basic                                                                    $          0.25        $          0.16
                                                                                  ================       ================

         Diluted                                                                  $          0.24        $          0.16
                                                                                  ================       ================


Weighted average number of common shares outstanding:
         Basic                                                                         19,319,967             20,021,196
                                                                                  ================       ================

         Diluted                                                                       19,873,655             20,673,139
                                                                                  ================       ================


                            See accompanying notes to condensed consolidated financial statements.

                                   NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                  ---------------------------------------
                                                                                        2008                   2007
                                                                                  ----------------       ----------------
                                                                                              (in thousands)
Cash Flows from Operating Activities:
       Net income                                                                 $         4,824        $         3,228
       Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
               Depreciation and amortization                                                  854                    861
               Provision for (Recovery of) doubtful accounts                                   40                    (80)
               Change to inventory obsolescence reserve                                       150                   (151)
               Deferred income taxes                                                          730                   (180)
               Non-cash stock based compensation expense                                      216                    336
       Changes in operating assets and liabilities:
               Accounts receivable                                                          3,731                  2,890
               Inventories                                                                 (6,607)                (8,967)
               Prepaid expenses and other current assets                                     (120)                   (41)
               Income tax receivable                                                         (443)                     -
               Other assets                                                                  (113)                  (152)
               Accounts payable, accrued expenses, accrued salaries and
                wages, and accrued income taxes                                            (2,061)                (2,218)
                                                                                  ----------------       ----------------

Net Cash Provided by (Used in) Operating Activities                                         1,201                 (4,474)
                                                                                  ----------------       ----------------

Cash Flows Used in Investing Activities:
       Purchases of property, plant and equipment                                            (668)                  (786)
                                                                                  ----------------       ----------------

Cash Flows from Financing Activities:
       Proceeds from exercise of employee stock options                                         4                    168
       Proceeds from long-term debt borrowings                                              5,000                  4,500
       Principal payments on long-term debt                                                (2,000)                     -
       Cash paid for purchase of treasury stock                                            (3,225)                  (944)
                                                                                  ----------------       ----------------

Net Cash (Used in) Provided by Financing Activities                                          (221)                 3,724
                                                                                  ----------------       ----------------
Net increase (decrease) in Cash and Cash Equivalents                                          312                 (1,536)

Cash and Cash Equivalents, Beginning of Period                                              1,748                  2,738
                                                                                  ----------------       ----------------

Cash and Cash Equivalents, End of Period                                          $         2,060        $         1,202
                                                                                  ================       ================


Cash Paid During the Period for:
--------------------------------

       Interest                                                                   $           589        $           325
                                                                                  ================       ================

       Income taxes                                                               $           102        $         2,526
                                                                                  ================       ================

Non-cash Investing activities:
------------------------------

       Adjustment to Retained earnings relating to adoption
        of FIN 48                                                                 $           485        $             -
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

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.)  Summary of Significant Accounting Policies and Other Disclosures
     ----------------------------------------------------------------

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended March 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended March 31, 2008 and 2007 was $100,000 and $402,000, respectively. Advertising expense for the nine months ended March 31, 2008 and 2007 was $817,000 and $1,100,000, respectively. The decrease in the three and nine months in fiscal 2008 was due to the timing of a major tradeshow. In the prior year this tradeshow occurred in March of 2007 but it did not occur until April of 2008 in the current fiscal year.

     Research and Development Costs

     Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of income and are expensed as incurred. Research and development expense for the three months ended March 31, 2008 and 2007 was $1,375,000 and $1,325,000, respectively. Research and development expense for the nine months ended March 31, 2008 and 2007 was $4,097,000 and $3,938,000, respectively.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

     The Company had two customers with accounts receivable balances that aggregated 42% and 38% of the Company's accounts receivable at March 31, 2008 and June 30, 2007, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

     In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $405,000 and $365,000 as of March 31, 2008 and June 30, 2007, respectively. The Company's reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

     Stock Options

     During the three and nine months ended March 31, 2008 the Company granted 0 and 40,000 stock options under its 2002 Employee Incentive Stock Option Plan, respectively. These grants have exercise prices between $5.35 and $5.89, a fair value of approximately $145,000 and vest over a four-year period from the date of grant. 1,080 options were exercised under the 2002 Plan with proceeds of approximately $2,000 during the three months ended March 31, 2008 and 2,160 options were exercised with proceeds of approximately $4,000 under the 2002 Plan during the nine months ended March 31, 2008. No options were granted or exercised under the Company's 2000 Non-employee Incentive Stock Option Plan.

     Recent Accounting Pronouncements

     In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company's adoption of SFAS No. 161 is not expected to have a material effect on its condensed consolidated financial statements.

     In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13." This FSP amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases.

     In February 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157, "Fair Value Measurements", for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations," however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred. SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS No. 141(R) must be applied prospectively to business combinations that are consummated beginning in the Company's fiscal 2010. The Company's adoption of SFAS No. 141(R) is not expected to have a material effect on its condensed consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS No. 160") to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the non-controlling interest and to disclose those amounts on the face of the consolidated statement of income. SFAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company's fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods. The Company's adoption of SFAS No. 160 is not expected to have a material effect on its condensed consolidated financial statements.

     In December 2007, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). This staff accounting bulletin ("SAB") expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company's adoption of SAB 111 is not expected to have a material effect on its condensed consolidated financial statements.

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


2.)  Stock-based Compensation
     ------------------------

     The Company has established two share incentive programs as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2007. The Company accounts for its stock options and share units granted in accordance with SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") which requires that all stock-based compensation must be recognized as an expense in the financial statements and that cost be measured at the fair market value of the award. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. Stock-based compensation costs of $64,000 and $107,000 were recognized in three months ended March 31, 2008 and 2007, respectively. Stock-based compensation costs of $216,000 and $336,000 were recognized in nine months ended March 31, 2008 and 2007, respectively. Unearned stock-based compensation cost was $509,000 as of March 31, 2008.


3.)  Inventories
     -----------

     For interim financial statements, inventories are calculated using a gross profit percentage. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a reserve for excess or obsolete inventories. As of March 31, 2008 and June 30, 2007, balances in these reserves amounted to $1,350,000 and $1,200,000, respectively. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

     Inventories, net of reserves consist of the following (in thousands):            March 31,       June 30,
                                                                                        2008            2007
                                                                                      ---------      ---------
                                                                Component parts       $  18,603      $  15,139
                                                                Work-in-process           3,857          3,139
                                                                Finished product         12,220          9,945
                                                                                      ---------      ---------

                                                                                      $  34,680      $  28,223
                                                                                      =========      =========


     Classification of inventories, net of reserves:            Current               $  26,057      $  21,342
                                                                Non-current               8,623          6,881
                                                                                      ---------      ---------

                                                                                      $  34,680      $  28,223
                                                                                      =========      =========

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

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

                                                                    Three months ended March 31, 2008
                                                     ----------------------------------------------------------------
                                                         Net Income              Shares                 Per Share
                                                        (numerator)           (denominator)              Amounts
                                                     ----------------       ----------------        -----------------
     Basic EPS
     ---------
     Net income, as reported                         $       3,277                 19,092           $         0.17
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options                          $           -                    534           $            -
                                                     ----------------       ----------------        -----------------
     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises                    $       3,277                 19,626           $         0.17
                                                     ================       ================        =================

     196,000 options to purchase shares of common stock in the three months ended March 31, 2008 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                                                    Three months ended March 31, 2007
                                                     ----------------------------------------------------------------
                                                         Net Income              Shares                 Per Share
                                                        (numerator)           (denominator)              Amounts
                                                     ----------------       ----------------        -----------------
     Basic EPS
     ---------
     Net income, as reported                         $       1,132                 20,079           $         0.06
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options                          $           -                    498           $            -
                                                     ----------------       ----------------        -----------------
     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises                    $       1,132                 20,577           $         0.06
                                                     ================       ================        =================

     154,000 options to purchase shares of common stock in the three months ended March 31, 2007 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                                                     Nine months ended March 31, 2008
                                                     ----------------------------------------------------------------
                                                         Net Income              Shares                 Per Share
                                                        (numerator)           (denominator)              Amounts
                                                     ----------------       ----------------        -----------------
     Basic EPS
     ---------
     Net income, as reported                         $       4,824                 19,320           $         0.25
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options                          $           -                    554           $        (0.01)
                                                     ----------------       ----------------        -----------------
     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises                    $       4,824                 19,874           $         0.24
                                                     ================       ================        =================

     187,000 options to purchase shares of common stock in the nine months ended March 31, 2008 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period.

                                                                     Nine months ended March 31, 2007
                                                     ----------------------------------------------------------------
                                                         Net Income              Shares                 Per Share
                                                        (numerator)           (denominator)              Amounts
                                                     ----------------       ----------------        -----------------
     Basic EPS
     ---------
     Net income, as reported                         $       3,228                 20,021           $         0.16
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options                          $           -                    652           $            -
                                                     ----------------       ----------------        -----------------
     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises                    $       3,228                 20,673           $         0.16
                                                     ================       ================        =================

     82,000 options to purchase shares of common stock in the nine months ended March 31, 2007 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.


5.)  Long Term Debt
     --------------

     Long-term debt consists of a revolving credit and term loan facility with outstanding borrowings of $13,900,000 at March 31, 2008 and $10,900,000 at June 30, 2007. In September 2007, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $25,000,000 from $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. As of March 31, 2008 the interest rate on the outstanding portion of this facility was 5.3%. The September 2007 amendment also extended the revolving credit agreement to September 2011. Any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement.


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

     The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for the three and nine months ended March 31, 2008 and 2007 (in thousands):

                                              Three Months ended March 31,              Nine Months ended March 31,
                                        -------------------------------------------------------------------------------
                                               2008                 2007                 2008                 2007
                                        -------------------------------------     -------------------------------------
     Sales to external customers(1):
     -------------------------------
        Domestic                            $ 13,288             $ 13,407             $ 38,255             $ 39,215
        Foreign                                2,934                2,159                8,009                6,457
                                        ----------------     ----------------     ----------------     ----------------
            Total Net Sales                 $ 16,222             $ 15,566             $ 46,264             $ 45,672
                                        ================     ================     ================     ================
                                                        As of
                                        -------------------------------------
                                         March 31, 2008       June 30, 2007
                                        ----------------     ----------------
     Identifiable assets:
     --------------------
        United States                       $ 47,236             $ 47,636
        Dominican Republic (2)                25,156               21,246
        Other foreign countries                7,597                7,903
                                        ----------------     ----------------
            Total Identifiable Assets       $ 79,989             $ 76,785
                                        ================     ================

     (1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the
     United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of Net Sales.
     (2) Consists primarily of inventories ($20,060,000 and $16,088,000) and fixed assets ($4,949,000 and $5,007,000) located at the Company's principal manufacturing facility in the Dominican Republic as of March 31, 2008 and June 30, 2007,
     respectively.

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

     During the nine months ended March 31, 2008, the Company decreased its reserve for uncertain income tax positions by $1,888,000, excluding the related deferred tax benefit (representing interest on unrecognized income tax positions), resulting in a long-term accrued income tax liability of $249,000. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense and accrued income taxes. As of March 31, 2008, the Company had accrued interest totaling $39,000, excluding the related deferred tax asset. As of March 31, 2008, the Company had, approximately $190,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $98,000) that, if recognized, would favorably affect the effective income tax rate in any future periods.

     During the quarter ended March 31, 2008, the Company recognized a net tax benefit to income tax expense of $2,131,000 (a $2,263,000 liability reversal, including interest, less a reversal of $132,000 of the related deferred tax asset). This benefit resulted primarily from the Company's domestication election, which has expired as the result of the expiration of the related statute of limitations. For the three months ended March 31, 2008, the total accrued liability related to the Company's domestication election has been reversed into income as a result of this expiration. Additionally, a state tax exposure for the 2004 fiscal year has been reversed due to the expiration of the statute of limitations. These reversals resulted in a net benefit to income tax expense of $2,197,000 (consisting of a reversal of the accrued liability, including interest, at December 31, 2007 of $2,365,000 less the related $168,000 reversal of the deferred tax asset) during the three months ended March 31, 2008.

     During the quarter ended December 31, 2007 the Company completed a corporate restructuring for which new offshore companies were formed (Napco DR, S.A. and Napco Americas). These newly formed wholly-owned subsidiaries are included in the Company's condensed consolidated financial statements. The existing US-based companies ("Napco US") and these newly formed offshore companies entered into technology licenses and research and development cost sharing agreements. Also, Napco DR, S.A. purchased the majority of the operating assets previously held by the existing Dominican subsidiary. Napco DR, S.A. is doing business in a Free Zone Park in the Dominican Republic and as such is not subject to Dominican corporate income taxes. Napco US plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings. Due to the restructuring, the Company's effective tax rate is lower in the second and third quarters and is projected to be lower than the US statutory rates in the fourth quarter as well.

     The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income for the nine months ended March 31, 2008 is as follows (dollars in thousands):

                                                                      % of
                                                                     Pre-tax
                                                        Amount       Income
                                                       --------     --------

     Tax at Federal statutory rate                     $ 1,048         34.0%
     Increases (decreases) in
      taxes resulting from:
        Reserve for uncertain tax positions             (2,131)       (69.1)
        Stock based compensation expense                    73          2.4
        Adjustment for adoption of FIN48                    66          2.1
        U.S. benefit on foreign source income             (721)       (23.4)
        Other, net                                         (76)        (2.5)
                                                       --------     --------

     (Benefit) for income taxes                        $(1,741)       (56.5)%
                                                       ========     ========

9.)  Treasury Stock
     --------------

     On March 16, 2007, the Company announced that its Board of Directors authorized the repurchase of up to one million (1,000,000) shares of its common stock. As of March 31, 2008, the Company has repurchased all 1,000,000 of these shares at a weighted average price of $5.62 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Napco Security Systems, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to continue growing could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar, distribution problems, unforeseen environmental liabilities and the uncertain military, political and economic conditions in the world.

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 17% and 14% of our revenues for the nine months ended March 31, 2008 and 2007, respectively.

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

In February 2004 the Company entered into a joint venture with an unrelated company to sell security-related products, including those manufactured by the Company, in the Middle East. The Company owns 51% of the newly formed company, an LLC organized in New York, which has its main operations in the United Arab Emirates. Revenues generated by this joint venture were approximately 6% of our revenues for the nine months ended March 31, 2008.

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in the three months ended March 31, 2008 did not contribute materially to revenue during this period, but should benefit the Company over future periods. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

The post-September 11 era has generally been characterized by increased demand for electronic security products and services. The Company believes the security equipment market is likely to continue to exhibit growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards. The Company's business is also affected by the housing markets. Demand for the Company's intrusion products, which accounted for approximately 50% of Net sales in the first nine months of Fiscal 2008, has a direct correlation to demand in the housing market.

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

Our accrual for sales returns and allowances is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns and allowances, as well as management's estimate of anticipated sales returns and allowances. As a percentage of gross sales, sales returns, rebates and other allowances were 7% and 8% for the three months ended March 31, 2008 and 2007, respectively and 6% and 8% for the nine months ended March 31, 2008 and 2007, respectively.

         Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 42% and 38% of the Company's accounts receivable at March 31, 2008 and June 30, 2007, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $405,000 and $365,000 as of March 31, 2008 and June 30, 2007, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

         Inventories

For interim financial statements, inventories are calculated using a gross profit percentage. This valuation method is based, in part, on subjective estimates and approximations and actual results could differ from those estimates.

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. As of March 31, 2008 and June 30, 2007, balances in these reserves amounted to $1,350,000 and $1,200,000, respectively.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories which are expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

         Goodwill

In accordance with SFAS No. 142, intangible assets, including purchased goodwill, are evaluated by the Company for impairment. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At the close of Fiscal 2007, the Company performed its annual impairment evaluation required by this standard and determined that its goodwill is not impaired.

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

During the nine months ended March 31, 2008, the Company decreased its reserve for uncertain income tax positions by $1,888,000, excluding the related deferred tax benefit (representing interest on unrecognized income tax positions), resulting in a long-term accrued income tax liability of $249,000. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense and accrued income taxes. As of March 31, 2008, the Company had accrued interest totaling $39,000, excluding the related deferred tax asset. As of March 31, 2008, the Company had, approximately $190,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $98,000) that, if recognized, would favorably affect the effective income tax rate in any future periods.

During the quarter ended March 31, 2008, the Company recognized a net tax benefit to income tax expense of $2,131,000 (a $2,263,000 liability reversal, including interest, less a reversal of $132,000 of the related deferred tax asset). This benefit resulted primarily from the Company's domestication election, which has expired as the result of the expiration of the related statute of limitations. For the three months ended March 31, 2008, the total accrued liability related to the Company's domestication election has been reversed into income as a result of this expiration. Additionally, a state tax exposure for the 2004 fiscal year has been reversed due to the expiration of the statute of limitations. These reversals resulted in a net benefit to income tax expense of $2,197,000 (consisting of a reversal of the accrued liability, including interest, at December 31, 2007 of $2,365,000 less the related $168,000 reversal of the deferred tax asset) during the three months ended March 31, 2008.

During the quarter ended December 31, 2007 the Company completed a corporate restructuring for which new offshore companies were formed (Napco DR, S.A. and Napco Americas). These newly formed wholly-owned subsidiaries are included in the Company's condensed consolidated financial statements. The existing US-based companies ("Napco US") and these newly formed offshore companies entered into technology licenses and research and development cost sharing agreements. Also, Napco DR, S.A. purchased the majority of the operating assets previously held by the existing Dominican subsidiary. Napco DR, S.A. is doing business in a Free Zone Park in the Dominican Republic and as such is not subject to Dominican corporate income taxes. Napco US plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings. Due to the restructuring, the Company's effective tax rate is lower in the second and third quarters and is projected to be lower than the US statutory rates in the fourth quarter as well.

Results of Operations
---------------------

                                     ------------------------------------------  ------------------------------------------
                                      Three months ended March 31, (dollars in     Nine months ended March 31, (dollars in
                                                     thousands)                                  thousands)
                                     ------------------------------------------  ------------------------------------------
                                                                % Increase/                                 % Increase/
                                         2008          2007      (decrease)          2008          2007      (decrease)
                                     ------------------------------------------  ------------------------------------------
Net sales                            $  16,222     $  15,566          4.2%       $  46,264     $  45,672          1.3%

Gross profit                             5,523         5,494          0.5%          15,908        16,878         (5.7)%

Gross profit as a % of net sales          34.0%         35.3%        (1.3)%           34.4%         37.0%        (2.6)%

Selling, general and administrative      3,955         4,226         (6.4)%         12,252        12,205          0.4%
Selling, general and administrative
 as a percentage of net sales             24.4%         27.1%        (2.7)%           26.5%         26.7%        (0.2)%
Operating income                         1,568         1,268        (23.7)%          3,656         4,673        (21.8)%

Interest expense, net                      216           168         28.6%             635           377         68.4%
Other expense
                                            12             4        200.0%              30            13        130.8%
Minority interest in net loss of
 subsidiary, net                            33            41        (19.5)%             92            95         (3.2)%

(Benefit) Provision for income taxes    (1,904)            5    (38,180.0)%         (1,741)        1,150       (251.4)%
Net income                               3,277         1,132        189.5%           4,824         3,228         49.4%
                                     ------------------------------------------  ------------------------------------------

Sales for the three months ended March 31, 2008 increased by approximately 4% to $16,222,000 as compared to $15,566,000 for the same period a year ago. Sales for the nine months ended March 31, 2008 increased approximately 1% to $46,264,000 as compared to $45,672,000 for the same period a year ago. The increase in sales for the three months was due primarily to increases in the Company's international sales and its door-locking products as partially offset by a decrease in intrusion detection products. The increase in sales for the nine months was due primarily to increases in the Company's international sales as partially offset by a decrease in intrusion detection products.

The Company's gross profit for the three months ended March 31, 2008 remained relatively constant at $5,523,000 or 34.0% of sales as compared to $5,494,000 or 35.3% of sales for the same period a year ago. The Company's gross profit for the nine months ended March 31, 2008 decreased by $970,000 to $15,908,000 or 34.4% of sales as compared to $16,878,000 or 37.0% of sales for the same period a year ago. The decrease in gross profit for the nine months resulted primarily from a lower overhead absorption rate and an increase in the inventory reserve of $150,000 in the nine months ended March 31, 2008 as well as a decrease in the Company's inventory reserve in the nine months ended March 31, 2007. The absorption rate in the first nine months of fiscal 2008 decreased as a result of the Company's high forecast and production rates in the first nine months of fiscal 2007 as compared to those in the first nine months of fiscal 2008.

Selling, general and administrative expenses for the three months ended March 31, 2008 decreased by $271,000 to $3,955,000, or 24.4% of sales, as compared to $4,226,000, or 27.1% of sales a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2008 remained relatively constant at $12,252,000, or 26.5% of sales, as compared to $12,205,000, or 26.7% of sales a year ago. The decrease in dollars and as a percentage of sales for the three months ended March 31, 2008 was due primarily to the timing of a major tradeshow ($264,000). In the prior year this tradeshow occurred in March of 2007 but it did not occur until April of 2008 in the current fiscal year.

Interest expense, net for the three months ended March 31, 2008 increased by $48,000 to $216,000 as compared to $168,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2008 increased by $258,000 to $635,000 as compared to $377,000 for the same period a year ago. The increase in interest expense for the three and nine months resulted primarily from the increase in the Company's average outstanding debt which was due primarily to the Company's increase in inventory and its Treasury stock repurchases as discussed below.

The Company's provision for income taxes for the three months ended March 31, 2008 decreased by $1,909,000 to a benefit of $1,904,000 as compared to a provision of $5,000 for the same period a year ago. The Company's provision for income taxes for the nine months ended March 31, 2008 decreased by $2,891,000 to a benefit of $1,741,000 as compared to a provision of $1,150,000 for the same period a year ago. The decrease in provision for income taxes for the three and nine months resulted primarily from the Company recognizing a net tax benefit to income tax expense of $2,131,000 as described on page 16. In addition, during the quarter ended December 31, 2007 Napco completed a corporate restructuring for which new offshore companies were formed. As a result, the Company's effective rate for the three and nine months ended December 31, 2007, prior to the effect of the $2,131,000 benefit described above, was 17% and 13%, respectively, which reflected this restructuring as well as an additional provision of $66,000 resulting from the Company's adoption of FIN48, both as described in Note 8 of the accompanying condensed consolidated financial statements.

Net income increased by $2,145,000 to $3,277,000 or $0.17 per diluted share for the three months ended March 31, 2008 as compared to $1,132,000 or $0.06 per diluted share for the same period a year ago. Net income increased by $1,596,000 to $4,824,000 or $0.24 per diluted share for the nine months ended March 31, 2008 as compared to $3,228,000 or $0.16 per diluted share for the same period a year ago. The increase for the three and nine months ended March 31, 2008 was primarily due to the tax benefit relating to the Company's Dominican Republic operation described above.

Liquidity and Capital Resources
-------------------------------

During the nine months ended March 31, 2008 the Company utilized all of its cash from operations and additional borrowings to purchase inventory ($6,457,000), property, plant and equipment ($668,000) and treasury stock ($3,225,000). The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at March 31, 2008 decreased $3,771,000 to $21,808,000 as compared to $25,579,000 at June 30, 2007. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2007 as compared to the quarter ended March 31, 2008.

Inventories at March 31, 2008 increased by $6,457,000 to $34,680,000 as compared to $28,223,000 at June 30, 2007. This increase was primarily the result of the Company level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters as well as to support a projection of higher sales in fiscal 2008. The Company has initiated several steps in order to reduce inventory levels and it is our expectation that we will begin seeing noticeable reductions during the fourth quarter of fiscal 2008 and continuing in fiscal 2009.

Treasury stock at March 31, 2008 increased by $3,225,000 to $5,615,000 from $2,390,000 at June 30, 2007. The treasury stock was repurchased pursuant to the repurchase plan authorized by the Company's Board of Directors on March 16, 2007, which authorized the repurchase of up to one million (1,000,000) shares of its common stock. In January of 2008, the Company completed the repurchase of these 1,000,000 shares.

Accrued income taxes decreased by $2,057,000 from $1,932,000 at June 30, 2007 to a net receivable of $125,000 at March 31, 2008. This decrease resulted primarily from the Company recognizing a net tax benefit to income tax expense of $2,131,000 as described on page 16.

Long-term debt consists of a revolving credit and term loan facility with outstanding borrowings of $13,900,000 at March 31, 2008 and $10,900,000 at June 30, 2007. In September 2007, the Company amended its secured revolving credit agreement with its primary bank. The Company's borrowing capacity under the amended agreement was increased to $25,000,000 from $18,000,000. The amended revolving credit agreement is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The revolving credit agreement bears interest at either the Prime Rate less 1/4% or an alternate rate based on LIBOR as described in the agreement. As of March 31, 2008 the interest rate on the outstanding portion of this facility was 5.3%. The September 2007 amendment also extended the revolving credit agreement to September 2011. Any outstanding borrowings are to be repaid or refinanced on or before that time. The agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings, restrictions on capital expenditures, the maintenance of minimum amounts of tangible net worth, and compliance with other certain financial ratios, as defined in the agreement.

As of March 31, 2008 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At March 31, 2008, an aggregate principal amount of approximately $13,900,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 5.3%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $139,000 in interest that year.

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

At the conclusion of the period ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report except as follows:

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

During the third quarter of fiscal 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except for the procedure described above which has corrected the weakness relating to inventory classification on the balance sheet.

PART II: OTHER INFORMATION


Item 1A.   Risk Factors
           ------------

           Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2007 during the three months ended March 31, 2008.


Item 2.    Unregistered Sales of Equity Securities and Uses of Proceeds
           ------------------------------------------------------------

           Issuer Purchases of Equity Securities:

           -------------------------------------------------------------------------------------------------------------------
                                                                                        Total Number of       Maximum Number
                                                                                      Shares Purchased as   of Shares that May
                                                        Total Number of    Average     Part of Publically    Yet Be Purchased
                                                            Shares        Price Paid   Announced Plans or     Under Plans or
                              Period                       Purchased       per Share        Programs             Programs
           -------------------------------------------------------------------------------------------------------------------
           January 1, 2008 - January 31, 2008               17,671           $5.98           17,671                  -

           February 1, 2008 - February 29, 2008                -               -                -                    -

           March 1, 2008 - March 31, 2008                      -               -                -                    -
           -------------------------------------------------------------------------------------------------------------------

           Total for the quarter ended March 31, 2008       17,671           $5.98           17,671                 -
                                                            ======                           ======

           -------------------------------------------------------------------------------------------------------------------

           On March 16, 2007, the Company announced that its Board of Directors authorized the repurchase of up to one million (1,000,000) shares of its common stock. In January of 2008, the Company completed the repurchase of these 1,000,000 shares.


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


May 9, 2008


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