Form 10-K
period 2008-06-30
NAPCO SECURITY SYSTEMS INC
filed 2008-09-30
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

                                   (Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2008

                                       or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the Transition period from ______ to ______

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "Large accelerated filer", "Accelerated filer" and "Smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_] Smaller reporting company [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of December 31, 2007, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $81,898,250.

As of September 29, 2008, 19,095,713 shares of common stock of Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2008 Annual Meeting of Stockholders.

                                     PART I
                                     ------

ITEM 1:  BUSINESS.

NAPCO Security Systems, Inc. ("NAPCO" or the "Company") was incorporated in December 1971 in the State of Delaware. Its executive offices are located at 333 Bayview Ave, Amityville NY 11701. Its telephone number is (631) 842-9400.

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25 million, the repayment of $1 million of bank debt and the assumption of certain current liabilities. The Marks business involves the manufacturing and distribution of door-locking devices.

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

Research and Development

The Company's business involves a high technology element. During the fiscal years ended June 30, 2008, 2007, and 2006, the Company expended approximately $5,500,000, $5,319,000, and $5,109,000, respectively, on Company-sponsored research and development activities conducted by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2008, the Company had approximately 817 full-time employees.

Marketing

The Company's staff of 46 sales and marketing support employees located at the Company's Amityville, United Kingdom and Dubai offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 63% and 65% of the Company's total sales for the fiscal years ended June 30, 2008 and 2007, respectively. The remaining revenues are primarily from alarm installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company Products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities. Some of the Company's products are marketed under the "private label" of certain customers.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $1,750,000 and $965,000 existed as of June 30, 2008 and 2007, respectively.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last three fiscal years, are summarized in the following table:

                         Financial Information Relating to Domestic and Foreign Operations
                         -----------------------------------------------------------------
                                                        2008                      2007                    2006
                                                       -------                   -------                  -------
                                                                             (in thousands)
Sales to external customers(1):
         Domestic                                      $56,122                   $56,810                  $58,549
         Foreign                                        12,245                     9,392                   10,999
                                                       -------                   -------                  -------
         Total Net Sales                               $68,367                   $66,202                  $69,548
                                                       =======                   =======                  =======

Identifiable assets:
         United States                                 $50,056                   $47,636                  $46,651
         Dominican Republic (2)                         19,841                    21,246                   18,924
         Other foreign countries                         6,826                     7,903                    5,623
                                                       -------                   -------                  -------
         Total Identifiable Assets                     $76,723                   $76,785                  $71,198
                                                       =======                   =======                  =======

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories ($14,754,000) and fixed assets ($4,970,000) located at the Company's principal manufacturing facility in the Dominican Republic.

ITEM 1A:  RISK FACTORS.

The risks described below are among those that could materially and adversely affect the Company's business, financial condition or results of operations. These risks could cause actual results to differ materially from historical experience and from results predicted by any forward-looking statements related to conditions or events that may occur in the future.

Our Business Could Be Materially Adversely Affected as a Result of General
--------------------------------------------------------------------------
Economic and Market Conditions
------------------------------

We are subject to the effects of general economic and market conditions. If these conditions deteriorate, our business, results of operations or financial condition could be materially adversely affected.

Our Business Could Be Materially Adversely Affected as a Result of Housing
--------------------------------------------------------------------------
Market Conditions
-----------------

We are subject to the effects of housing market conditions. If these conditions deteriorate, resulting in the decline in new housing starts, existing home sales or existing home renovations, our business, results of operations or financial condition could be materially adversely affected, particularly in our intrusion product lines.

Our Business Could Be Materially Adversely Affected as a Result of Lessening
----------------------------------------------------------------------------
Demand in the Security Market
-----------------------------

Our revenue and profitability depend on the overall demand for our products. Delays or reductions in spending, domestically or internationally, for electronic security systems could materially adversely affect demand for our products, which could result in decreased revenues or earnings.

The Markets We Serve Are Highly Competitive and We May Be Unable to Compete
---------------------------------------------------------------------------
Effectively
-----------

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

Our Business Could be Materially Adversely Affected as a result of Offering
---------------------------------------------------------------------------
Extended Payment Terms to Customers
-----------------------------------

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

The Company's Products are Subject to Technological Changes from Time to Time,
------------------------------------------------------------------------------
Which may Result in Increased Research and Developments Expenditures to Attract
-------------------------------------------------------------------------------
or Retain Customers
-------------------

The industry in which the Company operates is characterized by constantly improved products. Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively, which will require continued expenditures for product engineering, sales and marketing. The Company's research and development expenditures, which were $5,500,000 and $5,319,000 for 2008 and 2007, respectively, are principally targeted at enhancing existing products, and to a lesser extent at developing new ones. If the Company cannot modify its products to meet its customers' changing needs, we may lose sales.

We Rely On Distributors To Sell Our Products And Any Adverse Change In Our
--------------------------------------------------------------------------
Relationship With Our Distributors Could Result In A Loss Of Revenue And Harm
-----------------------------------------------------------------------------
Our Business.
-------------

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

Members of Management and Certain Directors Beneficially Own a Substantial
--------------------------------------------------------------------------
Portion of the Company's Common Stock and May Be in a Position to Determine the
-------------------------------------------------------------------------------
Outcome of Corporate Elections
------------------------------

Richard L. Soloway, our Chief Executive Officer, members of management and the Board of Directors beneficially own 31.4% of the currently outstanding shares of Common Stock. By virtue of such ownership and their positions with Napco, they may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to Napco's stockholders.

In addition, Napco has a staggered Board of Directors. Such concentration of ownership and the staggered Board could have the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of Napco.

We Are Dependent Upon the Efforts of Richard L. Soloway, Our Chief Executive
----------------------------------------------------------------------------
Officer
-------

The success of the Company is largely dependent on the efforts of Richard L. Soloway, Chief Executive Officer. The loss of his services could have a material adverse effect on the Company's business and prospects. There is currently no succession plan.

Our Business Could Be Materially Adversely Affected by an Increase in the
-------------------------------------------------------------------------
Exchange Rate of the Dominican Peso
-----------------------------------

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

The Company's Debt Repayments Relating to the Recent Acquisition of Marks
-------------------------------------------------------------------------
Require Substantially Higher Cashflows
--------------------------------------

The Marks acquisition requires quarterly principal debt repayments of approximately $893,000, plus interest, that are in addition to the Company's historical cash-flow requirements. A significant decline in the Company's cashflows could put at risk the Company's ability to repay this debt as well as to failing to meet certain financial covenants within the Revolving Credit Agreement and the Term Loan.

ITEM 1B:  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2:  PROPERTIES.

The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. The Company is planning on expanding this facility to replace the 35,000 square foot leased building as discussed below. The Company intends on moving the operations of its Marks acquisition into this expanded facility upon completion of construction of this extension. The Company believes that the move should be completed within approximately one year.

The Company leases a building of approximately 35,000 square feet in Amityville, NY. This facility provides all of the administrative, production and warehousing space for the Company's recent Marks acquisition. The lease commenced in August 2008, expires in August 2009 and provides for extensions thereafter.

The Company's foreign subsidiary located in the Dominican Republic, NAPCO/Alarm Lock Grupo International, S.A. (formerly known as NSS Caribe, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2008, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

The Company's foreign subsidiary located in the United Kingdom, Napco Group Europe Ltd, leases office space of approximately 167 square feet. This lease expired in May 2008 at which time the Company obtained a month-by-month extension as it prepares to move its offices to another location of similar size and at similar terms and conditions.

The Company's joint venture located in the United Arab Emirates leases office and warehouse space of approximately 1,100 square feet. This lease expires in February 2009 and provides for an annual renewal at substantially the same terms and conditions.

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

                                     PART II
                                     -------

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market

NAPCO's Common Stock is traded on the NASDAQ Stock Market, Global Market System, under the symbol NSSC.

The tables set forth below reflect the range of high and low sales of the Common Stock in each quarter of the past two fiscal years as reported by the NASDAQ Global Market System.

                                                           Quarter Ended Fiscal 2008
                                                           -------------------------
Common Stock                    Sept. 30                Dec. 31                March 31                June 30
                                --------                -------                --------                -------

High                             $ 6.94                 $6.25                   $6.45                  $5.00
Low                              $ 5.35                 $4.83                   $4.65                  $4.45

                                                           Quarter Ended Fiscal 2007
                                                           -------------------------
Common Stock                    Sept. 30                Dec. 31                March 31                June 30
                                --------                -------                --------                -------

High                             $10.80                 $6.67                   $6.05                  $6.35
Low                              $ 5.96                 $5.38                   $4.62                  $5.33

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 25, 2008 was 128 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any cash dividends must be approved by the Company's lenders.

Equity Compensation Plan Information as of June 30, 2008

                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                           NUMBER OF SECURITIES TO     WEIGHTED AVERAGE         FUTURE ISSUANCE
                                           BE ISSUED UPON EXERCISE     EXERCISE PRICE OF     (EXCLUDING SECURITIES
                                           OF OUTSTANDING OPTIONS     OUTSTANDING OPTIONS   REFLECTED IN COLUMN (a)
             PLAN CATEGORY                           (a)                      (b)                     (c)

Equity compensation plans approved by             1,323,480                  $2.80                  488,520
security holders:
Equity compensation plans not approved               __                       __                       __
by security holders:
                                          -------------------------- ---------------------- -------------------------
Total                                             1,323,480                  $2.80                  488,520
                                          ========================== ====================== =========================

ITEM 6:  SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

                                                                  Fiscal Year Ended and June 30
                                              ----------------------------------------------------------------------------
                                                          (In thousands, except share and per share data)
                                                     2008          2007(1)         2006(1)       2005(1)(2)      2004(1)(2)
                                                     ----          -------         -------       ----------      ---------
Statement of earnings data:
---------------------------
Net Sales                                     $     68,367    $     66,202    $     69,548    $     65,229    $     58,093
Gross Profit                                        20,412          23,998          26,956          24,641          20,107
Income from Operations                               3,137           6,501           9,523           8,910           6,065
Net Income                                           3,718           4,217           6,119           5,629           3,335
Cash Flow Data:
Net cash flows provided by (used in)                 3,784          (3,674)           (168)          7,205           6,275
operating activities
Net cash flows used in investing                    (1,045)         (1,294)         (1,679)           (658)           (681)
activities
Net cash flows (used in) provided by                (1,722)          3,978           3,407          (6,165)         (6,592)
financing activities

Per Share Data:
---------------
Net earnings per common share:
   Basic                                      $        .19    $        .21    $        .31    $        .29    $        .19
   Diluted                                    $        .19    $        .20    $        .30    $        .28    $        .17
Weighted average common shares outstanding:
   Basic                                        19,263,000      19,961,000      19,785,000      19,265,000      17,906,000
   Diluted                                      19,802,000      20,599,000      20,605,000      20,284,000      19,119,000
Cash Dividends declared per common            $        .00    $        .00    $        .00    $        .00    $        .00
share (3)

Balance sheet data (4):
-----------------------
Working capital                               $     41,293    $     40,527    $     36,321    $     31,017    $     28,992
Total assets                                        76,723          76,785          71,198          59,907          56,672
Long-term debt                                      12,400          10,900           4,700           1,950           6,400
Stockholders' equity                                53,542          53,257          50,850          43,678          37,904

(1) Certain expenses in Cost of sales have been reclassified to Selling, general and administrative expense to conform with the current years presentation.
(2) Share and per share data have been restated to reflect the effect of a 2:1 stock split effective April 2004, a 20% stock dividend effective November 2004, a 3:2 stock split effective December 2005 and a 3:2 stock split effective June 2006.
(3) The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be approved by the Company's primary lenders.
(4) Working capital is calculated by deducting Current Liabilities from Current Assets.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 18% of our revenues for fiscal year 2008 and 14% of revenues for fiscal year 2007.

The Company owns and operates manufacturing facilities in Amityville, New York and the Dominican Republic. A significant portion of our operating costs are fixed, and do not fluctuate with changes in production levels or utilization of our manufacturing capacity. As production levels rise and factory utilization increases, the fixed costs are spread over increased output, which should improve profit margins. Conversely, when production levels decline our fixed costs are spread over reduced levels, thereby decreasing margins.

On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25 million, the repayment of $1 million of bank debt and the assumption of certain current liabilities. The Marks business involves the manufacturing and distribution of door-locking devices.

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in fiscal 2008 did not contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Revenue Recognition

Revenues from merchandise sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of sale. We report our sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns and other allowances.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 6%, 8% and 7% in fiscal 2008, 2007 and 2006, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 34% and 38% of the Company's accounts receivable at June 30, 2008 and 2007, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $405,000 and $365,000 as of June 30, 2008 and 2007, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. For the fiscal years 2008, 2007 and 2006, charges/(recoveries) and balances in these reserves amounted to $0 and $1,200,000, $213,000 and $1,200,000; $(531,000) and $987,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Income Taxes

The Company adopted the provisions of FIN 48 as of July 1, 2007. As a result the Company increased its accrued income tax liability by $715,000, from $1,836,000 to $2,551,000, to provide for additional reserves for uncertain income tax positions, relating to fiscal years 2004 through 2007. The increase in the accrued income tax liability of $715,000 was offset in part by a $230,000 increase to a deferred income tax asset, resulting in a net reduction to retained earnings of $485,000 (representing the cumulative effect of adopting FIN 48).

During the year ended June 30, 2008 the Company decreased its reserve for uncertain income tax positions by $ 1,888,000. As of June 30, 2008 the Company has a long-term accrued income tax liability of $ 249,000. The Company's practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2008, the Company had accrued interest totaling $45,000 and $194,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $100,000) that, if recognized, would favorably affect the company's effective income tax rate in any future period.

For the year ended June 30, 2008, the company recognized a net benefit to income tax expense of $2,127,000 ($2,257,000 liability reversal including interest, less the related $130,000 reversal of deferred tax asset). This benefit relates predominantly to the Company's domestication election, for which the statute of limitations expired during the third quarter.

The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income for fiscal 2008 is as follows (dollars in thousands):

                                                               % of
                                                              Pre-tax
                                              Amount          Income
                                             --------        --------

Tax at Federal statutory rate                $   785           34.0%
Increases (decreases) in
   taxes resulting from:
   Meals and entertainment                        59            2.6%
      State income taxes, net of
         Federal income tax benefit              (16)          (0.7)%
   Foreign source income and taxes              (258)         (11.1)%
   Stock based compensation expense               66            2.9%
   Alternative Minimum Tax
         Credit utilization                       --             --
   Tax reserve reversal                       (2,127)         (92.1)%
   Other, net                                     83            3.6%
                                             --------        --------

Provision for income taxes                   $(1,408)         (61.0)%
                                             ========        ========

Liquidity and Capital Resources

The Company's cash on hand combined with proceeds from operating and financing activities during fiscal 2008 were adequate to meet the Company's capital expenditure needs and long-term debt obligations. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of financing related to borrowings under an $25,000,000 secured revolving credit facility. The Company expects that cash generated from operations and cash available under the Company's bank line of credit will be adequate to meet its short-term liquidity requirements. As of June 30, 2008, the Company's unused sources of funds consisted principally of $2,765,000 in cash and approximately $12,600,000, which represents the unused portion of its secured revolving credit facility.

The Company is a party to an amended and restated secured revolving credit agreement with its primary bank, pursuant to which borrowing capacity as of June 30, 2008 was $25,000,000. Amounts under the amended revolving credit agreement are secured by all the accounts receivable, inventory and certain other assets of the Company, including a first and second mortgage on the Company's headquarters in Amityville, New York and common stock of certain of the Company's subsidiaries. As of June 30, 2008 the Company was not in compliance with the covenant relating to Tangible Net Worth required under the $25,000,000 facility which was in effect as of June 30, 2008. The Company has received the appropriate waiver from its bank during September 2008.

On August 18, 2008, the Company and its banks amended and restated the revolving credit agreement described above. The amended facility is $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 12 to the accompanying Consolidated Financial Statements. The amended revolving credit agreement and term loan is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest at either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. As of June 30, 2008 the interest rate on the outstanding portion of the facility was 4.1%. The August amendment extended the revolving credit agreement to August 2012. Any outstanding borrowings are to be repaid or refinanced on or before that time. The term loan is to be repaid in 19 quarterly installments of $893,000 each commencing in December 2007 and a final payment of $8,033,000 due in August 2013. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement.

Management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2010.

The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                                2008                2007              2006
                                ----                ----              ----
   Current Ratio              5.7 to 1            5.3 to 1          4.1 to 1
   Sales to Receivables       2.7 to 1            2.6 to 1          2.8 to 1
   Total debt to equity       .23 to 1            .20 to 1          .09 to 1

As of June 30, 2008, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, at an annual cost of approximately $288,000.

On August 18, 2008, Napco Security Systems, Inc. (the "Company") pursuant to an Asset Purchase Agreement with G. Marks Hardware, Inc. ("Marks") of Amityville, New York, acquired substantially all of the assets and business of Marks for $25 million, the repayment of $1 million of bank debt and the assumption of current liabilities as described more fully in the Asset Purchase Agreement. The Marks business involves the manufacturing and distribution of door-locking devices. The Company funded the acquisition with a term loan from its lenders as described above.

The acquisition described above will be accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. The estimates of fair value are preliminary and subject to adjustment for a period of up to one year from the date of acquisition, and any such adjustments are not expected to be material. Costs in excess of identifiable net assets acquired will be allocated to goodwill in the first quarter of fiscal 2009.

Working Capital. Working capital increased by $766,000 to $41,293,000 at June 30, 2008 from $40,527,000 at June 30, 2007. The increase in working capital was primarily the result of the increase in long-term debt as partially offset by the decrease in inventories. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $244,000 to $25,823,000 at June 30, 2008 from $25,579,000 at June 30, 2007. This increase resulted primarily from the higher net sales during the fourth quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007.

Inventories. Inventories decreased by $951,000 to $27,272,000 at June 30, 2008 as compared to $28,223,000 at June 30, 2007. The decrease in inventory levels was primarily the result of the Company having high inventory levels at the end of fiscal 2007, which it utilized to fill sales orders in fiscal 2008.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $581,000 to $8,733,000 as of June 30, 2008 as compared to $9,314,000 at June 30, 2007. This decrease is primarily due to decreased purchases of raw materials during the month of June 2008 as compared to June 2007, which was part of the Company's program to reduce its inventory levels from the increased levels at mid-year as previously discussed.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company's contractual obligations by fiscal year:

                                                              Payments due by period
                                      -------------------------------------------------------------------
                                                    Less than 1                               More than 5
      Contractual obligations            Total         year        1-3 years     3-5 years       years
      -----------------------         -----------   -----------   -----------   -----------   -----------

Long-term debt obligations            $37,400,000   $ 2,679,000   $ 7,144,000   $19,544,000   $ 8,033,000

Land lease (86 years remaining) (1)    24,192,000       288,000       576,000       576,000    22,752,000

Operating lease obligations               586,000       420,000       162,000         4,000            --

Other long-term obligations
(employment agreements) (1)             1,753,000     1,105,000       648,000            --            --
                                      -----------   -----------   -----------   -----------   -----------

Total                                 $63,931,000   $ 4,492,000   $ 8,530,000   $20,124,000   $30,785,000
                                      ===========   ===========   ===========   ===========   ===========

(1) see footnote 10 to the consolidated financial statements.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

                                      Fiscal year ended June 30,
                                      --------------------------
                                                                    % Increase/
                                         2008        2007           (decrease)
                                         ----        ----           -----------
Net sales                             $ 68,367     $ 66,202            3.3%
Gross profit                            20,412       23,998          (14.9)%
Gross profit as a % of net sales          29.9%        36.2%          (6.3)%
Selling, general and administrative     17,275       17,497           (1.3)%
Income from operations                   3,137        6,501          (51.7)%
Interest expense, net                      819          637           28.6%
Other expense, net                          42           17          147.1%
Provision (benefit)for income taxes     (1,408)       1,922         (173.3)%
Net income                               3,718        4,217           11.8%

Net sales in fiscal 2008 increased by 3.3% to $68,367,000 from $66,202,000 in fiscal 2007. The increase in sales was due primarily to increases in the Company's international sales ($2,853,000) as partially offset by a decrease in domestic intrusion detection and access control products ($510,000). International sales has increased primarily as a result of improved sales efforts and customer relations. Management believes its sales of intrusion products continues to be impacted by the slowdown in the U.S. housing market.

The Company's gross profit decreased $3,586,000 to $20,412,000 or 29.9% of net sales in fiscal 2008 as compared to $23,998,000 or 36.2% of net sales in fiscal 2007. The decrease in gross profit in both absolute dollars and as a percentage of net sales was due primarily to the recognition of increased overhead expenses that had been capitalized in ending inventory at June 30, 2007. As these products were sold during fiscal 2008, the Company recognized the higher expense of these costs which resulted in a lower gross profit in the current period. In addition, a higher proportion of the Company's sales were to its international customers. Sales to these customers typically have lower gross margins than sales to its domestic customers because the selling prices in these markets are lower than those in the U.S. market.

Selling, general and administrative expenses as a percentage of net sales decreased to 25.3% in fiscal 2008 from 26.4% in fiscal 2007. Selling, general and administrative expenses for fiscal 2008 remained relatively constant at $17,275,000 from $17,497,000 in fiscal 2007. The decrease as a percentage of net sales resulted primarily from the Company's incremental sales in fiscal 2008 being to its international customers. Sales to these customers typically have lower variable selling expenses associated with them as compared to sales to the Company's domestic customers.

Interest expense for fiscal 2008 increased by $182,000 to $819,000 from $637,000 for the same period a year ago. The increase in interest expense is primarily the result of the increase in outstanding debt.

Other expenses increased slightly to $42,000 in fiscal 2008 as compared to $17,000 in fiscal 2007.

The Company's provision for income taxes for fiscal 2008 decreased by $3,330,000 to a benefit of $1,408,000 as compared to a provision of $1,922,000 for the same period a year ago. The decrease in provision for income taxes resulted primarily from the Company recognizing a net tax benefit to income tax expense of $2,131,000 as described in Note 5 to the Consolidated financial statements. In addition, in December 2007 the Company completed a corporate restructuring for which new offshore companies were formed. As a result, the Company's effective rate for fiscal 2008, prior to the effect of the $2,127,000 benefit described above, was 31%, which reflected this restructuring.

Net income for fiscal 2008 decreased by $499,000 to $3,718,000 as compared to $4,217,000 in fiscal 2007. This resulted primarily from the decrease in Gross profit of $3,586,000 as partially offset by the $2,127,000 tax accrual reversal, both of which are discussed above.

Fiscal 2007 Compared to Fiscal 2006

                                      Fiscal year ended June 30,
                                      --------------------------
                                                                    % Increase/
                                         2007        2006           (decrease)
                                         ----        ----           ----------
Net sales                              $66,202      $69,548           (4.8)%
Gross profit                            23,998       26,956          (11.0)%
Gross profit as a % of net sales          36.2%        38.8%          (2.6)%
Selling, general and administrative     17,497       17,433            0.4%
Income from operations                   6,501        9,523          (31.7)%
Interest expense, net                      637          258          146.9%
Other expense, net                          17           14           21.4%
Provision for income taxes               1,922        3,264          (41.1)%
Net income                               4,217        6,119          (31.1)%

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

Gross Profit. The Company's gross profit decreased $2,958,000 to $23,998,000 or 36.2% of net sales in fiscal 2007 as compared to $26,956,000 or 38.8% of net sales in fiscal 2006. The decrease in gross profit in both absolute dollars and as a percentage of net sales was due primarily to the decreased overhead absorption resulting in the Company's reduction in its production levels in the second half of fiscal 2007 which was due to the decrease in net sales during the year.

Selling, general and administrative expenses as a percentage of net sales increased to 26.4% in fiscal 2007 from 25.1% in fiscal 2006. Selling, general and administrative expenses for fiscal 2007 increased by $64,000 to $17,497,000 from $17,433,000 in fiscal 2006. These increases are due primarily to increases in certain salesman compensation expenses ($497,000) as partially offset by decreases in the Company's executive compensation costs ($206,000), Sarbanes-Oxley compliance costs ($107,000) and bad debt expense ($125,000).

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


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest at a spread below the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At June 30, 2008, an aggregate principal amount of approximately $12,400,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 4.1%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $124,000 in interest that year.

A significant number of foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company transacts certain sales in Europe in British Pounds Sterling, therefore exposing itself to a certain amount of foreign currency risk. Management believes that the amount of this exposure is immaterial. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual decrease in income from operations of approximately $314,000.

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

                                                                           Page
                                                                           ----

Management Report on Internal Controls Over Financial Reporting            FS-1

Report of Independent Registererd Public Accounting Firm on
Internal Control Over Financial Reporting                                  FS-2

Report of Independent Registered Public Accounting Firm                    FS-3

Consolidated Financial Statements:

        Consolidated Balance Sheets as of June 30, 2008 and 2007           FS-4

        Consolidated Statements of Income for the Fiscal Years Ended       FS-6
        June 30, 2008, 2007 and 2006

        Consolidated Statements of Stockholders' Equity for the Fiscal     FS-7
        Years Ended June 30, 2008, 2007 and 2006

        Consolidated Statements of Cash Flows for the Fiscal Years Ended   FS-8
        June 30, 2008, 2007 and 2006

        Notes to Consolidated Financial Statements, June 30, 2008          FS-9

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation, management identified material weaknesses in our internal controls over financial reporting, as of June 30, 2008. To address these weaknesses described below, we performed additional analysis and performed other procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

We identified the following material weaknesses relating to internal control of inventory and our interim reporting:

1. Costing of inventory: Management's key controls over detecting inaccuracies in costing were not operating effectively. Management has certain controls in place to detect significant costing inaccuracies, however certain of these were not performed because management had time constraints associated with the efforts involved with its acquisition, an event that is not typical during the financial reporting process. As part of its remediation efforts, management plans on revising its inventory controls to ensure that the proper procedures are carried out in future periods.

2. Interim reporting: Management did not have controls in place to sufficiently refine its method for adjusting the estimates involved in quantifying cost of goods sold and inventory amounts based on changes in the business and new variables. This caused the recognition of expenses in cost of sales for the three interim periods to be understated, thus reporting an undue proportion of these expenses during the fourth quarter. Because the estimates used causing these understatements are only used for interim reporting, as of this Annual Report on 10-K, total expenses are recorded correctly. Management intends to develop new controls that will permit it to identify new variables and changes in the business when they occur in order to estimate its interim inventory and cost of sales.

Previously Reported Material Weaknesses
All other material weaknesses previously noted in our past filings have been remediated and the results of management's current year assessment have confirmed that remediation efforts put in place by management have sufficiently reduced or eliminated the risk of misstatement associated with these former material weaknesses. During the fourth quarter of 2008, management implemented internal controls to addresses the material weakness related to the valuation of inventory. With respect to its overhead estimation methodology, while the technique used to make this estimate has not changed, the amount of the costs used in the estimate has significantly decreased since the prior year and is expected to continue to decrease. Thus, management does not believe that its use of this estimation technique continues to have a material impact on its financial information. Furthermore, management incorporated additional reviews of obsolete and slow moving parts by additional members of management.

Management also prepared a draft obsolescence review prior to the end of the year to facilitate the formal year-end review. Management now conducts weekly meetings to update the status of obsolete or slow moving parts. Management has previously disclosed its remediation efforts of the material weakness related to the classification of inventory, and this weakness has been fully remediated. We will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

Notwithstanding the above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Stockholders
of NAPCO Security Systems, Inc.

We have audited NAPCO Security Systems, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's annual report on internal control over financial reporting:

     (1) With respect to inventory valuation, management's controls were not operating effectively to ensure that it is recording inventory at the correct cost. This resulted in component part costing errors and overhead calculation errors.

     (2) Management uses certain estimates with respect to the calculation of inventory and cost of sales during the interim periods. These estimations were not effective

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2008 consolidated financial statements and financial statement schedule, and this report does not affect our report dated September 30, 2008.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, NAPCO Security Systems, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows of NAPCO Security Systems, Inc. and Subsidiaries for each of the three years in the period ended June 30, 2008, and our report dated September 30, 2008 expressed an unqualified opinion.


Marcum & Kliegman LLP
Melville, NY
September 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Audit Committee of the Board of Directors and Stockholders of NAPCO Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NAPCO Security Systems, Inc. and Subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule as of and for the years ended June 30, 2008, 2007 and 2006 listed in the index at item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NAPCO Security Systems, Inc. and Subsidiaries, as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008 in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions in accordance with FASB Interpretation 48 "Accounting for Uncertainty in Income Taxes - an Integration of FASB Statement No. 109" on July 1, 2007.


Melville, New York
September 30, 2008

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             June 30, 2008 and 2007
                                 (In Thousands)

                                     ASSETS


                                                            2008           2007
                                                           -------       -------

CURRENT ASSETS
  Cash and cash equivalents                                $ 2,765       $ 1,748
  Accounts receivable, net of reserves                      25,823        25,579
  Inventories                                               19,548        20,389
  Prepaid expenses and other current assets                  1,121         1,171
  Deferred income taxes                                        769         1,050
                                                           -------       -------
     Total Current Assets                                   50,026        49,937

  Inventories - non-current, net                             7,724         7,834
  Property, plant and equipment, net                         8,989         9,135
  Goodwill, net                                              9,686         9,686
  Other assets                                                 298           193
                                                           -------       -------

     TOTAL ASSETS                                          $76,723       $76,785
                                                           =======       =======


          See accompanying notes to consolidated financial statements.

                                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                             June 30, 2008 and 2007
                                        (In Thousands, Except Share Data)

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  2008         2007
                                                                                --------    --------
CURRENT LIABILITIES
   Accounts payable                                                             $  4,857   $   5,045
   Accrued expenses                                                                1,333       1,638
   Accrued salaries and wages                                                      2,543       2,631
   Accrued income taxes                                                               --          96
                                                                                --------    --------
      Total Current Liabilities                                                    8,733       9,410

   Long-term debt                                                                 12,400      10,900
   Accrued income taxes                                                              294       1,836
   Deferred income taxes                                                           1,607       1,235
   Minority interest in subsidiary                                                   147         147
                                                                                --------    --------

      Total Liabilities                                                           23,181      23,528
                                                                                --------    --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Common stock, par value $0.01 per share; 40,000,000 shares authorized;
      20,092,473 and 20,090,313 shares issued; 19,092,473 and
      19,665,141 shares outstanding, respectively                                    201         201
   Additional paid-in capital                                                     13,424      13,147
   Retained earnings                                                              45,532      42,299
                                                                                --------    --------
                                                                                  59,157      55,647
   Less: Treasury Stock, at cost (1,000,000 and 425,172 shares, respectively)     (5,615)     (2,390)
                                                                                --------    --------

      TOTAL STOCKHOLDERS' EQUITY                                                  53,542      53,257
                                                                                --------    --------


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 76,723    $ 76,785
                                                                                ========    ========


          See accompanying notes to consolidated financial statements.

                                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME

                                    Years Ended June 30, 2008, 2007, and 2006
                                 (In Thousands, Except Share and Per Share Data)


                                                         2008            2007            2006
                                                     ------------    ------------    ------------

Net sales                                            $     68,367    $     66,202    $     69,548
Cost of sales                                              47,955          42,204          42,592
                                                     ------------    ------------    ------------

      Gross Profit                                         20,412          23,998          26,956

Selling, general, and administrative expenses              17,275          17,497          17,433
                                                     ------------    ------------    ------------

      Operating Income                                      3,137           6,501           9,523
                                                     ------------    ------------    ------------

Other expense:
   Interest expense, net                                     (819)           (637)           (258)
   Other, net                                                 (42)            (17)            (14)
                                                     ------------    ------------    ------------

                                                             (861)           (654)           (272)
                                                     ------------    ------------    ------------

Income Before Minority Interest and Income Taxes            2,276           5,847           9,251
Minority interest in loss of subsidiary                        34             292             132
                                                     ------------    ------------    ------------

Income Before (Benefit) Provision for Income Taxes          2,310           6,139           9,383
(Benefit) Provision for income taxes                       (1,408)          1,922           3,264
                                                     ------------    ------------    ------------

      Net Income                                     $      3,718    $      4,217    $      6,119
                                                     ============    ============    ============

Earnings per share:
   Basic                                             $       0.19    $       0.21    $       0.31
   Diluted                                           $       0.19    $       0.20    $       0.30

Weighted average number of shares outstanding:
   Basic                                               19,263,000      19,961,000      19,785,000
   Diluted                                             19,802,000      20,599,000      20,605,000


          See accompanying notes to consolidated financial statements.

                                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Years Ended June 30, 2008, 2007 and 2006
                                        (In Thousands, Except Share Data)

                                             Common stock
                                         -----------------------                    Treasury Stock
                                           Number                  Additional   -----------------------
                                          of Shares                 Paid-in       Number                     Retained
                                           Issued      Amount       Capital     of Shares       Amount       Earnings       Total
                                         ----------   ----------   ----------   ----------    ----------    ----------   ----------
BALANCE - June 30, 2005                  19,474,173          195       11,520           --            --        31,963       43,678
   Exercise of employee stock options       476,280            5          442           --            --            --          447

   Tax benefit in connection with
      exercise of stock options                  --           --          210           --            --            --          210
   Non-cash stock-based
      compensation expense                       --           --          396           --            --            --          396
   Net income                                    --           --           --           --            --         6,119        6,119
                                         ----------   ----------   ----------   ----------    ----------    ----------   ----------

BALANCE - June 30, 2006                  19,950,453          200       12,568           --            --        38,082       50,850

   Exercise of employee stock options       139,860            1          167           --            --            --          168
   Non-cash stock-based
      compensation expense                       --           --          412           --            --            --          412
   Repurchase of Treasury shares                 --           --           --     (425,172)       (2,390)           --       (2,390)
   Net income                                    --           --           --           --            --         4,217        4,217
                                         ----------   ----------   ----------   ----------    ----------    ----------   ----------

BALANCE - June 30, 2007                  20,090,313          201       13,147     (425,172)       (2,390)       42,299       53,257

   Exercise of employee stock options         2,160           --            3           --            --            --            3
   Non-cash stock-based
      compensation expense                       --           --          274           --            --            --          274
   Repurchase of Treasury shares                 --           --           --     (574,828)       (3,225)           --       (3,225)
   FIN48 adjustment to retained earnings         --           --           --           --            --          (485)        (485)
   Net income                                    --           --           --           --            --         3,718        3,718
                                         ----------   ----------   ----------   ----------    ----------    ----------   ----------


BALANCE - June 30, 2008                  20,092,473   $      201   $   13,424   (1,000,000)   $   (5,615)   $   45,532   $   53,542
                                         ==========   ==========   ==========   ==========    ==========    ==========   ==========


          See accompanying notes to consolidated financial statements.

                                       NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Years Ended June 30, 2008, 2007, and 2006 (In Thousands)

                                                                             2008       2007       2006
                                                                            -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $ 3,718   $  4,217    $ 6,119
   Adjustments to reconcile net income to net cash Provided by (used in)
    operating activities:
      Depreciation and amortization                                          1,191      1,201      1,192
      Charge (Recovery) to obsolescence reserve                                 --        213       (531)
    (Recovery) Provision for doubtful accounts                                  40        (55)        40
      Deferred income taxes                                                    653       (170)       131
      Excess tax benefit from exercise of stock options                         --         --       (210)
      Non-cash stock based compensation expense                                274        412        396

   Changes in operating assets and liabilities:
      Accounts receivable                                                     (284)      (371)    (3,294)
      Inventories                                                              951     (5,770)    (5,893)
      Prepaid expenses and other current assets                                 52       (416)        44
      Other assets                                                            (106)       (43)        42
      Accounts payable, accrued expenses, accrued salaries and
         wages, accrued income taxes and minority interest                  (2,705)    (2,893)     1,795
                                                                           -------    -------    -------

   Net Cash Provided by (Used in) Operating Activities                       3,784     (3,674)      (168)
                                                                           -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant, and equipment                              (1,045)    (1,294)    (1,679)
                                                                           -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash paid for purchase of Treasury Stock                                 (3,225)    (2,390)        --
   Principal payments on long-term debt                                     (3,500)    (1,100)        --
   Proceeds from long-term debt                                              5,000      7,300      2,750
   Proceeds from exercise of employee stock options                              3        168        447
   Excess tax benefit from exercise
         of stock options                                                       --         --        210
   Loan costs paid                                                              --         --         --
                                                                           -------    -------    -------

            Net Cash (Used In) Provided By Financing Activities             (1,722)     3,978      3,407
                                                                           -------    -------    -------

            Net Increase (Decrease) In Cash and
               Cash Equivalents                                              1,017       (990)     1,560

CASH AND CASH EQUIVALENTS - Beginning                                        1,748      2,738      1,178
                                                                           -------    -------    -------

CASH AND CASH EQUIVALENTS - Ending                                         $ 2,765    $ 1,748    $ 2,738
                                                                           =======    =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid, net                                                      $   776    $   520    $   228
   Income taxes paid                                                       $   108    $ 4,280    $ 2,573

NON-CASH INVESTING ACTIVITIES:

   Adjustment to Retained earnings relating to adoption of FIN 48          $  (485)   $    --    $    --
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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with revenue recognition, concentration of credit risk, inventories, goodwill and income taxes. Actual results could differ from those estimates. Gross profit for the fourth quarter of fiscal 2008 was adversely affected by the recognition of certain material and factory expenses in the fourth quarter that should have been charged to cost of goods sold during the first nine months of fiscal 2008. This was due to certain inaccuracies in the estimates used for interim reporting in quantifying cost of goods sold and inventory amounts based on changes in the business.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $1,753,000 and $195,000 of short-term time deposits at June 30, 2008 and 2007, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2008 and 2007.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $405,000 and $365,000 and for returns and other allowances of $1,130,000 and $1,385,000 as of June 30, 2008 and June 30, 2007, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. For the fiscal years 2008, 2007 and 2006, charges/(recoveries) and balances in these reserves amounted to $0 and $1,200,000, $213,000 and $1,200,000; $(531,000) and $987,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2008, 2007 and 2006 was $1,256,000, $1,374,000 and $1,318,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred. Company-sponsored research and development costs of $5,500,000, $5,319,000 and $5,109,000 were charged to expense for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, and are included in "Cost of Sales" in the consolidated statements of income.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," as amended. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return. The first step is recognition and the second is measurement. FIN 48 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In May 2007, the FASB issued FASB Staff Position ("FSP") No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48, an amendment of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes" ("FSP No. FIN 48-1"). FSP No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted the provisions of FIN 48, as amended, effective July 1, 2007. See Note 5.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

                                 Net income          Weighted Average Shares       Net income per share
                          ------------------------   ------------------------   ----------------------------
                           2008     2007     2006     2008     2007     2006      2008      2007      2006
                          ------   ------   ------   ------   ------   ------   --------   ------   --------
Basic EPS:                $3,718   $4,217   $6,119   19,263   19,961   19,785   $   0.19   $ 0.21   $   0.31
Effect of Dilutive
   Securities: Employee
   Stock options              --       --       --      539      638      820         --    (.01)      (0.01)
                          ------   ------   ------   ------   ------   ------   --------   ------   --------

Diluted EPS:              $3,718   $4,217   $6,119   19,802   20,599   20,605   $   0.19   $ 0.20   $   0.30
                          ======   ======   ======   ======   ======   ======   ========   ======   ========


Options to purchase 187,700, 87,674 and 37,500 shares of common stock for the three fiscal years ended June 30, 2008, 2007 and 2006, respectively, were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods and, accordingly, their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $274,000, $412,000 and $396,000 were recognized for fiscal years 2008, 2007 and 2006, respectively. The effect on both Basic and Diluted Earnings per share was $0.01 for fiscal year 2008, $0.02 for fiscal year 2007 and $0.02 for fiscal year 2006.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three years ended June 30, 2008.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established rules for the reporting of comprehensive income and its components. For the fiscal years ended June 30, 2008, 2007 and 2006, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 2008 and 2007, management of the Company believes the carrying value of all financial instruments approximated fair value.

Shipping and Handling Revenues and Costs

Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Revenues and Costs requires that all shipping and handling billed to customers should be reported as revenue and the costs associated with these revenues may be classified as either cost of sales, or selling, general, and administrative costs, with footnote disclosure as to classification of these costs. The Company records the amount billed to customers in net sales ($584,000 and $490,000 in fiscal years 2008 and 2007, respectively) and classifies the costs associated with these revenues in cost of sales ($882,000 and $912,000 in fiscal years 2008 and 2007, respectively).

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company's adoption of SFAS No. 161 is not expected to have a material effect on its condensed consolidated financial statements.

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


Reclassification.

Certain expenses in Cost of sales for 2007 and 2006 have been reclassified to Selling, general and administrative expenses and certain amounts in current inventory in 2007 were reclassified to non-current inventory to conform with the current years presentation.

NOTE 2 - Business and Credit Concentrations
-------------------------------------------

The Company had two customers with accounts receivable balances that aggregated 34% and 38% of the Company's accounts receivable at June 30, 2008 and 2007, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three years.

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

Inventories, net of reserves consist of the following:

                                                        June 30,
                                              -----------------------------
                                                 2008               2007
                                              ---------          ----------
                                                     (In thousands)

         Component parts                      $  12,924          $   15,139
         Work-in-process                          4,114               3,139
         Finished product                        10,234               9,945
                                              ---------          ----------

                                              $  27,272          $   28,223
                                              =========          ==========

Classification of inventories, net of reserves:

         Current                              $  19,548          $   20,389
         Non-current                              7,724               7,834
                                              ---------          ----------

                                              $  27,272          $   28,223
                                              =========          ==========

NOTE 4 - Property, Plant, and Equipment
---------------------------------------

Property, plant and equipment consist of the following:

                                                        June 30,
                                              -----------------------------
                                                2008                2007              Useful Life In years
                                              ---------          ----------     ------------------------------------------
                                                      (In thousands)

         Land                                 $     904          $      904                 --
         Buildings                                8,911               8,911              30 to 40
         Molds and dies                           4,995               4,925               3 to 5
         Furniture and fixtures                   1,652               1,630               5 to 10
         Machinery and equipment                 16,116              15,163               7 to 10
         Leasehold improvements                     190                 190     Shorter of the lease term or life of asset
                                              ---------           ---------
                                                 32,768              31,723
         Less: accumulated depreciation
                  and amortization               23,779              22,588
                                              ---------           ---------

                                              $   8,989          $    9,135
                                              =========          ==========

Depreciation and amortization expense on property, plant, and equipment was approximately $1,193,000, $1,201,000 and $1,174,000 in fiscal 2008, 2007 and
2006, respectively.


NOTE 5 - Income Taxes
---------------------

The (Benefit) provision for income taxes consists of the following:

                                                   For the Years Ended June 30,
                                                 -------------------------------
                                                   2008        2007        2006
                                                 -------     -------     -------
                                                          (In thousands)

Current income taxes:
   Federal                                       $(2,291)    $ 2,069     $ 3,107
   State                                              (8)         15          15
   Foreign                                             8           8          11
                                                 -------     -------     -------
                                                  (2,291)      2,092       3,133

Deferred income tax expense (benefit)                883        (170)        131
                                                 -------     -------     -------

(Benefit) provision for income taxes             $(1,408)    $ 1,922     $ 3,264
                                                 =======     =======     =======

The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income is as follows (dollars in thousands):

                                                               For the Years Ended June 30,
                                                 ----------------------------------------------------------
                                                          2008              2007                2006
                                                 ------------------  -----------------   ------------------
                                                              % of               % of                 % of
                                                            Pre-tax             Pre-tax             Pre-tax
                                                  Amount    Income    Amount    Income   Amount      Income
                                                 -------    -------  -------    ------   -------    -------

Tax at Federal statutory rate                    $   785      34.0%  $ 2,087      34.0%  $ 3,190      34.0%
Increases (decreases) in taxes resulting from:
   Meals and entertainment                            59       2.6%       60       1.0%       62        .7%
      State income taxes, net of
         Federal income tax benefit                  (16)     (0.7)%      10        .2%       10        .1%
   Foreign source income and taxes                  (258)    (11.1)%      (5)      (.1)%      (7)      (.1)%
   Stock based compensation expense                   66       2.9%       99       1.6%       96       1.0%
   Alternative Minimum Tax
         Credit utilization                           --      --          --      --          43        .5%
   Tax reserve reversal                           (2,127)    (92.1)%    (407)     (6.6)%      --        --
   Other, net                                         83       3.6%       78       1.2      (130)     (1.4)%
                                                 -------     -----   -------      ----   -------      ----

(Benefit) provision for income taxes             $(1,408)    (61.0)% $ 1,922      31.3%  $ 3,264      34.8%
                                                 =======     =====   =======      ====   =======      ====

Deferred tax assets and deferred tax liabilities at June 30, 2008 and 2007 are as follows (in thousands):

                                              Current             Long-Term
                                       Deferred Tax Assets   Deferred Tax Assets
                                           (Liabilities)        (Liabilities)
                                        -----------------    ------------------
                                          2008      2007      2008        2007
                                        -------   -------    -------    -------

Accounts receivable                     $    26   $    26    $    --    $    --
Inventories                                 470       770        273        646
Accrued liabilities                         273       254         --         --
State net operating loss carryforward        --       480         --         --
Stock based compensation expense             --        --        107         80
Goodwill                                     --        --     (1,311)    (1,140)
Property, plant and equipment                --        --       (775)      (821)
FIN 48 Adjustment                             0         0         99          0
                                        -------   -------    -------    -------

                                            769     1,530     (1,607)    (1,235)
Valuation allowance                          --      (480)        --         --
                                        -------   -------    -------    -------

   Net deferred taxes                   $   769   $ 1,050    $(1,607)   $(1,235)
                                        =======   =======    =======    =======

The Company adopted the provisions of FIN 48 as of July 1, 2007. The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. As a result the Company increased its accrued income tax liability by $715,000, from $1,836,000 to $2,551,000, to provide for additional reserves for uncertain income tax positions for U.S. Federal and State income tax purposes. The fiscal 2005 and forward years are still open for examination. The increase in the accrued income tax liability of $715,000 was offset in part by a $230,000 increase to a deferred income tax asset, resulting in a net reduction to retained earnings of $485,000 (representing the cumulative effect of adopting FIN 48).

During the year ending June 30, 2008 the Company decreased its reserve for uncertain income tax positions by $ 1,888,000. As of June 30, 2008 the Company has a long-term accrued income tax liability of $ 249,000. The Company's practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2008, the Company had accrued interest totaling $454,000 and $1,954,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $100,000) that, if recognized, would favorably affect the company's effective income tax rate in any future period.

For the year ended June 30, 2008, the company recognized a net benefit to income tax expense of $2,127,000 ($2,257,000 liability reversal including interest, less the related $130,000 reversal of deferred tax asset). This benefit relates predominantly to the company's domestication election, for which the statute of limitations expired during the third quarter.

                                                                       Tax       Interest        Total
                                                                  ------------- ------------- -------------

Balance of gross unrecognized tax benefits as of July 1, 2007     $   2,137,000 $   414,000      $2,551,000

Reductions to unrecognized tax benefits as a result of a lapse
  of the applicable statute of limitations                           (1,888,000)   (369,000)     (2,257,000)
                                                                  ------------- ------------- -------------

Balance of gross unrecognized tax benefits as of June 30, 2008    $     249,000 $    45,000        $294,000
                                                                  ============= ============= =============

During the quarter ended December 31, 2007 the Company completed a corporate restructuring for which new offshore companies were formed (Napco DR, S.A. and Napco Americas). These newly formed wholly-owned subsidiaries are included in the Company's condensed consolidated financial statements. The existing US-based companies ("Napco US") and these newly formed offshore companies entered into technology licenses and research and development cost sharing agreements. Napco DR. S.A. purchased the majority of the operating assets previously held by the existing Dominican subsidiary. Napco DR, S.A. is doing business in a Free Zone Park in the Dominican Republic and as such is not subject to Dominican corporate income taxes.

Napco US plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings. As of June 30, 2008, the Company had not provided Federal income taxes on approximately $645,000 of undistributed earnings of foreign subsidiaries. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

As of June 30, 2008 the Company generated a US tax loss of approximately $204,000 which is available to be carried back to the fiscal year ended June 30, 2006.

NOTE 6 - Long-Term Debt
-----------------------

As of June 30, 2008, Long-term debt consists of a revolving credit loan facility of $25,000,000 with outstanding borrowings of $12,400,000 at June 30, 2008 and $10,900,000 at June 30, 2007. As of June 30, 2008 the Company was not in compliance with the covenant relating to Tangible Net Worth required under the $25,000,000 facility which was in effect as of June 30, 2008. The Company has received the appropriate waiver from its bank.

On August 18, 2008, the Company and its banks amended and restated the revolving credit agreement described above. The amended facility is $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 12. The amended revolving credit agreement and term loan is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest at either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. As of June 30, 2008 the interest rate on the outstanding portion of the facility was 4.1%. The August amendment extended the revolving credit agreement to August 2012. Any outstanding borrowings are to be repaid or refinanced on or before that time. The term loan is to be repaid in 19 quarterly installments of $893,000 each commencing in December 2008 and a final payment of $8,033,000 due in August 2013. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement.


NOTE 7 - Stock Options
----------------------

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

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2008, 1,371,480 stock options were granted, 464,520 stock options were available for grant, and 1,153,948 stock options were exercisable under this plan.

The fair value of each option granted during fiscal 2008 and 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         2008                  2007
                                      ----------            -----------
Risk-free interest rates                 4.65%                4.7%
Expected lives                         10 years              7.15 years
Expected volatility                        59%                 59%
Expected dividend yields                    0%                  0%

The following table reflects activity under the 1992 and 2002 Plans for the fiscal years ended June 30,:

                                           2008                  2007                    2006
                                   ----------------------  ---------------------  ---------------------
                                                Weighted                Weighted               Weighted
                                                average                 average                 average
                                                exercise                exercise               exercise
                                    Options       price     Options      price     Options      price
                                   ----------    --------  ---------    --------  ---------    --------

Outstanding at beginning of year    1,255,640    $   2.41  1,333,050    $   2.41  1,544,940    $   1.62
Granted                                40,000        5.69     66,500        6.25    161,250        7.67
Exercised                              (2,160)       1.62   (139,860)       1.21   (346,680)       1.00
Forfeited                                  --       --        (4,050)       1.62    (24,300)       1.62
Cancelled/lapsed                           --       --            --       --        (2,160)        .72
                                   ----------    --------  ---------    --------  ---------    --------
Outstanding at end of year          1,293,480    $   2.84  1,255,640    $   2.41  1,333,050    $   2.41
                                   ==========    ========  =========    ========  =========    ========

Exercisable at end of year          1,153,948    $   2.43  1,048,288    $   2.24    940,098    $   1.95
                                   ==========    ========  =========    ========  =========    ========

Weighted average fair value at
   grant date of options granted   $     3.62             $     3.88             $     6.69
Total intrinsic value of
   options exercised               $    8,000             $   73,000             $  191,000
Total intrinsic value of
   Options outstanding             $1,506,000
Total intrinsic value of
   Options exercisable             $1,081,000


Cash received from option exercises for fiscal years 2008, 2007 and 2006 was $2,000, $168,000 and $447,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0, $0 and $210,000 for fiscal years 2008, 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding under the 2002 Plan at June 30, 2008:

                          Options outstanding            Options exercisable
                   ----------------------------------  ----------------------
                                  Weighted
                     Number        average   Weighted    Number      Weighted
                   outstanding    remaining   average  exercisable   average
Range of exercise  at June 30,   contractual exercise  at June 30,   exercise
      prices          2008          life      price       2008         price
-----------------  -----------   --------------------  -----------   --------
$0.72 to $ 4.00     1,065,730         5.1   $    1.89  1,030,598     $    1.89
$4.01 to $ 7.50       190,250         9.5        5.70    100,850          5.70
$7.51 to $11.16        37,500         7.7       11.16     22,500         11.16
                    ---------       -----   ---------  ---------     ---------

                    1,293,480         5.5   $    2.75  1,153,948     $    2.41
                    =========       =====   =========  =========     =========

As of June 30, 2008, there was $451,000 of total unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. That cost is expected to be recognized over a weighted average period of 7 years. The total fair value of the options vested during fiscal 2008 under the 2002 Plan was $255,000.

In September 2000, the stockholders approved a 10 year extension of the already existing 1990 non-employee stock option plan (the 2000 Plan) to encourage non-employee directors and consultants of the Company to invest in the Company's stock. The 2000 Plan provided for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 270,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 2000 Plan provided that the option price will not be less than 100% of the fair market value of the stock at the date of grant. Options were exercisable at 20% per year and expire five years after the date of grant. Compensation cost is recognized for the fair value of the options granted to non-employee directors and consultants as of the date of grant. $19,000 of compensation expense was recorded for stock options granted to directors under the 2000 Plan. There are 24,000 options available for future grants under the 2000 Plan.

The following table reflects activity under the 2000 Plan for the fiscal years ended June 30,:

                                            2008                     2007                   2006
                                      --------------------   --------------------  ----------------------
                                                  Weighted              Weighted                   Weighted
                                                  average                average                   average
                                                  exercise               exercise                 exercise
                                      Options       price    Options      price     Options         price
                                      -------     --------   -------     --------   -------      --------

Outstanding at beginning of year       30,000     $   5.03        --     $     --   129,600      $   1.15
Granted                                    --           --    30,000         5.03        --            --
Exercised                                  --           --        --           --  (129,600)         1.15
Forfeited                                  --           --        --           --        --            --
Cancelled/lapsed                           --           --        --           --        --            --
                                       ------     --------    ------     --------   -------      --------
Outstanding at end of year             30,000     $   5.03    30,000     $   5.03        --      $     --
                                       ======     ========    ======     ========   =======      ========

Exercisable at end of year             12,000     $   5.03     6,000         5.03        --      $     --
                                       ======     ========    ======     ========   =======      ========

Weighted average fair value at
   grant date of options granted          n/a                $  3.16                    n/a
Total intrinsic value of
   options exercised                      n/a                    n/a                $42,000
Total intrinsic value of
   Options outstanding                $95,000
Total intrinsic value of
   Options exercisable                $38,000


As of June 30, 2008, there was $51,000 of total unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. That cost is expected to be recognized over a weighted average period of 3 years.

NOTE 8 - Treasury Stock
-----------------------

On March 16, 2007, the Company announced that its Board of Directors authorized the repurchase of up to one million (1,000,000) shares of its common stock. As of June 30, 2008, the Company has repurchased all 1,000,000 of these shares at a weighted average price of $5.62 per share.

NOTE 9 - 401(k) Plan
--------------------

The Company maintains a 401(k) plan covering all U.S. employees with one or more years of service. The plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company provides for matching contributions of 50% of the first 2% of employee contributions. Company contributions to the plan totaled approximately $95,000, $91,000, and $89,000 for the fiscal years ended 2008, 2007 and 2006, respectively.

NOTE 10 - Commitments and Contingencies
---------------------------------------

Leases

The Company is committed under various operating leases, which do not extend beyond fiscal 2012.

Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending
    June 30,         Amount
    --------        ---------

     2009           $ 420,000
     2010             132,000
     2011              30,000
                           --
     2012               4,000
                   ----------

     Total         $  586,000
                   ==========

Rent expense, with the exception of the land lease referred to below, totaled approximately $167,000, $178,000 and $136,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Land Lease

On April 26, 1993, one of the Company's foreign subsidiaries entered into a 99 year lease, expiring in 2092, for approximately four acres of land in the Dominican Republic, at an annual cost of approximately $288,000, on which the Company's principal production facility is located.

Letters of Credit

At June 30, 2008, the Company was committed for approximately $150,000 under open commercial letters of credit.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

Employment Agreements

As of June 30, 2008, the Company was obligated under three employment agreements and one severance agreement. Compensation under the agreements includes annual salaries approximating $1,105,000. The employment agreements provide for annual bonuses based upon sales and profits, or a formula to be determined by the Board of Directors, and various severance payments as defined in each agreement. The agreement with the Company's Chief Executive Officer provides for a salary of $587,000, includes additional compensation of 25,000 stock options that vest 20% per year or upon a change in control, as defined, and a termination payment in an amount equal to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined. The employment agreements expire at various times through October 2010.

NOTE 11 - Geographical Data
---------------------------

The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe, and South America.

The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for and as of the fiscal years ended June 30, 2007, 2006, and 2005:

                                                2008          2007        2006
                                               -------      -------      -------
                                                        (in thousands)
Sales to external customers(1):
         Domestic                              $56,122      $56,810      $58,549
         Foreign                                12,245        9,392       10,999
                                               -------      -------      -------
         Total Net Sales                       $68,367      $66,202      $69,548
                                               =======      =======      =======

Identifiable assets:
         United States                         $50,056      $47,636
         Dominican Republic (2)                 19,841       21,246
         Other foreign countries                 6,826        7,903
                                               -------      -------
         Total Identifiable Assets             $76,723      $76,785
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


NOTE 12 - Subsequent Event
--------------------------

On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25 million, the repayment of $1 million of bank debt and the assumption of current liabilities as described more fully in the Asset Purchase Agreement. The Marks business involves the manufacturing and distribution of door-locking devices. The Company completed this acquisition at a price in excess of the value of the net identifiable assets because it believes that the combination of the two companies offers the potential for manufacturing and operational synergies as the Company combines the Marks operations and production into its own door-locking operations and production structure. The Company funded the acquisition with a term loan from its lenders as described in Note 6.

The acquisition described above will be accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. The estimates of fair value are preliminary and subject to adjustment for a period of up to one year from the date of acquisition. Costs in excess of identifiable net assets acquired will be allocated to goodwill in the first quarter of fiscal 2009.

SCHEDULE II

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

            Years Ended June 30, 2008, 2007, and 2006 (In Thousands)


      Column A                              Column B      Column C       Column D     Column E
----------------------------------------   ----------     ---------   ------------    --------
                                           Balance at     Charged to   Deductions/    Balance at
                                           Beginning      costs and   (recoveries)     end of
      Description                          of period      expenses        (1)          period
----------------------------------------   ----------     ---------   ------------    --------

For the year ended June 30, 2006:
   Allowance for doubtful accounts
      (deducted from accounts receivable)     $380         $ 70          $ 30         $420

For the year ended June 30, 2007:
   Allowance for doubtful accounts
      (deducted from accounts receivable)     $420         $(55)         $ --         $365

For the year ended June 30, 2008:
   Allowance for doubtful accounts
      (deducted from accounts receivable)     $365         $ 44          $  4         $405

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

b. SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

QUARTERLY RESULTS

The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters (in thousands except for per share data):

                                                         Fiscal Year Ended June 30, 2008,
                                -----------------------------------------------------------------------------------
                                First Quarter(1)    Second Quarter(1)     Third Quarter(1)    Fourth Quarter(1)
                                ------------------- --------------------- ------------------- ---------------------

Net Sales                           $ 13,876              $ 16,166            $ 16,222               $ 22,103
Gross Profit as previously
 reported (2)                          5,129                 5,256               5,523                    n/a
Reclassification (2)                      95                   191                 193                    n/a
Gross Profit as
 Reclassified (2)                      5,224                 5,447               5,716                  4,025
Income (loss) from Operations            803                 1,285               1,568                   (520)
Net Income (loss)                        374                 1,172               3,277                 (1,106)
Net Income (loss) Per
Share(1):
            Basic EPS                    .02                   .06                 .17                   (.06)
            Diluted EPS                  .02                   .06                 .17                   (.06)


                                                         Fiscal Year Ended June 30, 2007,
                                -----------------------------------------------------------------------------------
                                  First Quarter        Second Quarter       Third Quarter        Fourth Quarter
                                ------------------- --------------------- ------------------- ---------------------
Net Sales                           $ 14,029              $ 16,077            $ 15,566               $ 20,530
Gross Profit as previously
 reported (2)                          5,559                 5,825               5,494                  6,311
Reclassification (2)                     203                   182                 209                    215
Gross Profit as
 Reclassified (2)                      5,762                 6,007               5,703                  6,526
Income from Operations                 1,561                 1,844               1,268                  1,828
Net Income                               952                 1,144               1,132                    989
Net Income Per Share
         Basic EPS                       .05                   .06                 .06                    .05
         Diluted EPS                     .05                   .06                 .06                    .05

     (1) Gross profit for the fourth quarter of fiscal 2008 was adversely affected by the recognition of certain material and factory expenses in the fourth quarter that should have been charged to cost of goods sold during the first nine months of fiscal 2008. This was due to certain changes in the business not considered when applying the gross profit method of estimating inventory and cost of sales for the interim reporting periods.
     (2) Certain expenses in Cost of sales for 2007 have been reclassified to Selling, general and administrative expenses

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A:  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. At the conclusion of the period ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting. Management's Report on Internal Control Over Financial Reporting on page FS-1 is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm. Report of Independent Registered Public Accounting Firm on page FS-2 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2008, there were changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management implemented internal controls to addresses the material weakness reported in its prior year Annual Report on Form 10-K related to the valuation of inventory. With respect to its overhead estimation methodology, while the technique used to make this estimate has not changed, the amount of the costs used in the estimate has significantly decreased since the prior year and is expected to continue to decrease. Thus, management does not believe that its use of this estimation technique continues to have a material impact on its financial information. Furthermore, management incorporated additional reviews of obsolete and slow moving parts by additional members of management. Management also prepared a draft obsolescence review prior to the end of the year to facilitate the formal review. Management now conducts weekly meetings to update the status of obsolete or slow moving parts. Management has previously disclosed its remediation efforts of the material weakness related to the classification of inventory, and this weakness has been fully remediated. Additionally, management's current year assessment over it's internal controls identified conditions which they deemed to be material weaknesses, (as defined by standards established by the SEC and the Public Company Accounting Oversight Board) with respect to detecting inaccuracies in the costing of inventory and the recognition of expenses in cost of sales for our interim reporting. Management has informed its independent auditors and the Audit Committee that it has certain controls in place to detect significant costing inaccuracies, however certain of these were not performed because management had time constraints associated with the efforts involved with its acquisition, an event that is not typical during the financial reporting process. As part of its remediation efforts, management plans on revising its inventory controls to ensure that the proper procedures are carried out in future periods. Management also has informed its independent auditors and the Audit Committee that it intends to develop new controls that will permit it to identify new variables and changes in the business when they occur in order to better estimate its interim inventory and cost of sales. Management will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate. Management expects to complete this action during fiscal 2009.


ITEM 9B:  OTHER INFORMATION

None

                                    PART III
                                    --------

The information called for by Part III is hereby incorporated by reference from the information set forth under the headings "Election of Directors", "Corporate Governance and Board Matters", "Executive Compensation", "Beneficial Ownership of Common Stock" and "Principal Accountant Fees" in the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

                                                                            Page
                                                                            ----

Management Report on Internal Controls Over Financial Reporting             FS-1

Report of Independent Registererd Public Accounting Firm on
Internal Control Over Financial Reporting                                   FS-2

Report of Independent Registered Public Accounting Firm                     FS-3

Consolidated Financial Statements:

        Consolidated Balance Sheets as of June 30, 2008 and 2007            FS-4

        Consolidated Statements of Income for the Fiscal Years Ended
        June 30, 2008, 2007 and 2006                                        FS-6

        Consolidated Statements of Stockholders' Equity for the Fiscal
        Years Ended June 30, 2008, 2007 and 2006                            FS-7

        Consolidated Statements of Cash Flows for the Fiscal Years Ended
        June 30, 2008, 2007 and 2006                                        FS-8

        Notes to Consolidated Financial Statements, June 30, 2008           FS-9

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

------------- ---------------------------------------------------------------------- ----------------------------------------------
Exhibit No.   Title
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-3.(i)      Certificate of Amendment of Certificate of Incorporation               Exhibit-3.(i) to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2006
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-3.(ii)     Certificate of Incorporation as amended                                Exhibit-3.(ii) to Report on Form 10-K for the
                                                                                     fiscal year ended June, 30 2006
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-3.(iii)    Amended and Restated By-Laws                                           Exhibit 3.(ii) to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.A (i)   Amended and Restated 1992 Incentive Stock Option Plan                  Exhibit 10.A(i) to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2005
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.A (ii)  2002 Employee Stock Option Plan                                        E-10.A
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.B       2000 Non-Employee Stock Option Plan                                    Exhibit-10.B to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2006
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.C       Loan and Security Agreement with Marine Midland Bank dated as of       Exhibit 10-C to Report on Form 10-K for the
              May 12, 1997                                                           fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.D       Revolving Credit Note #1 to Marine Midland Bank dated as of May 12,    Exhibit 10-D to Report on Form 10-K for the
              1997                                                                   fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.E       Revolving Credit Note #2 to Marine Midland Bank dated as of May 12,    Exhibit 10-E to Report on Form 10-K for the
              1997                                                                   fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------

------------- ---------------------------------------------------------------------- ----------------------------------------------
Exhibit No.   Title
------------- ---------------------------------------------------------------------- ----------------------------------------------

Ex-10.F       Promissory Note to Marine Midland Bank dated as of May 12, 1997        Exhibit 10-F to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.G       Amendment No.1 to the Loan and Security Agreement with Marine          Exhibit 10-G to Report on Form 10-K for the
              Midland Bank dated as of May 28, 1998                                  fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.H       Term Loan Note to Marine Midland Bank dated as of May 28, 1998         Exhibit 10-H to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------
*Ex-10.I      Amended and Restated Employment Agreement with Richard Soloway         Exhibit 10.I to Report on Form 10-K for
                                                                                     fiscal year ended June 30, 2003
------------- ---------------------------------------------------------------------- ----------------------------------------------
*Ex-10.J      Employment Agreement with Jorge Hevia                                  Exhibit 10-J to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2005
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.K       Amendment No. 2 to the Loan and Security Agreement with HSBC Bank      Exhibit 10-K to Report on Form 10-K for the
              dated as of June 30, 1999                                              fiscal year ended June 30, 2005
------------- ---------------------------------------------------------------------- ----------------------------------------------
*Ex-10.L      Employment Agreement with Michael Carrieri                             Exhibit 10-L to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2005
------------- ---------------------------------------------------------------------- ----------------------------------------------
*Ex-10.M      Indemnification Agreement dated August 9, 1999                         Exhibit 10-M to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2005
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.O       Amendment No. 4 to Loan and Security Agreement                         Exhibit 10-O to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2005
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.P       Amendment No. 8 to Loan and Security Agreement                         Exhibit-10.P to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2006
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.Q       Note Modification Agreement                                            Exhibit 10.X to Report on Form 10-K for
                                                                                     fiscal year ended June 30, 2001
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.R       Amendment No. 10 to the Loan and Security Agreement                    Exhibit 10.R to Report on Form 10-K for
                                                                                     fiscal year ended June 30, 2003
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.S       Amendment No. 3 to the Loan and Security Agreement                     Exhibit 10-S to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.T       Amendment No. 9 to the Loan and Security Agreement                     Exhibit 10-T to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.U       Amendment No. 11 to the Loan and Security Agreement                    Exhibit 10-U to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.V       Amendment No. 12 to the Loan and Security Agreement                    Exhibit 10-V to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-10.W       Amendment No. 13 to the Loan and Security Agreement                    Exhibit 10-W to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2004
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-14.0       Code of Ethics                                                         Exhibit 14.0 to Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 2003
------------- ---------------------------------------------------------------------- ----------------------------------------------

------------- ---------------------------------------------------------------------- ----------------------------------------------
Exhibit No.   Title
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-21.0       Subsidiaries of the Registrant                                         E-18
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-23.1       Consent of Independent Auditors                                        E-19
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-31.1       Section 302 Certification of Chief Executive Officer                   E-20
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-31.2       Section 302 Certification of Chief Financial Officer                   E-21
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-32.1       Certification of Chief Executive Officer Pursuant to 18 USC            E-22
              Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002
------------- ---------------------------------------------------------------------- ----------------------------------------------
Ex-32.2       Certification of Chief Financial Officer Pursuant to 18 USC            E-23
              Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002
------------- ---------------------------------------------------------------------- ----------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2008

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

Signature                          Title                            Date
---------                          -----                            ----

/s/RICHARD SOLOWAY        Chairman of the Board of            September 30, 2008
----------------------    Directors,
Richard Soloway           President and Secretary and
                          Director
                          (Principal Executive Officer)


/s/KEVIN S. BUCHEL        Senior Vice President of            September 30, 2008
----------------------    Operations
Kevin S. Buchel           and Finance and Treasurer and
                          Director
                          (Principal Financial and Accounting
                          Officer)


/s/PAUL STEPHEN BEEBER    Director                            September 30, 2008
----------------------
Paul Stephen Beeber


/s/RANDY B. BLAUSTEIN     Director                            September 30, 2008
----------------------
Randy B. Blaustein


/s/ARNOLD BLUMENTHAL      Director                            September 30, 2008
----------------------
Arnold Blumenthal


/s/DONNA SOLOWAY          Director                            September 30, 2008
----------------------
Donna Soloway


/s/ANDREW J. WILDER       Director                            September 30, 2008
----------------------
Andrew J. Wilder