Form 10-K/A
period 2008-06-30
NAPCO SECURITY SYSTEMS INC
filed 2008-11-12
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                 FORM 10-K / A-1
                                   (Mark One)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No _X_

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No _X_

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "Large accelerated filer", "Accelerated filer" and "Smaller accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ___ Accelerated filer _X_ Non-accelerated filer ___ Smaller reporting company ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

As of December 31, 2007, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $81,898,250.

                                    PART III

Items 10, 11 12, 13 and 14 are amended to read in their entirety as follows:

Item 10.     DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
             -----------------------------------------------------

     The Board of Directors is divided into three classes, the terms of which expire at the Annual Meetings of Stockholders after fiscal year end 2008, 2009 and 2010, respectively.

     The names of, and certain information concerning, the directors are set forth below:

                                                             Principal Occupation;                     Director
Name and Age                                             Five-Year Employment History                   Since
---------------------------------------                  ----------------------------                   -----

Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2008:

Andrew J. Wilder.............................  Officer of Israeloff, Trattner & Co., independent        1995
       (57)                                    certified public accountants, since 1990.

Arnold Blumenthal............................  Group Publisher Emeritus, Security Dealer                2001
       (81)                                    Locksmith Ledger, Publisher Security Line and
                                               Editor of MBFAA since 2004; V.P. of Government
                                               Security News from 2004 through 2007; Group
                                               Publisher of Security Group of Cygnus Publishing,
                                               1999 through 2003.

Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2009:

Paul Stephen Beeber..........................  Licensed Attorney in New York State since 1970,          2004
       (64)                                    focusing on elder law, estate planning and real
                                               estate.

Randy B. Blaustein...........................  Principal of R.B. Blaustein & Co. since December         1985
       (56)                                    2000; Partner of Blaustein, Greenberg & Co. July
                                               1991 - November 2000; Attorney since October
                                               1980, specializing in general business and tax
                                               matters, and author of six books and numerous
                                               articles.

Donna A. Soloway.............................  Board of Directors of Security Industry                  2001
       (60)                                    Association (SIA); Chair of Awards Committee
                                               since 1993; Director and Secretary of SAINTS
                                               (Safety, Awareness and Independence Now
                                               Through Security) Foundation, Inc.; Monthly
                                               Columnist for SECURITY DEALER magazine
                                               since 1992; and Columnist for SECURITY SALES
                                               & INTEGRATION magazine since 2004. Ms.
                                               Soloway is the wife of Richard L. Soloway, the
                                               Chairman and President of the Company.

Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2010:

Richard L. Soloway...........................  Chairman of the Board of Directors since October         1972
       (62)                                    1981; President since 1998; Secretary since 1975.

Kevin S. Buchel..............................  Senior Vice President of Operations and Finance          1998
       (55)                                    since April 1995; Treasurer since May 1998.

Other Directorships

     Except as set forth below none of the directors is a director of any company (other than the Company) which is subject to the reporting requirements of the Securities Exchange Act of 1934 or which is a registered investment company under the Investment Company Act of 1940.

           Name                                  Director of
           -------------------------             --------------------------
           Andrew J. Wilder                      YTB International, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the Forms 3, 4 and 5 furnished to the Company with respect to the most recent fiscal year and written representations of the reporting person (as defined below), no person, who at any time during such fiscal year, was an officer, director, beneficial owner of more than ten (10%) percent of any class of equity securities of the Company or any other person subject to Section 16 of the Securities Exchange Act of 1934 ("reporting person"), failed to file on a timely basis one or more reports during such fiscal year except that each of Messrs. Soloway, Buchel, Hevia and Carrieri filed one late Form 4 reporting one grant of options on October 9, 2007.

Information Concerning Executive Officers

     Each executive officer of the Company holds office until the annual meeting of the Board of Directors and his successor is elected and qualified, or until his earlier death, resignation, or removal by the Board. There are no family relationships between any director or officer of the Company, except Richard L. Soloway and Donna A. Soloway, his wife. The following table sets forth as of the date hereof the names and ages of all executive officers of the Company, all positions and offices with the Company held by them, the period during which they have served in these positions and, where applicable, their positions in any other organizations during the last five years.

                                         Position and Office with the Company, Term of Office
Name and Age                                       and Five-Year Employment History
------------                                       --------------------------------

Richard L. Soloway.........   Chairman of the Board of Directors since October 1981; President since 1998;
       (62)                   and Secretary since 1975.

Kevin S. Buchel............   Senior Vice President of Operations and Finance since April 1995; Treasurer
       (55)                   since May 1998.

Jorge Hevia................   Senior Vice President of Corporate Sales and Marketing since May 1999; Vice
       (50)                   President of Corporate Sales and Marketing since October 1998.

Michael Carrieri...........   Senior Vice President of Engineering Development since May 2000; Vice
       (50)                   President of Engineering Development from September 1999 to May 2000.

George Marks...............   President, Marks USA since August 2008; President of G. Marks Hardware, Inc.
       (72)                   from prior to 2004 to August 2008.

Code of Ethics

     The Company has adopted a Code of Ethics which applies to its senior executive and financial officers, among others. The Code is posted on the Company's website, www.napcosecurity.com under the "Investors - Other" captions. The Company intends to make all required disclosures regarding any amendment to, or waiver of, a provision of the Code of Ethics for senior executive and financial officers by posting such information on our website.

Audit Committee

     The Audit Committee has been established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934 as amended. The Audit Committee is responsible for retaining, evaluating and, if appropriate, recommending the termination of the Company's independent auditors. The Audit Committee assists the Board in oversight of (1) the integrity of the Company's financial statements, (2) the Company's independent auditor's qualifications and independence, and (3) the performance of the Company's internal audit function and independent auditors. In addition, the Committee renders its report for inclusion in the Company's annual proxy statement.

     The Audit Committee has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. The current members of the Audit Committee are Andrew J. Wilder (Chairman), Paul Stephen Beeber and Arnold Blumenthal, each of whom meets the NASDAQ Listing Standards for the independence of audit committee members. The Board has determined that Andrew Wilder is an audit committee financial expert.

Item 11.     EXECUTIVE COMPENSATION
             ----------------------

     The Summary Compensation Table below sets forth compensation information for the Company's Chief Executive Officer, Chief Financial Officer and the two other most highly compensated executive officers during fiscal year 2008 and 2007 of the Company.

                                                  Summary Compensation Table

                                                                                           All Other
Name and                               Fiscal      Salary        Bonus    Option Awards  Compensation     Total
Principal Position                      Year         ($)          ($)         ($)(1)      ($)(2)(3)        ($)
---------------------------           ---------   ---------    ---------    ---------     ---------     ---------

Richard L. Soloway, Chairman            2008       $598,086      $48,225     $115,969       $43,149      $805,429
of the Board of Directors,
President and Secretary                 2007        532,171      159,159      227,916        44,265       963,511

Kevin S. Buchel,                        2008        245,712       25,630       35,216         9,103       315,661
Senior Vice President of
Operations and Finance and
Treasurer                               2007        228,250       51,585       35,235         9,444       324,514

Jorge Hevia,                            2008        266,042       15,630       35,216        12,482       329,370
Senior Vice President of
Corporate Sales and Marketing           2007        245,562       51,585       35,235        11,680       344,062

Michael Carrieri,                       2008        241,113       10,941       35,216        16,096       303,366
Senior Vice President of
Engineering Development                 2007        223,610       36,109       35,235         8,710       303,664

-----------------------
     (1) Amounts reflect the share-based compensation expense recognized by the Company in the fiscal years ended June 30, 2007 and June 30, 2008, in accordance with Statement of Financial Accounting Standards No. 123R. Assumptions used in the calculation of these amounts are included in footnote 7 to the Notes to Consolidated Financial Statements contained in the Company's Form 10-K for the year ended June 30, 2008.
     (2) All Other Compensation for Mr. Soloway for fiscal 2007 includes payment of health and life insurance premiums of $17,311, automobile expenses of $21,599 and 401K match of $5,322. All other compensation for Mr. Soloway for fiscal 2008 includes payment of health and life insurance premiums of $16,886, automobile expenses of $20,732 and 401K match of $5,273.
     (3) All other compensation for Messrs. Buchel, Hevia and Carrieri includes payment of life insurance premiums, automobile expenses and 401K matches and for Mr. Carrieri, includes payment of health insurance premiums.

                                               Grants of Plan-Based Awards

                                      All Other Option Awards:    Exercise or Base    Grant Date Fair
                                        Number of Shares of        Price of Option    Value of Option
                           Grant           Stock or Units              Awards             Awards
Name                        Date               (#)(1)                  ($/Sh)             ($)(2)
------------------        --------    ------------------------    ----------------    ----------------

Richard L. Soloway        10/09/07                25,000                 $5.89            $101,980

Kevin S. Buchel           10/09/07                 5,000                  5.35              18,950

Jorge Hevia               10/09/07                 5,000                  5.35              18,950

Michael Carrieri          10/09/07                 5,000                  5.35              18,950

-----------------------
     (1) Vest as to 20% upon grant and as to an additional 20% on the first four annual anniversary dates of grant.
     (2)  See footnote (1) to the Summary Compensation Table

                                               Outstanding Equity Awards

                                        Option Awards

                               Number of               Number of
                         Securities Underlying   Securities Underlying     Option
                          Unexercised Options     Unexercised Options     Exercise     Option
                                  (#)                     (#)              Price     Expiration
Name                          Exercisable            Unexercisable          ($)         Date
-------------------      ---------------------   ----------------------   --------   ----------

Richard L. Soloway                135,000                   -              $1.787     02/27/13
                                  540,000                   -               1.881     06/15/13
                                  135,000                   -               2.091     03/19/14
                                   45,000              11,250 (1)           5.227     03/15/15
                                   22,500              15,000 (2)          11.160     03/24/16
                                   10,000              15,000 (3)           6.620     10/26/16
                                    5,000              20,000 (4)           5.890     10/09/17

Kevin S. Buchel                    27,000                   -               1.759     12/20/12
                                   27,000                   -               1.900     03/19/14
                                   13,500               9,000 (5)           5.733     11/21/15
                                    2,000               3,000 (6)           6.020     10/26/16
                                    1,000               4,000 (7)           5.350     10/09/17

Michael Carrieri                   27,000                   -               1.759     12/20/12
                                   27,000                   -               1.900     03/19/14
                                   13,500               9,000 (5)           5.733     11/21/15
                                    2,000               3,000 (6)           6.020     10/26/16
                                    1,000               4,000 (7)           5.350     10/09/17

Jorge Hevia                        27,000                   -               1.759     12/20/12
                                   27,000                   -               1.900     03/19/14
                                   13,500               9,000 (5)           5.733     11/21/15
                                    2,000               3,000 (6)           6.020     10/26/16
                                    1,000               4,000 (7)           5.350     10/09/17

-----------------------
     (1)  Options as to 11,250 shares vest on 3/15/09.
     (2)  Options as to 7,500 shares vest on each of 3/24/09 and 3/24/10.
     (3) Options as to 5,000 shares vest on each of 10/26/08, 10/26/09 and 10/26/10.
     (4)  Options as to 5,000 shares vest on each of 10/9/08, 10/9/09, 10/9/10 and 10/9/11.
     (5)  Options as to 4,500 shares vest on each of 3/24/09 and 3/24/10.
     (6) Options as to 1,000 shares vest on each of 10/26/08, 10/26/09 and 10/26/10.
     (7)  Options as to 1,000 shares vest on each of 10/9/08, 10/9/09, 10/9/10 and 10/9/11.


                                Option Exercises

     None of Messrs. Soloway, Buchel, Carrieri or Hevia exercised any options to purchase Common Stock in the 2008 fiscal year.

Employment Agreements and Potential Payments Upon Termination or Change in
Control

     The Company has employment agreements with Richard L. Soloway, Jorge Hevia and Michael Carrieri. The agreement with Mr. Soloway, entered into on June 26, 2003 for a five year period, and then year to year unless notice of termination is given at least six months prior to the end of the then applicable term, provides for a minimum annual salary to be adjusted for inflation and discretionary annual incentive compensation. Mr. Soloway's agreement contains non-compete restrictions during his employment and for one year after termination for any reason. The agreement also provides for termination payments to Mr. Soloway upon death, disability, termination by the Company other than for Cause, as defined, termination by Mr. Soloway for Good Reason, as defined, and termination by Mr. Soloway in the event of a change in control. In the event of death, the termination payment equals one year's salary payable over one year plus a bonus calculated on a pro rata basis through the end of the fiscal quarter immediately preceding death. In the event of disability, the Company must pay Mr. Soloway an amount equal to 60% of his annual salary through the term of the agreement plus his bonus on a pro rata basis through the end of the fiscal quarter preceding the sixth month of his disability. In the event the Company terminates Mr. Soloway other than for Cause or if Mr. Soloway terminates for Good Reason, the Company must pay Mr. Soloway, in a lump sum, an amount equal to three times his annual salary plus the bonus paid to him for the year prior to his termination. If during the term there should be a change in control, then Mr. Soloway is entitled to terminate his employment, and the Company is required to pay him, an amount equal to 299% of the average of the prior five calendar years' total compensation, subject to certain limitations. The Company's option plans provide for the accelerated vesting of unvested options upon a change in control.

     Had Mr. Soloway's employment terminated on June 30, 2008 after a change in control, the Company would have been required to pay him $2,027,279 pursuant to such agreement. In addition, assuming a change in control on June 30, 2008, vesting of options to purchase 72,500 shares of Company Common Stock would have been accelerated. The closing price per share of the Company's Common Stock on the NASDAQ Global Market on June 30, 2008 ($4.53) was less than the exercise prices of such accelerated options.

     Under such agreement, had Mr. Soloway's employment terminated on June 30, 2008 on account of (i) death, (ii) disability or (iii) by the Company other than for Cause, or by Mr. Soloway for Good Reason, the Company would have been required to pay him $621,171, $391,993, and $1,863,513, respectively.

     Mr. Hevia's agreement terminates in October 2010. The agreement, as amended, provides for annual salaries of $274,401 and $288,121 during fiscal 2009 and 2010, respectively, as well as certain bonus provisions based on sales and profits. Mr. Hevia's agreement provides for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or upon a change in control of the Company. Had either of such events occurred on June 30, 2008, the Company would have been required to pay him $202,410.

     Mr. Carrieri's agreement terminates in August, 2010. The agreement provides for annual salaries of $248,212 and $260,623 during fiscal 2009 and 2010, respectively, as well as certain bonus provisions based on sales and profits. Mr. Carrieri's agreement provided for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause. Had Mr. Carrieri been terminated non-voluntarily without cause on June 30, 2008, the Company would have been required to pay him $183,704.

     In addition, the Company has a severance agreement with Kevin S. Buchel providing for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause. Had Mr. Buchel's employment been terminated on June 30, 2008 non-voluntarily without cause, the Company would have been required to pay him $188,149 pursuant to such severance agreement.

     In the event of a change in control on June 30, 2008, vesting of options to purchase 16,000 shares would have been accelerated for each of Messrs. Hevia, Carrieri and Buchel. The closing price per share of the Company's Common Stock on the NASDAQ Global Market on June 30, 2008 ($4.53) was less than the exercise prices of such accelerated options.

     Each of the agreements with Messrs. Hevia, Carrieri and Buchel contains non-compete restrictions for three years after the employee's termination of employment.

Compensation Discussion & Analysis

Compensation Program Objective

     The objective of our executive compensation program is to allow us to successfully retain and motivate executives who enable us to achieve short and long term growth and operational excellence.

Oversight of Our Executive Compensation Program

     The Compensation Committee of the Board of Directors (the "Committee") assists the Board in discharging its responsibilities relating to compensation of the Chief Executive Officer and other executive officers. The Committee's responsibilities are detailed in its charter, which can be found at www.napcosecurity.com

     The Committee's process includes executive sessions where the Committee meets alone, without the presence of management.

Components of the Executive Compensation Program-Description of Elements and Evaluation Process

     The named executive officers, including our Chief Executive Officer, have a compensation program that includes the following components:

          --   Base salary
          --   Annual incentives
          --   Long-term incentives in the form of stock options awards
          --   Employee benefits
          --   Perquisites

     Compensation Mix. We do not have policies that define specific percentage allocations for fixed and variable compensation, or cash and non-cash compensation. We do, however, intend to deliver a portion of total compensation in the form of performance-based cash incentives and in awards of stock options, to achieve our objective of offering rewards for successful business results and shareholder value creation.

     Base Salaries. Base salaries are used to compensate each of our executives for their positions and levels of responsibility. Each of Messrs. Soloway, Hevia and Carreri have employment agreements, which provide for a minimum base salary and a minimum annual cost-of-living adjustment. For fiscal 2008 Messrs. Soloway, Hevia and Carrieri's salaries were determined pursuant to such Employment Agreements. Mr. Buchel's salary for the 2008 fiscal year was in an amount recommended by the CEO. The considerations entering into the determination by the CEO of the salary recommendation for Mr. Buchel were the CEO's subjective evaluations of the ability and past performance of Mr. Buchel and the CEO's judgment of Mr. Buchel's potential for enhancing the Company's profitability.

     Annual Cash Incentives. The Committee's policy is that named executive officers, other than the CEO, should receive short term incentive compensation in the form of bonuses based, in part, on targeted sales and earnings recommended by the CEO. For fiscal 2008, the Company did not achieve targeted sales and earnings. Based on the CEO's recommendation, each named executive officer (including the CEO) received a cash bonus determined using a formula comparing actual operating income against budgeted operating income and multiplying that formula by each NEO's targeted bonus. In addition, Mr. Buchel's bonus reflects his work in overseeing the consummation of the successful Marks USA acquisition.

     Long-term Incentive Awards. The purpose of the granting of stock options is to retain the services of the named executive officers and our key employees, and encourage them to improve our operating results and to become shareholders of the Company, all of which is intended to result in increased shareholder value.

     The Committee's policy is generally to grant options to the named executive officers other than the CEO under the Company's Stock Option Plans after consideration of the amounts recommended periodically by the CEO. The recommendations of the CEO for option grants reflect the subjective judgment of the CEO of the performance of such executives and the potential benefit to the Company from the grant of this form of incentive compensation. Based upon the recommendation of the CEO, each of Messrs. Hevia, Carrieri and Buchel were granted options in fiscal 2008 to purchase 5,000 shares at an exercise price of $5.35 per share. Mr. Soloway was granted options to purchase 25,000 in fiscal 2008 at an exercise price of $5.89 per share.

     Employee Benefits, Perquisites and Other Personal Benefits. As a general rule, we do not provide special benefits to senior executives and the named executive officers participate in the same plans - including term life insurance, health and disability insurance - available to all salaried employees. We do, however, pay the premiums on additional health and life insurance policies for the benefit of each of the named executive officers and on additional health insurance policies for the benefit of Messrs. Soloway and Carrieri. See footnote to the Summary Compensation Table.

     We offer one retirement plan, a qualified profit sharing 401(k) plan to all employees, including the named executive officers.

     We have provided certain perquisites to the named executive officers, as summarized in footnote 2 to the "Summary Compensation Table."

Employment Agreements

     Change in Control, Severance Agreements. Under Mr. Soloway's Employment Agreement, if during its term there should be a change in control, then Mr. Soloway is entitled to terminate his employment and is entitled to receive a termination payment equal to 299% of the average of the prior five calendar years' compensation, subject to certain limitations. If the Company terminates Mr. Soloway's employment other than for Cause, as defined, or if Mr. Soloway terminates his employment with the Company for Good Reason, as defined, the Company shall pay a lump sum payment equal to (i) Mr. Soloway's annual base salary plus the bonus paid for the prior fiscal year multiplied by (ii) the greater of the number of years or portion thereof remaining in the term of the Agreement or three years.

     Each of the agreements with Mr. Hevia and Mr. Carrieri provide for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment of the officer without cause. In addition, the Company has a severance agreement with Kevin S. Buchel providing for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause.

     We believe these changes in control and severance arrangements help to retain these executive talents by providing them with a sense of commitment by the Company to them.

Material Tax Implications

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the CEO and other named executive officers. Because of the range of compensation paid to its executive officers, the Committee has not established any policy regarding annual compensation to such executive officers in excess of $1,000,000.

Compensation Committee Report

     The Compensation Committee of the Board of Directors hereby reports as follows:

          1. The Compensation Committee has reviewed, and discussed with Management, the Company's Compensation Discussion & Analysis.

          2. Based on the review and discussions referred to in paragraph 1 above, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the proxy statement and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission.

Date: October 30, 2008

                                                 The Compensation Committee:

                                                 Randy B. Blaustein
                                                 Andrew J. Wilder
                                                 Arnold Blumenthal

Compensation of Directors

     The total fiscal year 2008 compensation of non-employee Directors is shown in the following table.

                                         Director Compensation

                               Fees Earned or                           All Other
                                Paid in Cash       Option Awards       Compensation        Total
Name                               ($)(1)            ($)(2)(3)             ($)              ($)
----------------------            --------           ---------           -------           -----

Paul Stephen Beeber                $17,500             $3,792                -            $21,292

Randy B. Blaustein (4)              17,500              3,792             $6,000           27,292

Arnold Blumenthal                   17,500              3,792                -             21,292

Donna A. Soloway                     7,500              3,792                -             11,292

Andrew J. Wilder                    22,500              3,792                -             26,292

-----------------------
     (1) Each director who is not an employee receives $2,500 for each Board of Directors meeting attended. Mr. Wilder, as Chairman of the Audit Committee, receives $2,000 for each Audit Committee meeting attended and each of Messrs. Beeber and Blumenthal receives $1,000 for each Audit Committee meeting attended. Mr. Blaustein receives $4,000 for serving as Chairman of the Compensation Committee.
     (2) Amounts reflect the share-based compensation expense recognized by the Company in the year ended June 30, 2008, in accordance with Statement of Financial Accounting Standards No. 123R. Assumptions used in the calculation of these amounts are included in footnote 7 to the Notes to Consolidated Financial Statements contained in the Company's Form 10-K for the year ended June 30, 2008.
     (3) At June 30, 2008, each of Messrs. Beeber, Blaustein, Blumenthal, Wilder and Ms. Soloway held outstanding options to purchase 6,000 shares of Common Stock of the Company, of which options to purchase 2,400 shares were vested and options to purchase 1,200 shares will vest on the anniversary date of grant in each of fiscal 2009, 2010 and 2011.
     (4) During the fiscal year ended June 30, 2008, the Company retained Mr. Blaustein as special counsel for certain general business and tax related matters. Fees for such services were $6,000.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             ------------------------------------------------------------------
             RELATED STOCKHOLDERS MATTERS
             ----------------------------

     The following table, together with the accompanying footnotes, sets forth information as of November 3, 2008, regarding the beneficial ownership (as defined by the Securities and Exchange Commission) of Common Stock of the Company of (a) each person known by the Company to own more than five percent of the Company's outstanding Common Stock, (b) each director of the Company (c) each executive officer named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group.

                                     Amount and Nature of         Percent of
Beneficial Owner                   Beneficial Ownership (1)     Common Stock (2)
--------------------------         ------------------------     ----------------

Richard L. Soloway                         6,900,160                  34.51%
c/o the Company
333 Bayview Avenue
Amityville, NY 11701

Rutabaga Capital                           1,281,771                   6.71%
64 Broad Street, 3rd Floor
Boston, MA 02109 (3)

Kevin S. Buchel                              355,683                   1.86%

Jorge Hevia                                  262,250                   1.37%

Michael Carrieri                             184,500                   0.96%

Andrew J. Wilder                             112,020                   0.59%

Randy B. Blaustein                           108,150                   0.57%

Donna A. Soloway                              31,560                   0.17%

Paul Stephen Beeber                            7,800                   0.04%

Arnold Blumenthal                              3,975                   0.02%

George Marks                                   -                       -

All executive officers and directors       7,966,098 (4)              39.36%
as a group (10 in number)

-----------------------
     (1) This number includes the number of shares that a person has a right to acquire within sixty (60) days (Soloway - 902,500, Buchel - 77,000, Hevia -77,000, and Carrieri - 77,000, Wilder - 2,400, Blaustein - 2,400, D. Soloway - 2,400, Beeber - 2,400, Blumenthal - 2,400).
     (2) Percentages for each person or the group are computed on the basis of 19,092,473 shares of Common Stock outstanding on November 3, 2008, plus the number of shares that such person or group has the right to acquire within sixty (60) days. Except as otherwise noted, persons named in the table and footnotes have sole voting and investment power with respect to all shares of Common Stock reported as beneficially owned by them.
     (3) Based on information set forth in Form 13F filed with the Securities and Exchange Commission reporting as of June 30, 2008.
     (4) This number of shares includes (i) 6,820,598 shares as to which officers and directors have sole voting and investment power, and (ii) 1,145,500 shares that officers and directors have the right to acquire within sixty (60) days.


Item 13.     CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS AND DIRECTOR
             ----------------------------------------------------------
             INDEPENDENCE
             ------------

Independence of Directors

     The Board currently consists of seven directors, four of whom the Board has affirmatively determined have no relationship with the Company or its subsidiaries which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are independent as defined by the applicable NASDAQ Listing Standards. The four independent directors are Paul Stephen Beeber, Randy B. Blaustein, Arnold Blumenthal and Andrew J. Wilder.

     The Board maintains three standing committees: Audit, Compensation, and Nominating. Each Committee is composed entirely of independent directors as defined in the applicable NASDAQ Listing Standards.

Policy With Respect to Related Person Transactions

     It is the Company's policy, set forth in writing, not to permit any transaction in which the Company is a party and in which executive officers or directors, their immediate family members, or 5% shareholders have or will have a direct or indirect interest unless approved by the Audit Committee of the Board of Directors, other than

          1.   transactions available to all employees;

          2. transactions involving compensation or business expense reimbursement approved by the Compensation Committee or by disinterested members of the Board of Directors; or

          3. transactions involving less than $120,000 when aggregated with all similar transactions.

     Any issues as to the application of this policy shall be resolved by the Audit Committee of the Board of Directors. A copy of our Statement of Policy with Respect to Related Person Transactions is available at the Company's website, www.napcosecurity.com, under the "Investors" caption.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
             --------------------------------------

     The fees billed by Marcum & Kleigman LLP ("M&K"), the Company's independent auditors for professional services for 2008 and 2007 fiscal years were as follows:

                                        Fiscal Year 2008    Fiscal Year 2007
                                        ----------------    ----------------

             Audit Fees (1)                  $377,250            $228,000
             Audit Related Fees                 --                  --
             Tax Fees                           --                  --
             All Other Fees (2)                14,000              12,000

-----------------------
     (1) Includes audit of financial statements, SAS 100 reviews and consultations for 2008 and 2007 and fees for audit of internal controls for 2008 and 2007.
     (2) Includes services related to the audit of the Company's employee benefit plan for 2008 and 2007.

100% of "All Other Fees" were approved by the Audit Committee.


Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     The Audit Committee specifically pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval may be provided for up to one year. Each pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.


                                     PART IV


ITEM 15(c)   EXHIBITS
             --------

Ex-31.1      Section 302 Certification of Chief Executive Officer

Ex-31.2      Section 302 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 11, 2008

NAPCO SECURITY SYSTEMS, INC.
(Registrant)

By:    /s/ Kevin S. Buchel
       ---------------------------
       Kevin S. Buchel
       Senior Vice President of Operations and
       Finance and Treasurer and Director