Form 10-Q
period 2008-09-30
NAPCO SECURITY SYSTEMS INC
filed 2008-11-18
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO_________.


Commission File number:                           0-10004
                        --------------------------------------------------------


                          NAPCO SECURITY SYSTEMS, INC.
             -------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

               Delaware                                      11-2277818
----------------------------------------           -----------------------------
    (State or other jurisdiction of                (IRS Employer Identification
     incorporation of organization)                            Number)

          333 Bayview Avenue
         Amityville, New York                                   11701
----------------------------------------           -----------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (631) 842-9400
             -------------------------------------------------------
               (Registrant's telephone number including area code)

                                      None
             -------------------------------------------------------
             (Former name, former address and former fiscal year if
                            changed from last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes   X                 No
                                -------                -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer         Accelerated Filer   X
                       -------                   -------
Non-Accelerated Filer         Smaller reporting company
                     -------                           -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                             Yes                     No   X
                                -------                -------

Number of shares outstanding of each of the issuer's classes of common stock, as of: NOVEMBER 14, 2008

                COMMON STOCK, $.01 PAR VALUE PER SHARE 19,095,713

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

       NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
       INDEX - SEPTEMBER 30, 2008

          Condensed Consolidated Balance Sheets, September 30, 2008 and
          June 30, 2008                                                       3

          Condensed Consolidated Statements of Income for the Three
          Months ended September 30, 2008 and 2007                            4

          Condensed Consolidated Statements of Cash Flows for the Three
          Months ended September 30, 2008 and 2007                            5

          Notes to Condensed Consolidated Financial Statements                6


     ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       13

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      18

     ITEM 4. Controls and Procedures                                         18


PART II: OTHER INFORMATION                                                   19


SIGNATURE PAGE                                                               20

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,     June 30,
                        ASSETS                     2008 (unaudited)      2008
                        ------                     ----------------   ----------
                                                       (in thousands, except
                                                             share data)
Current Assets:
   Cash and cash equivalents                       $         4,276    $   2,765
   Accounts receivable, net of reserves                     26,479       25,823
   Inventories                                              26,890       19,548
   Prepaid expenses and other current assets                 1,576        1,121
   Deferred income taxes                                       790          769
                                                   ----------------   ----------

      Total Current Assets                                  60,011       50,026

Inventories - non-current, net                               8,440        7,724
Property, plant and equipment, net                           9,601        8,989
Intangible assets, net                                      16,039           --
Goodwill, net                                               10,584        9,686
Other assets                                                   793          298
                                                   ----------------   ----------

      Total Assets                                 $       105,468    $  76,723
                                                   ================   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current Liabilities:
   Current portion of long-term debt               $         3,572    $      --
   Accounts payable                                          5,917        4,857
   Accrued expenses                                          1,980        1,333
   Accrued salaries and wages                                2,392        2,543
                                                   ----------------   ----------

      Total Current Liabilities                             13,861        8,733

Long-term debt                                              35,528       12,400
Accrued income taxes                                           299          294
Deferred income taxes                                        1,646        1,607
Minority interest in subsidiary                                147          147
                                                   ----------------   ----------

      Total Liabilities                                     51,481       23,181
                                                   ----------------   ----------
Commitments and Contingencies
Stockholders' Equity:
      Common stock, par value $.01 per share;
      40,000,000 shares authorized, 20,095,713 and
      20,092,473 shares issued and 19,095,713 and
      19,092,473 shares outstanding, respectively              201          201
      Additional paid-in capital                            13,548       13,424
   Retained earnings                                        45,853       45,532
                                                   ----------------   ----------
                                                            59,602       59,157
   Less: Treasury Stock, at cost (1,000,000 shares)         (5,615)      (5,615)
                                                   ----------------   ----------

      Total stockholders' equity                            53,987       53,542
                                                   ----------------   ----------

      Total Liabilities and Stockholders' Equity   $       105,468    $  76,723
                                                   ================   ==========

                See accompanying notes to condensed consolidated
                             financial statements.

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                   -----------------------------

                                                        2008            2007
                                                   -------------   -------------
                                                    (in thousands, except share
                                                         and per share data)


Net sales                                          $     17,483    $     13,876
Cost of sales                                            11,877           8,652
                                                   -------------   -------------

    Gross Profit                                          5,606           5,224
Selling, general and administrative expenses              4,776           4,421
                                                   -------------   -------------

    Operating Income                                        830             803
                                                   -------------   -------------

Other expense:
    Interest expense, net                                   315             195
    Other expenses, net                                      79               7
                                                   -------------   -------------

    Total Other expenses                                    394             202
                                                   -------------   -------------

    Income Before Minority Interest and Provision
     for Income Taxes                                       436             601

Minority interest in loss of subsidiary                      42              38
                                                   -------------   -------------

    Income Before Provision for Income Taxes                478             639

Provision for income taxes                                  156             265
                                                   -------------   -------------

    Net Income                                     $        322    $        374
                                                   =============   =============


Earnings per share:
    Basic                                          $       0.02    $       0.02
                                                   =============   =============

    Diluted                                        $       0.02    $       0.02
                                                   =============   =============

Weighted average number of shares outstanding:
    Basic                                            19,095,361      19,567,689
                                                   =============   =============

    Diluted                                          19,479,269      20,157,065
                                                   =============   =============

                See accompanying notes to condensed consolidated
                             financial statements.

                 NAPCO SECURITY SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                     Three Months Ended
                                                                         September 30,
                                                                ---------------------------

                                                                   2008            2007
                                                                -----------     -----------
                                                                      (in thousands)
Cash Flows from Operating Activities:
   Net income                                                   $       322     $       374
   Adjustments to reconcile net income to net cash
     and cash equivalents provided by (used in)
     operating activities:
        Depreciation and amortization                                   378             277
        Provision for (Recovery of) doubtful accounts                    42             (40)
        Change to inventory obsolescence reserve                         --
        Deferred income taxes                                            18            (254)
        Non-cash stock based compensation expense                       118              59
   Changes in operating assets and liabilities, net of
     acquisition effects:
        Accounts receivable                                           1,138           3,513
        Inventories                                                  (1,317)         (2,491)
        Prepaid expenses and other current assets                      (354)             16
        Other assets                                                     --             (71)
        Accounts payable, accrued expenses, accrued salaries
         and wages, and accrued income taxes                            291             500
                                                                -----------     -----------

Net Cash Provided by Operating Activities                               636           1,883
                                                                -----------     -----------

Cash Flows Used in Investing Activities:
        Cash used in business acquisition, net of cash acquired
         of $520                                                    (24,555)             --
        Purchases of property, plant and equipment                     (115)           (344)
                                                                -----------     -----------

Net Cash Used in Operating Activities                               (24,670)           (344)
                                                                -----------     -----------


Cash Flows from Financing Activities:
        Proceeds from exercise of employee stock options                  6              --
        Proceeds from acquisition financing                          25,000              --
        Proceeds from long-term debt borrowings                       2,200              --
        Principal payments on long-term debt                         (1,500)             --
        Cash paid for deferred financing costs                         (161)             --
        Cash paid for purchase of treasury stock                         --          (1,371)
                                                                -----------     -----------

Net Cash Provided by (Used in) Financing Activities                  25,545          (1,371)
                                                                -----------     -----------
Net increase in Cash and Cash Equivalents                             1,511             168

Cash and Cash Equivalents, Beginning of Period                        2,765           1,748
                                                                -----------     -----------
Cash and Cash Equivalents, End of Period                        $     4,276     $     1,916
                                                                ===========     ===========
Cash Paid During the Period for:
--------------------------------
        Interest                                                $       159     $       186
                                                                ===========     ===========

        Income taxes                                            $       125     $        --
                                                                ===========     ===========

Non-cash Investing activities:
------------------------------

        Adjustment to Retained earnings relating to
         adoption of FIN 48                                     $        --     $       485
                                                                ===========     ===========

        Accrued Business Acquisition costs                      $       295              --
        Debt assumed in the acquisition                         $     1,000              --
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

                  NAPCO SECURITY SYSTEMS, INC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.)  Summary of Significant Accounting Policies and Other Disclosures
     ----------------------------------------------------------------

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended September 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2008. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2008 Consolidated Financial Statements. However, for interim financial statements, inventories are calculated using a gross profit percentage. In addition, the Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by Generally Accepted Accounting Principles ("GAAP").

     The consolidated financial statements include the accounts of Napco Security Systems, Inc. and all of its wholly-owned subsidiaries, including those of Marks USA, a newly formed subsidiary which acquired substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. ("Marks") acquired on August 18, 2008 . The Company has also consolidated a 51%-owned joint venture. The 49% interest, held by a third party, is reflected as minority interest. All inter-company balances and transactions have been eliminated in consolidation.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2008 and 2007 was $301,000 and $522,000, respectively.

     Research and Development Costs

     Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of income and are expensed as incurred. Research and development expense for the three months ended September 30, 2008 and 2007 was $1,312,000 and $1,332,000, respectively.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

     The Company had two customers with accounts receivable balances that aggregated 30% and 34% of the Company's accounts receivable at September 30, 2008 and June 30, 2008, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

     Allowance for Doubtful Accounts

     In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $408,000 and $405,000 as of September 30, 2008 and June 30, 2008, respectively. The Company's reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

     Stock Options

     During the three months ended September 30, 2008 the Company granted 100,000 stock options under its 2002 Employee Incentive Stock Option Plan. These grants have an exercise price of $4.25, a fair value of approximately $198,000 and vest over a two-year period from the date of grant. There were no options granted under its 2000 Non-employee Incentive Stock Option Plan. There were 3,240 options exercised, with proceeds of approximately $6,000, under the 2002 Employee Incentive Stock Option Plan and no exercises under the 2000 Non-employee Incentive Stock Option Plan during the three months ended September 30, 2008.

     Intangible Assets

     Under the Statement of Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets", all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment at least annually or more often whenever there is an indication that the carrying amount may not be recovered.

     The Company's acquisition of substantially all of the assets and certain liabilities of Marks included intangible assets with a fair value of $16,100,000 on the date of acquisition. In accordance with the requirements of SFAS No. 141, "Business Combinations", the Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The remaining excess of the purchase price of $897,000 was assigned to Goodwill. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", the intangible assets will be amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

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

     In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-3 classified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company's condensed consolidated financial statements.

     In April 2008, the FASB issued FASB Staff Position SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 31, 2008. The adoption of FSP SFAS 142-3 is effective July 1, 2009 and is not expected to have a material effect on the Company's condensed consolidated financial statements.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 became effective for the Company in its fiscal year ending June 30, 2009. The Company's adoption of SFAS No. 159 did not have a material effect on its condensed consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. SFAS No. 157 became effective for the Company in its fiscal year ending June 30, 2009. The Company's adoption of SFAS No. 159 did not have a material effect on its condensed consolidated financial statements.

     Reclassification.

     Certain expenses in Cost of sales for fiscal 2008 have been reclassified to Selling, general and administrative expenses to conform with the current years presentation.

2.)  Stock-based Compensation
     ------------------------

     The Company has established two share incentive programs as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2008. The Company accounts for its stock options and share units granted in accordance with SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") which requires that all stock-based compensation must be recognized as an expense in the financial statements and that cost be measured at the fair market value of the award. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. Stock-based compensation costs of $118,000 and $59,000 were recognized in three months ended September 30, 2008 and 2007, respectively. Unearned stock-based compensation cost was $532,000 as of September 30, 2008.

     The fair values of stock options granted during the three months ended September 30, 2008 were estimated on the date of grant using the Black-Scholes option pricing model that used the following weighted average assumptions:

             Expected life in years         5
             Risk-free interest rates       3.07%
             Volatility                     49.86%
             Dividend yield                 0%

3.)  Inventories
     -----------

     For interim financial statements, inventories are calculated using a gross profit percentage. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a reserve for excess or obsolete inventories. As of September 30, 2008 and June 30, 2008, the balance in this reserve amounted to $1,432,000 and $1,200,000, respectively. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

     Inventories, net of reserves consist of the following (in thousands):

                                                September 30,      June 30,
                                                   2008              2008

                        Component parts         $ 19,230          $ 12,924
                        Work-in-process            4,804             4,114
                        Finished product          11,296            10,234
                                                --------          --------

                                                $ 35,330          $ 27,272
                                                ========          ========

     Classification of inventories,
        net of reserves:
                        Current                 $ 26,890          $ 19,548
                        Non-current                8,440             7,724
                                                --------          --------

                                                $ 35,330          $ 27,272
                                                ========          ========

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

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

                                           Three months ended September 30, 2008
                                           -------------------------------------
                                           Net Income      Shares      Per Share
                                           (numerator)   (denominator)  Amounts
                                           -----------   ------------  ---------
     Basic EPS
     Net income, as reported               $       322         19,095  $    0.02
     Effect of dilutive securities
     Employee Stock Options                $         -            384  $       -
                                           -----------   ------------  ---------
     Diluted EPS
     Net income, as reported and
         assumed option exercises          $       322         19,479  $    0.02
                                           ===========   ============  =========

     397,000 options to purchase shares of common stock in the three months ended September 30, 2008 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                           Three months ended September 30, 2007
                                           -------------------------------------
                                           Net Income      Shares      Per Share
                                           (numerator)   (denominator)  Amounts
                                           -----------   ------------  ---------
     Basic EPS
     ---------
     Net income, as reported               $       374         19,568  $    0.02
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options                $         -            589  $       -
                                           -----------   ------------  ---------

     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises          $       374         20,157  $    0.02
                                           ===========   ============  =========

     62,000 options to purchase shares of common stock in the three months ended September 30, 2007 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

     Option activity during the three months ended September 30, 2008 is summarized as follows:

                                                               Weighted Average
                                                 Options        Exercise Price
                                                ---------      ----------------

        Outstanding at July 1, 2008             1,323,480         $   2.89
        Granted                                   100,000             4.25
        Cancelled                                      --               --
        Exercised                                  (3,240)           (1.90)
                                                ---------

        Outstanding at September 30, 2008       1,420,240             2.99
                                                =========

        Exercisable at September 30, 2008       1,199,281
                                                =========

5.)  Acquisition of Business
     -----------------------

     On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25.2 million, the repayment of $1 million of bank debt and the assumption of current liabilities as described more fully in the Asset Purchase Agreement. As such, the operations of Marks have been included in the Company's Statement of Income for the period August 18, 2008 to September 30, 2008. The Marks business involves the manufacturing and distribution of door-locking devices. The Company completed this acquisition at a price in excess of the value of the net identifiable assets because it believes that the combination of the two companies offers the potential for manufacturing and operational synergies as the Company combines the Marks operations and production into its own door-locking operations and production structure. The Company funded the acquisition with a term loan from its lenders as described in Note 6.

     The acquisition described above was accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. The estimates of fair value are preliminary and subject to adjustment for a period of up to one year from the date of acquisition. Based on the Company's evaluation, the allocation of the purchase price for the acquisition was as follows (in thousands):

     Assets Acquired:
         Cash                                            $      520
         Accounts receivable                                  1,836
         Inventory                                            6,740
         Prepaid expenses and other current assets              112
         Property and equipment                                 801
         Other assets                                           340
         Goodwill                                               897
         Intangible assets                                   16,100
                                                         ----------

                                                             27,346
                                                         ----------

     Less: Liabilities Assumed:
         Line of credit borrowings outstanding                1,000
         Accounts payable                                       637
         Accrued expenses                                       339
                                                         ----------

                                                              1,976
                                                         ----------

     Total consideration (including acquisition
         Costs of $197)                                  $   25,370
                                                         ==========

     In  accordance   with  the   requirements   of  SFAS  No.  141,   "Business
     Combinations", the Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets and the excess of the purchase price over the fair value of the acquired assets of $897,000 was assigned to Goodwill. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", the intangible assets will be amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The weighted average amortization period of these assets is
     19.6 years. The Marks trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

     Unaudited pro-forma consolidated financial information is presented below as if the acquisition had occurred as of the first day of the earliest period presented. Results have been adjusted to account for: (1) the initial $25,000,000 cash borrowing and related interest expense under the term loan, (2) cash used to repay $1,000,000 in assumed bank debt at closing of the purchase transaction, (3) deferred financing costs and related amortization associated with the term loan, (4) additional salary and employee stock option expense for employees not previously included in salary expense, and (5) amortization expense of acquired intangible assets. The pro-forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro-forma consolidated financial information should be read in conjunction with the historical financial information included in other reports and documents filed with the United Stated Securities and Exchange Commission.

     The unaudited pro-forma consolidated financial information for the three months ended September 30, 2008 and 2007 is as follows:


                                             Three months ended September 30,
                                               2008                  2007
                                             ---------             ----------
                                           (in thousands, except per share data)

     Pro-forma:
        Net sales                            $  20,002             $   20,277
        Net income                           $     416             $      566

        Net income (loss) per share:
                Basic                        $    0.02             $     0.03
                Diluted                      $    0.02             $     0.03

        Weighted average number of shares:
                Basic                       19,095,361             19,567,689
                Diluted                     19,479,269             20,157,055


6.)  Long Term Debt
     --------------

     On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility is $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5. The amended revolving credit agreement and term loan is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest at either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. The August amendment extended the revolving credit agreement to August 2012. Any outstanding borrowings are to be repaid or refinanced on or before that time. As of September 30, 2008 there was
     $14,100,000 outstanding under the revolving credit facility with an interest rate of 4.6% and $25,000,000 outstanding under the term loan with an interest rate of 5.0%. The term loan is to be repaid in 19 quarterly installments of $893,000 each commencing in December 2008 and a final payment of $8,033,000 due in August 2013. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. As of September 30, 2008 the Company was in violation of the certain financial covenants for which it has received the appropriate waiver from its banks. In addition, the Company's revolving credit line was amended to $20,000,000 from $25,000,000.

7.)  Geographical Data
     -----------------

     The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe, and South America.

     The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for the three months ended September 30, 2008 and 2007 (in thousands):


                                     Three Months ended September 30,
                                     --------------------------------
                                         2008               2007
                                     --------------------------------

     Sales to external customers(1):
     -------------------------------
        Domestic                     $      15,427      $      11,573
        Foreign                              2,056              2,303
                                     -------------      -------------
          Total Net Sales            $      17,483      $      13,876
                                     =============      =============

                                                   As of
                                     --------------------------------
                                     September 30,
                                          2008          June 30, 2008
                                     -------------      -------------
     Identifiable assets:
     --------------------
        United States                $      77,792      $      50,056
        Dominican Republic (2)              21,237             19,841
        Other foreign countries              6,439              6,826
                                     -------------      -------------
          Total Identifiable Assets  $     105,468      $      76,723
                                     =============      =============

     (1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of Net Sales.
     (2) Consists primarily of inventories ($16,291,000 and $14,754,000) and fixed assets ($4,873,000 and $4,970,000) located at the Company's principal manufacturing facility in the Dominican Republic as of September 30, 2008 and June 30, 2008, respectively.

8.)  Commitments and Contingencies
     -----------------------------

     In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations. In August 2008, the Company entered into a lease for the building where Marks has maintained its operations. The lease provides for an annual base rent of $288,750 plus maintenance and real estate taxes, expires in August 2009 and provides for two annual extensions thereafter at similar terms and conditions. The Company intends to move the Marks operations into its facilities after constructing extensions of approximately 35,000 square feet. To date, the Company does not have estimates for the cost of this move or the related construction. The Marks business involves the manufacturing and distribution of door-locking devices.

9.)  Income Taxes
     ------------

     The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, de-recognition or re-measurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

     The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. There are no current tax examinations in progress. Accordingly, as of September 30, 2008, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

     The Company adopted the provisions of FIN 48 as of July 1, 2007. The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the three months ending September 30, 2008 the Company increased its reserve for uncertain income tax positions by $5,000. As a result, as of September 30, 2008 the Company has a long-term accrued income tax liability of $ 299,000.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

Overview

The Company is a diversified  manufacturer  of security  products,  encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 12% and 17% of our revenues for the three months ended September 30, 2008 and 2007, respectively.

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

On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25.2 million, the repayment of $1 million of bank debt and the assumption of certain current liabilities. The Company also entered into a lease for the building where Marks has maintained its operations. The lease provides for an annual base rent of $288,750 plus maintenance and real estate taxes, expires in August 2009 and provides for two annual extensions thereafter. The Company intends to move the Marks operations into its facilities after constructing extensions of approximately 35,000 square feet. To date, the Company does not have estimates for the cost of this move or the related construction. The Marks business involves the manufacturing and distribution of door-locking devices.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. To a lesser degree, sales in Europe are also adversely impacted in the Company's first fiscal quarter because of European vacation patterns, i.e., many distributors and installers are closed for the month of August. In addition, demand is affected by the housing and construction markets. Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventories; intangible assets; goodwill; and income taxes.

Revenue Recognition

Revenues from merchandise sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of sale. We report our sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns and other allowances.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 4% for the three months ended September 30, 2008 and 2007, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 30% and 34% of the Company's accounts receivable at September 30, 2008 and June 30, 2008, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $408,000 and $405,000 as of September 30, 2008 and June 30, 2008, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. The balance in this reserve was $1,432,000 and $1,200,000 as of September 30, 2008 and June 30, 2008, respectively. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Goodwill and Other Intangible Assets

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

The Company's acquisition of substantially all of the assets and certain liabilities of Marks included intangible assets with a fair value of $16,100,000 on the date of acquisition. In accordance with the requirements of SFAS No. 141, "Business Combinations", the Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets and Goodwill of $897,000 subject to further adjustment. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", the intangible assets will be amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

Income Taxes

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, de-recognition or re-measurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. There are no current tax examinations in progress. Accordingly, as of September 30, 2008, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.


Results of Operations
---------------------

                                     -------------------------------------------
                                          Three months ended September 30,
                                               (dollars in thousands)
                                     -------------------------------------------
                                        2008           2007        % Increase/
                                                                   (decrease)
                                     -------------------------------------------

Net sales                            $   17,483     $   13,876           26.0%
Gross profit                              5,606          5,224            7.3%
Gross profit as a % of net sales           32.1%          37.6%          (5.5)%
Selling, general and administrative       4,776          4,421            8.0%
Selling, general and administrative
as a percentage of net sales               27.3%          31.9%          (4.6)%
Operating income                            830            803            3.4%
Interest expense, net                       315            195           61.5%
Other expense
                                             79              7        1,028.6%
Minority interest in net loss of
subsidiary, net                              42             38           10.5%
Provision for income taxes                  156            265          (41.1)%
Net income                                  322            374          (13.9)%
                                     -------------------------------------------

Sales for the three months ended September 30, 2008 increased by approximately 26% to $17,483,000 as compared to $13,876,000 for the same period a year ago. The increase in sales for the three months ended September 30, 2008 was primarily the result of the six weeks of net sales added from the Marks acquisition as well as a 2% increase in the Company's other product lines. This 2% increase was primarily due to increases in the Company's door locking and access control products as partially offset by decreased sales of intrusion products.

The Company's gross profit for the three months ended September 30, 2008 increased to $5,606,000 or 32.1% of sales as compared to $5,224,000 or 37.6% of sales for the same period a year ago. The increase in Gross profit in dollars for the three months was primarily due to the addition of the Gross profit of Marks ($1,057,000) resulting from the acquisition on August 18, 2008 as partially offset by a decrease in Gross profit in the Company's other products.

Selling, general and administrative expenses for the three months ended September 30, 2008 increased by $355,000 to $4,776,000, or 27.3% of sales, as compared to $4,421,000, or 31.9% of sales a year ago. The increase in dollars for the three months ended September 30, 2008 was due primarily to the additional expenses relating to Marks ($454,000) as partially offset by a decrease in tradeshow expenses due to a major tradeshow occurring in October 2008 ($199,000). This tradeshow occurred in September 2007 and was therefore included in Selling, general and administrative expense for the first quarter of fiscal 2008. The decrease in Selling, general and administrative expenses as a percentage of net sales was due to the timing of this tradeshow as well as Marks having lower Selling, general and administrative expenses as a percentage of sales as compared to rest of the Company.

Interest expense, net for the three months ended September 30, 2008 increased by $120,000 to $315,000 as compared to $195,000 for the same period a year ago. The increase in interest expense for the three months resulted primarily from the increase in the Company's average outstanding debt, which was due to the $25,000,000 of bank financing utilized for the Marks acquisition.

The Company's provision for income taxes for the three months ended September 30, 2008 decreased by $109,000 to $156,000 as compared to $265,000 for the same period a year ago. The decrease in provision for income taxes for the three months resulted primarily from the Company's corporate restructuring during the quarter ended December 31, 2007. As a result, the Company's effective rate for for income tax was 32.6% for the three months ended September 30, 2008, which reflected the effect of this restructuring and 41.5% for the three months ended September 30, 2007, which did not.

Net income decreased by $52,000 to $322,000 or $0.02 per diluted share for the three months ended September 30, 2008 as compared to $374,000 or $0.02 per diluted share for the same period a year ago. The decrease for the three months ended September 30, 2008 was primarily due to the decrease in gross profit as a percentage of sales as discussed above as partially offset by the additional net income generated from the Marks acquisition ($240) as well as the lower effective tax rate relating to the Company's corporate restructuring described above.

Liquidity and Capital Resources
-------------------------------

During the three months ended September 30, 2008 the Company utilized all of its cash from operations and additional borrowings to complete the Marks acquisition ($26,173,000, which includes payment of the $1,000,000 of assumed debt), purchase inventory ($1,317,000) and property, plant and equipment ($115,000). The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at September 30, 2008 increased $656,000 to $26,479,000 as compared to $25,823,000 at June 30, 2008. This increase is primarily the result of Marks acquisition ($2,540,000) as partially offset by the lower sales volume during the quarter ended September 30, 2008 as compared to the quarter ended June 30, 2008, which is typically the Company's highest.

Inventories at September 30, 2008 increased by $8,058,000 to $35,330,000 as compared to $27,272,000 at June 30, 2008. This increase was primarily the result of the Marks acquisition ($5,774,000) as well as the Company level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters. The Company initiated several steps in order to reduce inventory levels in fiscal 2008 and expects to continue them in fiscal 2009.

On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility is $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 12. The amended revolving credit agreement and term loan is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Systems, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest at either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. The August amendment extended the revolving credit agreement to August 2012. Any outstanding borrowings are to be repaid or refinanced on or before that time. As of September 30, 2008 there was $14,100,000 outstanding under the revolving credit facility with an interest rate of 4.6% and $25,000,000 outstanding under the term loan with an interest rate of 5.0%. The term loan is to be repaid in 19 quarterly installments of $893,000 each commencing in December 2008 and a final payment of $8,033,000 due in August 2013. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. As of September 30, 2008 the Company was in violation of the covenant relating to the ratio of Funded Debt to EBITDA for which it has received the appropriate waiver from its banks. In addition, the Company's revolving credit line was amended to $20,000,000 from $25,000,000 in November 2008.

As of September 30, 2008 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest at the prime rate or an alternate rate based on LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At September 30, 2008, an aggregate principal amount of approximately $39,100,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 4.9%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $391,000 in interest that year.

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

ITEM 4: Controls and Procedures
-------------------------------

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

At the conclusion of the period ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report except as follows:

Management's review over it's internal controls at the conclusion of fiscal 2008 identified conditions which they deemed to be material weaknesses, (as defined by standards established by the SEC and the Public Company Accounting Oversight Board) with respect to certain of our inventory valuation methods both at year-end and relating to the Gross profit method used to calculate Gross profit and Inventories for interim reporting purposes. Management has informed it's independent auditors and the Audit Committee that it has corrected its method of calculating its gross profit and inventory for interim reporting by including a more comprehensive review of changes within the business and accounting for those changes where appropriate. The Company has also initiated a review of the ways in which we can more accurately cost its inventory for year-end reporting and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate. Management expects to complete the actions relating to the year-end inventory valuation during fiscal 2009.

During the first quarter of fiscal 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except for the procedure described above which has corrected the weakness relating to interim Gross profit and inventory calculations.

PART II: OTHER INFORMATION

Item 1A. Risk Factors
         ------------

         Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2008. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2008 during the three months ended September 30, 2008 except as follows:

         Our  Business  Could Be  Materially  Adversely  Affected as a Result of
         -----------------------------------------------------------------------
         General Economic and Market Conditions
         --------------------------------------

         We are subject to the effects of general economic and market conditions. If these conditions deteriorate, our business, results of operations or financial condition could be materially adversely affected. In addition, since October 2008, the U.S. and international financial markets have taken a significant loss and continue to be very volatile. In the event that the downturn in the U.S. or international financial markets is prolonged, our revenue levels could be materially adversely affected. If the current worldwide economic downturn continues, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the current downturn and market instability makes it difficult for us to forecast our revenues.

         Our Business Could Be Materially  Adversely Affected by the Integration
         -----------------------------------------------------------------------
         of Marks into Our Existing Operations
         -------------------------------------

         Our business is dependent on the orderly, effective integration of the acquired Marks business, technologies, product lines and employees into our organization. If this integration is unsuccessful, our business may be materially adversely affected.


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


November 17, 2008


                           NAPCO SECURITY SYSTEMS, INC
                                  (Registrant)


By:  /S/ RICHARD L. SOLOWAY
     -----------------------------------------------------------
     Richard L. Soloway
     Chairman of the Board of Directors, President and Secretary
     (Chief Executive Officer)


By:  /S/ KEVIN S. BUCHEL
     -----------------------------------------------------------
     Kevin S. Buchel
     Senior Vice President of Operations and Finance and Treasurer (Principal Financial and Accounting Officer)