Form 10-Q
period 2008-12-31
NAPCO SECURITY SYSTEMS INC
filed 2009-02-09
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2008
                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________.


Commission File number:                                0-10004
                                 -----------------------------------------------


                        NAPCO SECURITY TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                      11-2277818
----------------------------------------            ----------------------------
    (State or other jurisdiction of                 (IRS Employer Identification
     incorporation of organization)                            Number)

          333 Bayview Avenue
         Amityville, New York                                   11701
----------------------------------------            ----------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (631) 842-9400
             -------------------------------------------------------
               (Registrant's telephone number including area code)

                          NAPCO SECURITY SYSTEMS, INC.
             -------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed from last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

              Yes___X___                    No_______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer____   Accelerated Filer__X__   Non-Accelerated Filer____
Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

              Yes_______                    No___X___


Number of shares outstanding of each of the issuer's classes of common stock, as of: FEBRUARY 9, 2009

                COMMON STOCK, $.01 PAR VALUE PER SHARE 19,095,713

                                                                           Page
                                                                          ------

PART I: FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
          INDEX - DECEMBER 31, 2008

               Condensed Consolidated Balance Sheets December 31, 2008 and
               June 30, 2008                                                  3

               Condensed Consolidated Statements of Income for the Three
               Months ended December 31, 2008 and 2007                        4

               Condensed Consolidated Statements of Income for the Six
               Months ended December 31, 2008 and 2007                        5

               Condensed Consolidated Statements of Cash Flows for the Six
               Months ended December 31, 2008 and 2007                        6

               Notes to Condensed Consolidated Financial Statements           7


     ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       16

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      21

     ITEM 4. Controls and Procedures                                         21


PART II: OTHER INFORMATION                                                   22


SIGNATURE PAGE                                                               23

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,      June 30,
                         ASSETS                     2008 (unaudited)      2008
                         ------                     ----------------   ---------
                                                     (in thousands, except share
                                                                 data)
Current Assets:
    Cash and cash equivalents                       $         5,631    $  2,765
    Accounts receivable, net of  reserves                    22,997      25,823
    Inventories                                              27,602      19,548
    Prepaid expenses and other current assets                 1,242       1,121
    Deferred income taxes                                       790         769
                                                    ----------------   ---------

        Total Current Assets                                 58,262      50,026

Inventories - non-current, net                                9,051       7,724
Property, plant and equipment, net                            9,455       8,989
Intangible assets, net                                       16,238          --
Goodwill, net                                                10,609       9,686
Other assets                                                    400         298
                                                    ----------------   ---------

        Total Assets                                $       104,015    $ 76,723
                                                    ================   =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current Liabilities:
    Current portion of long-term debt               $         3,572    $     --
    Accounts payable                                          5,714       4,857
    Accrued expenses                                          1,387       1,333
    Accrued salaries and wages                                2,114       2,543
    Accrued income taxes                                         12          --
                                                    ----------------   ---------

        Total Current Liabilities                            12,799       8,733

Long-term debt                                               34,635      12,400
Accrued income taxes                                            305         294
Deferred income taxes                                         1,719       1,607
Minority interest in subsidiary                                 147         147
                                                    ----------------   ---------

        Total Liabilities                                    49,605      23,181
                                                    ----------------   ---------

Commitments and Contingencies
Stockholders' Equity:
        Common stock, par value $.01 per share;
         40,000,000 shares authorized, 20,095,713
         and 20,092,473 shares issued and 19,095,713
         and 19,092,473 shares outstanding,
         respectively                                           201         201
        Additional paid-in capital                           13,638      13,424
    Retained earnings                                        46,186      45,532
                                                    ----------------   ---------
                                                             60,025      59,157
    Less: Treasury Stock, at cost (1,000,000 shares)         (5,615)     (5,615)
                                                    ----------------   ---------

        Total stockholders' equity                           54,410      53,542
                                                    ----------------   ---------

        Total Liabilities and Stockholders' Equity  $       104,015    $  76,723
                                                    ================   =========


     See accompanying notes to condensed consolidated financial statements.

                NAPCO SECURITY TECHNOLOGIES, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                      -------------------------

                                                          2008          2007
                                                      ------------  ------------
                                                     (in thousands, except share
                                                          and per share data)


Net sales                                             $    19,079   $    16,166
Cost of sales                                              12,865        10,719
                                                      ------------  ------------

    Gross Profit                                            6,214         5,447
Selling, general and administrative expenses                5,448         4,162
                                                      ------------  ------------

    Operating Income                                          766         1,285
                                                      ------------  ------------

Other expense:
    Interest expense, net                                     429           224
    Other (income) expense, net                               (54)           11
                                                      ------------  ------------

    Total Other expense                                       375           235
                                                      ------------  ------------

    Income Before Minority Interest and Provision for
     Income Taxes                                             391         1,050

Minority interest in loss of subsidiary                        70            20
                                                      ------------  ------------

    Income Before Provision (Benefit) for Income Taxes        461         1,070

Provision (Benefit) for income taxes                          129          (102)
                                                      ------------  ------------

    Net Income                                        $       332   $     1,172
                                                      ============  ============



Earnings per share:
    Basic                                             $      0.02   $      0.06
                                                      ============  ============

    Diluted                                           $      0.02   $      0.06
                                                      ============  ============


Weighted average number of shares outstanding:
    Basic                                              19,095,713    19,297,252
                                                      ============  ============

    Diluted                                            19,095,713    19,820,906


     See accompanying notes to condensed consolidated financial statements.

               NAPCO SECURITY TECHNOLOGIES, INC AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                           Six Months Ended
                                                             December 31,
                                                      --------------------------

                                                          2008          2007
                                                      ------------  ------------
                                                     (in thousands, except share
                                                           and per share data)


Net sales                                             $    36,562   $    30,042
Cost of sales                                              24,742        19,371
                                                      ------------  ------------

    Gross Profit                                           11,820        10,671
Selling, general and administrative expenses               10,224         8,583
                                                      ------------  ------------

    Operating Income                                        1,596         2,088
                                                      ------------  ------------

Other expense:
    Interest expense, net                                     744           419
    Other expense, net                                         25            18
                                                      ------------  ------------

    Total Other expense                                       769           437
                                                      ------------  ------------

    Income Before Minority Interest and Provision for
     Income Taxes                                             827         1,651

Minority interest in loss of subsidiary                       112            59
                                                      ------------  ------------

    Income Before Provision for Income Taxes                  939         1,710

Provision for income taxes                                    285           163
                                                      ------------  ------------

    Net Income                                        $       654   $     1,547
                                                      ============  ============


Earnings per share:
    Basic                                             $      0.03   $      0.08
                                                      ============  ============

    Diluted                                           $      0.03   $      0.08
                                                      ============  ============


Weighted average number of shares outstanding:
    Basic                                              19,095,537    19,432,471
                                                      ============  ============

    Diluted                                            19,206,453    19,985,412
                                                      ============  ============


     See accompanying notes to condensed consolidated financial statements.

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                              Six Months Ended
                                                                December 31,
                                                           ---------------------

                                                              2008        2007
                                                           ----------  --------
                                                               (in thousands)
Cash Flows from Operating Activities:
    Net income                                             $     654   $  1,547
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                            888        561
        Provision for (Recovery of) doubtful accounts             84        (35)
        Change to inventory obsolescence reserve                 (20)        --
        Deferred income taxes                                     91       (340)
        Non-cash stock based compensation expense                208        151
    Changes in operating assets and liabilities, net of
     acquisition effects:
        Accounts receivable                                    4,578      4,363
        Inventories                                           (2,621)    (4,431)
        Prepaid expenses and other current assets                 (9)       (72)
        Other assets                                              65       (181)
        Accounts payable, accrued expenses, accrued
         salaries and wages, and accrued income taxes           (766)      (275)
                                                           ----------  ---------

Net Cash Provided by Operating Activities                      3,152      1,288
                                                           ----------  ---------

Cash Flows Used in Investing Activities:
    Cash used in business acquisition, net of cash
     acquired of $520                                        (24,581)        --
    Purchases of property, plant and equipment                  (326)      (447)
                                                           ----------  ---------

Net Cash Used in Investing Activities                        (24,907)      (447)
                                                           ----------  ---------

Cash Flows from Financing Activities:
    Proceeds from exercise of employee stock options               6          2
    Proceeds from acquisition financing                       25,000         --
    Proceeds from long-term debt borrowings                    2,200      3,500
    Principal payments on long-term debt                      (2,393)    (2,000)
    Cash paid for deferred financing costs                      (192)        --
    Cash paid for purchase of treasury stock                      --     (3,120)

Net Cash Provided by (Used in) Financing Activities           24,621     (1,618)

Net increase (decrease) in Cash and Cash Equivalents           2,866       (777)

Cash and Cash Equivalents, Beginning of Period                 2,765      1,748

Cash and Cash Equivalents, End of Period                   $   5,631   $    971
                                                           ==========  =========

Cash Paid During the Period for:
--------------------------------
    Interest                                               $     624   $    377
                                                           ==========  =========
    Income taxes                                           $     125   $     --
                                                           ==========  =========

Non-cash Investing activities:
------------------------------
    Adjustment to Retained earnings relating to adoption
     of FIN 48                                             $      --   $    485
                                                           ==========  =========
    Accrued Business Acquisition costs                     $     295   $     --
                                                           ==========  =========
    Debt assumed in the Acquisition                        $   1,000   $     --
                                                           ==========  =========


     See accompanying notes to condensed consolidated financial statements.

                NAPCO SECURITY TECHNOLOGIES, INC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.)  Summary of Significant Accounting Policies and Other Disclosures
     ----------------------------------------------------------------

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended December 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries, including those of Marks USA, a newly formed subsidiary which acquired substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. ("Marks") acquired on August 18, 2008 . The Company has also consolidated a 51%-owned joint venture. The 49% interest, held by a third party, is reflected as minority interest. All inter-company balances and transactions have been eliminated in consolidation.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended December 31, 2008 and 2007 was $363,000 and $206,000, respectively. Advertising expense for the six months ended December 31, 2008 and 2007 was $664,000 and $729,000, respectively.

     Research and Development Costs

     Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of income and are expensed as incurred. Research and development expense for the three months ended December 31, 2008 and 2007 was $1,318,000 and $1,390,000, respectively. Research and development expense for the six months ended December 31, 2008 and 2007 was $2,630,000 and $2,722,000, respectively.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

     The Company had two customers with accounts receivable balances that aggregated 29% and 34% of the Company's accounts receivable at December 31, 2008 and June 30, 2008, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

     Allowance for Doubtful Accounts

     In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $450,000 and $405,000 as of December 31, 2008 and June 30, 2008, respectively. The Company's reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

     Stock Options

     During the three months ended December 31, 2008 the Company granted no stock options under its 2002 Employee Incentive Stock Option Plan. During the six months ended December 31, 2008 the Company granted 100,000 stock options under its 2002 Employee Incentive Stock Option Plan. These grants have an exercise price of $4.25, a fair value of approximately $198,000 and vest over a two-year period from the date of grant. There were no options granted under its 2000 Non-employee Incentive Stock Option Plan. During the three months ended December 31, 2008 there were no options exercised under either plan. During the six months ended December 31, 2008 there were 3,240 options exercised, with proceeds of approximately $6,000, under the 2002 Employee Incentive Stock Option Plan and no exercises under the 2000 Non-employee Incentive Stock Option Plan.

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

     The Company's acquisition of substantially all of the assets and certain liabilities of Marks included intangible assets with a fair value of $16,440,000 on the date of acquisition. In accordance with the requirements of SFAS No. 141, "Business Combinations", the Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The remaining excess of the purchase price of $922,000 was assigned to Goodwill. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", the intangible assets will be amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. SFAS No. 157 became effective for the Company in its fiscal year ending June 30, 2009. The Company's adoption of SFAS No. 157 did not have a material effect on its condensed consolidated financial statements.

     Reclassification.

     Certain expenses in Cost of sales for fiscal 2008 have been reclassified to Selling, general and administrative expenses to conform with the current years presentation.

2.)  Stock-based Compensation
     ------------------------

     The Company has established two share incentive programs as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2008. The Company accounts for its stock options and share units granted in accordance with SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") which requires that all stock-based compensation must be recognized as an expense in the financial statements and that cost be measured at the fair market value of the award. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. Stock-based compensation costs of $89,000 and $93,000 were recognized in three months ended December 31, 2008 and 2007, respectively. Stock-based compensation costs of $208,000 and $151,000 were recognized in six months ended December 31, 2008 and 2007, respectively. Unearned stock-based compensation cost was $443,000 as of December 31, 2008.

     The fair values of stock options granted during the six months ended December 31, 2008 were estimated on the date of grant using the Black-Scholes option-pricing model that used the following weighted average assumptions:

     Expected life in years         5
     Risk-free interest rates       3.07%
     Volatility                     49.86%
     Dividend yield                 0%

3.)  Inventories
     -----------

     For interim financial statements, inventories are calculated using a gross profit percentage. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a reserve for excess or obsolete inventories. As of December 31, 2008 and June 30, 2008, the balance in this reserve amounted to $1,432,000 and $1,200,000, respectively. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

     Inventories, net of reserves consist of the following (in thousands):      December 31,     June 30,
                                                                                    2008           2008
                                                                                ------------    ---------

                                                          Component parts       $   17,370      $ 12,924
                                                          Work-in-process            5,529         4,114
                                                          Finished product          13,754        10,234
                                                                                ------------    ---------

                                                                                $   36,653      $ 27,272
                                                                                ============    =========

     Classification of inventories, net of reserves:      Current               $   27,602      $ 19,548
                                                          Non-current                9,051         7,724
                                                                                ------------    ---------

                                                                                $   36,653      $ 27,272
                                                                                ============    =========

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

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

                                            Three months ended December 31, 2008
                                           -------------------------------------
                                            Net Income      Shares     Per Share
                                            (numerator)  (denominator)  Amounts
                                           ------------  ------------  ---------
Basic EPS
---------
Net income, as reported                    $       332        19,096   $   0.02
Effect of dilutive securities
-----------------------------
Employee Stock Options                     $        --            --   $      -
                                           ------------  ------------  ---------
Diluted EPS
-----------
Net income, as reported and assumed option
 exercises                                 $       332        19,096   $   0.02
                                           ============  ============  =========

1,420,000 options to purchase shares of common stock in the three months ended December 31, 2008 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                            Three months ended December 31, 2007
                                           -------------------------------------
                                            Net Income      Shares     Per Share
                                            (numerator)  (denominator)  Amounts
                                           ------------  ------------  ---------
Basic EPS
---------
Net income, as reported                    $     1,172        19,298   $   0.06
Effect of dilutive securities
-----------------------------
Employee Stock Options                     $         -           523   $      -
                                           ------------  ------------  ---------
Diluted EPS
-----------
Net income, as reported and assumed option
 exercises                                 $     1,172        19,821   $   0.06
                                           ============  ============  =========

194,000 options to purchase shares of common stock in the three months ended December 31, 2007 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                             Six months ended December 31, 2008
                                           -------------------------------------
                                            Net Income      Shares     Per Share
                                            (numerator)  (denominator)  Amounts
                                           ------------  ------------  ---------
Basic EPS
---------
Net income, as reported                    $       654        19,096   $    0.03
Effect of dilutive securities
-----------------------------
Employee Stock Options                     $        --           110   $      --
                                           ------------  ------------  ---------
Diluted EPS
-----------
Net income, as reported and assumed option
 exercises                                 $       654        19,206   $    0.03
                                           ============  ============  =========

795,000 options to purchase shares of common stock in the three months ended December 31, 2008 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                             Six months ended December 31, 2007
                                           -------------------------------------
                                            Net Income      Shares     Per Share
                                            (numerator)  (denominator)  Amounts
                                           ------------  ------------  ---------
Basic EPS
---------
Net income, as reported                    $     1,547        19,432   $   0.08
Effect of dilutive securities
-----------------------------
Employee Stock Options                     $         -           553   $      -
                                           ------------  ------------  ---------
Diluted EPS
-----------
Net income, as reported and assumed option
 exercises                                 $     1,547        19,985   $   0.08
                                           ============  ============  =========

115,000 options to purchase shares of common stock in the three months ended December 31, 2007 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

Option activity during the six months ended December 31, 2008 is summarized as follows:

                                                          Weighted Average
                                           Options         Exercise Price
                                         -----------      ----------------
    Outstanding at July 1, 2008           1,323,480            $ 2.89
    Granted                                 100,000              4.25
    Cancelled                                    --                --
    Exercised                                (3,240)            (1.90)
                                         -----------

    Outstanding at December 31, 2008      1,420,240              2.99
                                         ===========

    Exercisable at December 31, 2008      1,187,248
                                         ===========

5.)  Acquisition of Business
     -----------------------

     On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25.2 million, the repayment of $1 million of bank debt and the assumption of current liabilities as described more fully in the Asset Purchase Agreement. As such, the operations of Marks have been included in the Company's Statement of Income for the period August 18, 2008 to December 31, 2008. The Marks business involves the manufacturing and distribution of door-locking devices. The Company completed this acquisition at a price in excess of the value of the net identifiable assets because it believes that the combination of the two companies offers the potential for manufacturing and operational synergies as the Company combines the Marks operations and production into its own door-locking operations and production structure. The Company funded the acquisition with a term loan from its lenders as described in Note 6.

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

     Assets Acquired:
       Cash                                                        $    520
       Accounts receivable                                            1,836
       Inventory                                                      6,740
       Prepaid expenses and other current assets                        112
       Property and equipment                                           801
       Goodwill                                                         922
       Intangible assets                                             16,440
                                                                   ---------

                                                                     27,371
                                                                   ---------
     Less: Liabilities Assumed:
       Line of credit borrowings outstanding                          1,000
       Accounts payable                                                 637
       Accrued expenses                                                 339
                                                                   ---------

                                                                      1,976
                                                                   ---------
      Total consideration (including acquisition Costs of $222)    $ 25,395
                                                                   =========

     In  accordance   with  the   requirements   of  SFAS  No.  141,   "Business
     Combinations", the Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets and the excess of the purchase price over the fair value of the acquired assets of $922,000 was assigned to Goodwill. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", the intangible assets will be amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The weighted average amortization period of these assets is
     19.6 years. The Marks trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

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

     The unaudited pro-forma consolidated financial information for the three and six months ended December 31, 2008 and 2007 is as follows:

                                Three months ended          Six months ended
                                    December 31,              December 31,
                             ------------------------- -------------------------
                                 2008         2007         2008         2007
                             ------------ ------------ ------------ ------------
                               (in thousands, except     (in thousands, except
                                   per share data)           per share data)
Pro-forma:
  Net sales                  $    19,079  $    22,455  $    39,081  $    42,732
  Net income                 $       332  $     1,285  $       748  $     1,852

Net income per share:
    Basic                    $      0.02  $      0.07  $      0.04  $      0.10
    Diluted                  $      0.02  $      0.06  $      0.04  $      0.09

Weighted average number of
 shares:
    Basic                     19,095,713   19,297,252   19,095,537   19,432,471
    Diluted                   19,095,713   19,820,906   19,206,453   19,985,412


6.)  Long Term Debt
     --------------

On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility was $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5. The amended revolving credit agreement and term loan was amended in November 2008 to $20,000,000 and is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest at either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. The August amendment extended the revolving credit agreement to August 2012. Any outstanding borrowings are to be repaid or refinanced on or before that time. As of December 31, 2008 there was $14,100,000 outstanding under the revolving credit facility with an interest rate of 3.5% and $24,107,000 outstanding under the term loan with an interest rate of 3.3%. The term loan is being repaid in 19 quarterly installments of $893,000 each, commencing in December 2008, and a final payment of $8,033,000 due in August 2013. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. As of December 31, 2008 the Company was not in compliance with the covenants relating to the ratio of Funded Debt to EBITDA, Debt Service Coverage Ratio and a Modified Quick Ratio for which it has received the appropriate waivers from its banks. The Company and its banks are currently renegotiating certain terms and conditions of its $20,000,000 revolving line of credit and its $25,000,000 term loan and expects to have amended facilities in place during the quarter ended March 31, 2009.

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

     The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for the three and six months ended December 31, 2008 and 2007 (in thousands):

                                          Three Months           Six Months
                                       ended December 31,    ended December 31,
                                     ---------------------  --------------------
                                       2008        2007       2008       2007
                                     ----------  ---------  ---------  ---------
Sales to external customers(1):
-------------------------------
   Domestic                          $  17,124   $ 13,394   $ 32,551   $ 24,967
   Foreign                               1,955      2,772      4,011      5,075
                                     ----------  ---------  ---------  ---------
      Total Net Sales                $  19,079   $ 16,166   $ 36,562   $ 30,042
                                     ==========  =========  =========  =========
                                             As of
                                     ---------------------
                                    December 31,  June 30,
                                        2008        2008
                                     ----------  ---------
Identifiable assets:
--------------------
   United States                     $  76,544   $ 50,056
   Dominican Republic (2)               22,277     19,841
   Other foreign countries               5,194      6,826
                                     ----------  ---------
      Total Identifiable Assets      $ 104,015   $ 76,723
                                     ==========  =========

(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of Net Sales.
(2) Consists primarily of inventories ($17,318,000 and $14,754,000) and fixed assets ($4,850,000 and $4,970,000) located at the Company's principal manufacturing facility in the Dominican Republic as of December 31, 2008 and June 30, 2008, respectively.


8.)  Commitments and Contingencies
     -----------------------------

     In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations. In August 2008, the Company entered into a lease for the building where Marks has maintained its operations. The lease provides for an annual base rent of $288,750 plus maintenance and real estate taxes, expires in August 2009 and provides for two annual extensions thereafter at similar terms and conditions. The Company intends to move the Marks operations into its facilities after constructing extensions of approximately 35,000 square feet. To date, the Company does not have estimates for the cost of this move or the related construction and may defer construction depending on economic conditions. The Marks business involves the manufacturing and distribution of door-locking devices.


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

     The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. There are no current tax examinations in progress. Accordingly, as of December 31, 2008, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

     The Company adopted the provisions of FIN 48 as of July 1, 2007. The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the three and six months ending December 31, 2008 the Company increased its reserve for uncertain income tax positions by $5,000 and $11,000, respectively. As a result, as of December 31, 2008 the Company has a long-term accrued income tax liability of $305,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to continue growing could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar, distribution problems, unforeseen environmental liabilities, the uncertain military, political and economic conditions in the world and the successful integration of Marks into our existing operations.

Overview

The Company is a diversified  manufacturer  of security  products,  encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 11% and 17% of our revenues for the six months ended December 31, 2008 and 2007, respectively.

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

On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25.2 million, the repayment of $1 million of bank debt and the assumption of certain current liabilities. The Company also entered into a lease for the building where Marks has maintained its operations. The lease provides for an annual base rent of $288,750 plus maintenance and real estate taxes, expires in August 2009 and provides for two annual extensions thereafter. The Company intends to move the Marks operations into its facilities after constructing extensions of approximately 35,000 square feet during fiscal 2010. To date, the Company does not have estimates for the cost of this move or the related construction and may defer construction depending on economic conditions. The Marks business involves the manufacturing and distribution of door-locking devices.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 8% and 6% for the six months ended December 31, 2008 and 2007, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 29% and 34% of the Company's accounts receivable at December 31, 2008 and June 30, 2008, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $450,000 and $405,000 as of December 31, 2008 and June 30, 2008, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. The balance in this reserve was $1,432,000 and $1,200,000 as of December 31, 2008 and June 30, 2008,
respectively. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At the conclusion of fiscal 2008, the Company performed its annual impairment evaluation required by this standard and determined that its goodwill is not impaired.

The Company's acquisition of substantially all of the assets and certain liabilities of Marks included intangible assets with a fair value of $16,440,000 on the date of acquisition. In accordance with the requirements of SFAS No. 141, "Business Combinations", the Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets and Goodwill of $922,000 subject to further adjustment. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", the intangible assets will be amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

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

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. There are no current tax examinations in progress. Accordingly, as of December 31, 2008, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Results of Operations
---------------------

                                                                  Three months ended December 31,    Six months ended December 31,
                                                                        (dollars in thousands)           (dollars in thousands)
                                                                 --------------------------------  --------------------------------
                                                                                      % Increase/                      % Increase/
                                                                    2008      2007     (decrease)     2008      2007    (decrease)
                                                                 ------------------------------------------------------------------
Net sales                                                        $ 19,079  $ 16,166       18.0%    $ 36,562  $ 30,042      21.7%
Gross profit                                                        6,214     5,447       14.1%      11,820    10,671      10.8%
Gross profit as a % of net sales                                     32.6%     33.7%      (1.1)%       32.3%     35.5%     (3.2)%
Selling, general and administrative                                 5,448     4,162       30.9%      10,224     8,583      19.1%
Selling, general and administrative as a percentage of net sales     28.6%     25.7%      (2.9)%       28.0%     28.6%     (0.6)%
Operating income                                                      766     1,285      (40.0)%      1,596     2,088     (23.6)%
Interest expense, net                                                 429       224       91.5%         744       419      77.6%
Other (income) expense                                                (54)       11     (590.9)%         25        18      38.9%
Minority interest in net loss of subsidiary                            70        20      350.0%         112        59      89.8%
Provision (Benefit) for income taxes                                  129      (102)     226.5%         285       163      74.8%
Net income                                                            332     1,172      (71.7)%        654     1,547     (57.7)%

Sales for the three months ended December 31, 2008 increased by approximately 18% to $19,079,000 as compared to $16,166,000 for the same period a year ago. Sales for the six months ended December 31, 2008 increased by approximately 22% to $36,562,000 as compared to $30,042,000 for the same period a year ago. The increase in sales for the three and six months ended December 31, 2008 was primarily the result of the net sales added from the Marks acquisition as well as increased sales of the Company's door-locking and access control products as partially offset by a decrease in the Company's intrusion products.

Gross profit for the three months ended December 31, 2008 increased to $6,214,000 or 32.6% of sales as compared to $5,447,000 or 33.7% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2008 increased to $11,820,000 or 32.3% of sales as compared to $10,671,000 or 35.5% of sales for the same period a year ago. The increase in Gross profit in dollars for the three and six months was primarily due to the addition of the Gross profit of Marks ($1,557,000 and $2,614,000, respectively) resulting from the acquisition on August 18, 2008 as partially offset by an increase in certain overhead expenses in Cost of sales. The decrease in gross profit as a percentage of sales declined primarily from the increase in certain overhead expenses as well as a decrease in production of the Company's non-Marks product lines, resulting in lower overhead absorption.

Selling, general and administrative expenses for the three months ended December 31, 2008 increased by $1,286,000 to $5,448,000, or 28.6% of sales, as compared to $4,162,000, or 25.7% of sales a year ago. Selling, general and administrative expenses for the six months ended December 31, 2008 increased by $1,641,000 to $10,224,000, or 28.0% of sales, as compared to $8,583,000, or 28.6% of sales a year ago. The increase in dollars for the three and six months ended December 31, 2008 was due primarily to the additional expenses relating to Marks ($1,137,000 and $1,591,000, respectively). The three months ended December 31, 2008 also included an increase in tradeshow expenses due to a major tradeshow occurring in October 2008 ($199,000). This tradeshow occurred in September 2007 and was therefore included in Selling, general and administrative expense for the first quarter of fiscal 2008.

Interest expense, net for the three months ended December 31, 2008 increased by $205,000 to $429,000 as compared to $224,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2008 increased by $325,000 to $744,000 as compared to $419,000 for the same period a year ago. The increase in interest expense for the three and six months resulted primarily from the increase in the Company's average outstanding debt, which was due to the $25,000,000 term loan utilized for the Marks acquisition in August 2008.

The Company's provision for income taxes for the three months ended December 31, 2008 increased by $231,000 to a provision of $129,000 as compared to a benefit of $102,000 for the same period a year ago. The Company's provision for income taxes for the six months ended December 31, 2008 increased by $122,000 to $285,000 as compared to $163,000 for the same period a year ago. The increase in provision for income taxes for the three and six months resulted primarily from the Company's corporate restructuring during the quarter ended December 31, 2007. As a result, the Company's effective rate for income tax was 28.0% and 30.4% for the three and six months ended December 30, 2008, respectively as compared to (9.5)% and 9.5% for the same periods a year ago.

Net income decreased by $840,000 to $332,000 or $0.02 per diluted share for the three months ended December 31, 2008 as compared to $1,172,000 or $0.06 per diluted share for the same period a year ago. Net income decreased by $893,000 to $654,000 or $0.03 per diluted share for the six months ended December 31, 2008 as compared to $1,547,000 or $0.08 per diluted share for the same period a year ago. The decrease for the three and six months ended December 31, 2008 was primarily due to the decrease in net sales and gross profit in the Company's intrusion product lines.

Liquidity and Capital Resources
-------------------------------

During the six months ended December 31, 2008 the Company utilized all of its cash from operations and additional borrowings to complete the Marks acquisition ($26,173,000, which includes payment of the $1,000,000 of assumed debt), purchase inventory ($2,621,000) and property, plant and equipment ($326,000). The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the next twelve months. The Company and its banks are currently renegotiating certain terms and conditions of its $20,000,000 revolving line of credit and its $25,000,000 term loan and expects to have amended facilities in place during the quarter ended March 31, 2009.

Accounts Receivable at December 31, 2008 decreased $2,826,000 to $22,997,000 as compared to $25,823,000 at June 30, 2008. This decrease is primarily the result of the lower sales volume during the quarter ended December 31, 2008 as compared to the quarter ended June 30, 2008, which is typically the Company's highest, as partially offset by Marks acquisition ($2,628,000) .

Inventories at December 31, 2008 increased by $9,381,000 to $36,653,000 as compared to $27,272,000 at June 30, 2008. This increase was primarily the result of the Marks acquisition ($5,401,000) as well as the Company level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters. The Company initiated several steps in order to reduce inventory levels in fiscal 2008 and expects to continue them in fiscal 2009 in the Company's non-Marks inventory.

On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility is $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5. The amended revolving credit agreement and term loan was amended to $20,000,000 in November 2008 and is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest at either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. The August amendment extended the revolving credit agreement to August 2012. Any outstanding borrowings are to be repaid or refinanced on or before that time. As of December 31, 2008 there was $14,100,000 outstanding under the revolving credit facility with an interest rate of 3.5% and $24,107,000 outstanding under the term loan with an interest rate of 3.3%. The term loan is to be repaid in 19 quarterly installments of $893,000 each commencing in December 2008 and a final payment of $8,033,000 due in August 2013. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. As of December 31, 2008 the Company was not in compliance with the covenants relating to the ratio of Funded Debt to EBITDA, Debt Service Coverage Ratio and a Modified Quick Ratio for which it has received the appropriate waivers from its banks.

As of December 31, 2008 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest at the prime rate or an alternate rate based on LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At December 31, 2008, an aggregate principal amount of approximately $38,207,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 3.3%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $382,000 in interest that year.

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

At the conclusion of the period ended December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report except as follows:

Management's review over its internal controls at the conclusion of fiscal 2008 identified conditions which they deemed to be material weaknesses, (as defined by standards established by the SEC and the Public Company Accounting Oversight Board) with respect to certain of our inventory valuation methods both at year-end and relating to the Gross profit method used to calculate Gross profit and Inventories for interim reporting purposes. Management has informed its independent auditors and the Audit Committee that it has corrected its method of calculating its gross profit and inventory for interim reporting by including a more comprehensive review of changes within the business and accounting for those changes where appropriate. The Company has also initiated a review of the ways in which we can more accurately cost its inventory for year-end reporting and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate. Management expects to complete the actions relating to the year-end inventory valuation during fiscal 2009.

The Company has excluded from this assessment the internal control over financial reporting of Marks USA, which was acquired in August 2008. Total assets and total net sales subject to Marks USA internal control over financial reporting, represented 25% and 22%, respectively, of the Company's consolidated total assets and net sales for the six months ended December 31, 2008.

During the second quarter of fiscal 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except for the procedure described above which has corrected the weakness relating to interim Gross profit and inventory calculations.

PART II: OTHER INFORMATION



Item 1A.  Risk Factors
          ------------

          Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2008. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2008 during the three months ended December 31, 2008 except as follows:

          Our Business Could Be Materially Adversely Affected as a Result of
          ------------------------------------------------------------------
          General Economic and Market Conditions
          --------------------------------------

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

          Our Business Could Be Materially Adversely Affected by the Integration
          ----------------------------------------------------------------------
          of Marks into Our Existing Operations
          -------------------------------------

          Our business is dependent on the orderly, effective integration of the acquired Marks business, technologies, product lines and employees into our organization. If this integration is unsuccessful, our business may be materially adversely affected.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a) The annual meeting of stockholders ("the Annual Meeting") was held on December 9, 2008.
          (b) At the Annual Meeting, two directors were re-elected as directors through 2011: Andrew J. Wilder - 14,010,972 votes "for", 2,731,469 votes "withheld", and Arnold Blumenthal - 14,589,134 votes "for", 2,153,307 votes "withheld"
          (c) At the Annual Meeting, the proposal to amend the Company's Amended and Restated Certificate of Incorporation to change the name of the Company to Napco Security Technologies, Inc. was approved: 16,501,708 votes "for", 195,885 votes "against", 44,848 votes "abstained"

Item 6.   Exhibits
          --------

          30.1 First Amendment to Credit Agreement and Waiver dated as of November 14, 2008.
          30.2 Second Amendment and Waivers to Amended and Restated Credit Agreement dated as of January 29, 2009.
          30.3 Certificate of Amendment of Certificate of Incorporation of Napco Security Systems, Inc.
          30.4 Certificate of Incorporation as Amended of Napco Security Technologies, Inc.
          31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President
          31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance
          32.1 Section 1350 Certifications

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 9, 2009


                        NAPCO SECURITY TECHNOLOGIES, INC
                                  (Registrant)


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