Form 10-Q
period 2009-03-31
NAPCO SECURITY SYSTEMS INC
filed 2009-05-22
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009

                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File number:                 0-10004
                       ---------------------------------------------------------

                        NAPCO SECURITY TECHNOLOGIES, INC.
                  --------------------------------------------
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

                          NAPCO SECURITY SYSTEMS, INC.
             (Former name, former address and former fiscal year if
                            changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes   X      No
        ------      ------

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to
submit and post such files).     Yes         No
                                    ------     ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer    Accelerated Filer    Non-Accelerated Filer    Smaller reporting company X
                       ---                  ---                      ---                          ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                               Yes      No   X
                                  ------  ------

Number of shares outstanding of each of the issuer's classes of common stock, as of: May 19, 2009

               COMMON STOCK, $.01 PAR VALUE PER SHARE 19,095,713

                                       1
================================================================================

                                                                                   Page
                                                                                   ----
PART I:  FINANCIAL INFORMATION

    ITEM 1.      Financial Statements

         NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
         INDEX - MARCH 31, 2009

             Condensed Consolidated Balance Sheets March 31, 2009 and
             June 30, 2008                                                           3

             Condensed Consolidated Statements of Operations for the Three
             Months ended March 31, 2009 and 2008                                    4

             Condensed Consolidated Statements of Operations for the Nine
             Months ended March 31, 2009 and 2008                                    5

             Condensed Consolidated Statements of Cash Flows for the Nine
             Months ended March 31, 2009 and 2008                                    6

             Notes to Condensed Consolidated Financial Statements                    7

    ITEM 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                        15

    ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk         20

    ITEM 4.      Controls and Procedures                                            20

PART II: OTHER INFORMATION                                                          21

SIGNATURE PAGE                                                                      22

                                       2
================================================================================

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31,           June 30,
                   ASSETS                   2009 (unaudited)     2008 (audited)
                   ------                   ----------------    ----------------
                                             (in thousands, except share data)
Current Assets:
  Cash and cash equivalents                 $          2,567    $         2,765
  Accounts receivable, net of reserves                18,574             25,823
  Inventories, net                                    26,012             19,548
  Prepaid expenses and other current assets              748              1,121
  Income tax receivable                                  790                 --
  Deferred income taxes                                  861                769
                                            ----------------    ----------------

    Total Current Assets                              49,552             50,026

Inventories - non-current, net                         8,777              7,724
Property, plant and equipment, net                     9,215              8,989
Intangible assets, net                                16,103                 --
Goodwill                                              10,609              9,686
Other assets                                             440                298
                                            ----------------    ----------------

    Total Assets                            $         94,696    $        76,723
                                            ================    ================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current Liabilities:
  Loans payable (Note 6)                    $         34,314    $            --
  Accounts payable                                     4,946               4857
  Accrued expenses                                     1,603              1,333
  Accrued salaries and wages                           1,982              2,543
  Accrued restructuring costs                            350                 --
                                            ----------------    ----------------

    Total Current Liabilities                         43,195              8,733

Long-term debt                                            --             12,400
Accrued income taxes                                     210                294
Deferred income taxes                                  1,823              1,607
Minority interest in subsidiary                           --                147
                                            ----------------    ----------------

    Total Liabilities                                 45,228             23,181
                                            ----------------    ----------------

Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $.01 per share;
   40,000,000 shares authorized, 20,095,713
   and 20,092,473 shares issued and
   19,095,713 and 19,092,473 shares
   outstanding, respectively                             201                201
  Additional paid-in capital                          13,710             13,424
  Retained earnings                                   41,172             45,532
                                            ----------------    ----------------
                                                      55,083             59,157
  Less: Treasury Stock, at cost (1,000,000
   shares)                                            (5,615)            (5,615)
                                            ----------------    ----------------

    Total stockholders' equity                        49,468             53,542
                                            ----------------    ----------------

    Total Liabilities and Stockholders'
     Equity                                 $         94,696    $        76,723
                                            ================    ================

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

                                       3
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                     Three Months Ended
                                                         March 31,
                                            ------------------------------------
                                                  2009                2008
                                             ---------------     --------------
                                                (in thousands, except share and
                                                         per share data)

Net sales                                   $         14,024    $        16,222
Cost of sales                                         13,110             10,506
Restructuring costs                                    1,110                 --
                                             ---------------     --------------

  Gross (Loss) Profit                                   (196)             5,716
Selling, general and administrative expenses           4,919              4,148
Restructuring costs                                      145                 --
                                             ---------------     --------------

  Operating (Loss) Income                             (5,260)             1,568
                                             ---------------     --------------

Other expense:
  Interest expense, net                                  426                216
  Other expense, net                                      76                 12
                                             ---------------     --------------

  Total Other expense                                    502                228
                                             ---------------     --------------

  (Loss) Income Before Minority Interest and
   Benefit for Income Taxes                           (5,762)             1,340

Minority interest in (income) loss of
 subsidiary                                             (112)                33
                                             ---------------     --------------

  (Loss) Income Before Benefit for Income
   Taxes                                              (5,874)             1,373

Benefit for income taxes                                (859)            (1,904)
                                             ---------------     --------------

  Net (Loss) Income                         $         (5,015)   $         3,277

(Loss) Earnings per share:
  Basic                                     $          (0.26)   $          0.17
                                             ===============    ===============
  Diluted                                   $          (0.26)   $          0.17
                                             ===============    ===============

Weighted average number of shares
 outstanding:
  Basic                                           19,095,713         19,092,487
                                             ===============     ==============
  Diluted                                         19,095,713         19,626,043
                                             ===============     ==============

      See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

                                       4
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                     Nine Months Ended
                                                         March 31,
                                            ------------------------------------
                                                  2009                2008
                                            ---------------      ---------------
                                                (in thousands, except share and
                                                        per share data)

Net sales                                   $        50,586     $        46,264
Cost of sales                                        37,852              29,877
Restructuring costs                                   1,110                  --
                                            ---------------      ---------------

  Gross Profit                                       11,624              16,387
Selling, general and administrative expenses         15,142              12,731
Restructuring costs                                     145                  --
                                            ---------------      ---------------

  Operating (Loss) Income                            (3,663)              3,656
                                            ---------------      ---------------

Other expense:
  Interest expense, net                               1,170                 635
  Other expense, net                                    101                  30
                                            ---------------      ---------------

  Total Other expense                                 1,271                 665
                                            ---------------      ---------------

  (Loss) Income Before Minority Interest and
   Provision for Income Taxes                        (4,934)              2,991

Minority interest in loss of subsidiary                  --                  92
                                            ---------------      ---------------

  (Loss) Income Before Provision for Income
   Taxes                                             (4,934)              3,083

(Benefit) Provision for income taxes                   (574)             (1,741)
                                            ---------------      ---------------

  Net (Loss) Income                         $        (4,360)    $         4,824
                                            ===============      ===============

(Loss) Earnings per share:
  Basic                                     $         (0.23)    $          0.25
                                            ===============      ===============
  Diluted                                   $         (0.23)    $          0.24
                                            ===============      ===============

Weighted average number of shares
 outstanding:
  Basic                                          19,095,595          19,319,967
                                            ===============      ===============
  Diluted                                        19,095,595          19,873,655
                                            ===============      ===============

      See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

                                       5
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                Nine Months Ended March 31,
                                            ------------------------------------
                                                  2009                2008
                                            ------------------------------------
                                                       (in thousands)
Cash Flows from Operating Activities:
  Net (loss) income                         $        (4,360)    $         4,824
  Adjustments to reconcile net (loss)
   income to net cash
  provided by operating activities:
    Depreciation and amortization                     1,440                 854
    Provision for doubtful accounts                     126                  40
    Change to inventory obsolescence reserve            (20)                150
    Deferred income taxes                               124                 730
    Non-cash stock based compensation
     expense                                            280                 216
    Change in minority interest                        (147)                 --
  Changes in operating assets and
   liabilities, net of acquisition effects:
    Accounts receivable                               8,959               3,731
    Inventories                                        (756)             (6,607)
    Prepaid expenses and other current
     assets                                             485                (120)
    Income tax receivable                              (790)               (443)
    Other assets                                          4                (113)
    Accounts payable, accrued expenses,
     accrued salaries and
    wages, and accrued income taxes                  (1,558)             (2,061)
    Accrued restructuring costs                         350                  --
                                            ---------------      ---------------

Net Cash Provided by Operating Activities             4,137               1,201
                                            ---------------      ---------------

Cash Flows Used in Investing Activities:
  Cash used in business acquisition, net of
   cash acquired of $520                            (24,581)                 --
  Purchases of property, plant and equipment           (428)               (668)
                                            ---------------      ---------------
Net Cash Used in Investing Activities               (25,009)               (668)
                                            ---------------      ---------------

Cash Flows from Financing Activities:
  Proceeds from exercise of employee stock
   options                                                6                   4
  Proceeds from acquisition financing                25,000                  --
  Proceeds from long-term debt borrowings             2,200               5,000
  Principal payments on long-term debt               (6,286)             (2,000)
  Cash paid for deferred financing costs               (246)                 --
  Cash paid for purchase of treasury stock               --              (3,225)
                                            ---------------      ---------------
Net Cash Provided by (Used in) Financing
 Activities                                          20,674                (221)
                                            ---------------      ---------------
Net (decrease) increase in Cash and Cash
 Equivalents                                           (198)                312
Cash and Cash Equivalents, Beginning of
 Period                                               2,765               1,748
                                            ---------------      ---------------
Cash and Cash Equivalents, End of Period    $         2,567     $         2,060
                                            ===============      ===============

Cash Paid During the Period for:
  Interest                                  $         1,034     $           589
                                            ===============      ===============
  Income taxes                              $           130     $           102
                                            ===============      ===============

Non-cash Investing activities:
  Adjustment to Retained earnings relating
   to adoption of FIN 48                    $            --     $           485
                                            ===============      ===============
  Accrued Business Acquisition costs        $           295     $            --
                                            ===============      ===============
  Debt assumed in the Acquisition           $         1,000     $            --
                                            ===============      ===============

      See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

                                       6
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.)  Summary of Significant Accounting Policies and Other Disclosures
     ----------------------------------------------------------------

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the periods ended March 31, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries, including those of Marks USA I, LLC ("Marks"), a newly formed subsidiary which acquired substantially all of the assets and certain liabilities of
     G. Marks Hardware, Inc. acquired on August 18, 2008 . The Company has also consolidated a 51%-owned joint venture. The 49% interest, held by a third party, is reflected as minority interest. All inter-company balances and transactions have been eliminated in consolidation.

     The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

     Seasonality

     The  Company's  fiscal  year  begins  on  July  1  and  ends  on  June  30.
     Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. To a lesser degree, sales in Europe are also adversely impacted in the Company's first fiscal quarter because of European vacation patterns, i.e., many distributors and installers are closed for the month of August. In addition, demand is affected by the housing and construction markets. The severity of the current economic downturn may also affect this trend.

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of operations and are expensed as incurred. Advertising expense for the three months ended March 31, 2009 and 2008 was $91,000 and $100,000, respectively. Advertising expense for the nine months ended March 31, 2009 and 2008 was $711,000 and $817,000, respectively.

     Research and Development Costs

     Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of operations and are expensed as incurred. Research and development expense for the three months ended March 31, 2009 and 2008 was $1,259,000 and $1,375,000, respectively. Research and development expense for the nine months ended March 31, 2009 and 2008 was $3,823,000 and $4,097,000, respectively.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

     The Company had two customers with accounts receivable balances that aggregated 31% and 34% of the Company's accounts receivable at March 31, 2009 and June 30, 2008, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

                                       7
================================================================================

     Allowance for Doubtful Accounts

     In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $492,000 and $405,000 as of March 31, 2009 and June 30, 2008, respectively. The Company's reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

     Stock Options

     During the three months ended March 31, 2009 the Company granted no stock options under its 2002 Employee Incentive Stock Option Plan. During the nine months ended March 31, 2009 the Company granted 100,000 stock options under its 2002 Employee Incentive Stock Option Plan. These grants have an exercise price of $4.25, a fair value of approximately $198,000 and vest over a two-year period from the date of grant. There were no options granted under its 2000 Non-employee Incentive Stock Option Plan. During the three months ended March 31, 2009 there were no options exercised under either plan. During the nine months ended March 31, 2009 there were 3,240 options exercised, with proceeds of approximately $6,000, under the 2002 Employee Incentive Stock Option Plan and no exercises under the 2000 Non-employee Incentive Stock Option Plan.

     Intangible Assets

     Under the Statement of Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets", all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment at least annually at the Company's fiscal yearend of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

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

                                       8
================================================================================

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

     Reclassification.

     Certain expenses in Cost of sales for fiscal 2008 have been reclassified to Selling, general and administrative expenses to conform with the current period's presentation.

                                       9
================================================================================

2.)  Stock-based Compensation
     ------------------------

     The Company has established two share incentive programs as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2008. The Company accounts for its stock options and share units granted in accordance with SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") which requires that all stock-based compensation must be recognized as an expense in the financial statements and that cost be measured at the fair market value of the award. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. Stock-based compensation costs of $73,000 and $64,000 were recognized in three months ended March 31, 2009 and 2008, respectively. Stock-based compensation costs of $280,000 and $216,000 were recognized in nine months ended March 31, 2009 and 2008, respectively. Unearned stock-based compensation cost was $370,000 as of March 31, 2009.

     The fair values of stock options granted during the nine months ended March 31, 2009 were estimated on the date of grant using the Black-Scholes option-pricing model that used the following weighted average assumptions:

     Expected life in years         5
     Risk-free interest rates       3.07%
     Volatility                     49.86%
     Dividend yield                 0%

3.)  Inventories, net
     ----------------

     For interim financial statements, inventories are calculated using a gross profit percentage. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a reserve for excess or obsolete inventories. As of March 31, 2009 and June 30, 2008, the balance in this reserve amounted to $1,412,000 and $1,200,000, respectively. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

     Inventories, net of reserves consist of the following (in thousands):


                                                           March 31,   June 30,
                                                             2009       2008
                                                          ----------  ----------

                Component parts                           $   18,651  $  12,924
                Work-in-process                                4,798      4,114
                Finished product                              11,340     10,234

                                                          $   34,789  $  27,272
                                                          ==========  ==========

     Classification of inventories, net of reserves:

                Current                                   $   26,012  $  19,548
                Non-current                                    8,777      7,724
                                                          ----------  ----------

                                                          $   34,789  $  27,272
                                                          ==========  ==========

4.)  Earnings (Loss) Per Common Share
     --------------------------------

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

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

                                           Three months ended March 31, 2009
                                        ----------------------------------------
                                         Net (Loss)      Shares      Per Share
                                        (numerator)   (denominator)   Amounts
                                        ------------  ------------  ------------
     Basic EPS
     ---------
     Net loss, as reported              $     (5,015)       19,096  $    (0.26)
     Effect of dilutive securities
     -----------------------------
     Employee Stock Options             $         --            --  $        -
                                        ------------  ------------  ------------

                                       10
================================================================================

     Diluted EPS
     -----------
     Net loss, as reported and
         assumed option exercises       $     (5,015)       19,096  $    (0.26)
                                        ============  ============  ============

     1,321,000 options to purchase shares of common stock in the three months ended March 31, 2009 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

                                           Three months ended March 31, 2008
                                        ----------------------------------------
                                         Net (Loss)      Shares      Per Share
                                        (numerator)   (denominator)   Amounts
                                        ------------  ------------  ------------

     Basic EPS
     ---------
     Net income, as reported            $      3,277        19,092  $     0.17
     Effect of dilutive securities
     Employee Stock Options             $         --           534  $       --
                                        ------------  ------------  ------------
     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises       $      3,277        19,626  $     0.17
                                        ============  ============  ============

     196,000 options to purchase shares of common stock in the three months ended March 31, 2008 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                             Nine months ended March 31, 2009
                                        ----------------------------------------
                                         Net (Loss)      Shares      Per Share
                                        (numerator)   (denominator)   Amounts
                                        ------------  ------------  ------------
     Basic EPS
     ---------
     Net loss, as reported              $     (4,360)       19,096  $    (0.23)
     Effect of dilutive securities
     Employee Stock Options             $         --            --  $       --
                                        ------------  ------------  ------------
     Diluted EPS
     -----------
     Net loss, as reported and
         assumed option exercises       $     (4,360)       19,096  $    (0.23)
                                        ============  ============  ============

     970,000 options to purchase shares of common stock in the nine months ended March 31, 2009 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

                                             Nine months ended March 31, 2008
                                        ----------------------------------------
                                         Net (Loss)      Shares      Per Share
                                        (numerator)   (denominator)   Amounts
                                        ------------  ------------  ------------

     Basic EPS
     ---------
     Net income, as reported            $      4,824        19,320  $     0.25
     Effect of dilutive securities
     Employee Stock Options             $         --           554  $    (0.01)
                                        ------------  ------------  ------------
     Diluted EPS
     -----------
     Net income, as reported and
         assumed option exercises       $      4,824        19,874  $     0.24
                                        ============  ============  ============

     187,000 options to purchase shares of common stock in the nine months ended March 31, 2008 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

     Option activity during the nine months ended March 31, 2009 is summarized as follows:

                                                     Weighted Average
                                          Options     Exercise Price
                                        ------------  --------------
         Outstanding at July 1, 2008       1,323,480     $ 2.89
         Granted                             100,000       4.25
         Cancelled                                --         --
         Exercised                            (3,240)     (1.90)
                                        ------------

         Outstanding at March 31, 2009     1,420,240       2.99
                                        ============

         Exercisable at March 31, 2009     1,255,588
                                        ============

                                       11
================================================================================

5.)  Acquisition of Business
     -----------------------

     On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25.2 million, the repayment of $1 million of bank debt and the assumption of current liabilities as described more fully in the Asset Purchase Agreement. As such, the operations of Marks have been included in the Company's Statement of Operations for the period August 18, 2008 to March 31, 2009. The Marks business involves the manufacturing and distribution of door-locking devices. The Company completed this acquisition at a price in excess of the value of the net identifiable assets because it believes that the combination of the two companies offers the potential for manufacturing and operational synergies as the Company combines the Marks operations and production into its own door-locking operations and production structure. The Company funded the acquisition with a term loan from its lenders as described in Note 6.

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

     Assets Acquired:
         Cash                                         $        520
         Accounts receivable                                 1,836
         Inventory                                           6,740
         Prepaid expenses and other current assets             112
         Property and equipment                                801
         Goodwill                                              922
         Intangible assets                                  16,440
                                                      ------------
                                                            27,371
                                                      ------------

     Less: Liabilities Assumed:
         Line of credit borrowings outstanding               1,000
         Accounts payable                                      637
         Accrued expenses                                      339
                                                      ------------
                                                             1,976
      Total consideration (including acquisition
         Costs of $222)                               $     25,395
                                                      ============

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

     The unaudited pro-forma consolidated financial information for the three and nine months ended March 31, 2009 and 2008 is as follows (in thousands, except share and per share data):

                                       12
================================================================================

                                  Three Months ended      Nine Months ended
                                       March 31,              March 31,
                                ----------------------  ----------------------
                                   2009        2008        2009        2008
                                ----------  ----------  ----------  ----------

     Pro-forma:
       Net sales                $   14,024  $   22,169  $   53,105  $   64,901
       Net income (loss)        $   (5,015) $    3,390  $   (4,267) $    5,242

     Net income (loss) per
      share:
       Basic                    $    (0.26) $     0.18  $    (0.22) $     0.27
       Diluted                  $    (0.26) $     0.17  $    (0.22) $     0.26

     Weighted average number
      of shares:
       Basic                    19,095,713  19,092,487  19,095,595  19,319,967
       Diluted                  19,095,713  19,626,043  19,095,595  19,873,655

6.)  Long Term Debt
     --------------

     On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility was $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5. The amended revolving credit agreement and term loan was amended in November 2008 to $20,000,000 and is secured by the accounts receivable, a portion of inventory, the Company's headquarters building in Amityville, New York, certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest based on either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. The August amendment extended the revolving credit agreement to August 2012. Any outstanding borrowings are to be repaid or refinanced on or before that time. As of March 31, 2009 there was $11,100,000 outstanding under the revolving credit facility with an interest rate of 5.0% and $23,214,000 outstanding under the term loan with an interest rate of 5.0%. The term loan is being repaid in 19 quarterly installments of $893,000 each, commencing in December 2008, and a final payment of $8,033,000 due in August 2013.

     The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. As of March 31, 2009 the Company was not in compliance with three of the covenants; the ratio of Funded Debt to EBITDA, Debt Service Coverage Ratio and a Modified Quick Ratio. As a result, the banks have notified the Company that they have limited the revolving line of credit to the amount currently outstanding of $11,100,000 until the credit facilities can be amended with the Company. The Company is currently in discussions with its banks regarding waivers for the non-compliance with the covenants at March 31, 2009 and amendments to the existing credit facilities. The Company expects to amend the existing credit facilities and receive the appropriate waivers from its banks but this has not been completed as of the date of this filing. As a result, the Company has classified the amount outstanding under these facilities as a current liability until it completes the amendment with the banks.

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

     The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for the three and nine months ended March 31, 2009 and 2008 (in thousands):

                                  Three Months ended      Nine Months ended
                                       March 31,              March 31,
                                ----------------------  ----------------------
                                   2009        2008        2009        2008
                                ----------  ----------  ----------  ----------

     Sales to external
        customers(1):
     --------------------------
        Domestic                $   12,953  $   13,288  $   45,504  $   38,255
        Foreign                      1,071       2,934       5,082       8,009
                                ----------  ----------  ----------  ----------
                Total Net Sales $   14,024  $   16,222  $   50,586  $   46,264
                                ==========  ==========  ==========  ==========

                                       13
================================================================================

                                         As of
                                ----------------------
                                 March 31,   June 30,
                                  2009        2008
                                ----------  ----------
     Identifiable assets:
        United States           $   68,045  $   50,056
        Dominican Republic (2)      21,614      19,841
        Other foreign countries      5,037       6,826
                                ----------  ----------
          Total Identifiable
             Assets             $   94,696  $   76,723
                                ==========  ==========

     (1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of Net Sales.
     (2) Consists primarily of inventories ($16,818,000 and $14,754,000) and fixed assets ($4,713,000 and $4,970,000) located at the Company's principal manufacturing facility in the Dominican Republic as of March 31, 2009 and June 30, 2008, respectively.

8.)  Commitments and Contingencies
     -----------------------------

     In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations. In August 2008, the Company entered into a lease for the building where Marks has maintained its operations. The lease provides for an annual base rent of $288,750 plus maintenance and real estate taxes, expires in August 2009 and provides for two annual extensions thereafter at similar terms and conditions. In March 2009, the Company began a Restructuring Plan, as described in Note 10, which includes consolidating the operations of Marks from this building into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. The move from the leased building described above is expected to be completed prior to the expiration of the lease. The Marks business involves the manufacturing and distribution of door-locking devices.

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

     The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. There are no current tax examinations in progress. Accordingly, as of March 31, 2009, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

     The Company adopted the provisions of FIN 48 as of July 1, 2007. The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the three and nine months ending March 31, 2009 the Company decreased its reserve for uncertain income tax positions by $95,000 and $84,000, respectively. As a result, as of March 31, 2009 the Company has a long-term accrued income tax liability of $210,000.

10.) Restructuring Costs
     -------------------

     In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these actions are expected to be completed by July 31, 2009, while certain Production-related actions are expected to be completed by December 31, 2009. Accordingly, the Company recognized Restructuring costs of $1,255,000 in the three and nine months ended March 31, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,045,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of March 31, 2009, $905,000 of the $1,255,000 in Restructuring costs has been incurred and $350,000 remains in accrued expenses.

                                       14
================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to continue growing could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, the ability to maintain adequate financing to fund operations, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar, distribution problems, unforeseen environmental liabilities, the uncertain economic, military and political conditions in the world and the successful integration of Marks into our existing operations.

Overview

The Company is a diversified  manufacturer  of security  products,  encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 10% and 17% of our revenues for the nine months ended March 31, 2009 and 2008, respectively.

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

On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25.2 million, the repayment of $1 million of bank debt and the assumption of certain current liabilities. The Company also entered into a lease for the building where Marks has maintained its operations. The lease provides for an annual base rent of $288,750 plus maintenance and real estate taxes, expires in August 2009 and provides for two annual extensions thereafter. In March 2009 the Company began to move the Marks operations into its existing facilities. The Company plans on completing the majority of this consolidation by July 31, 2009. The Marks business involves the manufacturing and distribution of door-locking devices.

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

Economic and Other Factors

Since October 2008, the U.S. and international economies have experienced a significant downturn and continue to be very volatile. In the event that the downturn in the U.S. or international financial markets is prolonged, our revenue, profit and cashflow levels could be materially adversely affected in future periods. This could effect our ability to maintain adequate financing. If the current worldwide economic downturn continues, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the current downturn and market instability makes it difficult for us to forecast our revenues.

Restructuring Costs

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these actions are expected to be completed by July 31, 2009, while certain Production-related actions are expected to be completed by December 31, 2009. Accordingly, the Company recognized Restructuring costs of $1,255,000 in the three and nine months ended March 31, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,045,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of March 31, 2009, $905,000 of the $1,255,000 in Restructuring costs has been incurred and $350,000 remains in accrued expenses.

                                       15
================================================================================

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. To a lesser degree, sales in Europe are also adversely impacted in the Company's first fiscal quarter because of European vacation patterns, i.e., many distributors and installers are closed for the month of August. In addition, demand is affected by the housing and construction markets. The severity of the current economic downturn may also affect this trend.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 10% and 6% for the nine months ended March 31, 2009 and 2008, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 31% and 34% of the Company's accounts receivable at March 31, 2009 and June 30, 2008, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $492,000 and $405,000 as of March 31, 2009 and June 30, 2008, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Inventories

For interim financial statements, inventories are calculated using a gross profit percentage. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a reserve for excess or obsolete inventories. As of March 31, 2009 and June 30, 2008, the balance in this reserve amounted to $1,412,000 and $1,200,000, respectively. This reserve is based in part on subjective estimates and approximations and actual results could differ from those estimates. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

                                       16
================================================================================

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. The balance in this reserve was $1,412,000 and $1,200,000 as of March 31, 2009 and June 30, 2008,
respectively. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Goodwill and Other Intangible Assets

The Company accounts for Goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Intangible assets are reviewed for impairment at least annually at the Company's fiscal year-end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

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

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. There are no current tax examinations in progress. Accordingly, as of March 31, 2009, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

                                       17
================================================================================

Results of Operations

                                             Three months ended March 31,                  Nine months ended March 31,
                                                (dollars in thousands)                       (dollars in thousands)
                                       -----------------------------------------    -----------------------------------------
                                                                   % Increase/                                % Increase/
                                           2009          2008       (decrease)         2009        2008         (decrease)
                                       --------------------------------------------------------------------------------------
Net sales                              $    14,024   $    16,222         (13.5)%    $   50,586  $   46,264              9.3%
Gross profit (loss)                           (196)        5,716        (103.4)%        11,624      16,387            (29.1)%
Gross profit (loss) as a % of net sales       (1.4)%        35.2%        (36.6)%          23.0%       35.4%           (12.4)%
Selling, general and administrative          4,919         4,148          18.6%         15,142      12,731             18.9%
Selling, general and administrative as
 a percentage of net sales                    35.1%         25.6%          9.5%           29.9%       27.5%             2.4%
Operating income (loss)                     (5,260)        1,568        (435.5)%        (3,663)      3,656           (200.2)%
Interest expense, net                          426           216          97.2%          1,170         635             84.3%
Other (income) expense                          76            12         533.3%            101          30            236.7%
Minority interest in net (loss) income
 of subsidiary                                (112)           33        (439.4)%            --          92           (100.0)%
Provision (Benefit) for income taxes          (859)       (1,904)         54.9%           (574)     (1,741)            67.0%
Net income (loss)                           (5,015)        3,277        (253.0)%        (4,360)      4,824           (190.4)%

Sales for the three months ended March 31, 2009 decreased by approximately 14% to $14,024,000 as compared to $16,222,000 for the same period a year ago. Sales for the nine months ended March 31, 2009 increased by approximately 9% to $50,586,000 as compared to $46,264,000 for the same period a year ago. The decrease in sales for the three months ended March 31, 2009 was primarily from decreased sales of the Company's intrusion products ($2,974,000), products specific to the Company's Middle East operation ($1,595,000), door locking products ($1,441,000) and access control products ($369,000) as partially offset by the net sales added from the Marks acquisition ($4,177,000). The increase in sales for the nine months ended March 31, 2009 was primarily the result of the net sales added from the Marks acquisition ($12,265,000) and an increase in the company's door-locking products ($379,000) as partially offset by decreases in the Company's intrusion products ($6,725,000), products specific to the Company's Middle East operation ($1,484,000) and access control products
($114,000). The Company's sales were adversely affected by the worldwide economic downturn to a greater extent in the quarter ended March 31, 2009 as compared to previous quarters.

Gross profit for the three months ended March 31, 2009 decreased to a loss of $196,000 or (1.4)% of sales as compared to a profit of $5,716,000 or 35.2% of sales for the same period a year ago. Gross profit for the nine months ended March 31, 2009 decreased to $11,624,000 or 23.0% of sales as compared to $16,387,000 or 35.4% of sales for the same period a year ago. The decrease in Gross profit in dollars and as a percentage of sales for the three and nine months was primarily due to the decrease in sales of the Company's non-Marks products as described above as well as $1,110,000 in restructuring costs in the three and nine months ended March 31, 2009 as partially offset by the addition of the Gross profit of Marks ($1,118,000 and $3,732,000, respectively) resulting from the acquisition on August 18, 2008.

Selling, general and administrative expenses for the three months ended March 31, 2009 increased by $771,000 to $4,919,000, or 35.1% of sales, as compared to $4,148,000, or 25.6% of sales a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2009 increased by $2,411,000 to $15,142,000, or 29.9% of sales, as compared to $12,731,000, or 27.5% of sales a year ago. The increases in dollars for the three and nine months ended March 31, 2009 was due primarily to the additional expenses relating to Marks ($820,000 and $2,415,000, respectively). The increases as a percentage of sales are due primarily to the decreases in sales as described above.

Interest expense, net for the three months ended March 31, 2009 increased by $210,000 to $426,000 as compared to $216,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2009 increased by $535,000 to $1,170,000 as compared to $635,000 for the same period a year ago. The increase in interest expense for the three and nine months resulted primarily from the increase in the Company's average outstanding debt, which was due to the $25,000,000 term loan utilized for the Marks acquisition in August 2008.

The Company's provision for income taxes for the three months ended March 31, 2009 increased by $1,045,000 to a benefit of $859,000 as compared to a benefit of $1,904,000 for the same period a year ago. The Company's provision for income taxes for the nine months ended March 31, 2009 increased by $1,167,000 to a benefit of $574,000 as compared to a benefit of $1,741,000 for the same period a year ago. The increase in provision for income taxes for the three and nine months resulted primarily from the benefits recognized in the third quarter of fiscal 2008 for the reversal of certain tax reserves for which the statute of limitations expired and also in the second quarter of fiscal 2008 relating to the Company's corporate restructuring. As a result, the Company's effective rate for income tax was 14.6% and 11.6% for the three and nine months ended March 31, 2009, respectively as compared to (138.7)% and (56.4)% for the same periods a year ago.

                                       18
================================================================================

Net income decreased by $8,292,000 to a loss of $5,015,000 or $(0.26) per diluted share for the three months ended March 31, 2009 as compared to income of $3,277,000 or $0.17 per diluted share for the same period a year ago. Net income decreased by $9,184,000 to a loss of $4,360,000 or $(0.23) per diluted share for the nine months ended March 31, 2009 as compared to income of $4,824,000 or $0.24 per diluted share for the same period a year ago. The decrease for the three and nine months ended March 31, 2009 was primarily due to the decrease in net sales and gross profit in the Company's intrusion product lines.

Liquidity and Capital Resources
-------------------------------

During the nine months ended March 31, 2009 the Company utilized all of its cash from operations and additional borrowings to complete the Marks acquisition ($26,173,000, which includes payment of the $1,000,000 of assumed debt), purchase inventory ($756,000) and property, plant and equipment ($428,000). As a result of the Company not being in compliance with the financial ratios described below, the Company's banks have notified the Company that they have limited the revolving line of credit to the amount currently outstanding of $11,100,000 until the credit facilities can be amended with the Company. The Company is currently in discussions with its banks regarding waivers for the non-compliance with the covenants at March 31, 2009 and amendments to the existing credit facilities. The Company expects to amend the existing credit facilities and receive the appropriate waivers from its banks but this has not been completed as of the date of this filing. As a result, the Company has classified the amount outstanding under these facilities as a current liability until it completes the amendment with the banks. While the Company expects to be able to negotiate amended credit facilities, should it fail to do so its current working capital, cash flows from operations and its revolving credit agreement may not be sufficient to fund the Company's operations through the next twelve months.

Accounts Receivable at March 31, 2009 decreased $7,249,000 to $18,574,000 as compared to $25,823,000 at June 30, 2008. This decrease is primarily the result of the lower sales volume during the quarter ended March 31, 2009 as compared to the quarter ended June 30, 2008, which is typically the Company's highest, as partially offset by the Accounts Receivable generated by Marks ($2,179,000).

Inventories at March 31, 2009 increased by $7,517,000 to $34,789,000 as compared to $27,272,000 at June 30, 2008. This increase was primarily the result of the Marks acquisition ($5,064,000) as well as the Company level-loading its production schedule in anticipation of its historical sales cycle where a larger portion of the Company's sales occur in the latter fiscal quarters as compared to the earlier quarters. The Company initiated several steps in order to reduce inventory levels in fiscal 2008 and is continuing them in fiscal 2009. These efforts were mitigated by the decreased sales volume that has occurred during the first nine months of fiscal 2009 (exclusive of the sales resulting from the Marks acquisition) and which was below the sales forecast used by the Company to plan and build it's inventory. These forecasts have been adjusted subsequent to March 31, 2009.

On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility was $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5. The amended revolving credit agreement and term loan was amended in November 2008 to $20,000,000 and amended in May 2009 to $11,100,000 and is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest based on either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. The August amendment extended the revolving credit agreement to August 2012. Any outstanding borrowings are to be repaid or refinanced on or before that time. As of March 31, 2009 there was $11,100,000 outstanding under the revolving credit facility with an interest rate of 5.0% and $23,214,000 outstanding under the term loan with an interest rate of 5.0%. The term loan is being repaid in 19 quarterly installments of $893,000 each, commencing in December 2008, and a final payment of $8,033,000 due in August 2013. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. The Company is currently not in compliance with the covenants relating to the ratio of Funded Debt to EBITDA, Debt Service Coverage Ratio and a Modified Quick Ratio, which constitutes an event of default under its credit facilities, and is currently in discussions with it's banks regarding the appropriate waivers as well as amendments to the existing credit facilities as discussed above.

As of March 31, 2009 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

                                       19
================================================================================

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest based on the prime rate or an alternate rate based on LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At March 31, 2009, an aggregate principal amount of approximately $34,314,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 5.0%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $343,000 in interest that year.

A significant number of foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company transacts certain sales in Europe in British Pounds Sterling, therefore exposing itself to a certain amount of foreign currency risk. Management believes that the amount of this exposure is immaterial. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual decrease in income from operations of approximately $315,000.


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

At the conclusion of the period ended March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report except as follows:

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

The Company has excluded from this assessment the internal control over financial reporting of Marks USA, which was acquired in August 2008. Total assets and total net sales subject to Marks USA internal control over financial reporting, represented 26% and 24%, respectively, of the Company's consolidated total assets and net sales for the nine months ended March 31, 2009.

During the third quarter of fiscal 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except for the procedure described above which has corrected the weakness relating to interim Gross profit and inventory calculations.

                                       20
================================================================================

PART II: OTHER INFORMATION

Item 1A. Risk Factors
         ------------

     Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2008. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2008 during the three months ended March 31, 2009 except as follows:

     Our  Business  Could Be  Materially  Adversely  Affected as a Result of the
     ---------------------------------------------------------------------------
     Inability to Maintain Adequate Financing
     ----------------------------------------

     Our business is dependent on maintaining the financing used in the Marks acquisition and to fund operations. The current debt facilities provide for certain minimum payments on the Marks term loan and financial covenants relating to ratios affected by profit and debt levels. If profits or cash-flow levels decline below the minimums required to meet these covenants or make the minimum debt payments, the debt facilities may be materially adversely affected. Effects on the Company's financing could include higher interest costs, reduction in borrowing availability or revocation of the existing credit facilities.

     Our Business Could Be Materially  Adversely Affected as a Result of General
     ---------------------------------------------------------------------------
     Economic and Market Conditions
     ------------------------------

     We are subject to the effects of general economic and market conditions. If these conditions deteriorate, our business, results of operations or financial condition could be materially adversely affected. In addition, since October 2008, the U.S. and international economies have experienced a significant downturn and continue to be very volatile. In the event that the downturn in the U.S. or international economies is prolonged, our revenue levels could be materially adversely affected in future periods. If the current worldwide economic downturn continues, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the current downturn and market instability makes it difficult for us to forecast our revenues.

     Our Business  Could Be  Materially  Adversely  Affected by the Inability to
     ---------------------------------------------------------------------------
     Reduce Expenses Relative to the Current Decreases in Sales Levels
     -----------------------------------------------------------------

     While Management has begun implementation of a restructuring plan to reduce expense levels relative to current sales levels, if this plan is unsuccessful, delayed or sales levels decrease further, our business may be adversely affected.

     Our Business Could Be Materially  Adversely  Affected by the Integration of
     ---------------------------------------------------------------------------
     Marks into Our Existing Operations
     ----------------------------------

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

Item 6. Exhibits
        --------


     31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President

     31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance

     32.1 Section 1350 Certifications

                                       21
================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 21, 2009


                        NAPCO SECURITY TECHNOLOGIES, INC.
                                  (Registrant)


By:  /s/ RICHARD L. SOLOWAY
     -------------------------------------------------------------
     Richard L. Soloway
     Chairman of the Board of Directors, President and Secretary
     (Chief Executive Officer)


By:  /s/ KEVIN S. BUCHEL
     -------------------------------------------------------------
     Kevin S. Buchel
     Senior Vice President of Operations and Finance and Treasurer (Principal Financial and Accounting Officer)





                                       22
================================================================================