Form 10-K
period 2009-06-30
NAPCO SECURITY SYSTEMS INC
filed 2009-10-13
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

                                   (Mark One)

        [X]    Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 For the fiscal year
                              ended June 30, 2009
                                       or
        [ ]    Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 For the Transition
                         period from ______ to ______

                         Commission File Number 0-10004

                                    ---------

                        NAPCO SECURITY TECHNOLOGIES, INC.
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No X

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes _ No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "Large accelerated filer", "Accelerated filer" and "Smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer _    Accelerated filer _    Non-accelerated filer _
                           Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Act).  Yes _  No X

As of December 31, 2008, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $15,494,756.

As of October 12, 2009, 19,095,713 shares of common stock of Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2009 Annual Meeting of Stockholders.

                                     PART I
                                     ------


ITEM 1:  BUSINESS.

NAPCO Security Technologies, Inc. ("NAPCO" or the "Company") was incorporated in December 1971 in the State of Delaware. Its executive offices are located at 333 Bayview Ave, Amityville NY 11701. Its telephone number is (631) 842-9400.

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

Acquisition

On August 18, 2008, the Company acquired substantially all of the assets and business of Marks for $25.2 million, the repayment of $1 million of bank debt and the assumption of certain current liabilities. The Company also entered into a lease for the building where Marks had maintained its operations. The lease provides for an annual base rent of $288,750 plus maintenance and real estate taxes and expired in August 2009. In March 2009, the Company began to move the Marks operations into its existing facilities in Amityville and the Dominican Republic. In August 2009, the Company completed the move of all operations that had not been transferred to its Dominican plant out of the Marks building and into the Company's corporate headquarters in Amityville. The Company expects to complete the move of the majority of the Marks manufacturing operations to the Dominican facility by December 2009. The Marks business involves the manufacturing and distribution of door-locking devices.

Restructuring Costs

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these actions have been completed by July 31, 2009, while certain Production-related actions are expected to be completed by December 31, 2009. Accordingly, the Company recognized restructuring costs of $1,274,000 in the fiscal year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of June 30, 2009, $1,138,000 of the $1,274,000 in restructuring costs has been incurred and $136,000 remains in accrued expenses.

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

Research and Development

The Company's business involves a high technology element. During the fiscal years ended June 30, 2009 and 2008, the Company expended approximately $5,116,000 and $5,500,000, respectively, on Company-sponsored research and development activities conducted by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2009, the Company had approximately 774 full-time employees.

Marketing

The Company's staff of 48 sales and marketing support employees located at the Company's Amityville, United Kingdom and Dubai offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 49% and 63% of the Company's total sales for the fiscal years ended June 30, 2009 and 2008, respectively. The remaining revenues are primarily from installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities. Some of the Company's products are marketed under the "private label" of certain customers.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $1,554,000 and $1,750,000 existed as of June 30, 2009 and 2008, respectively.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last two fiscal years are summarized in the following table:

        Financial Information Relating to Domestic and Foreign Operations
        -----------------------------------------------------------------
                                         2009                 2008
                                         ----                 ----
                                               (in thousands)
Sales to external customers(1):
         Domestic                       $62,676              $56,122
         Foreign                          6,889               12,245
                                        -------              -------
         Total Net Sales                $69,565              $68,367
                                        =======              =======

Identifiable assets:
         United States                  $60,456              $50,056
         Dominican Republic (2)          18,822               19,841
         Other foreign countries          2,308                6,826
                                        -------              -------
         Total Identifiable Assets      $81,586              $76,723
                                        =======              =======

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories ($13,960,000) and fixed assets ($4,696,000) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Our Business Could Be Materially Adversely Affected as a Result of General
--------------------------------------------------------------------------
Economic and Market Conditions
------------------------------

We are subject to the effects of general economic and market conditions. If these conditions deteriorate, our business, results of operations or financial condition could be materially adversely affected. In addition, since October 2008, the U.S. and international economies have experienced a significant downturn and continue to be very volatile. In the event that the downturn in the U.S. or international economies is prolonged or worsens, our revenue levels could be further materially adversely affected in future periods. If the current worldwide economic downturn continues, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the current downturn and market instability makes it difficult for us to forecast our revenues.

Our Business Could Be Materially Adversely Affected as a Result of the Inability
--------------------------------------------------------------------------------
to Maintain Adequate Financing
------------------------------

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

Our Business Could Be Materially Adversely Affected by the Inability to Reduce
------------------------------------------------------------------------------
Expenses Relative to the Current Decreases in Sales Levels
----------------------------------------------------------

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

Our Business Could Be Materially Adversely Affected as a Result of Lessening
----------------------------------------------------------------------------
Demand in the Security Market
-----------------------------

Our revenue and profitability depend on the overall demand for our products. Continued or worsening delays or reductions in spending, domestically or internationally, for electronic security systems could further materially adversely affect demand for our products, which could result in decreased revenues or earnings.

The Markets We Serve Are Highly Competitive and We May Be Unable to Compete
---------------------------------------------------------------------------
Effectively
-----------

We compete with approximately 20 other companies that manufacture and market security equipment to distributors, dealers, control stations and original equipment manufacturers. Some of these companies may have substantially greater financial and other resources than the Company. The Company competes primarily on the basis of the features, quality, reliability and pricing of, and the incorporation of the latest innovative and technological advances into, its products. The Company also competes by offering technical support services to its customers. In addition, the Company competes on the basis of its expertise, its proven products, its reputation and its ability to provide products to customers on a timely basis. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company's business.

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

The Company's Products are Subject to Technological Changes from Time to Time,
------------------------------------------------------------------------------
Which may Result in Increased Research and Developments Expenditures to Attract
-------------------------------------------------------------------------------
or Retain Customers
-------------------

The industry in which the Company operates is characterized by constantly improved products. Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively, which will require continued expenditures for product engineering, sales and marketing. The Company's research and development expenditures, which were $5,116,000 and $5,500,000 for 2009 and 2008, respectively, are principally targeted at enhancing existing products, and to a lesser extent at developing new ones. If the Company cannot modify its products to meet its customers' changing needs, we may lose sales.

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


Our Business Could Be Materially Adversely Affected by the Integration of Marks
-------------------------------------------------------------------------------
into Our Existing Operations
----------------------------

Our business is dependent on the orderly, effective integration of the acquired Marks business, technologies, product lines and employees into our organization. If this integration is unsuccessful, our business may be materially adversely affected.

The Company's Debt Repayments Relating to the Acquisition of Marks Require
--------------------------------------------------------------------------
Substantially Higher Cashflows
------------------------------

The Marks acquisition requires quarterly principal debt repayments of approximately $893,000, plus interest, that are in addition to the Company's historical cash-flow requirements. A significant decline in the Company's earnings or cashflows could put at risk the Company's ability to repay this debt as well as to failing to meet certain financial covenants within the Revolving Credit Agreement and the Term Loan as amended.

ITEM 1B:  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2:  PROPERTIES.

The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. In March 2009, the Company began a Restructuring Plan, as described in Note 14, which includes consolidating the operations of Marks from this building into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. The move from the leased building described below was completed in August 2009, prior to the expiration of the lease. The Marks business involves the manufacturing and distribution of door-locking devices.

The Company leased a building of approximately 35,000 square feet in Amityville, NY. This facility provided all of the administrative, production and warehousing space for the Company's recent Marks acquisition. The lease commenced in August 2008 and expired in August 2009.

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A. (formerly known as NAPCO/Alarm Lock Grupo International, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2009, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

The Company's foreign subsidiary located in the United Kingdom, Napco Group Europe Ltd, leases office space of approximately 167 square feet. This lease expires in October 2009.

The Company's sales office located in the United Arab Emirates leases office space of approximately 500 square feet. This lease expired in June 2009 and provides for an annual renewal at substantially the same terms and conditions. The renewal has not yet been executed but the Company anticipates renewing this lease through June 2010.

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

                                   Quarter Ended Fiscal 2009
                                   -------------------------
Common Stock        Sept. 30        Dec. 31        March 31        June 30
                    --------        -------        --------        -------

High                $4.54           $2.90          $2.82           $1.72
Low                 $2.45           $1.02          $0.76           $1.01


                                   Quarter Ended Fiscal 2008
                                   -------------------------
Common Stock        Sept. 30        Dec. 31        March 31        June 30
                    --------        -------        --------        -------

High                $6.94           $6.25          $6.45           $5.00
Low                 $5.35           $4.83          $4.65           $4.45

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of October 7, 2009 was 128 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any cash dividends must be approved by the Company's lenders.

Equity Compensation Plan Information as of June 30, 2009


                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                           NUMBER OF SECURITIES TO     WEIGHTED AVERAGE         FUTURE ISSUANCE
                                           BE ISSUED UPON EXERCISE     EXERCISE PRICE OF     (EXCLUDING SECURITIES
                                           OF OUTSTANDING OPTIONS     OUTSTANDING OPTIONS   REFLECTED IN COLUMN (a)
             PLAN CATEGORY                           (a)                      (b)                     (c)

Equity compensation plans approved by             1,420,240                  $2.99                  388,000
security holders:

Equity compensation plans not approved               __                        __                      __
by security holders:
                                          -------------------------- ---------------------- -------------------------
Total                                            1,420,000                   $2.99                  388,000
                                          ========================== ====================== =========================


ITEM 6:  SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.


                                                                    Fiscal Year Ended and at June 30
                                             --------------------------------------------------------------------------------
                                                             (In thousands, except share and per share data)

                                              2009(1)            2008            2007(2)           2006(2)         2005(2)(3)
                                              -------            ----            -------           -------         ----------
Statement of earnings data:
---------------------------
Net Sales                                       $69,565          $68,367           $66,202          $69,548           $65,229
Gross Profit                                     15,096           20,412            23,998           26,956            24,641
Impairment of Goodwill                            9,686               --                --               --                --
(Loss) Income from Operations                  (14,917)            3,137             6,501            9,523             8,910
Net (Loss) Income                              (13,382)            3,718             4,217            6,119             5,629
Cash Flow Data:
Net cash flows provided by (used in)
operating activities                              6,792            3,784           (3,674)            (168)             7,205
Net cash flows used in investing activities    (25,229)          (1,045)           (1,294)          (1,679)             (658)
Net cash flows (used in) provided by
financing activities                             19,781          (1,722)             3,978            3,407           (6,165)

Per Share Data:
---------------
Net (loss) earnings per common share:
   Basic                                         $(.70)             $.19              $.21             $.31              $.29
   Diluted                                       $(.70)             $.19              $.20             $.30              $.28
Weighted average common shares outstanding:
   Basic                                     19,096,000       19,263,000        19,961,000       19,785,000        19,265,000
   Diluted                                   19,096,000       19,802,000        20,599,000       20,605,000        20,284,000
Cash Dividends declared per common share (4)       $.00             $.00              $.00             $.00              $.00

Balance sheet data (5):
-----------------------
Working capital                                 $22,404          $41,293           $40,527          $36,321           $31,017
Total assets                                     81,586           76,723            76,785           71,198            59,907
Long-term debt                                   18,749           12,400            10,900            4,700             1,950
Stockholders' equity                             40,515           53,542            53,257           50,850            43,678


(1) Includes the operations and assets of Marks USA I which was acquired in August 2008.
(2) Certain expenses in Cost of sales have been reclassified to Selling, general and administrative expense to conform to the current year's presentation.
(3) Share and per share data have been restated to reflect the effect of a 2:1 stock split effective April 2004, a 20% stock dividend effective November 2004, a 3:2 stock split effective December 2005 and a 3:2 stock split effective June 2006.
(4) The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be approved by the Company's primary lenders.
(5) Working capital is calculated by deducting Current Liabilities from Current Assets.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 10% and 18% of our revenues for the fiscal years ended June 30, 2009 and 2008 respectively.

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

On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25.2 million, the repayment of $1 million of bank debt and the assumption of certain current liabilities. The Company also entered into a lease for the building where Marks has maintained its operations. The lease provided for an annual base rent of $288,750 plus maintenance and real estate taxes and expired in August 2009. In March 2009, the Company began to move the Marks operations into its existing facilities. The Company completed the majority of this consolidation by August 31, 2009. The Marks business involves the manufacturing and distribution of door-locking devices.

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in fiscal 2009 did not contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

Since October 2008, the U.S. and international economies have experienced a significant downturn and continue to be very volatile. In the event that the downturn in the U.S. or international financial markets is prolonged, our revenue, profit and cashflow levels could be materially adversely affected in future periods. This could affect our ability to maintain adequate financing. If the current worldwide economic downturn continues, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the current downturn and market instability makes it difficult for us to forecast our revenues.

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

Restructuring Costs

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these actions have been completed by July 31, 2009, while certain Production-related actions are expected to be completed by December 31, 2009. Accordingly, the Company recognized restructuring costs of $1,274,000 in the fiscal year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of June 30, 2009, $1,138,000 of the $1,274,000 in restructuring costs has been incurred and $136,000 remains in accrued expenses.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 9% and 6% for fiscal years ended June 30, 2009 and 2008, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 24% and 34% of the Company's accounts receivable at June 30, 2009 and 2008, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $400,000 and $405,000 as of June 30, 2009 and 2008, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. For the fiscal years 2009 and 2008, net charges and balances in these reserves amounted to $247,000 and $1,447,000; and $0 and $1,200,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Goodwill and Other Intangible Assets

The Company accounts for Goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Intangible assets are reviewed for impairment at least annually at the Company's fiscal year-end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At the conclusion of fiscal 2009, the Company performed its annual impairment evaluation required by this standard and determined that its goodwill relating to its Alarm Lock and Continental subsidiaries is impaired. Accordingly, the Company recorded an impairment charge of $9,686,000 which represents the unamortized balance of this Goodwill.

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

Income Taxes

The Company adopted the provisions of FIN 48 as of July 1, 2007. The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. As a result the Company increased its accrued income tax liability by $715,000, from $1,836,000 to $2,551,000, to provide for additional reserves for uncertain income tax positions for U.S. Federal and State income tax purposes. The fiscal 2006 and forward years are still open for examination. The increase in the accrued income tax liability of $715,000 was offset in part by a $230,000 increase to a deferred income tax asset, resulting in a net reduction to retained earnings of $485,000 (representing the cumulative effect of adopting FIN48).

During the year ending June 30, 2009 the Company decreased its reserve for uncertain income tax positions by $73,000. As of June 30, 2009 the Company has a long-term accrued income tax liability of $176,000. The Company's practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2009, the Company had accrued interest totaling $37,000 and $141,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $72,000) that, if recognized, would favorably affect the company's effective income tax rate in any future period.

For the year ended June 30, 2009, the company recognized a net benefit to income tax expense of $53,000 ($99,000 liability reversal including interest, less the related $34,000 reversal of deferred tax asset, plus current year interest accrual on other reserves of $12,000).

The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of income for fiscal 2009 is as follows (dollars in thousands):

                                                           % of
                                                          Pre-tax
                                              Amount      Income
                                              ------      -------

Tax at Federal statutory rate                $(5,672)       34.0%
Increases (decreases) in
   taxes resulting from:
   Meals and entertainment                        58       (0.4)%
      State income taxes, net of
         Federal income tax benefit               18       (0.1)%
   Foreign source income and taxes             2,224      (13.3)%
   Stock based compensation expense              107       (0.6)%
   Tax reserve reversal                           53         0.3%
   Other, net                                     19       (0.1)%
                                             --------     -------

Provision for income taxes                   $(3,299)     (19.8)%
                                             ========     =======


Liquidity and Capital Resources

The Company's cash on hand combined with proceeds from operating and financing activities during fiscal 2009 were adequate to meet the Company's capital expenditure needs and long-term debt obligations. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of financing related to borrowings under an $11,100,000 secured revolving credit facility. As of June 30, 2009 $11,100,000 was outstanding under this revolving line of credit. The Company expects that cash generated from operations will be adequate to meet its short-term liquidity requirements. As of June 30, 2009, the Company's unused sources of funds consisted principally of $4,109,000 in cash.

On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility was $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5 of the accompanying consolidated financial statements. The amended revolving credit agreement and term loan was amended in June 2009 to $11,100,000 and is secured by the accounts receivable, a portion of inventory, the Company's headquarters building in Amityville, New York, certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest based on either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. Any outstanding borrowings are to be repaid or refinanced on or before that time. As of June 30, 2009 there was $11,100,000 outstanding under the revolving credit facility with an interest rate of 7.25% and $22,321,000 outstanding under the term loan with an interest rate of 7.25%. The term loan is being repaid in 19 quarterly installments of $893,000 each, commencing in December 2008, and a final payment of $8,033,000 due in August 2013.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the amended agreement. As of June 30, 2009 the Company was not in compliance with the covenants relating to net income and ratios associated with maximum leverage, a modified quick ratio and debt service coverage for which it has received the appropriate waivers from its banks. The Company and its banks also amended the facilities to provide for a borrowing base formula in calculating availability under the revolving credit line.

Management believes that current working capital and cash flows from operations will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2011.

The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                                    2009             2008
                                    ----             ----
    Current Ratio                 2.0 to 1         5.7 to 1
    Sales to Receivables          3.5 to 1         2.7 to 1
    Total debt to equity          .82 to 1         .23 to 1

As of June 30, 2009, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, at an annual cost of approximately $288,000.

On August 18, 2008, the Company, pursuant to an Asset Purchase Agreement with Marks, acquired substantially all of the assets and business for $25 million, the repayment of $1 million of bank debt and the assumption of current liabilities as described more fully in the Asset Purchase Agreement. The Marks business involves the manufacturing and distribution of door-locking devices. The Company funded the acquisition with a term loan from its lenders as described above.

The acquisition described above has been accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. The estimates of fair value were subject to adjustment for a period of up to one year from the date of acquisition, and such adjustments were not material. Costs in excess of identifiable net assets acquired were allocated to goodwill in the first quarter of fiscal 2009.

Working Capital. Working capital decreased by $18,889,000 to $22,404,000 at June 30, 2009 from $41,293,000 at June 30, 2008. The decrease in working capital was primarily the result of the classification of the Company's outstanding debt under its revolving line of credit as a current liability. The term loan was obtained during fiscal 2009 and the outstanding debt under the revolving line of credit was classified as a non-current liability as June 30, 2008. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable decreased by $5,824,000 to $19,999,000 at June 30, 2009 from $25,823,000 at June 30, 2008. This decrease resulted primarily from the lower net sales during the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008 as well as the Company granting less generous credit terms to its customers.

Inventories. Inventories increased by $1,562,000 to $28,834,000 at June 30, 2009 as compared to $27,272,000 at June 30, 2008. The increase in inventory levels was primarily the result of the Company acquiring the assets of Marks as partially offset by a reduction in its procurement and production levels of its non-Marks products..

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $1,296,000 to $7,437,000 as of June 30, 2009 as compared to $8,733,000 at June 30, 2008. This decrease is primarily due to decreased purchases of raw materials during the month of June 2009 as compared to June 2008, which was primarily the result of a lower sales forecast for the fourth quarter of fiscal 2009 as compared to the same quarter a year ago as well as the Company's more accurate forecasting and production planning as previously discussed.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company's contractual obligations by fiscal year:


                                                                    Payments due by period
                                      -------------------------------------------------------------------------------------
                                                        Less than 1                                         More than 5
                                                        ------------                                        ------------
   Contractual obligations                Total             year            1-3 years        3-5 years         years
   -----------------------                -----             ----            ---------        ---------         -----

Long-term debt obligations               $33,421,000    $14,672,000         $7,144,000      $11,605,000     $        --


Land lease (83 years remaining) (1)       23,904,000        288,000            576,000          576,000      22,464,000

Operating lease obligations                  190,000        153,000             37,000               --              --

Other long-term obligations
(employment agreements) (1)                2,609,000      1,464,000            770,000          375,000              --
                                      -------------------------------------------------------------------------------------
Total                                    $60,124,000     $5,477,000         $8,527,000      $23,656,000     $22,464,000
                                      =====================================================================================

(1) See footnote 12 to the accompanying consolidated financial statements.


Results of Operations

Fiscal 2009 Compared to Fiscal 2008

                                         Fiscal year ended June 30,
                                         --------------------------
                                                                  % Increase/
                                          2009         2008        (decrease)
                                          ----         ----       -----------

Net sales                              $  69,565     $ 68,367          1.8%
Restructuring costs included in
cost of sales                              1,110            -
Gross profit                              15,096       20,412       (26.0)%
Gross profit as a % of net sales           21.7%        29.9%        (8.2)%
Selling, general and administrative       20,163       17,275         16.7%

Impairment of goodwill                     9,686            -

Other restructuring costs                    164            -
(Loss) income from operations           (14,917)        3,137      (575.5)%
Interest expense, net                      1,637          819         99.9%
Other expense, net                           127           42        202.4%
(Benefit)for income taxes                (3,299)      (1,408)        134.3%

Net (loss) income                       (13,382)        3,718         11.8%

Net sales in fiscal 2009 increased by 1.8% to $69,565,000 from $68,367,000 in fiscal 2008. The increase in sales was primarily the result of the net sales added from the Marks acquisition ($16,936,000) as partially offset by a decrease in intrusion detection products ($10,977,000), door-locking products ($1,054,000), access control products ($594,000) and products specific to the Company's Middle East operation ($3,113,000). The Company's sales were adversely affected by the worldwide economic downturn.

The Company's gross profit decreased $5,316,000 to $15,096,000 or 21.7% of net sales in fiscal 2009 as compared to $20,412,000 or 29.9% of net sales in fiscal 2008. The decrease in gross profit in both absolute dollars and as a percentage of net sales was due primarily to the decrease in net sales of the Company's non-Marks products and the resulting reduction in overhead absorption in the production of these products.

Selling, general and administrative expenses as a percentage of net sales increased to 29.0% in fiscal 2009 from 25.3% in fiscal 2008. Selling, general and administrative expenses for fiscal 2009 increased $2,888,000 to $20,163,000 from $17,275,000 in fiscal 2008. These increases resulted primarily from the addition of Marks expenses in fiscal 2009, including $1,231,000 in amortization expense on Intangible assets, and the net sales for fiscal 2009 increasing by a lower proportion than these additional expenses.

Interest expense for fiscal 2009 increased by $818,000 to $1,637,000 from $819,000 for the same period a year ago. The increase in interest expense is primarily the result of the increase in outstanding debt relating to the Marks acquisition term loan and higher borrowing rates charged by the Company's primary banks as partially offset by the Company's reduction of its outstanding borrowings under its revolving line of credit.

Other expenses increased slightly to $127,000 in fiscal 2009 as compared to $42,000 in fiscal 2008.

The Company's benefit for income taxes for fiscal 2009 increased by $1,891,000 to a benefit of $3,299,000 as compared to a benefit of $1,408,000 for the same period a year ago. The decrease in provision for income taxes resulted primarily from the Company recognizing a net tax benefit to income tax expense of $3,293,000 resulting from the impairment charge to goodwill recognized in fiscal 2009. In addition, in December 2007 the Company completed a corporate restructuring for which new offshore companies were formed. As a result, the Company's effective rate for fiscal 2009, prior to the effect of the $3,293,000 benefit described above, was 0%, which reflected this restructuring.

Net income for fiscal 2009 decreased by $17,100,000 to $(13,382,000) as compared to $3,718,000 in fiscal 2008. This resulted primarily from the impairment charge to goodwill of $9,686,000, the decrease in Gross profit of $5,316,000 and the increase in Selling, general and administrative expenses of $2,888,000 as partially offset by the $3,293,000 tax benefit, all of which are discussed above.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and a term loan) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At June 30, 2009, an aggregate principal amount of approximately $33,421,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 7.25%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $334,000 in interest that year.

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


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

a. Financial Statements: Financial statements required pursuant to this Item are presented on pages FS-1 through FS-25 of this report as follows:
               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                     FS-1

Report of Independent Registered Public Accounting Firm                     FS-2

   Consolidated Financial Statements:

   Consolidated Balance Sheets as of June 30, 2009 and 2008                 FS-3

   Consolidated Statements of Operations for the Fiscal Years Ended         FS-5
   June 30, 2009 and 2008

   Consolidated Statements of Stockholders' Equity for the Fiscal           FS-6
   Years Ended June 30, 2009 and 2008

   Consolidated Statements of Cash Flows for the Fiscal Years Ended         FS-7
   June 30, 2009 and 2008

   Notes to Consolidated Financial Statements                               FS-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Stockholders of NAPCO Security Technologies, Inc. and Subsidiaries, Amityville, NY

We have audited the accompanying consolidated balance sheet of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2009, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Napco Security Technologies, Inc. and Subsidiaries as of June 30, 2009 and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
October 13, 2009


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of NAPCO Security Technologies, Inc. (formerly known as Napco Security Systems, Inc.) and Subsidiaries.

We have audited the accompanying consolidated balance sheets of NAPCO Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2008. Our audit also included the financial statement schedule as of and for the year ended June 30, 2008 listed in the index at item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NAPCO Security Technologies, Inc. and Subsidiaries, as of June 30, 2008, and the results of its operations and its cash flows for the year ended June 30, 2008 in conformity with generally accepted accounting principles in the United States.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions in accordance with FASB Interpretation 48 "Accounting for Uncertainty in Income Taxes - an Integration of FASB Statement No. 109" on July 1, 2007.


/s/MARCUM LLP (formerly Marcum & Kliegman LLP)

Melville, New York
September 30, 2008

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             June 30, 2009 and 2008
                                 (In Thousands)

                                     ASSETS


                                                             2009         2008
                                                            -------      -------

CURRENT ASSETS
   Cash and cash equivalents                                $ 4,109      $ 2,765
   Accounts receivable, net of reserves                      19,999       25,823
   Inventories                                               18,885        9,548
   Prepaid expenses and other current assets                    796        1,121
   Income tax receivable                                        192            -
   Deferred income taxes                                        532          769
                                                            -------      -------

      Total Current Assets                                   44,513       50,026

   Inventories - non-current, net                             9,949        7,724
   Deferred income taxes                                      1,585            -
   Property, plant and equipment, net                         9,070        8,989
   Intangible assets, net                                    15,209            -
   Goodwill, net                                                923        9,686
   Other assets                                                 337          298
                                                            -------      -------

      TOTAL ASSETS                                          $81,586      $76,723
                                                            =======      =======


          See accompanying notes to consolidated financial statements.

                     NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                   June 30, 2009 and 2008
                              (In Thousands, Except Share Data)

                            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              2009        2008
                                                                            --------    --------

CURRENT LIABILITIES

   Loan payable                                                             $ 14,672    $      -
   Accounts payable                                                            4,049       4,857
   Accrued expenses                                                            1,475       1,333
   Accrued salaries and wages                                                  1,913       2,543
                                                                            --------    --------

      Total Current Liabilities                                               22,109       8,733

   Long-term debt, net of current maturities                                  18,749      12,400
   Accrued income taxes                                                          213         294
   Deferred income taxes                                                           -       1,607
   Minority interest in subsidiary                                                 -         147
                                                                            --------    --------

      Total Liabilities                                                       41,071      23,181
                                                                            --------    --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Common stock, par value $0.01 per share; 40,000,000 shares authorized;
      20,095,713 and 20,092,473 shares issued; 19,095,713 and
      19,092,473 shares outstanding, respectively                                201         201
   Additional paid-in capital                                                 13,779      13,424
   Retained earnings                                                          32,150      45,532
                                                                            --------    --------
                                                                              46,130      59,157
   Less: Treasury Stock, at cost (1,000,000 shares)                           (5,615)     (5,615)
                                                                            --------    --------

      TOTAL STOCKHOLDERS' EQUITY                                              40,515      53,542
                                                                            --------    --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 81,586    $ 76,723
                                                                            ========    ========




              See accompanying notes to consolidated financial statements.

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Years Ended June 30, 2009 and 2008
                 (In Thousands, Except Share and Per Share Data)


                                                              2009            2008
                                                          ------------    ------------

Net sales                                                 $     69,565    $     68,367
Cost of sales                                                   53,359          47,955
Restructuring costs                                              1,110               -
                                                          ------------    ------------

      Gross Profit                                              15,096          20,412

Selling, general, and administrative expenses                   20,163          17,275
Impairment of goodwill                                           9,686               -
Restructuring costs                                                164               -
                                                          ------------    ------------

      Operating (Loss) Income                                  (14,917)          3,137
                                                          ------------    ------------
Other expense:
   Interest expense, net                                        (1,637)           (819)
   Other, net                                                     (127)            (42)
                                                          ------------    ------------

                                                                (1,764)           (861)
                                                          ------------    ------------

(Loss) Income before Minority Interest and Income Taxes        (16,681)          2,276
Minority interest in loss of subsidiary                              -              34
                                                          ------------    ------------

(Loss) Income before Benefit for Income Taxes                  (16,681)          2,310
Benefit for income taxes                                        (3,299)         (1,408)
                                                          ------------    ------------

      Net (Loss) Income                                   $    (13,382)   $      3,718
                                                          ============    ============

(Loss) Income per share:
   Basic                                                  $      (0.70)   $       0.19
   Diluted                                                $      (0.70)   $       0.19

Weighted average number of shares outstanding:
   Basic                                                    19,096,000      19,263,000
   Diluted                                                  19,096,000      19,802,000



          See accompanying notes to consolidated financial statements.


                                        NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Years Ended June 30, 2009 and 2008
                                                 (In Thousands, Except Share Data)


                                               Common stock
                                           ----------------------                  Treasury Stock
                                             Number                Additional  -----------------------
                                           of Shares                Paid-in     Number                    Retained
                                            Issued      Amount      Capital    of Shares      Amount      Earnings      Total
                                           ----------  ----------  ----------  ----------   ----------   ----------   ----------



BALANCE - June 30, 2007                    20,090,313         201      13,147    (425,172)      (2,390)      42,299       53,257

   Exercise of employee stock options           2,160          --           3          --           --           --            3
   Non-cash stock-based
      compensation expense                         --          --         274          --           --           --          274
   Repurchase of Treasury shares                   --          --          --    (574,828)      (3,225)          --       (3,225)
   FIN48 adjustment to retained earnings           --          --          --          --           --         (485)        (485)
   Net income                                      --          --          --          --           --        3,718        3,718
                                           ----------  ----------  ----------  ----------   ----------   ----------   ----------

BALANCE - June 30, 2008                    20,092,473         201      13,424  (1,000,000)      (5,615)      45,532       53,542

Exercise of employee stock options              3,240          --           6          --           --           --            6
   Non-cash stock-based
      compensation expense                         --          --         349          --           --           --          349
   Net loss                                        --          --          --          --           --      (13,382)     (13,382)
                                           ----------  ----------  ----------  ----------   ----------   ----------   ----------

BALANCE - June 30, 2009                    20,095,713  $      201  $   13,779  (1,000,000)  $   (5,615)  $   32,150   $   40,515
                                           ==========  ==========  ==========  ==========   ==========   ==========   ==========



                                  See accompanying notes to consolidated financial statements.

                    NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended June 30, 2009 and 2008 (In Thousands)


                                                                             2009        2008
                                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                       $(13,382)   $  3,718
   Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Depreciation and amortization                                           2,727       1,191
      Impairment of goodwill                                                  9,686          --
      Charge to obsolescence reserve                                             14          --
      Provision for doubtful accounts                                            34          40
      Deferred income taxes                                                  (2,955)        653
      Non-cash stock based compensation expense                                 349         274
      Change in minority interest                                              (147)         --

   Changes in operating assets and liabilities:
      Accounts receivable                                                     7,626        (284)
      Inventories                                                             5,164         951
      Prepaid expenses and other current assets                                 437          52
      Income tax receivable                                                    (192)
      Other assets                                                               79        (106)
      Accounts payable, accrued expenses, accrued salaries and
         wages, accrued income taxes                                         (2,648)     (2,705)
                                                                           --------    --------

   Net Cash Provided by Operating Activities                                  6,792       3,784
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash used in business acquisition, net of cash acquired of $520 av    (24,581)         --
      Purchases of property, plant, and equipment                              (648)     (1,045)
                                                                           --------    --------

   Net Cash Used in Investing Activities                                    (25,229)     (1,045)
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash paid for purchase of Treasury Stock                                      --      (3,225)
   Proceeds from acquisition financing                                       25,000          --
   Principal payments on long-term debt                                      (7,179)     (3,500)
   Proceeds from long-term debt                                               2,200       5,000
   Proceeds from exercise of employee stock options                               6           3
   Cash paid for deferred financing costs                                      (246)         --
                                                                           --------    --------


   Net Cash Provided by (Used in) Financing Activities                       19,781      (1,722)
                                                                           --------    --------

            Net Increase in Cash and Cash Equivalents                         1,344       1,017


CASH AND CASH EQUIVALENTS - Beginning                                         2,765       1,748
                                                                           --------    --------

CASH AND CASH EQUIVALENTS - Ending                                         $  4,109    $  2,765
                                                                           ========    ========


SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid, net                                                      $  1,483    $    776
                                                                           ========    ========
   Income taxes paid                                                       $     --    $    108
                                                                           ========    ========

NON-CASH INVESTING ACTIVITIES:

   Adjustment to Retained earnings relating to adoption of FIN 48          $     --    $   (485)
                                                                           ========    ========


                See accompanying notes to consolidated financial statements.

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Nature of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------

Nature of Business

Napco Security Technologies, Inc. and subsidiaries (the "Company") is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries, including those of Marks USA I, LLC ("Marks"), a newly formed subsidiary which acquired substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. acquired on August 18, 2008. All inter-company balances and transactions have been eliminated in consolidation. The Company has evaluated events subsequent to June 30, 2009 through the filing date of this report for potential recognition or disclosure in these consolidated financial statements.

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

Fourth Quarter Adjustments

In the fourth quarter of fiscal 2009 the Company recorded adjustments for goodwill impairment and to reduce the amount of overhead capitalized in its ending inventory. These adjustments reflect the decrease in the Company's market capitalization and cashflow projections (goodwill impairment) and a significant decrease in production and the resulting decrease in overhead absorption in response to the decrease in net sales in the third and fourth quarters of fiscal 2009.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $2,010,000 and $1,753,000 of short-term time deposits at June 30, 2009 and 2008, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2009 and 2008.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $400,000 and $405,000 and for returns and other allowances of $966,000 and $1,130,000 as of June 30, 2009 and June 30, 2008, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. For the fiscal years 2009 and 2008, charges and balances in these reserves amounted to $247,000 and $1,447,000; and $0 and $1,200,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, purchased goodwill must be evaluated for impairment at least on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has performed its annual impairment evaluation required by this standard and determined that the goodwill is impaired. Accordingly, the Company recorded an impairment charge of $9,686,000 which represents the unamortized balance of this Goodwill.

Intangible Assets

Under SFAS No.142, "Goodwill and Other Intangible Assets", all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment at least annually at the Company's fiscal yearend of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

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

Changes in other intangible assets were as follows (in thousands):


                                             June 30, 2009                                  June 30, 2008
                            -----------------------------------------------   ---------------------------------------------
                                              Accumulated        Net book                      Accumulated      Net book
                                Cost         amortization         value           Cost        amortization       value
                            -----------------------------------------------   ---------------------------------------------

Other intangible assets:
   Customer relationships   $       9,800    $      (1,189)   $       8,611   $          --   $          --   $          --

   Non-compete agreement              340              (42)             298              --              --              --

   Trademark                        6,300               --            6,300              --              --              --
                            -----------------------------------------------   ---------------------------------------------
                            $      16,440    $      (1,231)   $      15,209   $          --   $          --   $          --
                            ===============================================   =============================================

Amortization expense for intangible assets subject to amortization was approximately $1,231,000 and $0 for the years ended June 30, 2009 and 2008, respectively. Amortization expense for each of the next five years is estimated to be as follows 2010--$1,339,000; 2011--$1,154,000; 2012-- $1,065,000;
2013--$917,000; and 2014--$781,000. The weighted average amortization period for intangible assets was 19.6 years and 0 years at June 30, 2009 and 2008, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2009 and 2008 was $1,038,000 and $1,364,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred. Company-sponsored research and development costs of $5,116,000 and $5,500,000 were charged to expense for the fiscal years ended June 30, 2009 and 2008, respectively, and are included in "Cost of Sales" in the consolidated statements of operations.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return. The first step is recognition and the second is measurement. FIN 48 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In May 2007, the FASB issued FASB Staff Position ("FSP") No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48, an amendment of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes" ("FSP No. FIN 48-1"). FSP No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted the provisions of FIN 48, as amended, effective July 1, 2007. See Note 6.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share (Basic EPS) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

                                Net (loss) income          Weighted Average Shares     Net (loss) income per share
                          ----------------------------   ---------------------------   ----------------------------
                              2009            2008           2009           2008           2009            2008
                          ------------    ------------   ------------   ------------   ------------    ------------

Basic EPS:                $    (13,382)   $      3,718         19,096         19,263   $      (0.70)   $       0.19
Effect of Dilutive
   Securities: Employee
   Stock options                    --              --             --            539             --              --
                          ------------    ------------   ------------   ------------   ------------    ------------

Diluted EPS:              $    (13,382)   $      3,718         19,096         19,802   $      (0.70)   $       0.19
                          ============    ============   ============   ============   ============    ============

Options to purchase 1,420,240 and 187,700 shares of common stock for the two fiscal years ended June 30, 2009 and 2008, respectively, were not included in the computation of Diluted EPS because the exercise prices exceeded the average market price of the common shares for the respective periods and, accordingly, their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company has established two share incentive programs as discussed in Note 9.

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

Stock-based compensation costs of $349,000 and $274,000 were recognized for fiscal years 2009 and 2008, respectively. The effect on both Basic and Diluted Earnings per share was $0.02 for fiscal year 2009 and $0.01 for fiscal year 2008.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the years ended June 30, 2009 and 2008.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established rules for the reporting of comprehensive income and its components. For the fiscal years ended June 30, 2009 and 2008, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

Segment Reporting

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical data in Note 13, and no additional segment data has been presented.

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 2009 and 2008, management of the Company believes the carrying value of all financial instruments approximated fair value.

Shipping and Handling Revenues and Costs

Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Revenues and Costs requires that all shipping and handling billed to customers should be reported as revenue and the costs associated with these revenues may be classified as either cost of sales, or selling, general, and administrative costs, with footnote disclosure as to classification of these costs. The Company records the amount billed to customers in net sales ($488,000 and $584,000 in fiscal years 2009 and 2008, respectively) and classifies the costs associated with these revenues in cost of sales ($716,000 and $882,000 in fiscal years 2009 and 2008, respectively).

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued. This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods beginning with our fiscal year ended June 30, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company's adoption of SFAS No. 161 is not expected to have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations," however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred. SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS No. 141(R) must be applied prospectively to business combinations that are consummated beginning in the Company's fiscal 2010. The Company's adoption of SFAS No. 141(R) is not expected to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS No. 160") to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the non-controlling interest and to disclose those amounts on the face of the consolidated statement of income. SFAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company's fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods. The Company's adoption of SFAS No. 160 is not expected to have a material effect on its consolidated financial statements.

In December 2007, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). This staff accounting bulletin ("SAB") expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company's adoption of SAB 111 did not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 will become effective for the Company in its fiscal year ending June 30, 2009. The Company's adoption of SFAS No. 159 did not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 did not have a material effect on its consolidated financial statements.


NOTE 2 - Business and Credit Concentrations
-------------------------------------------

The Company had two customers with accounts receivable balances that aggregated 24% and 34% of the Company's accounts receivable at June 30, 2009 and 2008, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past two years.

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

Inventories, net of reserves consist of the following:

                                 June 30,
                            -----------------
                             2009      2008
                            -------   -------
                             (In thousands)


         Component parts    $17,941   $12,924
         Work-in-process      3,427     4,114
         Finished product     7,466    10,234
                            -------   -------

                            $28,834   $27,272
                            =======   =======

Classification of inventories, net of reserves:

              Current       $18,885   $19,548
              Non-current     9,949     7,724
                            -------   -------

                            $28,834   $27,272
                            =======   =======


NOTE 4 - Property, Plant, and Equipment
---------------------------------------

Property, plant and equipment consist of the following:


                                                June 30,
                                           -----------------
                                            2009       2008                     Useful Life In years
                                           -------   -------        --------------------------------------------------
                                             (In thousands)

         Land                              $   904   $   904                        --
         Buildings                           8,911     8,911                     30 to 40
         Molds and dies                      6,564     4,995                      3 to  5
         Furniture and fixtures              2,299     1,652                      5 to 10
         Machinery and equipment            17,871    16,116                      7 to 10
               Leasehold improvements          372       190          Shorter of the lease term or life of asset
                                           -------   -------

                                            36,921    32,768
         Less:  accumulated depreciation
                   and amortization         27,851    23,779
                                           -------   -------

                                           $ 9,070   $ 8,989
                                           =======   =======


Depreciation and amortization expense on property, plant, and equipment was approximately $1,368,000 and $1,191,000 in fiscal 2009 and 2008, respectively.

NOTE 5 - Acquisition of Business
--------------------------------

On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25.2 million, the repayment of $1 million of bank debt and the assumption of current liabilities as described more fully in the Asset Purchase Agreement. As such, the operations of Marks have been included in the Company's Statement of Operations commencing on August 18, 2008. The Marks business involves the manufacturing and distribution of door-locking devices. The Company completed this acquisition at a price in excess of the value of the net identifiable assets because it believes that the combination of the two companies offers the potential for manufacturing and operational synergies as the Company combines the Marks operations and production into its own door-locking operations and production structure. The Company funded the acquisition with a term loan from its lenders as described in
Note 7.

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

Assets Acquired:
         Cash                                               $   520
         Accounts receivable                                  1,836
         Inventory                                            6,740
         Prepaid expenses and other current assets              112
         Property and equipment                                 801
         Goodwill                                               922
         Intangible assets                                   16,440
                                                            -------

                                                             27,371
                                                            -------

Less: Liabilities Assumed:
         Line of credit borrowings outstanding                1,000
         Accounts payable                                       637
         Accrued expenses                                       339
                                                            -------

                                                              1,976
                                                            -------

Total consideration (including acquisition costs of $222)   $25,395
                                                            =======

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

The unaudited pro-forma consolidated financial information for the fiscal years ended June 30, 2009 and 2008 is as follows (in thousands, except share and per share data):

                                             2009            2008
                                          ----------      ----------

Pro-forma:
   Net sales                              $   72,084      $   92,094
   Net income (loss)                      $  (13,288)     $    4,374

   Net income (loss) per share:
          Basic                           $    (0.70)     $     0.23
          Diluted                         $    (0.70)     $     0.23

   Weighted average number of shares:
          Basic                           19,096,000      19,263,000
          Diluted                         19,096,000      19,802,000


NOTE 6 - Income Taxes
---------------------

The Benefit for income taxes consists of the following:

                                           For the Years Ended June 30,
                                         --------------------------------
                                              2009              2008
                                         --------------    --------------
                                                  (In thousands)


Current income taxes:
   Federal                               $         (293)   $       (2,291)
   State                                             27                (8)
   Foreign                                            6                 8
                                         --------------    --------------
                                                   (260)           (2,291)

Deferred income tax ( benefit) expense           (3,039)              883
                                         --------------    --------------

Benefit for income taxes                 $       (3,299)   $       (1,408)
                                         ==============    ==============

The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the consolidated statements of operations is as follows (dollars in thousands):

                                           For the Years Ended June 30,
                                     -----------------------------------------
                                            2009                   2008
                                     ------------------     ------------------
                                                 % of                   % of
                                                Pre-tax                Pre-tax
                                     Amount     Income      Amount     Income
                                     -------    -------     -------    -------

Tax at Federal statutory rate        $(5,672)      34.0%    $   785       34.0%
Increases (decreases) in
   taxes resulting from:
   Meals and entertainment                58       (0.4)%        59        2.6%
      State income taxes, net of
         Federal income tax benefit       18       (0.1)%       (16)      (0.7)%
   Foreign source income and taxes     2,224      (13.3)%      (258)     (11.1)%
   Stock based compensation expense      107       (0.6)%        66        2.9%
   Tax reserve reversal                  (53)       0.3%     (2,127)     (92.1)%
   Other, net                             19       (0.1)%        83        3.6
                                     -------    -------     -------    -------

Benefit for income taxes             $(3,299)     (19.8)%   $(1,408)     (61.0)%
                                     =======    =======     =======    =======


Deferred tax assets and deferred tax liabilities at June 30, 2009 and 2008 are as follows (in thousands):


                                                Current                   Long-Term
                                           Deferred Tax Assets        Deferred Tax Assets
                                              (Liabilities)              (Liabilities)
                                         -----------------------   ------------------------
                                            2009         2008         2009          2008
                                         ----------   ----------   ----------    ----------

Accounts receivable                      $       21   $       26   $       --    $       --
Inventories                                     212          470          256           273
Accrued liabilities                             299          273           36            --
Stock based compensation expense                 --           --          119           107
Goodwill                                         --           --        1,897        (1,311)
Property, plant and equipment                    --           --         (711)         (775)
FIN 48 Adjustment                                --           --           72            99
Other deferred tax liabilities                   --           --          (84)           --
                                         ----------   ----------   ----------    ----------

                                                532          769        1,585        (1,607)
Valuation allowance                              --           --           --            --
                                         ----------   ----------   ----------    ----------

   Net deferred taxes                    $      532   $      769   $    1,585    $   (1,607)
                                         ==========   ==========   ==========    ==========

The Company adopted the provisions of FIN 48 as of July 1, 2007. The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. As a result the Company increased its accrued income tax liability by $715,000, from $1,836,000 to $2,551,000, to provide for additional reserves for uncertain income tax positions for U.S. Federal and State income tax purposes. Fiscal 2006 and forward years are still open for examination. The increase in the accrued income tax liability of $715,000 was offset in part by a $230,000 increase to a deferred income tax asset, resulting in a net reduction to retained earnings of $485,000 (representing the cumulative effect of adopting FIN 48).

During the year ending June 30, 2009 the Company decreased its reserve for uncertain income tax positions by $73,000. As of June 30, 2009 the Company has a long-term accrued income tax liability of $176,000. The Company's practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2009, the Company had accrued interest totaling $37,000 and $141,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $72,000) that, if recognized, would favorably affect the company's effective income tax rate in any future period.

For the year ended June 30, 2009, the company recognized a net benefit to income tax expense of $53,000 ($99,000 liability reversal including interest, less the related $34,000 reversal of deferred tax asset, plus current year interest accrual on other reserves of $12,000).

                                                                    Tax      Interest    Total
                                                                 ---------  ---------  ----------

Balance of gross unrecognized tax benefits as of July 1, 2008    $ 249,000  $  45,000  $  294,000

Reductions to unrecognized tax benefits as a result of a lapse
  of the applicable statute of limitations                         (73,000)    (8,000)    (81,000)
                                                                 ---------  ---------  ----------

Balance of gross unrecognized tax benefits as of June 30, 2009   $ 176,000  $  37,000  $  213,000
                                                                 =========  =========  ==========

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

Napco US plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings. As of June 30, 2009, the Company had no undistributed earnings of foreign subsidiaries. As of June 30, 2008 the Company generated a US tax loss of approximately $269,000. A carryback claim to fiscal year ended June 30, 2006 was filed and the company has a receivable of $269,000. The IRS is currently reviewing this claim.


NOTE 7 - Long-Term Debt
-----------------------

As of June 30, 2009, debt consists of a revolving credit loan facility of $11,100,000 with outstanding borrowings of $11,100,000 at June 30, 2009 and $12,400,000 at June 30, 2008. As of June 30, 2009 the Company was not in compliance with the covenants relating to ratios associated with maximum leverage, a modified quick ratio and debt service coverage for which it has received the appropriate waivers from its banks. The Company and its banks also amended the facilities to provide for a borrowing base formula in calculating availability under the revolving credit line.

On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility was $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5. The amended revolving credit agreement and term loan was amended in June 2009 to $11,100,000 and is secured by the accounts receivable, a portion of inventory, the Company's headquarters building in Amityville, New York, certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest based on either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. Any outstanding borrowings are to be repaid or refinanced on or before that time. As of June 30, 2009, there was $11,100,000 outstanding under the revolving credit facility with an interest rate of 7.25% and $22,321,000 outstanding under the term loan with an interest rate of 7.25%. The term loan is being repaid in 19 quarterly installments of $893,000 each, commencing in December 2008, and a final payment of $8,033,000 due in August 2013.


NOTE 8 - Goodwill
-----------------

During the fourth quarter of fiscal 2009, the Company concluded indicators of potential impairment were present due to the sustained decline in the Company's share price resulting in the market capitalization of the Company being less than its book value. The Company conducted an impairment test during the fourth quarter of fiscal 2009 based on the facts and circumstances at that time and its business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. Through its impairment testing and review, the Company concluded its discounted cash flow analysis does not support a residual implied fair value of its assets and liabilities relating to the Alarm Lock acquisition in 1985 and the Continental acquisition in 2000. As a result, for the quarter ending June 30, 2009, the Company recorded a non-cash goodwill impairment charge of $9.7 million, which was the full carrying value of goodwill relating to these two acquisitions as of that date.

The changes in the carrying amounts of goodwill are as follows:


                                         Consolidated       Marks       Continental      Alarm Lock
                                         ------------    ------------   ------------    ------------

Balance, July 1, 2007                    $      9,686    $          -   $      7,414    $      2,272

Balance, June 30, 2008                          9,686               -          7,414           2,272

Goodwill acquired during fiscal 2009              923             923              -               -

Goodwill impairment during fiscal 2009         (9,686)              -         (7,414)         (2,272)
                                         ------------    ------------   ------------    ------------
Balance June 30, 2009                    $        923    $        923   $      7,414    $      2,272
                                         ============    ============   ============    ============

NOTE 9 - Stock Options
----------------------

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

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2009, 1,471,480 stock options were granted, 364,520 stock options were available for grant, and 1,240,720 stock options were exercisable under this plan.

The fair value of each option granted during fiscal 2009 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        2009                2008
                                   ---------------     --------------
Risk-free interest rates               3.07%               4.65%
Expected lives                         10 years            10 years
Expected volatility                      65%                 59%
Expected dividend yields                  0%                  0%

The following table reflects activity under the 2002 Plans for the fiscal years ended June 30,:


                                                2009                      2008
                                       ----------------------   ----------------------
                                                     Weighted                 Weighted
                                                      average                  average
                                                     exercise                 exercise
                                        Options        price     Options        price
                                       ----------    --------   ----------    --------

Outstanding at beginning of year        1,293,480    $   2.84    1,255,640    $   2.41
Granted                                   100,000        4.25       40,000        5.69
Exercised                                  (3,240)       1.90       (2,160)       1.62
                                       ----------    --------   ----------    --------
Outstanding at end of year              1,390,240    $   2.95    1,293,480    $   2.84
                                       ==========    ========   ==========    ========

Exercisable at end of year              1,240,720    $   2.65    1,153,948    $   2.43
                                       ==========    ========   ==========    ========

Weighted average fair value at
   grant date of options granted                $ 1.22                   $ 3.62
Total intrinsic value of
   options exercised                            $ 3,000                 $ 8,000
Total intrinsic value of
   Options outstanding                       $ 1,701,000
Total intrinsic value of
   Options exercisable                       $ 1,303,000


Cash received from option exercises for fiscal years 2009 and 2008 was $6,000 and $2,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0, for fiscal years 2009 and 2008, respectively.

The following table summarizes information about stock options outstanding under the 2002 Plan at June 30, 2009:


                                             Options outstanding                  Options exercisable
                                 ------------------------------------------   ---------------------------
                                                 Weighted
                                    Number        average        Weighted        Number        Weighted
                                 outstanding     remaining        average      exercisable     average
Range of exercise                 at June 30,   contractual      exercise      at June 30,     exercise
      prices                         2009          life            price          2009           price
---------------------------      ------------   ------------   ------------   ------------   ------------
$0.72 to $ 4.00                    1,022,490         4.1       $    1.89        1,022,490    $     1.89
$4.01 to $ 7.50                      330,250         7.5            5.30          188,230          5.45
$7.51 to $11.16                       37,500         6.7           11.16           30,000         11.16
                                 ------------   ------------   ------------   ------------   ------------

                                   1,390,240         5.0       $    2.95        1,240,720    $     2.65
                                 ============   ============   ============   ============   ============

As of June 30, 2009, there was $269,000 of total unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. That cost is expected to be recognized over a weighted average period of 6 years. The total fair value of the options vested during fiscal 2009 under the 2002 Plan was $225,000.

In September 2000, the stockholders approved a 10 year extension of the already existing 1990 non-employee stock option plan (the 2000 Plan) to encourage non-employee directors and consultants of the Company to invest in the Company's stock. The 2000 Plan provided for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 270,000 shares of the Company's common stock to be acquired by the holders of the stock options. The 2000 Plan provided that the option price will not be less than 100% of the fair market value of the stock at the date of grant. Options were exercisable at 20% per year and expire five years after the date of grant. Compensation cost is recognized for the fair value of the options granted to non-employee directors and consultants as of the date of grant. $19,000 of compensation expense was recorded for stock options granted to directors under the 2000 Plan. There are 240,000 options available for future grants under the 2000 Plan.

The following table reflects activity under the 2000 Plan for the fiscal years ended June 30,:

                                             2009                  2008
                                      -------------------   -------------------
                                                 Weighted              Weighted
                                                  average               average
                                                 exercise              exercise
                                      Options      price     Options     price
                                      --------   --------   --------   --------

Outstanding at beginning of year        30,000   $   5.03     30,000   $   5.03
Granted                                     --         --         --         --
Exercised                                   --         --         --         --
Forfeited                                   --         --         --         --
Cancelled/lapsed                            --         --         --         --
                                      --------   --------   --------   --------
Outstanding at end of year              30,000   $   5.03     30,000   $   5.03
                                      ========   ========   ========   ========

Exercisable at end of year              18,000   $   5.03     12,000   $   5.03
                                      ========   ========   ========   ========


Weighted average fair value at
   grant date of options granted         n/a                   n/a
Total intrinsic value of
   options exercised                     n/a                   n/a
Total intrinsic value of
   Options outstanding                $ 95,000
Total intrinsic value of
   Options exercisable                $ 57,000

As of June 30, 2009, there was $32,000 of total unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. That cost is expected to be recognized over a weighted average period of 2 years.

NOTE 10 - Treasury Stock
------------------------

On March 16, 2007, the Company announced that its Board of Directors authorized the repurchase of up to one million (1,000,000) shares of its common stock. As of June 30, 2008, the Company has repurchased all 1,000,000 of these shares at a weighted average price of $5.62 per share.

NOTE 11 - 401(k) Plan
---------------------

The Company maintains two 401(k) plans ("the Napco Plan" and "the Marks Plan") that cover all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Napco Plan provided for matching contributions of 50% of the first 2% of employee contributions. During fiscal 2009 the Company amended this plan, eliminating the provision for mandatory matching contributions. Company contributions to the plan totaled approximately $55,000 and $95,000 for the years ended June 30, 2009 and 2008, respectively. The Marks Plan was adopted by the Company subsequent to the Marks acquisition in August 2008 and provides for discretionary matching contributions. Company contributions to this plan were $0 for fiscal 2009.

NOTE 12 - Commitments and Contingencies
---------------------------------------

Leases

The Company is committed under various operating leases, which do not extend beyond fiscal 2012. Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending June 30,         Amount
--------------------       ---------

        2010               $ 153,000
        2011                  31,000
        2012                   6,000
                           ---------

        Total              $ 190,000
                           =========

Rent expense, with the exception of the land lease referred to below, totaled approximately $440,000 and $167,000 for the fiscal years ended June 30, 2009 and 2008, respectively.

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

Employment Agreements

As of June 30, 2009, the Company was obligated under four employment agreements and one severance agreement. Compensation under the agreements includes annual salaries approximating $1,464,000. The employment agreements provide for annual bonuses based upon sales and profits, or a formula to be determined by the Board of Directors, and various severance payments as defined in each agreement. The agreement with the Company's Chief Executive Officer provides for a salary of $587,000, includes additional compensation of 25,000 stock options that vest 20% per year or upon a change in control, as defined, and a termination payment in an amount equal to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined. The employment agreements expire at various times through August 2013.

NOTE 13 - Geographical Data
---------------------------

The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe, and South America.

The Company observes the provisions of SFAS No. 131. The following represents selected consolidated geographical data for and as of the fiscal years ended June 30, 2009 and 2008:

                                            2009           2008
                                           -------        -------
                                                     (in thousands)
Sales to external customers(1):
         Domestic                          $62,676        $56,122
         Foreign                             6,889         12,245
                                           -------        -------
         Total Net Sales                   $69,565        $68,367
                                           =======        =======

Identifiable assets:
         United States                     $60,456        $50,056
         Dominican Republic (2)             18,822         19,841
         Other foreign countries             2,308          6,826
                                           -------        -------
         Total Identifiable Assets         $81,586        $76,723
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


NOTE 14 - Restructuring costs
-----------------------------

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these actions were completed by August 2009, while certain Production-related actions are expected to be completed by December 31, 2009. Accordingly, the Company recognized restructuring costs of $1,274,000 in year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of June 30, 2009, $1,138,000 of the $1,274,000 in restructuring costs has been incurred and $136,000 remains in accrued expenses.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 15, 2008, the Registrant engaged Holtz Rubenstein Reminick LLP ("New Accountant") as the Registrant's principal independent accountants to audit its financial statements, replacing Marcum LLP, formerly Marcum & Kliegman LLP (the "Former Accountants") as the Registrant's independent auditors, who were dismissed on the same day.The change was approved by the Audit Committee of Registrant's Board of Directors. The Registrant has not consulted with Holtz Rubenstein Reminick LLP during its two most recent fiscal years nor during any subsequent interim period prior to its appointment as auditor for the fiscal year 2009 audit regarding the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements.

The Former Accountants' reports on the Registrant's financial statements for fiscal 2007 and 2008 did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

The Former Accountants were engaged as the Registrant's independent accountants on December 15, 2003.

During the Registrant's fiscal year ended June 30, 2008, and any subsequent interim period, there were no disagreements between the Registrant and the Former Accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

During the Registrant's fiscal year ending June 30, 2007, there were disagreements between the Registrant and the Former Accountants relating to Management's estimate of the reserve required for slow-moving or obsolete inventory, reclassification of certain inventories to non-current and management's estimates used to capitalize certain indirect labor costs into inventory. All of the foregoing disagreements were resolved to the Former Accountants' satisfaction.

As reported in the Auditors Report on Internal Controls over Financial Reporting included in the Registrant's Forms 10-K for the fiscal years ended June 30, 2007 and 2008, the Former Accountants advised the Registrant that certain of its internal controls over financial reporting were not effective.

The Registrant's Audit Committee discussed the subject matter of each of the above with the Former Accountant.

The Registrant has authorized the Former Accountants to respond fully to the New Accountants concerning the subject matter of each of the above.



ITEM 9A:  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. At the conclusion of the period ended June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting. Management is responsible for the preparation of Napco Security Technologies, Inc. (Napco Security Technologies) consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, Napco Security Technologies consolidated financial position and results of operations in conformity with generally accepted accounting principles.

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

Napco Security Technologies management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of our Company; and (3) unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements are prevented or timely detected.

Previously Reported Material Weaknesses
A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Material weaknesses previously noted in our past filings have been remediated and the results of management's current year assessment have confirmed that remediation efforts put in place by management have sufficiently reduced or eliminated the risk of misstatement associated with these former material weaknesses.

To address the first material weakness associated with the costing of inventory, management ensured that all of its key controls associated with reviewing the costing of inventory were performed during its close process to ensure against costing inaccuracies. As a result no material weaknesses were detected in these controls during the current fiscal year, indicating that this weakness had been remedied.

To address the second material weakness, during the interim reporting periods, management implemented internal controls to addresses the material weakness related to refining its estimation methods involved in quantifying cost of goods sold and inventory amounts so that they would take into consideration changes in the business and new variables. No understatements during the interim quarters were noted as management has focused its attention on properly identifying business changes and refined its estimation methodology to address additional variables that impact these amounts.

Limitations on Internal Control
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of Holtz Rubinstein Reminick LLP, our registered public accounting firm regarding internal control over financial reporting. Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

The Board of Directors of Napco Security Technologies has an Audit Committee comprised of three non-management directors. The Committee meets periodically with financial management and the independent auditors to review accounting, control, audit and financial reporting matters. Holtz Rubinstein Reminick LLP has full and free access to the Audit Committee, with and without the presence of management.

Changes in Internal Control over Financial Reporting
Except as described below, there have been no changes in our internal control over financial reporting. Management is in the process of reviewing, documenting and evaluating the internal controls over financial reporting that exist at the Company's Marks subsidiary, which was acquired during thr first quarter of Fiscal 2009.


ITEM 9B:  OTHER INFORMATION

None

                                    PART III
                                    ---------

The information called for by Part III is hereby incorporated by reference from the information set forth under the headings "Election of Directors", "Corporate Governance and Board Matters", "Executive Compensation", "Beneficial Ownership of Common Stock" and "Principal Accountant Fees" in the Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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






                                     PART IV
                                     -------

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                                                    Page
                                                                                                                    ----

Report of Independent Registered Public Accounting Firm                                                             FS-2

Report of Independent Registered Public Accounting Firm                                                             FS-3

Consolidated Financial Statements:

        Consolidated Balance Sheets as of June 30, 2009 and 2008                                                    FS-4

        Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2009 and 2008                     FS-6

        Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended June 30, 2009 and 2008           FS-7

        Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2009 and 2008                     FS-8

        Notes to Consolidated Financial Statements, June 30, 2009                                                   FS-9

(a)3 and (b). Exhibits

Management Contracts designated by asterisk.

----------------------------------------------------------------------------------------------------------------------
Exhibit No.         Title
----------------------------------------------------------------------------------------------------------------------
Ex-3.(i)            Certificate of Amendment of Certificate of            Exhibit-3.(i) to Report on Form 10-K for
                    Incorporation                                         the fiscal year ended June 30, 2006
----------------------------------------------------------------------------------------------------------------------
Ex-3.(ii)           Certificate of Incorporation as amended               Exhibit-3.(ii) to Report on Form 10-K for
                                                                          the fiscal year ended June, 30 2006
----------------------------------------------------------------------------------------------------------------------
Ex-3.(iii)          Amended and Restated By-Laws                          Exhibit 3.(ii) to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Ex-10.A (i)         Amended and Restated 1992 Incentive Stock Option      Exhibit 10.A(i) to Report on Form 10-K for
                    Plan                                                  the fiscal year ended June 30, 2005
----------------------------------------------------------------------------------------------------------------------
Ex-10.A (ii)        2002 Employee Stock Option Plan                       E-
----------------------------------------------------------------------------------------------------------------------
Ex-10.B             2000 Non-Employee Stock Option Plan                   Exhibit-10.B to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2006
----------------------------------------------------------------------------------------------------------------------
Ex-10.C             Loan and Security Agreement with Marine Midland       Exhibit 10-C to Report on Form 10-K for
                    Bank dated as of May 12, 1997                         the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Ex-10.D             Revolving Credit Note #1 to Marine Midland Bank       Exhibit 10-D to Report on Form 10-K for
                    dated as of May 12, 1997                              the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Ex-10.E             Revolving Credit Note #2 to Marine Midland Bank       Exhibit 10-E to Report on Form 10-K for
                    dated as of May 12, 1997                              the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Ex-10.F             Promissory Note to Marine Midland Bank dated as of    Exhibit 10-F to Report on Form 10-K for
                    May 12, 1997                                          the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Ex-10.G             Amendment No.1 to the Loan and Security Agreement     Exhibit 10-G to Report on Form 10-K for
                    with Marine Midland Bank dated as of May 28, 1998     the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Ex-10.H             Term Loan Note to Marine Midland Bank dated as of     Exhibit 10-H to Report on Form 10-K for
                    May 28, 1998                                          the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
*Ex-10.I            Amended and Restated Employment Agreement with        Exhibit 10.I to Report on Form 10-K for
                    Richard Soloway                                       fiscal year ended June 30, 2003
----------------------------------------------------------------------------------------------------------------------
*Ex-10.J            Employment Agreement with Jorge Hevia                 Exhibit 10-J to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2005
----------------------------------------------------------------------------------------------------------------------
Ex-10.K             Amendment No. 2 to the Loan and Security Agreement    Exhibit 10-K to Report on Form 10-K for
                    with HSBC Bank dated as of June 30, 1999              the fiscal year ended June 30, 2005
----------------------------------------------------------------------------------------------------------------------
*Ex-10.L            Employment Agreement with Michael Carrieri            Exhibit 10-L to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2005
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
*Ex-10.M            Indemnification Agreement dated August 9, 1999        Exhibit 10-M to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2005
----------------------------------------------------------------------------------------------------------------------
Ex-10.O             Amendment No. 4 to Loan and Security Agreement        Exhibit 10-O to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2005
----------------------------------------------------------------------------------------------------------------------
Ex-10.P             Amendment No. 8 to Loan and Security Agreement        Exhibit-10.P to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2006
----------------------------------------------------------------------------------------------------------------------
Ex-10.Q             Note Modification Agreement                           Exhibit 10.X to Report on Form 10-K for
                                                                          fiscal year ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------
Ex-10.R             Amendment No. 10 to the Loan and Security Agreement   Exhibit 10.R to Report on Form 10-K for
                                                                          fiscal year ended June 30, 2003
----------------------------------------------------------------------------------------------------------------------
Ex-10.S             Amendment No. 3 to the Loan and Security Agreement    Exhibit 10-S to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Ex-10.T             Amendment No. 9 to the Loan and Security Agreement    Exhibit 10-T to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Ex-10.U             Amendment No. 11 to the Loan and Security Agreement   Exhibit 10-U to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Ex-10.V             Amendment No. 12 to the Loan and Security Agreement   Exhibit 10-V to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Ex-10.W             Amendment No. 13 to the Loan and Security Agreement   Exhibit 10-W to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Ex-14.0             Code of Ethics                                        Exhibit 14.0 to Report on Form 10-K for
                                                                          the fiscal year ended June 30, 2003
----------------------------------------------------------------------------------------------------------------------
Ex-21.0             Subsidiaries of the Registrant                        E-18
----------------------------------------------------------------------------------------------------------------------
Ex-23.1             Consent of Independent Auditors                       E-19
----------------------------------------------------------------------------------------------------------------------
Ex-31.1             Section 302 Certification of Chief Executive Officer  E-20
----------------------------------------------------------------------------------------------------------------------
Ex-31.2             Section 302 Certification of Chief Financial Officer  E-21
----------------------------------------------------------------------------------------------------------------------
Ex-32.1             Certification of Chief Executive Officer Pursuant     E-22
                    to 18 USC Section 1350 and Section 906 of Sarbanes
                    - Oxley Act of 2002
----------------------------------------------------------------------------------------------------------------------
Ex-32.2             Certification of Chief Financial Officer Pursuant     E-23
                    to 18 USC Section 1350 and Section 906 of Sarbanes
                    - Oxley Act of 2002
----------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 12, 2009

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)


By: /s/RICHARD SOLOWAY
   -------------------
         Richard Soloway
         Chairman of the Board of
         Directors, President and Secretary
         (Principal Executive Officer)

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

Signature                                            Title                                       Date
---------                                            -----                                       ----

/s/RICHARD SOLOWAY                          Chairman of the Board of Directors,            October 12, 2009
----------------------------                President and Secretary and Director
Richard Soloway                             (Principal Executive Officer)

/s/KEVIN S. BUCHEL                          Senior Vice President of Operations            October 12, 2009
----------------------------                and Finance and Treasurer and Director
Kevin S. Buchel                             (Principal Financial and Accounting Officer)

/s/PAUL STEPHEN BEEBER                      Director                                       October 12, 2009
---------------------------
Paul Stephen Beeber

/s/RANDY B. BLAUSTEIN                       Director                                       October 12, 2009
---------------------------
Randy B. Blaustein

/s/ARNOLD BLUMENTHAL                        Director                                       October 12, 2009
---------------------------
Arnold Blumenthal

/s/DONNA SOLOWAY                            Director                                       October 12, 2009
---------------------------
Donna Soloway

/s/ANDREW J. WILDER                         Director                                       October 12, 2009
---------------------------
Andrew J. Wilder