Form 10-Q
period 2009-09-30
NAPCO SECURITY SYSTEMS INC
filed 2009-11-16
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009
                                    OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File number:                      0-10004
                            ----------------------------------------


                        NAPCO SECURITY TECHNOLOGIES, INC.
                  --------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                         11-2277818
----------------------------------                  ----------------------------
 (State or other jurisdiction of                    (IRS Employer Identification
  incorporation of organization)                               Number)

       333 Bayview Avenue
       Amityville, New York                                     11701
----------------------------------------             ---------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (631) 842-9400
            ---------------------------------------------------------
               (Registrant's telephone number including area code)


            ---------------------------------------------------------
             (Former name, former address and former fiscal year if
                            changed from last report)


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to
submit and post such files). Yes             No
                                ---------      ---------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer                  Accelerated Filer
                       -------                                     -------
Non-Accelerated Filer                    Smaller reporting company    X
                       -------                                     -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

              Yes                                   No    X
                  -------                              -------

Number of shares outstanding of each of the issuer's classes of common stock, as of: November 16, 2009

             COMMON STOCK, $.01 PAR VALUE PER SHARE    19,095,713


                                                                                                      Page
                                                                                                      ----
PART I:  FINANCIAL INFORMATION
         ITEM 1.      Financial Statements

              NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
              INDEX - SEPTEMBER 30, 2009

                  Condensed Consolidated Balance Sheets September 30, 2009 and
                  June 30, 2009                                                                         3

                  Condensed Consolidated Statements of Operations for the Three
                  Months ended September 30, 2009 and 2008                                              4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months ended September 30, 2009 and 2008                                              5

                  Notes to Condensed Consolidated Financial Statements                                  6


         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                          15

         ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk                       20

         ITEM 4.      Controls and Procedures                                                          20


PART II:  OTHER INFORMATION                                                                            21


SIGNATURE PAGE                                                                                         22


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                September 30,
                                        ASSETS                                 2009 (unaudited)       June 30, 2009
                                        ------                                ------------------    ------------------
                                                                                 (in thousands, except share data)
Current Assets:
     Cash and cash equivalents                                               $            6,233    $            4,109
     Accounts receivable, net of  reserves                                               16,962                19,999
     Inventories                                                                         16,988                18,885
     Prepaid expenses and other current assets                                              584                   796
     Income tax receivable                                                                  281                   192
     Deferred income taxes                                                                  489                   532
                                                                             ------------------    ------------------

          Total Current Assets                                                           41,537                44,513

Inventories - non-current, net                                                            9,402                 9,949
Deferred income taxes                                                                     1,714                 1,585
Property, plant and equipment, net                                                        8,807                 9,070
Intangible assets, net                                                                   14,874                15,209
Goodwill                                                                                    923                   923
Other assets                                                                                320                   337
                                                                             ------------------    ------------------

          Total Assets                                                       $           77,577    $           81,586
                                                                             ==================    ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current Liabilities:
     Loans payable                                                           $           32,528    $           14,672
     Accounts payable                                                                     2,552                 4,049
     Accrued expenses                                                                     1,610                 1,475
     Accrued salaries and wages                                                           1,903                 1,913
                                                                             ------------------    ------------------

          Total Current Liabilities                                                      38,593                22,109

Long-term debt, net of current maturities                                                    --                18,749
Accrued income taxes                                                                        218                   213
                                                                             ------------------    ------------------

          Total Liabilities                                                              38,811                41,071
                                                                             ------------------    ------------------

Commitments and Contingencies
Stockholders' Equity:
     Common stock, par value $.01 per share; 40,000,000 shares authorized,
          20,095,713 shares issued and 19,095,713 shares outstanding                        201                   201
     Additional paid-in capital                                                          13,848                13,779
     Retained earnings                                                                   30,332                32,150
                                                                             ------------------    ------------------
                                                                                         44,381                46,130
     Less: Treasury Stock, at cost (1,000,000 shares)                                    (5,615)               (5,615)
                                                                             ------------------    ------------------

          Total stockholders' equity                                                     38,766                40,515
                                                                             ------------------    ------------------

          Total Liabilities and Stockholders' Equity                         $           77,577    $           81,586
                                                                             ==================    ==================

                 See accompanying notes to condensed consolidated financial statements.


                                NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                      ----------------------------------
                                                                                           2009               2008
                                                                                      ---------------    ---------------
                                                                               (in thousands, except share and per share data)

Net sales                                                                             $        14,465    $        17,483
Cost of sales                                                                                  11,126             11,877
                                                                                      ---------------    ---------------

          Gross Profit                                                                          3,339              5,606
Selling, general and administrative expenses                                                    4,692              4,776
                                                                                      ---------------    ---------------

          Operating (Loss) Income                                                              (1,353)               830
                                                                                      ---------------    ---------------

Other expense:
          Interest expense, net                                                                   571                315
          Other expense, net                                                                       14                 79
                                                                                      ---------------    ---------------

          Total Other expense                                                                     585                394
                                                                                      ---------------    ---------------

          (Loss) Income before (Benefit) Provision for Income Taxes                            (1,938)               436


(Benefit) provision for income taxes                                                             (120)               156
                                                                                      ---------------    ---------------

Net (loss) income                                                                              (1,818)               280

Net loss attributable to non-controlling interests                                                 --                 42
                                                                                      ---------------    ---------------

          Net (Loss) Income attributable to Napco Security Technologies, Inc.         $        (1,818)   $           322
                                                                                      ===============    ===============



(Loss) Earnings attributable to Napco Security Technologies, Inc. per common share:
          Basic                                                                       $         (0.10)   $          0.02
                                                                                      ===============    ===============

          Diluted                                                                     $         (0.10)   $          0.02
                                                                                      ===============    ===============


Weighted average number of shares outstanding:
          Basic                                                                            19,095,713         19,095,361
                                                                                      ===============    ===============

          Diluted                                                                          19,095,713         19,479,269
                                                                                      ===============    ===============




                       See accompanying notes to condensed consolidated financial statements.


                             NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                Three Months Ended September 30,
                                                                               ----------------------------------
                                                                                    2009                2008
                                                                               ---------------    ---------------
                                                                                         (in thousands)
Cash Flows from Operating Activities:
    Net (loss) income                                                          $        (1,818)   $           322
    Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
        Depreciation and amortization                                                      656                378
        Provision for doubtful accounts                                                     10                 42
        Deferred income taxes                                                              (86)                18
        Non-cash stock based compensation expense                                           69                118
    Changes in operating assets and liabilities, net of acquisition effects:
        Accounts receivable                                                              3,027              1,138
        Inventories                                                                      2,444             (1,317)
        Prepaid expenses and other current assets                                          123               (354)
        Other assets                                                                         3                 --
        Accounts payable, accrued expenses, accrued salaries and
         wages, and accrued income taxes                                                (1,367)               291
                                                                               ---------------    ---------------

Net Cash Provided by Operating Activities                                                3,061                636
                                                                               ---------------    ---------------

Cash Flows Used in Investing Activities:
    Cash used in business acquisition, net of cash acquired of $520                         --            (24,555)
    Purchases of property, plant and equipment                                             (44)              (115)
                                                                               ---------------    ---------------

Net Cash Used in Investing Activities                                                      (44)           (24,670)
                                                                               ---------------    ---------------

Cash Flows from Financing Activities:
    Proceeds from exercise of employee stock options                                        --                  6
    Proceeds from acquisition financing                                                     --             25,000
    Proceeds from long-term debt borrowings                                                 --              2,200
    Principal payments on long-term debt                                                  (893)            (1,500)
    Cash paid for deferred financing costs                                                  --               (161)
                                                                               ---------------    ---------------

Net Cash (Used in) Provided by Financing Activities                                       (893)            25,545
                                                                               ---------------    ---------------
Net increase in Cash and Cash Equivalents                                                2,124              1,511
Cash and Cash Equivalents, Beginning of Period                                           4,109              2,765
                                                                               ---------------    ---------------

Cash and Cash Equivalents, End of Period                                       $         6,233    $         4,276
                                                                               ===============    ===============

Cash Paid During the Period for:
--------------------------------
    Interest                                                                   $           533    $           159
                                                                               ===============    ===============
    Income taxes                                                               $            50    $           125
                                                                               ===============    ===============

Non-cash Investing activities:
------------------------------
    Accrued Business Acquisition costs                                         $            --    $           295
                                                                               ===============    ===============
    Debt assumed in the Acquisition                                            $            --    $         1,000
                                                                               ===============    ===============

                    See accompanying notes to condensed consolidated financial statements.


               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)




1.)  Summary of Significant Accounting Policies and Other Disclosures
     ----------------------------------------------------------------

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended September 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2009. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2009 Consolidated Financial Statements. In addition, the Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by Generally Accepted Accounting Principles ("GAAP").

     The Condensed Consolidated Financial Statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries, including those of Marks USA I, LLC ("Marks"), a newly formed subsidiary which acquired substantially all of the assets and certain liabilities of
     G. Marks Hardware, Inc. acquired on August 18, 2008. All inter-company balances and transactions have been eliminated in consolidation. The Company has evaluated events subsequent to September 30, 2009 through November 16, 2009 for potential recognition or disclosure in these Condensed Consolidated Financial Statements.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of operations and are expensed as incurred. Advertising expense for the three months ended September 30, 2009 and 2008 was $218,000 and $301,000, respectively.

     Research and Development Costs

     Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of operations and are expensed as incurred. Research and development expense for the three months ended September 30, 2009 and 2008 was $1,229,000 and $1,312,000, respectively.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

     The Company had two customers with accounts receivable balances that aggregated 24% of the Company's accounts receivable at September 30, 2009 and June 30, 2009. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

     Allowance for Doubtful Accounts

     In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $410,000 and $400,000 as of September 30, 2009 and June 30, 2009, respectively. The Company's reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

     Stock Options

     During the three months ended September 30, 2009 the Company granted no stock options under its 2002 Employee Incentive Stock Option Plan or under its 2000 Non-employee Incentive Stock Option Plan. During the three months ended September 30, 2009 there were no options exercised under either plan.

     Goodwill

     We evaluate purchased goodwill for impairment at least on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

     Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

     Intangible Assets

     All goodwill and certain intangible assets determined to have indefinite lives are not amortized but are tested for impairment at least annually. Intangible assets other than goodwill are amortized over their useful lives and reviewed for impairment at least annually at the Company's fiscal year end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

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

     Changes in other intangible assets were as follows (in thousands):

                                                 September 30,  2009                            June 30, 2009
                                     ------------------------------------------    ------------------------------------------
                                                  Accumulated      Net book                       Accumulated     Net book
                                        Cost      amortization       value             Cost      amortization       value
                                     ------------------------------------------    ------------------------------------------
     Other intangible assets:
        Customer relationships         $  9,800        $(1,511)       $  8,289         $ 9,800         $(1,189)      $ 8,611

        Non-compete agreement               340            (55)            285             340             (42)          298
        Trademark                         6,300              -           6,300           6,300               -         6,300
                                     ----------- --------------- --------------    ------------ ---------------- ------------
                                       $ 16,440        $(1,566)       $ 14,874         $16,440         $(1,231)      $15,209
                                     =========== =============== ==============    ============ ================ ============

     Amortization expense for intangible assets subject to amortization was approximately $335,000 and $67,000 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows 2010--$1,339,000; 2011--$1,154,000; 2012-- $1,065,000; 2013--$917,000; and 2014--$781,000.
     The weighted average amortization period for intangible assets was 18.3 years and 19.4 years at September 30, 2009 and 2008, respectively.

     Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

     Recent Accounting Pronouncements

     In June 2009, the FASB established the FASB Accounting Standards CodificationTM (the "Codification") as the single source of authoritative U.S. generally accepted accounting principles ("U.S. GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not have a material impact on the Company's condensed consolidated financial statements upon adoption. Accordingly, the Company's notes to condensed consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.


2.)  Stock-based Compensation
     ------------------------

     The Company has established two share incentive programs, the 2002 Employee Plan and the 2000 Non-Employee Plan, as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2009. The Company recognizes all stock-based compensation as an expense in the financial statements and the cost is measured at the fair market value of the award on the date of grant. Any excess tax benefits related to stock option exercises are reflected as financing cash inflows instead of operating cash inflows. Stock-based compensation costs of $69,000 and $118,000 were recognized in three months ended September 30, 2009 and 2008, respectively. Unearned stock-based compensation cost was $232,000 as of September 30, 2009.

     The following table reflects activity under the 2002 Plans for the three months ended September 30, 2009:

                                                             Weighted
                                                             average
                                                             exercise
                                             Options          price
                                            ---------       ---------

     Outstanding at beginning of year       1,390,240       $    2.95
     Granted                                       --              --
     Exercised                                     --              --
                                            ---------       ---------
     Outstanding at September 30, 2009      1,390,240       $    2.95
                                            =========       =========

     Exercisable at September 30, 2009      1,285,306       $    2.72
                                            =========       =========

     Weighted average fair value at
        grant date of options granted       $    n/a
     Total intrinsic value of
        options exercised                   $    n/a
     Total intrinsic value of
        Options outstanding                 $ 1,701,000
     Total intrinsic value of
        Options exercisable                 $ 1,385,000

     The following table reflects activity under the 2000 Plan for the three months ended September 30,:

                                                            Weighted
                                                             average
                                                            exercise
                                             Options          price
                                            ---------       ---------
     Outstanding at beginning of year          30,000       $    5.03
     Granted                                       --              --
     Exercised                                     --              --
     Forfeited                                     --              --
     Cancelled/lapsed                              --              --
                                            ---------       ---------
     Outstanding at end of year                30,000       $    5.03
                                            =========       =========

     Exercisable at end of year                18,000       $    5.03
                                            =========       =========
     Weighted average fair value at
        grant date of options granted             n/a
     Total intrinsic value of
        options exercised                         n/a
     Total intrinsic value of
        Options outstanding                 $  95,000
     Total intrinsic value of
            Options exercisable             $  57,000

3.)  Inventories, net
     ----------------

The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a reserve for excess or obsolete inventories. As of September 30, 2009 and June 30, 2009, the balance in this reserve amounted to $1,447,000. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current. Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The Company previously used the Gross Profit Method (which approximates FIFO) for interim financial statements. In the current quarter management has modified this calculation to the FIFO method that is considered more precise, however management believes the results of operations for interim periods would not be materially different using either method.

Inventories, net of reserves consist of the following (in thousands):              September 30,          June 30,
                                                                                       2009                 2009
                                                                                   -------------        -------------
                                                    Component parts                $      16,741        $      17,941
                                                    Work-in-process                        3,030                3,427
                                                    Finished product                       6,619                7,466
                                                                                   -------------        -------------

                                                                                   $      26,390        $      28,834
                                                                                   =============        =============

Classification of inventories, net of reserves:     Current                        $      16,988        $      18,885
                                                    Non-current                            9,402                9,949
                                                                                   -------------        -------------

                                                                                   $      26,390        $      28,834
                                                                                   =============        =============


4.)  Earnings (Loss) Per Common Share
     --------------------------------

     Earnings per common share amounts ("Basic EPS") are calculated by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution ("Diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options. Both Basic EPS and Diluted EPS are presented on the face of the condensed consolidated statements of operations.

     A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

                                                  Three months ended September 30, 2009
                                            -------------------------------------------------
                                              Net (Loss)          Shares          Per Share
                                             (numerator)      (denominator)        Amounts
                                            --------------    --------------   --------------
Basic EPS
---------
Net loss, as reported                       $       (1,818)           19,096   $        (0.10)
Effect of dilutive securities
-----------------------------
Employee Stock Options                      $           --                --   $           --
                                            --------------    --------------   --------------
Diluted EPS
-----------
Net loss, as reported and
    assumed option exercises                $       (1,818)           19,096   $        (0.10)
                                            ==============    ==============   ==============

     1,420,000 options to purchase shares of common stock in the three months ended September 30, 2009 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

                                                  Three months ended September 30, 2008
                                             ------------------------------------------------
                                               Net Income        Shares          Per Share
                                              (numerator)     (denominator)       Amounts
                                             --------------   --------------   --------------
Basic EPS
---------
Net income, as reported                      $          322           19,095   $         0.02
Effect of dilutive securities
-----------------------------
Employee Stock Options                       $           --              384   $           --
                                             --------------   --------------   --------------
Diluted EPS
-----------
Net income, as reported and
    assumed option exercises                 $          322           19,479   $         0.02
                                             ==============   ==============   ==============

     397,000 options to purchase shares of common stock in the three months ended September 30, 2008 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

5.)  Acquisition of Business
     -----------------------

     On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25.2 million, the repayment of $1 million of bank debt and the assumption of current liabilities as described more fully in the Asset Purchase Agreement. As such, the operations of Marks subsequent to the acquisition date have been included in the Company's Statement of Operations. The Marks business involves the manufacturing and distribution of door-locking devices. The Company completed this acquisition at a price in excess of the value of the net identifiable assets because it believes that the combination of the two companies offers the potential for manufacturing and operational synergies as the Company combines the Marks operations and production into its own door-locking operations and production structure. The Company funded the acquisition with a term loan from its lenders as described in Note 6.

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

6.)  Long Term Debt
     --------------

     As of September 30, 2009, debt consists of a revolving credit loan facility of $11,100,000 and a $25,000,000 term loan utilized to finance the asset purchase agreement as described in Note 5. Both facilities bear interest based on the Prime Rate. In September 2009 the Company and its banks amended the revolving line of credit to provide for a borrowing base formula in calculating availability under the line effective October 31, 2009. The amended revolving credit agreement and the term loan are secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York, certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. As of September 30, 2009 the Company was not in compliance with the covenants relating to ratios associated with maximum leverage, a modified quick ratio and debt service coverage. The Company is currently in discussions with its banks regarding waivers for the non-compliance with the covenants at September 30, 2009. The Company expects to receive the appropriate waivers from its banks but this has not been completed as of the date of this filing. As a result, the Company has classified the entire amount outstanding under these facilities as a current liability.

     As of September 30, 2009 the outstanding balances and interest rates are as follows (dollars in thousands):

                                          September 30, 2009                  June 30, 2009
                                   -------------------------------    -------------------------------
                                    Outstanding     Interest Rate      Outstanding     Interest Rate
                                   --------------   --------------    --------------   --------------
Revolving line of credit           $       11,100             6.50%   $       11,100             7.25%
Term loan                                  21,428             6.50%           22,321             7.25%
                                   --------------   --------------    --------------   --------------
Total debt                         $       32,528             6.50%   $       33,421             7.25%
                                   ==============   ==============    ==============   ==============

     The term loan is being repaid in 19 quarterly installments of $893,000 each, commencing in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time.

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

     The following represents selected consolidated geographical data for the three months ended September 30, 2009 and 2008 (in thousands):

                                      Three Months ended September 30,
                                      ---------------------------------
                                           2009               2008
                                      ---------------   ---------------

Sales to external customers(1):
-------------------------------
   Domestic                           $        13,233   $        15,427
   Foreign                                      1,232             2,056
                                      ---------------   ---------------
          Total Net Sales             $        14,465   $        17,483
                                      ===============   ==============-
                                                    As of
                                      ---------------------------------
                                       September 30,
                                           2009          June 30, 2009
                                      ---------------   ---------------

Identifiable assets:
--------------------
   United States                      $        57,909   $        60,456
   Dominican Republic (2)                      18,130            18,822
   Other foreign countries                      1,538             2,308
                                      ---------------   ---------------
          Total Identifiable Assets   $        77,577   $        81,586
                                      ===============   ===============

     (1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of Net Sales.
     (2) Consists primarily of inventories ($13,429,000 and $13,960,000) and fixed assets ($4,574,000 and $4,696,000) located at the Company's principal manufacturing facility in the Dominican Republic as of September 30, 2009 and June 30, 2009, respectively.

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

     The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. On October 30, 2009 Napco has received Form 4564 (Information Document Request) from the IRS requesting certain information for the tax year ended June 30, 2008. At this time management does not know of any tax positions taken on the June 30, 2008 tax return that need to be reserved for. As of September 30, 2009, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

     The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the three months ending September 30, 2009 the Company increased its reserve for uncertain income tax positions by $5,000. As a result, as of September 30, 2009 the Company has a long-term accrued income tax liability of $218,000.

10.) Restructuring Costs
     -------------------

     In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these actions were completed by August 2009, while certain Production-related actions are expected to be completed by December 31, 2009. Accordingly, the Company recognized restructuring costs of $1,274,000 in year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of September 30, 2009, $1,138,000 of the $1,274,000 in restructuring costs has been incurred and $136,000 remains in accrued expenses.


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 9% and 12% of our revenues for the three months ended September 30, 2009 and 2008, respectively.

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

On August 18, 2008, the Company acquired substantially all of the assets and business of G. Marks Hardware, Inc. ("Marks") for $25.2 million, the repayment of $1 million of bank debt and the assumption of certain current liabilities. The Company also entered into a lease for the building where Marks has maintained its operations. The lease provided for an annual base rent of $288,750 plus maintenance and real estate taxes, expired in August 2009 and provided for two annual extensions thereafter. In March 2009 the Company began to move the Marks operations into its existing facilities. The Company completed this consolidation in August 2009. The Marks business involves the manufacturing and distribution of door-locking devices.

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. The Company does not expect products resulting from our R&D investments in fiscal 2010 to contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

Since October 2008, the U.S. and international economies have experienced a significant downturn and continue to be very volatile. In the event that the downturn in the U.S. or international financial markets is prolonged, our revenue, profit and cash-flow levels could be materially adversely affected further in future periods. This could affect our ability to maintain adequate financing. If the current worldwide economic downturn continues, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the current downturn and market instability makes it difficult for us to forecast our revenues.

Restructuring Costs

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these actions were completed by August 2009, while certain Production-related actions are expected to be completed by December 31, 2009. Accordingly, the Company recognized restructuring costs of $1,274,000 in year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of September 30, 2009, $1,138,000 of the $1,274,000 in restructuring costs has been incurred and $136,000 remains in accrued expenses.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 6% and 7% for three months ended September 30, 2009 and 2008, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 24% of the Company's accounts receivable at September 30, 2009 and June 30, 2009. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $410,000 and $400,000 as of September 30, 2009 and June 30, 2009, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Inventories

Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company's overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and approximations and actual results could differ from those estimates. The Company previously used the Gross Profit Method (which approximates FIFO) for interim financial statements. In the current quarter management has modified this calculation to the FIFO method that is considered more precise, however management believes the results of operations for interim periods would not be materially different using either method.

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by production, engineering and financial members of management in determining the estimated obsolescence percentage. As of September 30, 2009 and June 30, 2009, the balance in this reserve amounted to $1,447,000. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At the conclusion of fiscal 2009, the Company performed its annual impairment evaluation required by this standard and determined that its goodwill relating to its Alarm Lock and Continental subsidiaries was impaired. Accordingly, in fiscal 2009 the Company recorded an impairment charge of $9,686,000 which represented the unamortized balance of this Goodwill.

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

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. On October 30, 2009 Napco has received Form 4564 (Information Document Request) from the IRS requesting certain information for the tax year ended June 30, 2008. At this time management does not know of any tax positions taken on the June 30, 2008 tax return that need to be reserved for. As of September 30, 2009, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Results of Operations
---------------------

                                         Three months ended September 30,
                                               (dollars in thousands)
                                        -----------------------------------
                                                                % Increase/
                                          2009         2008      (decrease)
                                        -----------------------------------
Net sales                               $ 14,465     $ 17,483       (17.3)%
Gross profit                               3,339        5,606       (40.4)%
Gross profit as a % of net sales            23.1%        32.1%       (9.0)%
Selling, general and administrative        4,692        4,776        (1.8)%
Selling, general and administrative
as a percentage of net sales                32.4%        27.3%        5.1%
Operating (loss) income                   (1,353)         830      (263.0)%
Interest expense, net                        571          315        81.3%
Other expense                                 14           79       (82.3)%
Minority interest in net loss of
subsidiary                                    --           42      (100.0)%
(Benefit) Provision for income
taxes                                       (120)         156      (176.9)%
Net (loss) income                         (1,818)         322      (664.6)%

Sales for the three months ended September 30, 2009 decreased by approximately 17% to $14,465,000 as compared to $17,483,000 for the same period a year ago. The decrease in sales for the three months ended September 30, 2009 was primarily from decreased sales of the Company's intrusion products ($1,383,000), door locking products ($1,117,000), products specific to the Company's Middle East operation ($636,000), and access control products ($110,000). The Company's sales continue to be adversely affected by the worldwide economic downturn, primarily since the quarter ended March 31, 2009.

Gross profit for the three months ended September 30, 2009 decreased to $3,339,000 or 23.1% of sales as compared to $5,606,000 or 32.1% of sales for the same period a year ago. The decrease in Gross profit in dollars and as a percentage of sales for the three months was primarily due to the decrease in sales of the Company's products as described above and the resulting reduction in overhead absorption in the production of these products.

Selling, general and administrative expenses for the three months ended September 30, 2009 decreased by $84,000 to $4,692,000, or 32.4% of sales, as compared to $4,776,000, or 27.3% of sales a year ago. The decrease in dollars for the three months ended September 30, 2009 was due primarily to the Company's cost-cutting and restructuring measures initiated in the quarter ended June 30, 2009 ($555,000) as partially offset by having a full three months of Marks expenses in the quarter ended September 30, 2009 and only 6 weeks of these expenses in the same quarter a year ago due to the acquisition occurring mid-quarter ($540,000). The increases as a percentage of sales are due primarily to the decreases in sales as described above without a corresponding decrease in expenses.

Interest expense, net for the three months ended September 30, 2009 increased by $256,000 to $571,000 as compared to $315,000 for the same period a year ago. The increase in interest expense for the three months resulted primarily from the $25,000,000 acquisition loan dated August 17, 2008 being outstanding for the entire three months in the quarter ended September 30, 2009 as compared to 6 weeks in the quarter ended September 30, 2008 and higher interest rates on the outstanding debt in the three months ended Sptember 30, 2009 as compared to the three months ended September 30, 2008. This was partially offset by a reduction of $5,679,000 in the total amount outstanding under the revolving line of credit and acquisition loan for the quarter ended September 30, 2009 as compared to the same period a year ago.

The Company's provision for income taxes for the three months ended September 30, 2009 decreased by $276,000 to a benefit of $120,000 as compared to a provision of $156,000 for the same period a year ago. The decrease in provision for income taxes for the three months was due primarily to the decrease in income before provision for income taxes which resulted from the results described above. As a result, the Company's effective rate for income tax was 6.2% for the three months ended September 30, 2009 as compared to 32.6% for the same period a year ago.

Net income decreased by $2,140,000 to a net loss of $1,818,000 or $(0.10) per diluted share for the three months ended September 30, 2009 as compared to net income of $322,000 or $0.02 per diluted share for the same period a year ago. The decrease for the three months ended September 30, 2009 was primarily due to the decrease in net sales and gross profit as described above.

Liquidity and Capital Resources
-------------------------------

During the three months ended September 30, 2009 the Company utilized a portion of its cash from operations ($3,061,000) to repay outstanding debt ($893,000) and purchase property, plant and equipment ($44,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through the next twelve months.

Accounts Receivable at September 30, 2009 decreased $3,037,000 to $16,962,000 as compared to $19,999,000 at June 30, 2009. This decrease is primarily the result of the lower sales volume during the quarter ended September 30, 2009 as compared to the quarter ended June 30, 2009, which is typically the Company's highest.

Inventories at September 30, 2009 decreased by $2,444,000 to $26,390,000 as compared to $28,834,000 at June 30, 2009. This decrease was primarily the result of the Company continuing to increase the accuracy of its sales forecasting by product as well as efforts to reduce its excess inventory.

On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility was $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5. The amended revolving credit agreement was amended in November 2008 to $20,000,000 and amended in May 2009 to $11,100,000 and is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest based on the Prime Rate as described in the agreement. The August 2008 amendment extended the revolving credit agreement to August 2012. Any outstanding borrowings are to be repaid or refinanced on or before that time. In September 2009 the Company and its banks amended the revolving line of credit to provide for a borrowing base formula in calculating availability under the line effective October 31, 2009. As of September 30, 2009 there was $11,100,000 outstanding under the revolving credit facility with an interest rate of 6.5% and $21,428,000 outstanding under the term loan with an interest rate of 6.5%. The term loan is being repaid in 19 quarterly installments of $893,000 each, commencing in December 2008, and a final payment of $8,033,000 due in August 2013. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. As of September 30, 2009 the Company was not in compliance with the covenants relating to ratios associated with maximum leverage, a modified quick ratio and debt service coverage. The Company is currently in discussions with its banks regarding waivers for the non-compliance with the covenants at September 30, 2009. The Company expects to receive the appropriate waivers from its banks but this has not been completed as of the date of this filing. As a result, the Company has classified the entire amount outstanding under these facilities as a current liability.

As of September 30, 2009 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.





ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest based on the prime rate as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At September 30, 2009, an aggregate principal amount of approximately $32,528,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 6.5%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $325,000 in interest that year.

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

At the conclusion of the period ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the first quarter of fiscal 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management is in the process of reviewing, documenting and evaluating the internal controls over financial reporting that exist at the Company's Marks subsidiary, which was acquired during the first quarter of Fiscal 2009.

PART II: OTHER INFORMATION



Item 1A.   Risk Factors
           ------------

           Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2009. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2009 during the three months ended September 30, 2009.


Item 6.    Exhibits
           --------

               4.1 Amendment and Waivers to Amended and Restated Credit Agreement dated as of October 13, 2009.

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


November 16, 2009


                        NAPCO SECURITY TECHNOLOGIES, INC.
                                  (Registrant)


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