Form 10-Q
period 2009-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2010-02-16
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
--    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2009
                                   OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
--    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _______.

Commission File number:                   0-10004
                                      ------------------



                         NAPCO SECURITY TECHNOLOGIES, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Delaware                                              1-2277818
--------------------------------                   -----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
  incorporation of organization)                            Number)

     333 Bayview Avenue
     Amityville, New York                                   11701
-------------------------------                    -----------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:          Yes    X          No
                                                --------         ---------

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to
submit  and  post  such  files).            Yes               No
                                                ---------        ---------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large  Accelerated Filer     Accelerated Filer             Non-Accelerated Filer      Smaller reporting  company  X
                        ---                    ---                              ---                              ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                        Yes                     No     X
                            ----                      ----

Number of shares outstanding of each of the issuer's classes of common stock, as
of:    February 12, 2010

               COMMON STOCK, $.01 PAR VALUE PER SHARE 19,095,713

                                       1
================================================================================

                                                                          Page
                                                                         -------

PART I:  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

       NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
       INDEX - DECEMBER 31, 2009

         Condensed Consolidated Balance Sheets December 31, 2009 and
         June 30, 2009                                                        3

         Condensed Consolidated Statements of Operations for the Three
         Months ended December 31, 2009 and 2008                              4

         Condensed Consolidated Statements of Operations for the Six
         Months ended December 31, 2009 and 2008                              5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months ended December 31, 2009 and 2008                              6

         Notes to Condensed Consolidated Financial Statements                 7


      ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          14

      ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk   14

      ITEM 4.   Controls and Procedures                                      16


PART II:  OTHER INFORMATION                                                  20


SIGNATURE PAGE                                                               22

                                       2
================================================================================

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                        December 31,
                                ASSETS                                2009 (unaudited)         June 30, 2009
                                ------                             ----------------------- ----------------------
                                                                         (in thousands, except share data)
Current Assets:
      Cash and cash equivalents                                    $                7,828  $               4,109
      Accounts receivable, net of reserves                                         16,194                 19,999
      Inventories, net                                                             16,976                 18,885
      Prepaid expenses and other current assets                                       741                    796
      Income tax receivable                                                           218                    192
      Deferred income taxes                                                           498                    532
                                                                   ----------------------- ----------------------

       Total Current Assets                                                        42,455                 44,513
Inventories - non-current, net                                                      8,069                  9,949
Deferred income taxes                                                               1,563                  1,585
Property, plant and equipment, net                                                  8,604                  9,070
Intangible assets, net                                                             14,539                 15,209
Goodwill                                                                              923                    923
Other assets                                                                          325                    337
                                                                   ----------------------- ----------------------

        Total Assets                                               $               76,478  $              81,586
                                                                   ======================= ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
      Loans payable                                                $               31,635  $              14,672
      Accounts payable                                                              3,641                  4,049
      Accrued expenses                                                              1,734                  1,475
      Accrued salaries and wages                                                    1,329                  1,913
                                                                   ----------------------- ----------------------

         Total Current Liabilities                                                 38,339                 22,109

Long-term debt, net of current maturities                                              --                 18,749
Accrued income taxes                                                                  222                    213
                                                                   ----------------------- ----------------------

         Total Liabilities                                                         38,561                 41,071
                                                                   ----------------------- ----------------------

Commitments and Contingencies
Stockholders' Equity:
      Common stock, par value $.01 per share;
       40,000,000 shares authorized, 20,095,713
       shares issued and 19,095,713 shares
       outstanding                                                                    201                    201

      Additional paid-in capital                                                   13,911                 13,779
      Retained earnings                                                            29,420                 32,150
                                                                   ----------------------- ----------------------
                                                                                   43,532                 46,130
      Less: Treasury Stock, at cost (1,000,000 shares)                             (5,615)                (5,615)
                                                                   ----------------------- ----------------------
          Total stockholders' equity                                               37,917                 40,515
                                                                   ----------------------- ----------------------

          Total Liabilities and Stockholders' Equity               $               76,478  $              81,586
                                                                   ======================= ======================

     See accompanying notes to condensed consolidated financial statements.

                                       3
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                       Three Months Ended
                                                                          December 31,
                                                        -------------------------------------------------

                                                                  2009                     2008
                                                        ------------------------- -----------------------
                                                         (in thousands, except share and per share data)


Net sales                                               $                 16,641  $               19,079
Cost of sales                                                             12,649                  12,865
                                                        ------------------------- -----------------------

        Gross Profit                                                       3,992                   6,214
Selling, general and administrative expenses                               4,402                   5,448
                                                        ------------------------- -----------------------

        Operating (Loss) Income                                             (410)                    766
                                                        ------------------------- -----------------------

Other expense:
        Interest expense, net                                                597                     429
        Other income, net                                                    (34)                    (54)
                                                        ------------------------- -----------------------

        Total Other expense                                                  563                     375
                                                        ------------------------- -----------------------

       (Loss) Income before (Benefit) Provision for
        Income Taxes                                                        (973)                    391

(Benefit) Provision for income taxes                                         (61)                    129
                                                        ------------------------- -----------------------

Net (loss) income before non-controlling interests                          (912)                    262

Net loss attributable to non-controlling interests                            --                      70
                                                        ------------------------- -----------------------

         Net (Loss) Income                              $                   (912) $                  332
                                                        ========================= =======================



(Loss) Earnings per common share:
         Basic                                          $                  (0.05) $                 0.02
                                                        =================================================

         Diluted                                        $                  (0.05) $                 0.02
                                                      =========================== =======================


Weighted average number of shares outstanding:
         Basic                                                        19,095,713              19,095,713
                                                      =========================== =======================

         Diluted                                                      19,095,713              19,095,713
                                                      =========================== =======================

     See accompanying notes to condensed consolidated financial statements.

                                       4
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                        Six Months Ended
                                                                          December 31,
                                                       --------------------------------------------------
                                                                 2009                      2008
                                                       ------------------------  ------------------------
                                                        (in thousands, except share and per share data)



Net sales                                              $                31,106   $                 36,562
Cost of sales                                                           23,775                     24,742
                                                       ------------------------  ------------------------

        Gross Profit                                                     7,331                     11,820
Selling, general and administrative expenses                             9,094                     10,224
                                                       ------------------------  ------------------------

        Operating (Loss) Income                                         (1,763)                     1,596
                                                       ------------------------  ------------------------

Other expense:
        Interest expense, net                                            1,168                        744
        Other (income) expense, net                                        (20)                        25
                                                       ------------------------  ------------------------

        Total Other expense                                              1,148                        769
                                                       ------------------------  ------------------------

       (Loss) Income before (Benefit) Provision for
        Income Taxes                                                    (2,911)                       827

(Benefit) provision for income taxes                                      (181)                       295
                                                       ------------------------  ------------------------

Net (loss) income before non-controlling interest                       (2,730)                       542

Net loss attributable to non-controlling interests                          --                        112
                                                       ------------------------  ------------------------

         Net (Loss) Income                             $                (2,730)  $                    654
                                                       ========================  ========================



(Loss) Earnings per common share:
         Basic                                         $                 (0.14)  $                   0.03
                                                       ========================  ========================

         Diluted                                       $                 (0.14)  $                   0.03
                                                       ========================  ========================


Weighted average number of shares outstanding:
         Basic                                                      19,095,713                 19,095,537
                                                       ========================  ========================

         Diluted                                                    19,095,713                 19,206,453
                                                       ========================  ========================

     See accompanying notes to condensed consolidated financial statements.

                                       5
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                                     Six Months Ended December 31,
                                                                                                     ------------------------------
                                                                                                          2009            2008
                                                                                                     --------------- --------------
                                                                                                             (in thousands)
Cash Flows from Operating Activities:
        Net (loss) income                                                                            $       (2,730) $         654
        Adjustments to reconcile net (loss) income to net cash
          provided by operating activities:
                  Depreciation and amortization                                                               1,314            888
                  (Recovery of) provision for doubtful accounts                                                 (38)            84
                  Change to inventory obsolescence reserve                                                       --            (20)
                  Deferred income taxes                                                                          56             91
                  Non-cash stock based compensation expense                                                     132            208
        Changes in operating assets and liabilities, net of acquisition effects:
                  Accounts receivable                                                                         3,843          4,578
                  Inventories                                                                                 3,789         (2,621)
                  Prepaid expenses and other current assets                                                      55             (9)
                  Other assets                                                                                  (41)            65
                  Accounts payable, accrued expenses, accrued salaries and wages, and accrued income
                   taxes                                                                                       (724)          (766)
                                                                                                     --------------- --------------

Net Cash Provided by Operating Activities                                                                     5,656          3,152
                                                                                                     --------------- --------------

Cash Flows Used in Investing Activities:
                  Cash used in business acquisition, net of cash acquired of $520                                --        (24,581)
                  Purchases of property, plant and equipment                                                   (151)          (326)
                                                                                                     --------------- --------------

Net Cash Used in Investing Activities                                                                          (151)       (24,907)
                                                                                                     --------------- --------------

Cash Flows from Financing Activities:
                  Proceeds from exercise of employee stock options                                               --              6
                  Proceeds from acquisition financing                                                            --         25,000
                  Proceeds from long-term debt borrowings                                                        --          2,200
                  Principal payments on long-term debt                                                       (1,786)        (2,393)
                  Cash paid for deferred financing costs                                                         --           (192)
                                                                                                     --------------- --------------

Net Cash (Used in) Provided by Financing Activities                                                          (1,786)        24,621
                                                                                                     --------------- --------------
Net increase in Cash and Cash Equivalents                                                                     3,719          2,866

Cash and Cash Equivalents, Beginning of Period                                                                4,109          2,765
                                                                                                     --------------- --------------

Cash and Cash Equivalents, End of Period                                                             $        7,828  $       5,631
                                                                                                     =============== ==============

Cash Paid During the Period for:
--------------------------------
                  Interest                                                                           $        1,090  $         624
                                                                                                     ==============================
                  Income taxes                                                                       $           --  $         125
                                                                                                     =============== ==============

Non-cash Investing activities:
------------------------------
                  Accrued Business Acquisition costs                                                 $           --  $         295
                                                                                                     =============== ==============
                  Debt assumed in the Acquisition                                                    $           --  $       1,000
                                                                                                     =============== ==============

     See accompanying notes to condensed consolidated financial statements.

                                       6
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.)  Summary of Significant Accounting Policies and Other Disclosures
     ----------------------------------------------------------------

The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended December 31, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

The Condensed Consolidated Financial Statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries, including those of Marks USA I, LLC ("Marks"), a newly formed subsidiary which acquired substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. acquired on August 18, 2008. All inter-company balances and transactions have been eliminated in consolidation. The Company has evaluated events subsequent to December 31, 2009 through February 16, 2010 for potential recognition or disclosure in these Condensed Consolidated Financial Statements.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of operations and are expensed as incurred. Advertising expense for the three months ended December 31, 2009 and 2008 was $127,000 and $363,000, respectively. Advertising expense for the six months ended December 31, 2009 and 2008 was $345,000 and $664,000, respectively.

Research and Development Costs

Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of operations and are expensed as incurred. Research and development expense for the three months ended December 31, 2009 and 2008 was $1,238,000 and $1,318,000, respectively. Research and development expense for the six months ended December 31, 2009 and 2008 was $2,467,000 and $2,630,000, respectively.

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

                                       7
================================================================================

The Company had two customers with accounts receivable balances that aggregated 20% and 24% of the Company's accounts receivable at December 31, 2009 and June 30, 2009, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

Allowance  for  Doubtful  Accounts

In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $335,000 and $400,000 as of December 31, 2009 and June 30, 2009, respectively. The Company's reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Stock Options

During the three and six months ended December 31, 2009 the Company granted no stock options under its 2002 Employee Incentive Stock Option Plan or under its 2000 Non-employee Incentive Stock Option Plan. During the three and six months ended December 31, 2009 there were no options exercised under either plan. Goodwill

We evaluate purchased goodwill for impairment at least on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At the conclusion of fiscal 2009, the Company performed its annual impairment evaluation required by this standard and determined that its goodwill relating to its Alarm Lock and Continental subsidiaries was impaired. Accordingly, the Company recorded an impairment charge of $9,686,000 which represented the unamortized balance of this Goodwill.

Intangible  Assets

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

Changes  in  other  intangible  assets  were  as  follows  (in  thousands):

                                       December 31, 2009                           June 30, 2009
                             -------------------------------------  -------------------------------------------
                                        Accumulated    Net book                    Accumulated      Net book
                               Cost     amortization    value         Cost         amortization       value
                             -------------------------------------  -------------------------------------------
Other intangible assets:
   Customer relationships    $   9,800 $      (1,834) $      7,966  $       9,800 $       (1,189) $       8,611
   Non-compete agreement           340           (67)          273            340            (42)           298
   Trademark                     6,300             -         6,300          6,300              -          6,300
                             -------------------------------------  -------------------------------------------
                             $  16,440 $      (1,901) $     14,539  $      16,440 $       (1,231) $      15,209
                             =====================================  ===========================================

                                       8
================================================================================

Amortization expense for intangible assets subject to amortization was approximately $335,000 and $135,000 for the three months ended December 31, 2009 and 2008, respectively and approximately $670,000 and $202,000 for the six months ended December 31, 2009 and 2008, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows 2010-$1,339,000; 2011-$1,154,000; 2012- $1,065,000; 2013-$917,000; and
2014-$781,000. The weighted average amortization period for intangible assets was 19.2 years and 19.6 years at December 31, 2009 and June 30, 2009, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Recent  Accounting  Pronouncements

In June 2009, the FASB established the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative U.S. generally accepted accounting principles ("U.S. GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not have a material impact on the Company's condensed consolidated financial statements upon adoption. Accordingly, the Company's notes to condensed consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.


2.)   Stock-based  Compensation
      -------------------------

The Company has established two share incentive programs, the 2002 Employee Plan and the 2000 Non-Employee Plan, as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2009. The Company recognizes all stock-based compensation as an expense in the financial statements and the cost is measured at the fair market value of the award on the date of grant. Any excess tax benefits related to stock option exercises are reflected as financing cash inflows instead of operating cash inflows. Stock-based compensation costs of $63,000 and $89,000 were recognized in three months ended December 31, 2009 and 2008, respectively and $132,000 and $208,000 were recognized in six months ended December 31, 2009 and 2008, respectively. Unearned stock-based compensation cost was $169,000 as of December 31, 2009.

The following table reflects activity under the 2002 Plans for the six months ended December 31, 2009:

                                                                  Weighted
                                                                  average
                                                                  exercise
                                                 Options           price
                                             ---------------  ----------------

Outstanding at beginning of year                   1,390,240  $           2.95
Granted                                                   --                --
Exercised                                                 --                --
                                             ---------------  ----------------
Outstanding at December 31, 2009                   1,390,240  $           2.95
                                             ===============  ================

Exercisable at December 31, 2009                   1,320,106  $           2.80
                                             ===============  ================

Weighted average fair value at
   grant date of options granted              $          n/a
Total intrinsic value of
   options exercised                          $          n/a
Total intrinsic value of
   Options outstanding                        $           --
Total intrinsic value of
   Options exercisable                        $           --

The following table reflects activity under the 2000 Plan for the six months ended December 31,:

                                       9
================================================================================

                                                                    Weighted
                                                                     average
                                                                    exercise
                                                         Options      price
                                                       ----------- -----------

Outstanding at beginning of year                            30,000 $      5.03
Granted                                                         --          --
Exercised                                                       --          --
Forfeited                                                       --          --
Cancelled/lapsed                                                --          --
                                                       ----------- -----------
Outstanding at December 31, 2009                            30,000 $      5.03
                                                       =========== ===========

Exercisable at December 31, 2009                            18,000 $      5.03
                                                       =========== ===========
Weighted average fair value at
   grant date of options granted                               n/a
Total intrinsic value of
   options exercised                                           n/a
Total intrinsic value of
   Options outstanding                                 $        --
Total intrinsic value of
   Options exercisable                                 $        --

3.)   Inventories,  net
      -----------------

The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a reserve for excess or obsolete inventories. As of December 31, 2009 and June 30, 2009, the balance in this reserve amounted to $1,446,000. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current. Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The Company previously used the Gross Profit Method (which approximates FIFO) for interim financial statements. In the first quarter of fiscal 2010 management modified this calculation to the FIFO method that is considered more precise, however management believes the results of operations for interim periods would not be materially different using either method.

     Inventories,  net  of  reserves  consist  of  the following (in thousands):

                                                                           December 31,        June 30,
                                                                                2009             2009
                                                                         ----------------- ----------------

                                                     Component parts     $          15,110 $         17,941
                                                     Work-in-process                 2,780            3,427
                                                     Finished product                7,155            7,466
                                                                         ----------------- ----------------

                                                                         $          25,045 $         28,834
                                                                         ================= ================

    Classification of inventories, net of reserves:  Current             $          16,976 $         18,885
                                                     Non-current                     8,069            9,949
                                                                         ----------------- ----------------

                                                                         $          25,045 $         28,834
                                                                         ================= ================

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

                                       10
================================================================================

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

                                                      Three months ended December 31, 2009
                                              -----------------------------------------------------
                                                 Net (Loss)         Shares           Per Share
                                                (numerator)      (denominator)        Amounts
                                              ---------------- ----------------- ------------------
Basic EPS
---------
Net loss, as reported                           $        (912)            19,096 $           (0.05)
Effect of dilutive securities
-----------------------------
Employee Stock Options                          $          --                 -- $               -
                                              ---------------- ----------------- ------------------
Diluted EPS
-----------
Net loss, as reported and
 assumed option exercises                       $        (912)            19,096 $           (0.05)
                                              ================ ================= ==================

1,420,000 options to purchase shares of common stock in the three months ended December 31, 2009 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

                                                      Three months ended December 31, 2008
                                            --------------------------------------------------------
                                                Net Income            Shares           Per Share
                                                (numerator)       (denominator)         Amounts
                                            ------------------- ------------------ -----------------
Basic EPS
---------
Net income, as reported                     $               332             19,096 $            0.02
Effect of dilutive securities
-----------------------------
Employee Stock Options                      $                --                 -- $              --
                                            ------------------- ------------------ -----------------
Diluted EPS
-----------
Net income, as reported and
  assumed option exercises                  $               332             19,096 $            0.02
                                            =================== ================== =================

1,420,000 options to purchase shares of common stock in the three months ended December 31, 2008 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                                    Six months ended December 31, 2009
                                          ------------------------------------------------------
                                                Net (Loss)           Shares        Per Share
                                               (numerator)       (denominator)      Amounts
                                          ---------------------- -------------- ----------------
Basic EPS
---------
Net loss, as reported                     $              (2,730)         19,096 $         (0.14)
Effect of dilutive securities
-----------------------------
Employee Stock Options                    $                  --              -- $             -
                                          ---------------------- -------------- ----------------
Diluted EPS
-----------
Net loss, as reported and
  assumed option exercises                $              (2,730)         19,096 $         (0.14)
                                          ====================== ============== ================

1,420,000 options to purchase shares of common stock in the six months ended December 31, 2009 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

                                                    Six months ended December 31, 2008
                                         ---------------------------------------------------------
                                            Net Income           Shares             Per Share
                                            (numerator)       (denominator)          Amounts
                                         ----------------- ------------------- -------------------
Basic EPS
---------
Net income, as reported                  $             654              19,096 $              0.03
Effect of dilutive securities
-----------------------------
Employee Stock Options                   $              --                 110 $                --
                                         ----------------- ------------------- -------------------
Diluted EPS
-----------
Net income, as reported and
 assumed option exercises                $             654              19,206 $              0.03
                                         ================= =================== ===================

                                       11
================================================================================

795,000 options to purchase shares of common stock in the six months ended December 31, 2008 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

5.)   Acquisition  of  Business
      -------------------------

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

The acquisition described above was accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. Based on the Company's evaluation, the allocation of the purchase price for the acquisition was as follows (in thousands):

Assets Acquired:
  Cash                                      $       520
  Accounts receivable                             1,836
  Inventory                                       6,740
  Prepaid expenses and other current assets         112
  Property and equipment                            801
  Goodwill                                          922
  Intangible assets                              16,440
                                            -----------

                                                 27,371
                                            -----------
Less: Liabilities Assumed:
  Line of credit borrowings outstanding           1,000
  Accounts payable                                  637
  Accrued expenses                                  339
                                            -----------

                                                  1,976
                                            -----------
Total consideration (including acquisition
  Costs of $222)                            $    25,395
                                            ===========

The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets and the excess of the purchase price over the fair value of the acquired assets of $922,000 was assigned to Goodwill. The intangible assets will be amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The weighted average amortization period of these assets is 19.2 years as of December 31, 2009. The Marks trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

6.)     Long  Term  Debt
        ----------------

As of December 31, 2009, debt consists of a revolving credit loan facility of $11,100,000 and a $25,000,000 term loan utilized to finance the asset purchase agreement as described in Note 5. Both facilities bear interest based on the Prime Rate. In October 2009 the Company and its banks amended the revolving line of credit to provide for a borrowing base formula in calculating availability under the line effective October 31, 2009. The amended revolving credit agreement and the term loan are secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York, certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. As of December 31, 2009 the Company was not in compliance with the covenants relating to ratios associated with maximum leverage, a modified quick ratio and debt service coverage as defined in the August 2008 agreement. The Company is currently in discussions with its banks regarding waivers for the non-compliance with the covenants at December 31, 2009. The Company expects to receive the appropriate waivers from its banks but this has not been completed as of the date of this filing. As a result, the Company has classified the entire amount outstanding under these facilities as a current liability.

                                       12
================================================================================

As of December 31, 2009 the outstanding balances and interest rates are as follows (dollars in thousands):

                                         December 31, 2009                     June 30, 2009
                                -----------------------------------  ---------------------------------
                                   Outstanding      Interest Rate       Outstanding     Interest Rate
                                ----------------- -----------------  ----------------- ---------------
 Revolving line of credit       $          11,100             7.25%  $          11,100           7.25%
 Term loan                                 20,535             7.25%             22,321           7.25%
                                ----------------- -----------------  ----------------- ---------------
 Total debt                     $          31,635             7.25%  $          33,421           7.25%
                                ================= =================  ================= ===============

The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time.

7.)     Geographical  Data
        ------------------

The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe, and South America.

The following represents selected consolidated geographical data for the three and six months ended December 31, 2009 and 2008 (in thousands):

                                                  Three Months ended December 31,        Six Months ended December 31,
                                              ---------------------------------------  ----------------------------------
                                                      2009                2008               2009              2008
                                              ------------------- -------------------  ---------------- -----------------
Sales to external customers(1):
-------------------------------
   Domestic                                   $            15,342 $            17,124  $         28,574 $          32,551
   Foreign                                                  1,299               1,955             2,532             4,011
                                              ------------------- -------------------  ---------------- -----------------
          Total Net Sales                     $            16,641 $            19,079  $         31,106 $          36,562
                                              =================== ===================  ================ =================
                                                               As of
                                              ---------------------------------------
                                               December 31, 2009     June 30, 2009
                                              ------------------- -------------------
Identifiable assets:
--------------------
   United States                              $            56,982             $60,456
   Dominican Republic (2)                                  17,388              18,822
   Other foreign countries                                  2,108               2,308
                                              ------------------- -------------------
          Total Identifiable Assets           $            76,478             $81,586
                                              =================== ===================

(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of Net Sales.
(2) Consists primarily of inventories ($12,814,000 and $13,960,000) and fixed assets ($4,487,000 and $4,696,000) located at the Company's principal manufacturing facility in the Dominican Republic as of December 31, 2009 and June 30, 2009, respectively.

8.)     Commitments  and  Contingencies
        -------------------------------

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

9.)     Income Taxes
        ------------

                                       13
================================================================================

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. On October 30, 2009 Napco received Form 4564 (Information Document Request) from the IRS requesting certain information for the tax year ended June 30, 2008. At this time management does not know of any tax positions taken on the June 30, 2008 tax return that need to be reserved for. As of December 31, 2009, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the six months ending December 31, 2009 the Company increased its reserve for uncertain income tax positions by $9,000. As a result, as of December 31, 2009 the Company has a long-term accrued income tax liability of $222,000.

10.)     Restructuring Costs
         -------------------

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these actions were completed by August 2009, while certain Production-related actions that were expected to be completed by December 31, 2009 are now estimated by Management to be completed by March 31, 2010. Accordingly, the Company recognized restructuring costs of $1,274,000 in year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of December 31, 2009, $1,138,000 of the $1,274,000 in restructuring costs has been incurred and $136,000 remains in accrued expenses.


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, the ability to maintain adequate financing to fund operations, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar, distribution problems, unforeseen environmental liabilities, the uncertain economic, military and political conditions in the world and the successful integration of Marks into our existing operations.

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 8% and 11% of our revenues for the six months ended December 31, 2009 and 2008, respectively.

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

                                       14
================================================================================

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

Restructuring  Costs

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these actions were completed by August 2009, while certain Production-related actions that were expected to be completed by December 31, 2009 are now estimated by Management to be completed by March 31, 2010. Accordingly, the Company recognized restructuring costs of $1,274,000 in year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of December 31, 2009, $1,138,000 of the $1,274,000 in restructuring costs has been paid and $136,000 remains in accrued expenses.

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

Revenue  Recognition

                                       15
================================================================================

Revenues from merchandise sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of sale. We report our sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns and other allowances.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 6% and 8% for the six months ended December 31, 2009 and 2008, respectively.

Concentration  of  Credit  Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 20% and 24% of the Company's accounts receivable at December 31, 2009 and June 30, 2009, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $335,000 and $400,000 as of December 31, 2009 and June 30, 2009, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by production, engineering and financial members of management in determining the estimated obsolescence percentage. As of December 31, 2009 and June 30, 2009, the balance in this reserve amounted to $1,446,000. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Goodwill  and  Other  Intangible  Assets

Goodwill and other intangible assets are reviewed for impairment at least annually at the Company's fiscal year-end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

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

                                       16
================================================================================

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

While the Company has determined that there has been no impairment of the Goodwill or other intangible assets resulting from the Marks acquisition, further deterioration of the economy may result in an impairment charge to all or a portion of the Goodwill or other intangible assets. The company utilizes, among other measurements, a discounted cash-flow analysis based upon projections of the Company's financial performance. If these projected results require adjustment to significantly lower cash-flow levels, the Goodwill or other intangible assets may be subject to a write-down in carrying value.

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


Results of Operations
---------------------

                                             Three months ended December 31,           Six months ended December 31,
                                                  (dollars in thousands)                   (dollars in thousands)
                                         ---------------------------------------- ----------------------------------------
                                                                      % Increase/                            % Increase/
                                             2009           2008       (decrease)     2009          2008       (decrease)
                                         ------------- -------------- ----------- ------------- ------------ -------------
Net sales                                $     16,641   $     19,079      (12.8)%   $  31,106   $    36,562        (14.9)%
Gross profit                                    3,992          6,214      (35.8)%       7,331        11,820        (38.0)%
Gross profit as a % of net sales                 24.0%          32.6%      (8.6)%        23.6%         32.3%        (8.7)%
Selling, general and administrative             4,402          5,448      (19.2)%       9,094        10,224        (11.1)%
Selling, general and administrative as a
percentage of net sales                          26.5%          28.6%      (2.1)%        29.2%         28.0%         1.2%
Operating (loss) income                          (410)           766     (153.5)%      (1,763)        1,596       (210.5)%
Interest expense, net                             597            429       39.2%        1,168           744         57.0%
Other expense (income)                              7            (54)     113.0%           21            25          (16)%
Net loss attributable to non-controlling
interests                                          --             70     (100.0)%          --           285       (100.0)%
(Benefit) Provision for income taxes              (61)           129     (147.3)%        (181)          112       (261.6)%
Net (loss) income                                (912)           332     (374.7)%      (2,730)          654       (517.4)%

Sales for the three months ended December 31, 2009 decreased by approximately 13% to $16,641,000 as compared to $19,079,000 for the same period a year ago. Sales for the six months ended December 31, 2009 decreased by approximately 15% to $31,106,000 as compared to $36,562,000 for the same period a year ago. The decrease in sales for the three and six months ended December 31, 2009 was primarily from decreased sales of the Company's intrusion products ($266,000 and $1,525,000), door locking products ($1,335,000 and $2,451,000), products specific to the Company's Middle East operation ($535,000 and $1,164,000), and access control products ($287,000 and $177,000). The Company's sales continue to be adversely affected by the worldwide economic downturn, primarily since the quarter ended March 31, 2009.

                                       17
================================================================================

Gross profit for the three months ended December 31, 2009 decreased to $3,992,000 or 24.0% of sales as compared to $6,214,000 or 32.6% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2009 decreased to $7,331,000 or 23.6% of sales as compared to $11,820,000 or 32.3% of sales for the same period a year ago. The decrease in Gross profit in dollars and as a percentage of sales for the three and six months was primarily due to the decrease in sales of the Company's products as described above and the resulting reduction in overhead absorption in the engineering and production of these products.

Selling, general and administrative expenses for the three months ended December 31, 2009 decreased by $1,046,000 to $4,402,000, or 26.5% of sales, as compared to $5,448,000, or 28.6% of sales a year ago. Selling, general and administrative expenses for the six months ended December 31, 2009 decreased by $1,130,000 to $9,094,000, or 29.2% of sales, as compared to $10,224,000, or 28.0% of sales a year ago. The decrease in dollars for the three and six months ended December 31, 2009 was due primarily to the Company's cost-cutting and restructuring measures initiated in the quarter ended June 30, 2009 ($822,000 and $1,442,000, respectively). For the six months, these cost savings were partially offset by having a full 26 weeks of Marks expenses in the six months ended December 31, 2009 and only 19 weeks of these expenses in the same period a year ago due to the acquisition occurring mid-quarter ($540,000). The increases as a percentage of sales are due primarily to the decreases in sales as described above without a corresponding decrease in expenses.

Interest expense, net for the three months ended December 31, 2009 increased by $168,000 to $597,000 as compared to $429,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2009 increased by $424,000 to $1,168,000 as compared to $744,000 for the same period a year ago. The increase in interest expense for the three months ended December 31, 2009 resulted from higher interest rates charged by the Company's banks as partially offset by lower outstanding debt in the current period. The increase in interest expense for the six months resulted primarily from the $25,000,000 acquisition loan dated August 17, 2008 being outstanding for the entire 26 weeks in the six months ended December 31, 2009 as compared to 19 weeks in the six months ended December 31, 2008 as well as the higher interest rates referred to above.

The Company's provision for income taxes for the three months ended December 31, 2009 decreased by $190,000 to a benefit of $61,000 as compared to a provision of $129,000 for the same period a year ago. The Company's provision for income taxes for the six months ended December 31, 2009 decreased by $293,000 to a benefit of $181,000 as compared to a provision of $112,000 for the same period a year ago. The decrease in provision for income taxes for the three and six months was due primarily to the decrease in income before provision for income taxes which resulted from the results described above. As a result, the Company's effective rate for income tax was 6.3% and 6.2% for the three and six months ended December 31, 2009, respectively as compared to 33.0% and 13.5% for the same periods a year ago.

Net income decreased by $1,244,000 to a net loss of $912,000 or $(0.05) per diluted share for the three months ended December 31, 2009 as compared to net income of $322,000 or $0.02 per diluted share for the same period a year ago. Net income decreased by $3,384,000 to a net loss of $2,730,000 or $(0.14) per diluted share for the six months ended December 31, 2009 as compared to net income of $654,000 or $0.03 per diluted share for the same period a year ago. The decrease for the three and six months ended December 31, 2009 was primarily due to the decrease in net sales and gross profit as described above.

Liquidity and Capital Resources
-------------------------------

During the six months ended December 31, 2009 the Company utilized a portion of its cash from operations ($5,656,000) to repay outstanding debt ($1,786,000) and purchase property, plant and equipment ($151,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through the next twelve months.

Accounts Receivable at December 31, 2009 decreased $3,863,000 to $16,194,000 as compared to $19,999,000 at June 30, 2009. This decrease is primarily the result of the lower sales volume during the quarter ended December 31, 2009 as compared to the quarter ended June 30, 2009, which is typically the Company's highest.

Inventories at December 31, 2009 decreased by $3,789,000 to $25,045,000 as compared to $28,834,000 at June 30, 2009. This decrease was primarily the result of the Company continuing to increase the accuracy of its sales forecasting by product as well as efforts to reduce its excess inventory.

On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility was $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5. The amended revolving credit agreement was amended in November 2008 to $20,000,000 and amended in May 2009 to $11,100,000 and is secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. The agreements bear interest based on the Prime Rate as described in the agreement. The August 2008 amendment extended the revolving credit agreement to August 2012. Any outstanding borrowings are to be repaid or refinanced on or before that time. In September 2009 the Company and its banks amended the revolving line of credit to provide for a borrowing base formula in calculating availability under the line effective October 31, 2009. As of December 31, 2009 there was $11,100,000 outstanding under the revolving credit facility with an interest rate of 7.25% and $21,428,000 outstanding under the term loan with an interest rate of 7.25%. The term loan is being repaid in 19 quarterly installments of $893,000 each, commencing in December 2008, and a final payment of $8,033,000 due in August 2013. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. As of December 31, 2009 the Company was not in compliance with the covenants relating to ratios associated with maximum leverage, a modified quick ratio and debt service coverage. The Company is currently in discussions with its banks regarding waivers for the non-compliance with the covenants at December 31, 2009. The Company expects to receive the appropriate waivers from its banks but this has not been completed as of the date of this filing. As a result, the Company has classified the entire amount outstanding under these facilities as a current liability.

                                       18
================================================================================

As of December 31, 2009 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.





ITEM  3:  Quantitative  and  Qualitative  Disclosures  About  Market  Risk
--------------------------------------------------------------------------

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest based on the prime rate as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At December 31, 2009, an aggregate principal amount of approximately $31,635,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 7.25%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $316,000 in interest that year.

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





ITEM  4:  Controls  and  Procedures
-----------------------------------

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

At the conclusion of the period ended December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

                                       19
================================================================================

During the second quarter of fiscal 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management is in the process of reviewing, documenting and evaluating the internal controls over financial reporting that exist at the Company's Marks subsidiary, which was acquired during the first quarter of Fiscal 2009.









PART  II:  OTHER  INFORMATION




Item  1A.        Risk  Factors
                 -------------

Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2009. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2009 during the three months ended December 31, 2009.


Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               (a) The annual meeting of stockholders ("the Annual Meeting") was held on December 1, 2009.
               (b) At the Annual Meeting, three directors were re-elected as directors through 2012:
                          Paul Steven Beeber - 17,781,415 votes "for", 237,653 votes "withheld", and
                          Randy B. Blaustein - 17,704,051 votes "for", 315,017 votes "withheld", and
                          Donna A. Soloway  - 17,631,814 votes "for", 387,254
                          votes "withheld"


Item 6.        Exhibits
               --------

                  31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President

                  31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance

                  32.1   Section 1350 Certifications

                                       20
================================================================================

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 16, 2010


                       NAPCO SECURITY TECHNOLOGIES, INC.
                                  (Registrant)


By:     /s/ RICHARD L. SOLOWAY
     ------------------------------------------------------------
     Richard L. Soloway
     Chairman of the Board of Directors, President and Secretary
     (Chief Executive Officer)


By:     /s/ KEVIN S. BUCHEL
     ------------------------------------------------------------
     Kevin S. Buchel
     Senior Vice President of Operations and Finance and Treasurer (Principal Financial and Accounting Officer

                                       21
================================================================================