Form 10-Q
period 2010-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2010-05-17
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File number:             0-10004
                          ---------------------------


                       NAPCO SECURITY TECHNOLOGIES, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                    11-2277818
------------------------------------       -------------------------------------
  (State or other jurisdiction of               (IRS Employer Identification
   incorporation of organization)                          Number)

        333 Bayview Avenue
       Amityville, New York                                11701
------------------------------------       -------------------------------------
      (Address of principal                              (Zip Code)
       executive offices)

                                 (631) 842-9400
             -----------------------------------------------------
              (Registrant's telephone number including area code)


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to
submit and post such files).                Yes             No
                                                -------        -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large Accelerated    Accelerated Filer    Non-Accelerated    Smaller reporting
Filer                Filer                Filer              company   X
      -----                -----                -----                -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                    Yes                          No    X
                        -------                     -------


Number of shares outstanding of each of the issuer's classes of common stock, as
of:   May 17, 2010

           COMMON STOCK, $.01 PAR VALUE PER SHARE     19,095,713

                                       1
================================================================================

                                                                          Page
PART I: FINANCIAL INFORMATION                                            ------

     ITEM 1.    Financial Statements

       NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
       INDEX - MARCH 31, 2010

         Condensed Consolidated Balance Sheets March 31, 2010 and
         June 30, 2009                                                      3

         Condensed Consolidated Statements of Operations for the Three
         Months ended March 31, 2010 and 2009                               4

         Condensed Consolidated Statements of Operations for the Nine
         Months ended March 31, 2010 and 2009                               5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months ended March 31, 2010 and 2009                               6

         Notes to Condensed Consolidated Financial Statements               7


     ITEM 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13

     ITEM 3.    Quantitative and Qualitative Disclosures About Market
                 Risk                                                      18

     ITEM 4T.   Controls and Procedures                                    18


PART II: OTHER INFORMATION                                                 19


SIGNATURE PAGE                                                             19

                                       2
================================================================================

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                               March 31, 2010
                                               --------------
                                                 (unaudited)     June 30, 2009
                                                 ----------      -------------
ASSETS                                         (in thousands, except share data)
------
Current Assets:
  Cash and cash equivalents                   $       5,825      $       4,109
  Accounts receivable, net of reserves               16,192             19,999
  Inventories, net                                   17,980             18,885
  Prepaid expenses and other current assets             857                796
  Income tax receivable                                 236                192
  Deferred income taxes                                 567                532
                                             -----------------------------------

    Total Current Assets                             41,657             44,513
Inventories - non-current, net                        8,082              9,949
Deferred income taxes                                 1,859              1,585
Property, plant and equipment, net                    8,383              9,070
Intangible assets, net                               14,204             15,209
Goodwill                                                 --                923
Other assets                                            313                337
                                             -----------------------------------

  Total Assets                                $      74,498      $      81,586
                                             ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Loans payable                               $      30,742      $      14,672
  Accounts payable                                    3,862              4,049
  Accrued expenses                                    1,916              1,475
  Accrued salaries and wages                          1,758              1,913
                                             -----------------------------------

  Total Current Liabilities                          38,278             22,109
Long-term debt, net of current maturities                --             18,749
Accrued income taxes                                    114                213
                                             -----------------------------------

  Total Liabilities                                  38,392             41,071
Commitments and Contingencies


Stockholders' Equity:
  Common stock, par value $.01 per share;
40,000,000 shares authorized, 20,095,713
shares issued and 19,095,713 shares
outstanding                                             201                201
  Additional paid-in capital                         13,964             13,779
  Retained earnings                                  27,556             32,150
                                             -----------------------------------
                                                     41,721             46,130
  Less: Treasury Stock, at cost (1,000,000
shares)                                              (5,615)            (5,615)
                                             -----------------------------------

    Total stockholders' equity                       36,106             40,515
                                             -----------------------------------

  Total Liabilities and Stockholders' Equity  $      74,498      $      81,586
                                             ===================================

     See accompanying notes to condensed consolidated financial statements.

                                       3
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2010            2009
                                                      ----           -----
                                                  (in thousands, except share
                                                       and per share data)


Net sales                                      $    16,015     $    14,024
Cost of sales                                       11,864          13,110
Restructuring charges                                   --           1,110
                                              ----------------------------------

     Gross Profit (loss)                             4,151            (196)

Selling, general and administrative expenses         4,979           4,919
Impairment of goodwill                                 923              --
Restructuring costs                                     --             145
                                              ----------------------------------

     Operating Loss                                 (1,751)         (5,260)

Other expense:
  Interest expense, net                                591             426
  Other income, net                                     13              76
                                              ----------------------------------
     Total Other expense                               604             502
                                              ----------------------------------

     Loss before Income Taxes                       (2,355)         (5,762)

Benefit for income taxes                              (491)           (859)
                                              ----------------------------------
Net loss before non-controlling interests           (1,864)         (4,903)
Net loss attributable to non-controlling
 interests                                              --            (112)
                                              ----------------------------------

     Net Loss                                  $    (1,864)    $    (5,015)
                                              ==================================

Loss per common share:

     Basic                                     $     (0.10)    $     (0.26)
                                              ==================================
     Diluted                                   $     (0.10)    $     (0.26)
                                              ==================================
Weighted average number of shares outstanding:

     Basic                                      19,095,713      19,095,713
                                              ==================================
     Diluted                                    19,095,713      19,095,713
                                              ==================================



     See accompanying notes to condensed consolidated financial statements.

                                       4
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                   Nine Months Ended March 31,
                                                   ---------------------------
                                                      2010            2009
                                                      ----           -----
                                                  (in thousands, except share
                                                       and per share data)


Net sales                                      $    47,121     $    50,586
Cost of sales                                       35,639          37,852
Restructuring charges                                   --           1,110
                                              ----------------------------------

     Gross Profit                                   11,482          11,624

Selling, general and administrative expenses        14,073          15,142
Impairment of goodwill                                 923              --
Restructuring costs                                     --             145
                                              ----------------------------------

     Operating Loss                                 (3,514)         (3,663)

Other expense:
  Interest expense, net                              1,759           1,170
  Other income, net                                     (7)            101
                                              ----------------------------------
     Total Other expense                             1,752           1,271
                                              ----------------------------------

     Loss before Income Taxes                       (5,266)         (4,934)

Benefit for income taxes                              (672)           (574)
                                              ----------------------------------

     Net Loss                                  $    (4,594)    $    (4,360)
                                              ==================================

Loss per common share:

     Basic                                     $     (0.24)    $     (0.23)
                                              ==================================
     Diluted                                   $     (0.24)    $     (0.23)
                                              ==================================

Weighted average number of shares outstanding:

     Basic                                      19,095,713      19,095,595
                                              ==================================
     Diluted                                    19,095,713      19,095,595
                                              ==================================



     See accompanying notes to condensed consolidated financial statements.

                                       5
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                     Nine Months Ended March 31,
                                                     ---------------------------

                                                        2010             2009
                                                     ----------       ----------
                                                           (in thousands)
Cash Flows from Operating Activities:
     Net loss                                        $  (4,594)       $  (4,360)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                   1,981            1,440
         Impairment of goodwill                            923               --
         Provision for doubtful accounts                   135              126
         Change to inventory obsolescence reserve           --              (20)
         Deferred income taxes                            (309)             124
         Non-cash stock based compensation expense         185              280
         Change in non-controlling interest                 --             (147)
     Changes in operating assets and liabilities,
      net of acquisition effects:
         Accounts receivable                             3,672            8,959
         Inventories                                     2,772             (756)
         Prepaid expenses and other current assets         (61)             485
         Income tax receivable                             (44)            (790)
         Other assets                                      (18)               4
         Accounts payable, accrued expenses, accrued
          salaries and wages, and accrued income taxes      --           (1,558)
         Accrued restructuring costs                        --              350
                                                     ----------       ----------

Net Cash Provided by Operating Activities                4,642            4,137
                                                     ----------       ----------

Cash Flows From Investing Activities:
     Cash used in business acquisition, net of cash
      acquired of $520                                      --          (24,581)
     Purchases of property, plant and equipment           (247)            (428)
                                                     ----------       ----------

Net Cash Used in Investing Activities                     (247)         (25,009)
                                                     ----------       ----------

Cash Flows from Financing Activities:
     Proceeds from exercise of employee stock options       --                6
     Proceeds from acquisition financing                    --           25,000
     Proceeds from long-term debt borrowings                --            2,200
     Principal payments on long-term debt               (2,679)          (6,286)
     Cash paid for deferred financing costs                 --             (246)
                                                     ----------       ----------

Net Cash (Used in) Provided by Financing Activities     (2,679)          20,674
                                                     ----------       ----------

Net increase (decrease) in Cash and Cash Equivalents     1,716             (198)
Cash and Cash Equivalents, Beginning of Period           4,109            2,765
                                                     ----------       ----------

Cash and Cash Equivalents, End of Period             $   5,825        $   2,567
                                                     ==========       ==========

Cash Paid During the Period for:
--------------------------------
     Interest                                        $   1,669        $   1,034
                                                     ==========       ==========
     Income taxes                                    $      --        $     130
                                                     ==========       ==========

Non-cash Investing activities:
------------------------------
     Accrued Business Acquisition costs              $       --       $     295
                                                     ==========       ==========
     Debt assumed in the Acquisition                 $       --       $   1,000
                                                     ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                                       6
================================================================================

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)




1.)  Summary of Significant Accounting Policies and Other Disclosures
     ----------------------------------------------------------------

     The accompanying Condensed Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The results of operations for the period ended March 31, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     Advertising and Promotional Costs

     Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of operations and are expensed as incurred. Advertising expense for the three months ended March 31, 2010 and 2009 was $253,000 and $91,000, respectively. Advertising expense for the nine months ended March 31, 2010 and 2009 was $597,000 and $711,000, respectively.

     Research and Development Costs

     Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of operations and are expensed as incurred. Research and development expense for the three months ended March 31, 2010 and 2009 was $1,295,000 and $1,259,000, respectively. Research and development expense for the nine months ended March 31, 2010 and 2009 was $3,762,000 and $3,823,000, respectively.

     Business Concentration and Credit Risk

     An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

     The Company had two customers with accounts receivable balances that aggregated 24% of the Company's accounts receivable at March 31, 2010 and June 30, 2009. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

                                       7
================================================================================

     Allowance for Doubtful Accounts

     In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $535,000 and $400,000 as of March 31, 2010 and June 30, 2009, respectively.
     The Company's reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

     Stock Options

     During the three and nine months ended March 31, 2010 the Company granted no stock options under its 2002 Employee Incentive Stock Option Plan or under its 2000 Non-employee Incentive Stock Option Plan. During the three and nine months ended March 31, 2010 there were no options exercised under either plan.

     Goodwill

     We evaluate purchased goodwill for impairment at least on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

     Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At the conclusion of fiscal 2009, the Company performed its annual impairment evaluation required by this standard and determined that its goodwill relating to its Alarm Lock and Continental subsidiaries was impaired. Accordingly, the Company recorded an impairment charge of $9,686,000 which represented the unamortized balance of this Goodwill. At the conclusion of the quarter ended March 31, 2010, the Company performed an interim impairment evaluation and determined that its goodwill relating to its Marks subsidiary was impaired. Accordingly, in the quarter ended March 31, 2010 the Company recorded an impairment charge of $923,000 which represented the unamortized balance of this Goodwill.

     Intangible Assets

     Intangible assets other than goodwill are amortized over their useful lives and reviewed for impairment at least annually at the Company's fiscal year end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

     The Company's acquisition of substantially all of the assets and certain liabilities of Marks included intangible assets with a fair value of $16,440,000 on the date of acquisition. The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The remaining excess of the purchase price of $923,000 was assigned to Goodwill and subsequently written off as described above. The intangible assets will be amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition was deductible for Federal and New York State income tax purposes over a period of 15 years.

     Changes  in  other  intangible  assets  were  as  follows  (in  thousands):

                                                               March 31, 2010                            June 30, 2009
                                              ----------------------------------------------  --------------------------------------
                                                                 Accumulated     Net book                 Accumulated     Net book
                                                    Cost         amortization      value         Cost     amortization      value
                                              ----------------------------------------------  --------------------------------------
Other intangible assets:
   Customer relationships                     $          9,800 $        (2,157) $      7,643  $    9,800 $       (1,189) $     8,611
   Non-compete agreement                                   340             (79)          261         340            (42)         298
   Trademark                                             6,300               -         6,300       6,300              -        6,300
                                              ----------------------------------------------  --------------------------------------
                                              $         16,440 $        (2,234) $     14,204  $   16,440 $       (1,231) $    15,209
                                              ==============================================  ======================================

                                       8
================================================================================

Amortization expense for intangible assets subject to amortization was approximately $335,000 and $135,000 for the three months ended March 31, 2010 and 2009, respectively and approximately $1,004,000 and $337,000 for the nine months ended March 31, 2010 and 2009, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows 2010-$1,339,000; 2011-$1,154,000; 2012- $1,065,000; 2013-$917,000; and
2014-$781,000. The weighted average amortization period for intangible assets was 18.2 years and 19.2 years at March 31, 2010 and 2009, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Recent  Accounting  Pronouncements

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events ("Topic 855"):
Amendments to Certain Recognition and Disclosure Requirements". The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.


2.)   Stock-based  Compensation
      -------------------------

The Company has established two share incentive programs, the 2002 Employee Plan and the 2000 Non-Employee Plan, as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company's annual report on Form 10-K for the year ended June 30, 2009. The Company recognizes all stock-based compensation as an expense in the financial statements and the cost is measured at the fair market value of the award on the date of grant. Any excess tax benefits related to stock option exercises are reflected as financing cash inflows instead of operating cash inflows. Stock-based compensation costs of $53,000 and $73,000 were recognized in three months ended March 31, 2010 and 2009, respectively and $185,000 and $280,000 were recognized in nine months ended March 31, 2010 and 2009, respectively. Unearned stock-based compensation cost was $116,000 as of March 31, 2010.

The following table reflects activity under the 2002 Plans for the nine months ended March 31, 2010:


                                                                Weighted
                                                                 average
                                                                exercise
                                               Options            price
                                          ----------------- ---------------

Outstanding at beginning of year                  1,390,240  $         2.95
Granted                                                  --              --
Exercised                                                --              --
                                          ----------------- ---------------
Outstanding at March 31, 2010                     1,390,240  $         2.95
                                          ================= ===============

Exercisable at March 31, 2010                     1,327,606  $         2.85
                                          ================= ===============

Weighted average fair value at
   grant date of options granted          $             n/a
Total intrinsic value of
   options exercised                      $             n/a
Total intrinsic value of
   Options outstanding                    $         421,000
Total intrinsic value of
   Options exercisable                    $         421,000

The following table reflects activity under the 2000 Plan for the nine months ended March 31,:

                                                      Weighted
                                                       average
                                                      exercise
                                      Options           price
                                  ---------------  ---------------

Outstanding at beginning of year           30,000  $          5.03
Granted                                        --               --
Exercised                                      --               --
Forfeited                                      --               --
Cancelled/lapsed                               --               --
                                  ---------------  ---------------
Outstanding at March 31, 2010              30,000  $          5.03
                                  ================================

Exercisable at March 31, 2010              24,000  $          5.03
                                  ===============  ===============
Weighted average fair value at
   grant date of options granted              n/a
Total intrinsic value of
   options exercised                          n/a
Total intrinsic value of
   Options outstanding            $            --
Total intrinsic value of
   Options exercisable            $            --

                                       9
================================================================================

3.)   Inventories,  net
      -----------------

The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a reserve for excess or obsolete inventories. As of March 31, 2010 and June 30, 2009, the balance in this reserve amounted to $1,446,000. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current. Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The Company previously used the Gross Profit Method (which approximates FIFO) for interim financial statements. In the first quarter of fiscal 2010 management modified this calculation to the FIFO method that is considered more precise, however management believes the results of operations for interim periods would not be materially different using either method.

Inventories, net of reserves consist of the following (in thousands):               March 31,     June 30,
                                                                                      2010          2009
                                                                                  ------------- ------------

                                                                  Component parts $      15,513 $     17,941
                                                                  Work-in-process         3,360        3,427
                                                                 Finished product         7,189        7,466
                                                                                  ------------- ------------

                                                                                  $      26,062 $     28,834
                                                                                  ============= ============

Classification of inventories, net of reserves:                           Current $      17,980 $     18,885
                                                                      Non-current         8,082        9,949
                                                                                  ------------- ------------

                                                                                  $      26,062 $     28,834
                                                                                  ============= ============

4.)   Earnings (Loss) Per Common Share
      --------------------------------

Earnings (loss) per common share amounts ("Basic EPS") are calculated by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings (loss) per common share amounts, assuming dilution ("Diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options. Both Basic EPS and Diluted EPS are presented on the face of the condensed consolidated statements of operations.

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

                                                                      Three months ended March 31, 2010
                                                       ----------------------------------------------------------------
                                                             Net (Loss)               Shares             Per Share
                                                             (numerator)          (denominator)           Amounts
                                                       ----------------------- -------------------- -------------------
Basic EPS
---------
Net loss, as reported                                  $               (1,864)               19,096 $            (0.10)
Effect of dilutive securities
-----------------------------
Employee Stock Options                                 $                   --                    -- $                -
                                                       ----------------------- -------------------- -------------------
Diluted EPS
-----------
Net loss, as reported and
  assumed option exercises                             $               (1,864)               19,096 $            (0.10)
                                                       ======================= ==================== ===================

                                       10
================================================================================

1,420,000 options to purchase shares of common stock in the three months ended March 31, 2010 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

                                                                       Three months ended March 31, 2009
                                                    -----------------------------------------------------------------------
                                                           Net Income                 Shares                Per Share
                                                          (numerator)             (denominator)              Amounts
                                                    ------------------------ ------------------------ ---------------------
Basic EPS
---------
Net income, as reported                             $                (5,015)                   19,096 $              (0.26)
Effect of dilutive securities
-----------------------------
Employee Stock Options                              $                    --                        -- $                 --
                                                    ------------------------ ------------------------ ---------------------
Diluted EPS
-----------
Net income, as reported and
  assumed option exercises                          $                (5,015)                   19,096 $              (0.26)
                                                    ======================== ======================== =====================

1,321,000 options to purchase shares of common stock in the three months ended March 31, 2009 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

                                                                        Nine months ended March 31, 2010
                                                     -----------------------------------------------------------------------
                                                          Net (Loss)                   Shares                 Per Share
                                                         (numerator)               (denominator)               Amounts
                                                     -----------------------  ------------------------ ---------------------
Basic EPS
---------
Net loss, as reported                                $                (4,594)                   19,096 $              (0.24)
Effect of dilutive securities
-----------------------------
Employee Stock Options                               $                     --                       -- $                  -
                                                     ------------------------ ------------------------ ---------------------
Diluted EPS
-----------
Net loss, as reported and
  assumed option exercises                           $                (4,594)                   19,096               ($0.24)
                                                     ======================== ======================== =====================

1,420,000 options to purchase shares of common stock in the nine months ended March 31, 2010 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

                                                                        Nine months ended March 31, 2009
                                                   --------------------------------------------------------------------------
                                                           Net Income                  Shares                Per Share
                                                           (numerator)              (denominator)             Amounts
                                                   ---------------------------  --------------------- -----------------------
Basic EPS
---------
Net income, as reported                            $                   (4,360)                 19,096 $                (0.23)
Effect of dilutive securities
-----------------------------
Employee Stock Options                             $                       --                      -- $                   --
                                                   ---------------------------  --------------------- -----------------------
Diluted EPS
-----------
Net income, as reported and
  assumed option exercises                         $                   (4,360)                 19,096 $                (0.23)
                                                   ===========================  ===================== =======================

1,313,000 options to purchase shares of common stock in the nine months ended March 31, 2009 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

5.)     Long  Term  Debt
        ----------------

As of March 31, 2010, debt consists of a revolving credit loan facility of $11,100,000 and a $25,000,000 term loan utilized to finance the Marks acquisition as described in Note 1. Both facilities bear interest based on the Prime Rate. In October 2009 the Company and its banks amended the revolving line of credit to provide for a borrowing base formula in calculating availability under the line effective October 31, 2009. The amended revolving credit agreement and the term loan are secured by all the accounts receivable, inventory, the Company's headquarters in Amityville, New York, certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. As of March 31, 2010 the Company was not in compliance with the covenants relating to ratios associated with maximum leverage, a modified quick ratio and debt service coverage as defined in the August 2008 agreement. The Company is currently in discussions with its banks regarding waivers for the non-compliance with the covenants at March 31, 2010. The Company expects to receive the appropriate waivers from its banks but this has not been completed as of the date of this filing. As a result, the Company has classified the entire amount outstanding under these facilities as a current liability.

                                       11
================================================================================

As of March 31, 2010 the outstanding balances and interest rates are as follows (dollars in thousands):

                                         March 31, 2010                      June 30, 2009
                                --------------------------------- -----------------------------------
                                  Outstanding     Interest Rate     Outstanding      Interest Rate
                                ---------------- ---------------- ---------------- ------------------
     Revolving line of credit   $         11,100            7.25% $         11,100              7.25%
     Term loan                            19,642            7.25%           22,321              7.25%
                                ---------------- ---------------- ---------------- ------------------
     Total debt                 $         30,742            7.25% $         33,421              7.25%
                                ================ ================ ================ ==================

The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time.

6.)     Geographical  Data
        ------------------

The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe, and South America.

The following represents selected consolidated geographical data for the three and nine months ended March 31, 2010 and 2009 (in thousands):

                                          Three Months ended March 31,         Nine Months ended March 31,
                                    ---------------------------------------- --------------------------------
                                            2010                 2009              2010            2009
                                    --------------------- ------------------ ---------------- ---------------
Sales to external customers(1):
-------------------------------
   Domestic                         $              14,920 $           12,953 $         43,494 $        45,504
   Foreign                                          1,095              1,071            3,627           5,082
                                    --------------------- ------------------ ---------------- ---------------
          Total Net Sales           $              16,015 $           14,024 $         47,121 $        50,586
                                    ===================== ================== ================ ===============
                                                     As of
                                    ----------------------------------------
                                       March 31, 2010       June 30, 2009
                                    --------------------- ------------------
Identifiable assets:
--------------------
   United States                    $              54,865            $60,456
   Dominican Republic (2)                          18,561             18,822
   Other foreign countries                          1,072              2,308
                                    --------------------- ------------------
          Total Identifiable Assets $              74,498            $81,586
                                    ===================== ==================

(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of Net Sales.
(2) Consists primarily of inventories ($13,988,000 and $13,960,000) and fixed assets ($4,384,000 and $4,713,000) located at the Company's principal manufacturing facility in the Dominican Republic as of March 31, 2010 and June 30, 2009, respectively.

7.)     Commitments  and  Contingencies
        -------------------------------

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the resolution of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

                                       12
================================================================================

8.)     Income  Taxes
        -------------

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. On October 30, 2009 Napco received Form 4564 (Information Document Request) from the IRS requesting certain information for the tax year ended June 30, 2008. In April 2010 the Company received a notice from the IRS that it had concluded its examination and had made no changes to the Company's tax return under examination. At this time management does not know of any tax positions taken on the June 30, 2008 tax return that need to be reserved for. As of March 31, 2010 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the nine months ending March 31, 2010 the Company decreased its reserve for uncertain income tax positions by $99,000. As a result, as of March 31, 2010 the Company has a long-term accrued income tax liability of $114,000.

9.)     Restructuring Costs
        -------------------

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these actions were completed by August 2009, while certain Production-related actions that were expected to be completed by March 31, 2010 are now estimated by Management to be completed by June 30, 2010. Accordingly, the Company recognized restructuring costs of $1,274,000 in year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of March 31, 2010, $1,138,000 of the $1,274,000 in restructuring costs has been incurred and $136,000 remains in accrued expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 8% and 10% of our revenues for the nine months ended March 31, 2010 and 2009, respectively.

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

                                       13
================================================================================

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

Economic  and  Other  Factors

Since October 2008, the U.S. and international economies have experienced a significant downturn and continue to be at depressed levels. In the event that the U.S. or international financial markets continue at these levels or erode further, our revenue, profit and cash-flow levels could be further materially adversely affected in future periods. This could affect our ability to maintain adequate financing. In addition, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products or may not be able to pay, or may delay payment of, accounts receivable that are owed to us.

Restructuring  Costs

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these actions were completed by August 2009, while certain Production-related actions that were expected to be completed by March 31, 2010 are now estimated by Management to be completed by June 30, 2010. Accordingly, the Company recognized restructuring costs of $1,274,000 in year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of March 31, 2010, $1,138,000 of the $1,274,000 in restructuring costs has been paid and $136,000 remains in accrued expenses.

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

                                       14
================================================================================

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 6% and 10% for the nine months ended March 31, 2010 and 2009, respectively. The percentage in fiscal 2009 was impacted by a large number of returns in the company's middle east operation which the Company is currently winding down. The percentage in fiscal 2010 has returned to normal historical levels.

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

The Company had two customers with accounts receivable balances that aggregated 24% of the Company's accounts receivable at both March 31, 2010 and June 30, 2009. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $535,000 and $400,000 as of March 31, 2010 and June 30, 2009, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by production, engineering and financial members of management in determining the estimated obsolescence percentage. As of March 31, 2010 and June 30, 2009, the balance in this reserve amounted to $1,446,000. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

The Company's acquisition of substantially all of the assets and certain liabilities of Marks included intangible assets with a fair value of $16,440,000 on the date of acquisition. The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets and Goodwill of $923,000 subject to further adjustment. The intangible assets will be amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition was deductible for Federal and New York State income tax purposes over a period of 15 years. At the conclusion of the quarter ended March 31, 2010, the Company performed an interim impairment evaluation and determined that its goodwill relating to its Marks subsidiary was impaired. Accordingly, in the quarter ended March 31, 2010 the Company recorded an impairment charge of $923,000 which represented the unamortized balance of this Goodwill.

                                       15
================================================================================

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

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. On October 30, 2009 Napco has received Form 4564 (Information Document Request) from the IRS requesting certain information for the tax year ended June 30, 2008. In April 2010 the Company received a notice from the IRS that it had concluded its examination and had made no changes to the Company's tax return under examination. As of March 31, 2010, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Results of Operations
---------------------

                                                                         Three months ended March 31,   Nine months ended March 31,
                                                                            (dollars in thousands)        (dollars in thousands)
                                                                        ------------------------------ -----------------------------
                                                                                           % Increase/                   % Increase/
                                                                          2010     2009     (decrease)   2010     2009    (decrease)
                                                                        -------- --------- ----------- -------- -------- -----------
Net sales                                                               $16,015  $14,024        14.2%  $47,121  $50,586       (6.8)%
Gross profit                                                              4,151     (196)    2,218.9%   11,482   11,626       (1.2)%
Gross profit as a % of net sales                                           25.9%    (1.4%)      27.3%     24.4%    23.0%       1.4%
Selling, general and administrative                                       4,979    4,919         1.2%   14,073   15,142       (7.1)%
Selling, general and administrative as a percentage of net sales           31.1%    35.1%       (4.0)%    29.9%    29.9%        --%
Impairment of goodwill                                                      923       --       100.0%      923       --      100.0%
Operating (loss) income                                                  (1,750)  (5,260)      (66.7)%  (3,513)  (3,663)      (4.1)%
Interest expense, net                                                       591      426        38.7%    1,759    1,170       50.3%
Other expense (income)                                                       14       76       (81.6)%      (7)     101     (106.9)%
Net loss attributable to non-controlling interests                           --     (112)     (100.0)%      --       --         --%
(Benefit) Provision for income taxes                                       (491)    (859)      (42.8)%    (672)    (574)     (17.1)%
Net (loss) income                                                        (1,864)  (5,015)      (62.8)%  (4,594)  (4,360)       5.4%

Sales for the three months ended March 31, 2010 increased by approximately 14% to $16,015,000 as compared to $14,024,000 for the same period a year ago. Sales for the nine months ended March 31, 2010 decreased by approximately 7% to $47,121,000 as compared to $50,586,000 for the same period a year ago. The increase in sales for the three months ended March 31, 2010 was primarily due to increased sales in the Company's intrusion products ($1,573,000) as well as its door-locking products ($418,000) The decrease in sales for the nine months ended March 31, 2010 was primarily from decreased sales of the Company's intrusion products ($188,000), door locking products ($2,210,000) and products specific to the Company's Middle East operation ($1,067,000). The Company's sales continue to be adversely affected by the worldwide economic downturn, primarily since the quarter ended March 31, 2009.

Gross profit for the three months ended March 31, 2010 increased to $4,151,000 or 25.9% of sales as compared to a loss of $196,000 or (1.4)% of sales for the same period a year ago. Gross profit for the nine months ended March 31, 2010 decreased to $11,482,000 or 24.4% of sales as compared to $11,626,000 or 23.0% of sales for the same period a year ago. The increase in Gross profit in dollars and as a percentage of sales for the three months was primarily due to the restructuring charge incurred in the quarter ended March 31, 2009. The increase in Gross profit as a percentage of sales for the nine months was also primarily due to this restructuring charge in the prior fiscal year. In addition, the decrease in Gross profit dollars for the nine months was primarily due to the decrease in net sales as partially offset by the prior year's restructuring charge.

                                       16
================================================================================

Selling, general and administrative expenses for the three months ended March 31, 2010 remained relatively constant at $4,978,000, or 31.1% of sales, as compared to $4,919,000, or 35.1% of sales a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2010 decreased by $1,070,000 to $14,072,000, or 29.9% of sales, as compared to $15,142,000, or
29.9% of sales a year ago. The decrease in expenses as a percentage of sales for the three months was primarily due to the increase in sales in the quarter ended March 31, 2010 as compared to the same period a year ago. The decrease in expenses for the nine months ended March 31, 2010 was due primarily to the decrease in sales as well as reductions in personnel in response to the decrease in sales. These reductions were initiated in the quarter ended March 31, 2009.

Interest expense, net for the three months ended March 31, 2010 increased by $165,000 to $591,000 as compared to $426,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2010 increased by $589,000 to $1,170,000 as compared to $1,170,000 for the same period a year ago. The increase in interest expense for the three months ended March 31, 2010 resulted from higher interest rates charged by the Company's banks as partially offset by lower outstanding debt in the current period. The increase in interest expense for the nine months resulted primarily from the $25,000,000 acquisition loan dated August 17, 2008 being outstanding for the entire 39 weeks in the nine months ended March 31, 2010 as compared to 32 weeks in the nine months ended March 31, 2009 as well as the higher interest rates referred to above.

The Company's benefit for income taxes for the three months ended March 31, 2010 decreased by $369,000 to a benefit of $491,000 as compared to a benefit of $859,000 for the same period a year ago. The Company's benefit for income taxes for the nine months ended March 31, 2010 increased by $96,000 to a benefit of $672,000 as compared to $574,000 for the same period a year ago. The decrease in the benefit for income taxes for the three months was due primarily to the loss before income taxes decreasing to $2,355,000 from a loss of $5,762,000 for the same period a year ago. The increase in the benefit for income taxes for the nine months was primarily due to the loss before income taxes increasing slightly to a loss of $5,266,000 from a loss of $4,934,000 for the same period a year ago. As a result, the Company's effective rate for income tax was 20.8% and 12.8% for the three and nine months ended March 31, 2010, respectively as compared to 14.6% and 11.6% for the same period a year ago.

Net income increased by $3,151,000 to a net loss of $1,864,000 or $(0.10) per diluted share for the three months ended March 31, 2010 as compared to a net loss of $5,015,000 or $(0.26) per diluted share for the same period a year ago. Net income decreased by $234,000 to a net loss of $4,594,000 or $(0.24) per diluted share for the nine months ended March 31, 2010 as compared to a net loss of $4,360,000 or $(0.23) per diluted share for the same period a year ago. The changes for the three and nine months ended March 31, 2010 were primarily due to the items as described above as well as the impairment to goodwill of $923,000 charged in the quarter ended March 31, 2010.

Liquidity and Capital Resources
-------------------------------

During the nine months ended March 31, 2010 the Company utilized a portion of its cash from operations ($4,642,000) to repay outstanding debt ($2,679,000) and purchase property, plant and equipment ($247,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through the next twelve months.

Accounts Receivable at March 31, 2010 decreased $3,807,000 to $16,192,000 as compared to $19,999,000 at June 30, 2009. This decrease is primarily the result of the lower sales volume during the quarter ended March 31, 2010 as compared to the quarter ended June 30, 2009, which is typically the Company's highest.

Inventories at March 31, 2010 decreased by $2,772,000 to $26,062,000 as compared to $28,834,000 at June 30, 2009. This decrease was primarily the result of the Company continuing to increase the accuracy of its sales forecasting by product as well as efforts to reduce its excess inventory.

The Company is party to an Amended and Restated Credit Facility (the "Facility") pursuant to which it may borrow up to $11 million on a revolving basis and has borrowed $25 million on a term loan basis. The Company used the proceeds of the Term Loan to fund the Marks acquisition. Borrowings under the Facility are secured by all of the Company's accounts receivable and inventory, the Company's headquarters in Amityville, New York and certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. Borrowings under the Facility bear interest based on the Prime Rate plus an applicable margin. The revolving credit agreement expires on August 2012. Any outstanding borrowings must be repaid on or before that date. Availability under the revolving portion of the Facility is based on a borrowing base formula.. As of March 31, 2010 there was $11,100,000 outstanding under the revolving credit facility with an interest rate of 7.25% and $19,642,000 outstanding under the term loan with an interest rate of 7.25%. The term loan is being repaid in 19 quarterly installments of $893,000 each, commencing in December 2008, and a final payment of $8,033,000 due in August 2013. The Facility contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. As of March 31, 2010 the Company was not in compliance with the covenants relating to ratios associated with maximum leverage, a modified quick ratio and debt service coverage. The Company is currently in discussions with its banks regarding waivers for the non-compliance with the covenants at March 31, 2010. The Company expects to receive the appropriate waivers from its banks but this has not been completed as of the date of this filing. As a result, the Company has classified the entire amount outstanding under these facilities as a current liability, but believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through the next twelve months.

                                       17
================================================================================

As of March 31, 2010 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM  3:  Quantitative  and  Qualitative  Disclosures  About  Market  Risk
--------------------------------------------------------------------------

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest based on the prime rate as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At March 31, 2010, an aggregate principal amount of approximately $30,742,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 7.25%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $307,000 in interest that year.

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

ITEM  4T:  Controls  and  Procedures
------------------------------------

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

At the conclusion of the period ended March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the third quarter of fiscal 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management is in the process of reviewing, documenting and evaluating the internal controls over financial reporting that exist at the Company's Marks subsidiary, which was acquired during the first quarter of Fiscal 2009.

                                       18
================================================================================

PART  II:  OTHER  INFORMATION

Item  1A.        Risk  Factors
                 -------------

Information regarding the Company's Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2009. There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the year ended June 30, 2009 during the three months ended March 31, 2010.
Item 6.        Exhibits
               --------

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


May 17, 2010


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

                                       19
================================================================================