Form 10-K
period 2010-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2010-10-14
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K

                                   (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2010
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ___ to___

                         Commission File Number 0-10004

                              --------------------

                       NAPCO SECURITY TECHNOLOGIES, INC.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                11-2277818
                  --------                                ----------
       (State or other jurisdiction of           (I.R.S. Employer I.D. Number)
        incorporation or organization)

   333 Bayview Avenue, Amityville, New York                  11701
   ----------------------------------------                  -----
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (631) 842-9400

Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, par value $.01 per share       The NASDAQ Stock Market LLC
   --------------------------------------       ---------------------------
           (Title of Each Class)             (Name of each exchange on which
                                                       registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No X

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes _  No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "Large accelerated filer", "Accelerated filer" and "Smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer _    Accelerated filer _   Non-accelerated filer _
                          Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes _ No X

As of December 31, 2009, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $20,230,781

As of October 11, 2010, 19,095,713 shares of common stock of Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2010 Annual Meeting of Stockholders.

                                     PART I
                                     ------

ITEM 1:  BUSINESS.

NAPCO Security Technologies, Inc. ("NAPCO" or the "Company") was incorporated in December 1971 in the State of Delaware. Its executive offices are located at 333 Bayview Ave, Amityville NY 11701. Its telephone number is (631) 842-9400.

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. On August 18, 2008, the Company, through the formation of a new subsidiary, Marks USA I, LLC ("Marks"), acquired substantially all of the assets and business of G. Marks Hardware, Inc. for $25.2 million, the repayment of $1 million of bank debt and the assumption of certain current liabilities. The Marks business involves the manufacturing and distribution of door-locking devices.

Website Access to Company Reports

Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our website (www.napcosecurity.com) on the same day they are electronically filed with the Securities and Exchange Commission.

Acquisition

On August 18, 2008, the Company acquired substantially all of the assets and business of Marks for $25.2 million, the repayment of $1 million of bank debt and the assumption of certain current liabilities. In August 2009, the Company completed the move of all operations of Marks to its Dominican plant and into the Company's corporate headquarters in Amityville. The Marks business involves the manufacturing and distribution of door-locking devices.

Restructuring Costs

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. The majority of these actions have been completed by June 30, 2010, while certain remaining Production-related actions are expected to be completed by December 31, 2010. Accordingly, the Company recognized restructuring costs of $1,274,000 in the fiscal year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of June 30, 2010, $1,138,000 of the $1,274,000 in restructuring costs has been paid and $136,000 remains in accrued expenses.

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

Video Surveillance Systems
--------------------------

Video surveillance systems typically consist of one or more video cameras, a control panel and a video monitor or PC. More advanced systems can also include a recording device and some type of remote communication device such as an internet connection to a PC or browser-enabled cell phone. The system allows the user to monitor various locations at once while recorders save the video images for future use. Remote communication devices can allow the user to view and control the system from a remote location.

The Company designs, engineers, and markets the software and control panels discussed above. It also buys and resells various video cameras, PC-based computers and peripheral equipment for video surveillance Systems.

Peripheral Equipment

The Company also markets peripheral and related equipment manufactured by other companies. Revenues from peripheral equipment have not been significant.

Research and Development

The Company's business involves a high technology element. During the fiscal years ended June 30, 2010 and 2009, the Company expended approximately $4,922,000 and $5,116,000, respectively, on Company-sponsored research and development activities conducted by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2010, the Company had approximately 1,003 full-time employees.

Marketing

The Company's staff of 43 sales and marketing support employees located at the Company's Amityville and United Kingdom offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 49% of the Company's total sales for each of the fiscal years ended June 30, 2010 and 2009. The remaining revenues are primarily from installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities. Some of the Company's products are marketed under the "private label" of certain customers.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $2,236,000 and $1,554,000 existed as of June 30, 2010 and 2009, respectively. The Company expects to fill all of the backlog that existed as of June 30, 2010 during fiscal 2011.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last two fiscal years are summarized in the following table:

       Financial Information Relating to Domestic and Foreign Operations
       ------------------------------------------------------------------

                                                        2010               2009
                                                        ----               ----
                                                           (in thousands)
Sales to external customers(1):
     Domestic                                        $ 62,925           $ 62,676
     Foreign                                            4,832              6,889
                                                     --------           --------
     Total Net Sales                                 $ 67,757           $ 69,565
                                                     ========           ========

Identifiable assets:
     United States                                   $ 54,896           $ 60,456
     Dominican Republic (2)                            18,235             18,822
     Other foreign countries                              537              2,308
                                                     --------           --------
     Total Identifiable Assets                       $ 73,668           $ 81,586
                                                     ========           ========

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2010 = $13,896,000; 2009 = $13,960,000)
and fixed assets (2010 = $4,246,000; 2009 = $4,696,000) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Our Business Could Be Materially Adversely Affected as a Result of General
--------------------------------------------------------------------------
Economic and Market Conditions
------------------------------

We are subject to the effects of general economic and market conditions. If these conditions deteriorate, our business, results of operations or financial condition could be materially adversely affected. In addition, since October 2008, the U.S. and international economies have experienced a significant downturn and continue to be very volatile. In the event that the downturn in the U.S. or international economies is prolonged or worsens, our revenue levels could be further materially adversely affected in future periods. If the current worldwide economic downturn continues or worsens, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the current downturn and market instability makes it difficult for us to forecast our revenues.

Our Business Could Be Materially Adversely Affected as a Result of the Inability
--------------------------------------------------------------------------------
to Maintain Adequate Financing
------------------------------

Our business is dependent on maintaining the financing used in the Marks acquisition and to fund operations. The current debt facilities provide for certain minimum payments on the Marks term loan and financial covenants relating to ratios affected by profit, asset and debt levels. The Company is not in compliance with several of the covenants in the current facilities. The Company and its banks have been in negotiations to amend and restate the existing terms of the credit facilities and term loan. The Company and its banks have agreed in principle on all the key terms and modifications to the existing revolving credit agreement and term loan. This agreement would include waivers of the existing non-compliance. The restated facilities would provide for restructured covenants that reflect the Company's current financial condition. However, if the Company does not consummate these new facilities or if profits, asset or cash-flow levels decline below the minimums required to meet these covenants or make the minimum debt payments, the debt facilities may be materially adversely affected. Effects on the Company's financing could include higher interest costs, reduction in borrowing availability or revocation of these credit facilities.

Our Business Could Be Materially Adversely Affected by the Inability to Reduce
------------------------------------------------------------------------------
Expenses Relative to the Current Decreases in Sales Levels
----------------------------------------------------------

While Management has begun implementation of a restructuring plan to reduce expense levels relative to current sales levels, if this plan is delayed, not completed or sales levels decrease further, our business may be adversely affected.

Our Business Could Be Materially Adversely Affected as a Result of Housing and
------------------------------------------------------------------------------
Commercial Building Market Conditions
-------------------------------------

We are subject to the effects of housing and commercial building market conditions. If these conditions continue to deteriorate, resulting in a further decline in new housing or commercial building starts, existing home or commercial building sales or renovations, our business, results of operations or financial condition could be materially adversely affected beyond the current levels, particularly in our intrusion and door locking product lines.

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

Our Business Could be Materially Adversely Affected as a result of Offering
---------------------------------------------------------------------------
Extended Payment Terms to Customers
-----------------------------------

We regularly grant credit terms beyond 30 days to our customers. These terms are offered in an effort to keep a full line of our products in-stock at our customers' locations. The longer terms that are granted, the more risk is inherent in collection of those receivables. We believe that our Bad Debt reserves are adequate to account for this inherent risk.

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

The Company's Products are Subject to Technological Changes from Time to Time,
------------------------------------------------------------------------------
Which may Result in Increased Research and Developments Expenditures to Attract
-------------------------------------------------------------------------------
or Retain Customers
-------------------

The industry in which the Company operates is characterized by constantly improved products. Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively, which will require continued expenditures for product engineering, sales and marketing. The Company's research and development expenditures, which were $4,922,000 and $5,116,000 for 2010 and 2009, respectively, are principally targeted at enhancing existing products, and to a lesser extent at developing new ones. If the Company cannot modify its products to meet its customers' changing needs, we may lose sales.

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

The Company's Debt Repayments Relating to the Acquisition of Marks Require
--------------------------------------------------------------------------
Substantially Higher Cashflows
------------------------------

The Marks acquisition requires quarterly principal debt repayments of approximately $893,000, plus interest, that are in addition to the Company's historical cash-flow requirements. A significant decline in the Company's earnings or cashflows could put at risk the Company's ability to repay this debt as well as to failing to meet certain financial covenants within the existing Revolving Credit Agreement and the Term Loan.

ITEM 1B:  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2:  PROPERTIES.

The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. In March 2009, the Company began a Restructuring Plan, as described in Note 14, which includes consolidating the operations of Marks from the leased building described below into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. The move from the leased building described below was completed in August 2009, prior to the expiration of the lease. The Marks business involves the manufacturing and distribution of door-locking devices.

The Company leased a building of approximately 35,000 square feet in Amityville, NY. This facility provided all of the administrative, production and warehousing space for the Company's recent Marks acquisition. The lease commenced in August 2008 and expired in August 2009.

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A. (formerly known as NAPCO/Alarm Lock Grupo International, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2010, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

The Company's foreign subsidiary located in the United Kingdom, Napco Group Europe Ltd, leases office space of approximately 167 square feet. This lease expires in January 2011.

The Company's former sales office located in the United Arab Emirates leased office space of approximately 500 square feet. This lease expired in June 2010. The Company has closed this office as part of its restructuring and, accordingly, did not renew this lease.

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



ITEM 4:  RESERVED.



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

                                    Quarter Ended Fiscal 2010
                                    -------------------------
Common Stock              Sept. 30     Dec. 31     March 31     June 30
                          --------     -------     --------     -------

High                      $ 2.08       $ 2.86      $ 3.02       $ 2.58
Low                       $ 1.11       $ 1.43      $ 1.68       $ 1.70

                                    Quarter Ended Fiscal 2009
                                    -------------------------
Common Stock              Sept. 30     Dec. 31     March 31     June 30
                          --------     -------     --------     -------

High                      $ 4.54       $ 2.90      $ 2.82       $ 1.72
Low                       $ 2.45       $ 1.02      $ 0.76       $ 1.01

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of October 7, 2010 was 121 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any cash dividends must be approved by the Company's lenders.

Equity Compensation Plan Information as of June 30, 2010

                                                                                    NUMBER OF SECURITIES
                                                                                     REMAINING AVAILABLE
                                       NUMBER OF SECURITIES    WEIGHTED AVERAGE      FOR FUTURE ISSUANCE
                                        TO BE ISSUED UPON      EXERCISE PRICE OF         (EXCLUDING
                                           EXERCISE OF            OUTSTANDING       SECURITIES REFLECTED
                                       OUTSTANDING OPTIONS          OPTIONS              IN COLUMN (a)
          PLAN CATEGORY                        (a)                    (b)                    (c)

Equity compensation plans approved           1,410,140              $ 2.99                 388,000
by security holders:

Equity compensation plans not                   __                    __                     __
approved by security holders:
                                       -----------------------------------------------------------------
Total                                         1,410,140             $ 2.99                 388,000
                                       =================================================================

ITEM 6:  SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

                                                                               Fiscal Year Ended and at June 30
                                                             ----------------------------------------------------------------------
                                                                       (In thousands, except share and per share data)

                                                                2010(1)       2009(1)       2008          2007(2)       2006(2)(3)
                                                                -------       -------       ----          -------       ----------
Statement of earnings data:
---------------------------
Net Sales                                                       $67,757       $69,565       $68,367       $66,202       $69,548
Gross Profit                                                     14,522        15,096        20,412        23,998        26,956
Impairment of Goodwill                                              923         9,686            --            --            --
(Loss) Income from Operations                                   (5,211)      (14,917)         3,137         6,501         9,523
Net (Loss) Income                                               (6,500)      (13,382)         3,718         4,217         6,119
Cash Flow Data:
Net cash flows provided by (used in) operating activities         5,285         6,792         3,784       (3,674)         (168)
Net cash flows used in investing activities                       (300)      (25,229)       (1,045)       (1,294)       (1,679)
Net cash flows (used in) provided by financing activities       (3,572)        19,781       (1,722)         3,978         3,407

Per Share Data:
---------------
Net (loss) earnings per common share:
   Basic                                                         $(.34)        $(.70)          $.19          $.21          $.31
   Diluted                                                       $(.34)        $(.70)          $.19          $.20          $.30
Weighted average common shares outstanding:
   Basic                                                     19,096,000    19,096,000    19,263,000    19,961,000    19,785,000
   Diluted                                                   19,096,000    19,096,000    19,802,000    20,599,000    20,605,000
Cash Dividends declared per common share (4)                       $.00          $.00          $.00          $.00          $.00

Balance sheet data (5):
-----------------------
Working capital                                                  $3,502       $22,404       $41,293       $40,527       $36,321
Total assets                                                     73,668        81,586        76,723        76,785        71,198
Long-term debt                                                       --        18,749        12,400        10,900         4,700
Stockholders' equity                                             34,242        40,515        53,542        53,257        50,850

(1) Includes the operations and assets of Marks USA I which was acquired in August 2008.
(2) Certain expenses in Cost of sales have been reclassified to Selling, general and administrative expense to conform to the current year's presentation.
(3) Share and per share data have been restated to reflect the effect of a 3:2 stock split effective December 2005 and a 3:2 stock split effective June 2006.
(4) The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be approved by the Company's primary lenders.
(5) Working capital is calculated by deducting Current Liabilities from Current Assets.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 7% and 10% of our revenues for the fiscal years ended June 30, 2010 and 2009 respectively.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in fiscal 2010 did not contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Restructuring Costs

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. We expect these restructuring initiatives to cost between $1,200,000 and $1,500,000. The majority of these initiatives have been completed by June 30, 2010, while certain remaining Production-related actions are expected to be completed by December 31, 2010. Accordingly, the Company recognized restructuring costs of $1,274,000 in the fiscal year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of June 30, 2010, $1,138,000 of the $1,274,000 in restructuring costs has been incurred and $136,000 remains in accrued expenses.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 6% and 9% for fiscal years ended June 30, 2010 and 2009, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 21% and 24% of the Company's accounts receivable at June 30, 2010 and 2009, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $505,000 and $400,000 as of June 30, 2010 and 2009, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the
estimated obsolescence percentage.   For the fiscal years 2010 and 2009, net
charges and balances in these reserves amounted to $394,000 and $1,841,000; and $247,000 and $1,447,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Goodwill  and  Other  Intangible  Assets

The Company evaluates its Goodwill for impairment at least on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At the conclusion of fiscal 2009, the Company performed its annual impairment evaluation required by this standard and determined that the goodwill relating to its Alarm Lock and Continental subsidiaries was impaired. Accordingly, the Company recorded an impairment charge of $9,686,000 in the fourth quarter of fiscal 2009 which represents the unamortized balance of this Goodwill. At the conclusion of the quarter ended March 31, 2010, the Company performed an interim impairment evaluation and determined that its remaining goodwill, relating to its Marks subsidiary, was impaired. Accordingly, in the quarter ended March 31, 2010 the Company recorded an impairment charge of $923,000 which represented the unamortized balance of this Goodwill.

The Company's acquisition of substantially all of the assets and certain liabilities of Marks included intangible assets with a fair value of $16,440,000 on the date of acquisition. The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The remaining excess of the purchase price of $923,000 was assigned to Goodwill. The intangible assets will be amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

Income Taxes

The Company adopted the provisions of ASC 740-10 as of July 1, 2007. The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. As a result the Company increased its accrued income tax liability by $715,000, from $1,836,000 to $2,551,000, to provide for additional reserves for uncertain income tax positions for U.S. Federal and State income tax purposes. The fiscal 2006 and forward years are still open for examination. The increase in the accrued income tax liability of $715,000 was offset in part by a $230,000 increase to a deferred income tax asset, resulting in a net reduction to retained earnings of $485,000 (representing the cumulative effect of adopting ASC 740-10).

During the year ending June 30, 2010 the Company decreased its reserve for uncertain income tax positions by $83,000. As of June 30, 2010 the Company has a long-term accrued income tax liability of $93,000. The Company's practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2010, the Company had accrued interest totaling $23,000 and $77,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $39,000) that, if recognized, would favorably affect the company's effective income tax rate in any future period.

For the year ended June 30, 2010, the Company recognized a net benefit to income tax expense of $64,000 ($83,000 liability reversal including interest, less the related $28,000 reversal of deferred tax asset, plus current year interest accrual on other reserves of $9,000).

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes for fiscal 2010 is as follows (dollars in thousands):

                                                                % of Pre-
                                                    Amount     tax Income
                                                 ----------   ------------
Tax at Federal statutory rate                    $  (2,579)          34.0%
Increases (decreases) in taxes resulting from:
  Meals and entertainment                                46         (0.6)%
  State income taxes, net of Federal income tax
  benefit                                                22         (0.3)%
  Foreign source income and taxes                     1,456        (19.2)%
  Stock based compensation expense                       68         (0.9)%
  Tax reserve reversal                                 (64)           0.9%
  Other, net                                           (33)           0.4%
                                                 ----------   ------------
Effective tax rate                               $  (1,084)          14.3%
                                                 ==========   ============

Liquidity and Capital Resources

The Company's cash on hand combined with proceeds from operating activities during fiscal 2010 were adequate to meet the Company's capital expenditure needs and debt obligations. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of financing related to borrowings under an $11,100,000 secured revolving credit facility. As of June 30, 2010 $11,100,000 was outstanding under this revolving line of credit. The Company expects that cash on hand and cash generated from operations will be adequate to meet its short-term liquidity requirements. As of June 30, 2010, the Company's unused sources of funds consisted principally of $5,522,000 in cash. The Company plans to utilize $1,786,000 of this cash to pre-pay two payments on its term loan as described below.

On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility was $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5 of the accompanying consolidated financial statements. The amended revolving credit agreement and term loan was amended in June 2009 to $11,100,000 and is secured by the accounts receivable, a portion of inventory, the Company's headquarters building in Amityville, New York, certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. As of June 30, 2010 the Company was not in compliance with several of the financial covenants in the existing facilities for which it anticipates receiving the appropriate waivers from its banks as part of therestatement of these facilities as described below.

The Company and its banks have been in negotiations to amend and restate the existing terms of the credit facilities and term loan. As of the date ofthis report, the Company and its banks have agreed in principle on all the key terms and modifications to the existing revolving credit agreement and term loan. Because the closing and final waivers will occur after the filing date of this Form 10-K, the Company has classified this debt as current in the accompanying financial statements. Upon completion of the closing this debt will be reclassified as long-term in future filings. While the Company anticipates consummating these restated facilities, there can be no assurances that it will do so. The agreement would provide for an accelerated payment, made at closing, consisting of the December 2010 and March 2011 installments (totaling $1,786,000) and restructured financial covenants. The restated agreements also would contain various modifications and conditions and bear interest based on either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. The termination dates of the agreements would remain unchanged. The revolving credit agreement terminates in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time. As of June 30, 2010 there was $11,100,000 outstanding under the revolving credit facility with an interest rate of 7.25% and $18,749,000 outstanding under the term loan with an interest rate of 7.25%. The term loan is being repaid in 19 quarterly installments of $893,000 each,which commenced in December 2008, and a final payment of $8,033,000 due in August 2013.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

Management believes that current working capital and cash flows from operations will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2012.

The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

                                     As of June 30,
                             ----------------------------
                                   2010         2009
                                   ----         ----
        Current Ratio            1.1 to 1     2.0 to 1
        Sales to Receivables     3.8 to 1     3.5 to 1
        Total debt to equity     .87 to 1     .82 to 1

As of June 30, 2010, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, at an annual cost of approximately $288,000.

On August 18, 2008, the Company, pursuant to an Asset Purchase Agreement with Marks, acquired substantially all of the assets and business for $25 million, the repayment of $1 million of bank debt and the assumption of current liabilities. The Marks business involves the manufacturing and distribution of door-locking devices. The Company funded the acquisition with a term loan from its lenders as described above.

The acquisition described above has been accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. The estimates of fair value were subject to adjustment for a period of up to one year from the date of acquisition, and such adjustments were not material. Costs in excess of identifiable net assets acquired were allocated to goodwill in the first quarter of fiscal 2009. This Goodwill was written off in the quarter ended March 31, 2010.

Working Capital. Working capital decreased by $18,902,000 to $3,502,000 at June 30, 2010 from $22,404,000 at June 30, 2009. The decrease in working capital was primarily the result of the classification of the Company's outstanding debt under its term loan as a current liability, as discussed above. The outstanding debt under the term loan was classified as a non-current liability as June 30, 2009. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable decreased by $2,259,000 to $17,740,000 at June 30, 2010 from $19,999,000 at June 30, 2009. This decrease resulted primarily from the Company granting shorter payment terms to its customers and, consequently, faster collections of Accounts Receivables.

Inventories. Inventories decreased by $4,752,000 to $24,082,000 at June 30, 2010 as compared to $28,834,000 at June 30, 2009. The decrease in inventory levels was primarily the result of the Company utilizing existing inventory and scheduling its component purchases and production of finished products more closely with sales levels.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $1,888,000 to $9,325,000 as of June 30, 2010 as compared to $7,437,000 at June 30, 2009. This increase is primarily due to increased purchases of raw materials during the quarter ended June 30, 2010 as compared to June 30, 2009, which was primarily the result of the higher sales levels in the quarter ended June 30, 2010 as compared to the same quarter a year ago.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company's contractual obligations by fiscal year:

                                                       Payments due by period
                                --------------------------------------------------------------

                                             Less than 1                           More than 5
Contractual obligations            Total         year      1-3 years   3-5 years      years
--------------------------      -----------  -----------  -----------  ----------  -----------
Long-term debt obligations      $29,849,000  $3,572,000   $18,244,000  $8,033,000  $        --

Land lease (82 years
remaining) (1)                   23,616,000     288,000      576,000     576,000    22,176,000

Operating lease obligations          96,000      58,000       38,000          --            --

Other long-term obligations
(employment agreements) (1)       1,932,000   1,140,000      750,000      42,000            --
                                --------------------------------------------------------------

Total                           $55,493,000  $5,058,000  $19,608,000  $8,651,000   $22,176,000
                                ==============================================================

(1) See footnote 12 to the accompanying consolidated financial statements.

Results of Operations
Fiscal 2010 Compared to Fiscal 2009

                          Fiscal year ended June 30,
                          --------------------------
                                                                  % Increase/
                                       2010          2009          (decrease)
                                       ----          ----         -----------
Net sales                            $ 67,757      $ 69,565            (2.6)%
Restructuring costs included in
cost of sales                              --         1,110                --
Gross profit                           14,522        15,096            (3.8)%
Gross profit as a % of net sales        21.4%         21.7%            (0.3)%
Selling, general and
administrative                         18,810        20,163            (6.8)%
Impairment of goodwill                    923         9,686           (90.5)%
Other restructuring costs                  --           164                --
(Loss) income from operations         (5,211)      (14,917)             65.1%
Interest expense, net                   2,366         1,637             44.5%
Other expense, net                          7           127           (94.5)%
(Benefit)for income taxes             (1,084)       (3,299)             67.1%

Net (loss) income                     (6,500)      (13,382)             51.4%

Net sales in fiscal 2010 decreased by 2.6% to $67,757,000 from $69,565,000 in fiscal 2009. The decrease in sales was primarily the result of a decrease in products specific to the Company's Middle East operation ($1,867,000). The Company's sales continued to be adversely affected by the worldwide economic downturn.

The Company's gross profit decreased $574,000 to $14,522,000 or 21.4% of net sales in fiscal 2009 as compared to $15,096,000 or 21.7% of net sales in fiscal 2009. Gross profit in fiscal 2010 as compared to fiscal 2009 was affected by the lower sales levels in fiscal 2010 and the restructuring costs charged in fiscal 2009.

Selling, general and administrative expenses as a percentage of net sales decreased to 27.8% in fiscal 2010 from 29.0% in fiscal 2009. Selling, general and administrative expenses for fiscal 2010 decreased $1,353,000 to $18,810,000 from $20,163,000 in fiscal 2009. These decreases resulted primarily from the Company reducing its general payroll and certain selling and marketing expenses in the second half of fiscal 2009 in reaction to the decline in sales levels beginning in the third quarter of fiscal 2009. Fiscal 2010 reflects a full year of these reduced expenses.

Interest expense for fiscal 2010 increased by $729,000 to $2,366,000 from $1,637,000 for the same period a year ago. The increase in interest expense is primarily the result of the increase in interest rates charged by the Company's primary banks as partially offset by the Company's reduction of its outstanding borrowings under its term loan.

Other expenses decreased $120,000 to $7,000 in fiscal 2010 as compared to $127,000 in fiscal 2009.

The Company's benefit for income taxes for fiscal 2010 decreased by $2,215,000 to a benefit of $1,084,000 as compared to a benefit of $3,299,000 for the same period a year ago. The decrease in the benefit for income taxes from fiscal 2009 to fiscal 2010 resulted primarily from the Company recognizing a net tax benefit to income tax expense of $3,293,000 in fiscal 2009 for an impairment charge to goodwill in that year.

Net loss for fiscal 2010 decreased by $6,882,000 to $(6,500,000) as compared to $(13,382,000) in fiscal 2009. This resulted primarily from the impairment charge to goodwill of $9,686,000 and restructuring costs of 1,274,000 in fiscal 2009, as partially offset by the reduction of the benefit for income tax of 2,215,000, all of which are discussed above.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is debt (consisting of a revolving credit facility and a term loan) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At June 30, 2010, an aggregate principal amount of approximately $29,849,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 7.25%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $298,000 in interest that year.

A significant number of foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto many of its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company transacts certain sales in Europe in British Pounds Sterling, therefore exposing itself to a certain amount of foreign currency risk. Management believes that the amount of this exposure is immaterial. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual decrease in income from operations of approximately $300,000.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

a. Financial Statements: Financial statements required pursuant to this Item are presented on pages FS-1 through FS-25 of this report as follows:

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                     FS-1

Consolidated Financial Statements:

    Consolidated Balance Sheets as of June 30, 2010 and 2009                FS-2

    Consolidated Statements of Operations for the Fiscal Years Ended
    June 30, 2010 and 2009                                                  FS-4

    Consolidated Statements of Stockholders' Equity for the Fiscal Years
    Ended June 30, 2010 and 2009                                            FS-5

    Consolidated Statements of Cash Flows for the Fiscal Years Ended
    June 30, 2010 and 2009                                                  FS-6

    Notes to Consolidated Financial Statements                              FS-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Napco Security Technologies, Inc. and Subsidiaries
Amityville,  New  York

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Napco Security Technologies, Inc. and Subsidiaries as of June 30, 2010 and 2009 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
October 14, 2010

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             June 30, 2010 and 2009
                                 (In Thousands)

                                     ASSETS

                                               2010       2009
                                              -------    -------
CURRENT ASSETS

   Cash and cash equivalents                  $ 5,522    $ 4,109
   Accounts receivable, net of reserves        17,740     19,999
   Inventories                                 17,370     18,885
   Prepaid expenses and other current assets      947        796
   Income tax receivable                          785        192
   Deferred income taxes                          448        532
                                              -------    -------

      Total Current Assets                     42,812     44,513

   Inventories - non-current, net               6,712      9,949
   Deferred income taxes                        1,842      1,585
   Property, plant and equipment, net           8,106      9,070
   Intangible assets, net                      13,870     15,209
   Goodwill, net                                    -        923
   Other assets                                   326        337
                                              -------    -------

      TOTAL ASSETS                            $73,668    $81,586
                                              =======    =======

          See accompanying notes to consolidated financial statements.

                     NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                   June 30, 2010 and 2009
                              (In Thousands, Except Share Data)

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          2010        2009
                                                                        --------    --------
CURRENT LIABILITIES
   Loan payable (see discussion below and Note 7)                       $ 29,849    $ 14,672
   Accounts payable                                                        5,320       4,049
   Accrued expenses                                                        2,242       1,475
   Accrued salaries and wages                                              1,899       1,913
                                                                        --------    --------

      Total Current Liabilities                                           39,310      22,109

   Long-term debt, net of current maturities                              26,277      18,749
   Accrued income taxes                                                      116         213
                                                                        --------    --------

      Total Liabilities                                                   39,426      41,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, par value $0.01 per share; 40,000,000 shares authorized;
   20,095,713 shares issued; and 19,095,713 shares outstanding               201         201

   Additional paid-in capital                                             14,006      13,779

   Retained earnings                                                      25,650      32,150
                                                                        --------    --------

                                                                          39,857      46,130

   Less: Treasury Stock, at cost (1,000,000 shares)                      (5,615)     (5,615)
                                                                        --------    --------

      TOTAL STOCKHOLDERS' EQUITY                                          34,242      40,515
                                                                        --------    --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 73,668    $ 81,586
                                                                        ========    ========

* The Company and its banks have been in negotiations to amend and restate the existing terms of the credit facilities and term loan. As of October 14, 2010, the Company and its banks have agreed in principle on all the key terms and modifications to the existing revolving credit agreement and term loan and are in the process of scheduling a closing date. Because the closing and final waivers will occur after the filing date of this Form 10-K, the Company has classified this debt as current in the accompanying financial statements. Upon completion of the closing this debt will be reclassified as long-term in future filings. See Footnote 7 for further disclosure.

          See accompanying notes to consolidated financial statements.

               NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       Years Ended June 30, 2010 and 2009
                (In Thousands, Except Share and Per Share Data)

                                                    2010            2009
                                                ------------    ------------

Net sales                                       $    67,757     $    69,565
Cost of sales                                        53,235          53,359
Restructuring costs                                       -           1,110
                                                ------------    ------------

      Gross Profit                                   14,522          15,096

Selling, general, and administrative expenses        18,810          20,163
Impairment of goodwill                                  923           9,686
Restructuring costs                                       -             164
                                                ------------    ------------

      Operating Loss                                 (5,211)        (14,917)

Other expense:
   Interest expense, net                             (2,366)         (1,637)
   Other, net                                            (7)           (127)
                                                ------------    ------------
                                                     (2,373)         (1,764)
                                                ------------    ------------
Loss before Benefit for Income Taxes                 (7,584)        (16,681)
Benefit for income taxes                             (1,084)         (3,299)
                                                ------------    ------------
      Net Loss                                  $    (6,500)    $   (13,382)
                                                ============    ============

Loss per share:
   Basic                                        $     (0.34)    $     (0.70)
   Diluted                                      $     (0.34)    $     (0.70)

Weighted average number of shares outstanding:
   Basic                                         19,096,000      19,096,000
   Diluted                                       19,096,000      19,096,000

          See accompanying notes to consolidated financial statements.

                                         NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Years Ended June 30, 2010 and 2009
                                                 (In Thousands, Except Share Data)

                                          Common Stock                               Treasury Stock
                                    -----------------------                     -----------------------
                                     Number of                  Additional
                                       Shares                     Paid-in        Number of                  Retained
                                       Issued       Amount        Capital         Shares        Amount      Earnings       Total
                                    ------------   --------   ---------------   -----------    --------    ----------    ---------
BALANCE June 30, 2008                 20,092,473   $    201   $        13,424    (1,000,000)   $ (5,615)   $   45,532     $ 53,542
Exercise of employee
stock options                              3,240          -                 6             -           -             -            6
Stock-based compensation
expense                                        -          -               349             -           -             -          349
Net loss                                       -          -                 -             -           -       (13,382)     (13,382)
                                    ------------   --------   ---------------    ----------    --------    ----------    ---------

BALANCE June 30, 2009                 20,095,713        201            13,779    (1,000,000)     (5,615)       32,150       40,515
Stock-based compensation
expense                                        -          -               227             -           -             -          227
Net loss                                       -          -                 -             -           -        (6,500)      (6,500)
                                    ------------   --------   ---------------    ----------    --------    ----------    ---------

BALANCE June 30, 2010                 20,095,713   $    201   $        14,006    (1,000,000)   $ (5,615)   $   25,650    $  34,242
                                    ============   ========   ===============    ==========    ========    ==========    =========

                         See accompanying notes to consolidated financial statements.

                            NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Years Ended June 30, 2010 and 2009 (In Thousands)

                                                                                        2010        2009
                                                                                      --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                            $ (6,500)    $(13,382)
  Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                                        2,658        2,727
    Impairment of goodwill                                                                 923        9,686
    Charge to obsolescence reserve                                                         394           14
    Provision for doubtful accounts                                                        105           34
    Deferred income taxes                                                                 (173)      (2,955)
    Non-cash stock based compensation expense                                              227          349
    Change in minority interest                                                              -         (147)

  Changes in operating assets and liabilities:
    Accounts receivable                                                                  2,154        7,626
    Inventories                                                                          4,358        5,164
    Prepaid expenses and other current assets                                             (151)         437
    Income tax receivable                                                                 (593)        (192)
    Other assets                                                                           (44)          79
    Accounts payable, accrued expenses, accrued salaries and
    wages, accrued income taxes                                                          1,927       (2,648)
                                                                                      --------     --------

  Net Cash Provided by Operating Activities                                              5,285        6,792
                                                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash used in business acquisition, net of cash acquired of $520                            -      (24,581)
  Purchases of property, plant, and equipment                                             (300)        (648)
                                                                                      --------     --------
  Net Cash Used in Investing Activities                                                   (300)     (25,229)
                                                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from acquisition financing                                                        -       25,000
  Principal payments on debt                                                            (3,572)      (7,179)
  Proceeds from long-term debt                                                               -        2,200
  Proceeds from exercise of employee stock options                                           -            6
  Cash paid for deferred financing costs                                                     -         (246)
                                                                                      --------     --------
  Net Cash (Used in) Provided by Financing Activities                                   (3,572)      19,781
                                                                                      --------     --------

    Net Increase in Cash and Cash Equivalents                                            1,413        1,344
CASH AND CASH EQUIVALENTS - Beginning                                                    4,109        2,765
                                                                                      --------     --------

CASH AND CASH EQUIVALENTS - Ending                                                    $  5,522     $  4,109
                                                                                      ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net                                                                  $  2,244     $  1,483
                                                                                      ========     ========
  Income taxes paid                                                                   $      -     $      -
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

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries, including those of Marks USA I, LLC ("Marks"), a subsidiary which acquired substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. acquired on August 18, 2008. All inter-company balances and transactions have been eliminated in consolidation. The Company has evaluated events subsequent to June 30, 2010 through the filing date of this report for potential recognition or disclosure in these consolidated financial statements.

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

Fourth Quarter Adjustments

In the fourth quarter of fiscal 2010 the Company recorded adjustments to increase its reserve for obsolescence in its ending inventory. This adjustment is based on the Company's estimate of the difference between the cost of the inventory and its estimated market value, based on various product sales projections.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $3,916,000 and $2,010,000 of short-term time deposits at June 30, 2010 and 2009, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2010 and 2009.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $505,000 and $400,000 and for returns and other allowances of $1,180,000 and $966,000 as of June 30, 2010 and June 30, 2009, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

Inventories

Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company's overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and actual results could differ from those estimates.

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the
estimated obsolescence percentage.   For the fiscal years 2010 and 2009, charges
and balances in these reserves amounted to $394,000 and $1,540,000; and $247,000 and $1,447,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Goodwill

The Company evaluates its Goodwill for impairment at least on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized. Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At the conclusion of fiscal 2009, the Company performed its annual impairment evaluation required by this standard and determined that the goodwill relating to its Alarm Lock and Continental subsidiaries was impaired. Accordingly, the Company recorded an impairment charge of $9,686,000 in the fourth quarter of fiscal 2009 which represents the unamortized balance of this Goodwill. At the conclusion of the quarter ended March 31, 2010, the Company performed an interim impairment evaluation and determined that its remaining goodwill, relating to its Marks subsidiary, was impaired. Accordingly, in the quarter ended March 31, 2010 the Company recorded an impairment charge of $923,000 which represented the unamortized balance of this Goodwill.

Intangible Assets

Certain intangible assets determined to have indefinite lives are not amortized but are tested for impairment at least annually. Intangible assets with definite lives are amortized over their useful lives and are reviewed for impairment at least annually at the Company's fiscal year end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

The Company's acquisition of substantially all of the assets and certain liabilities of Marks included intangible assets with a fair value of $16,440,000 on the date of acquisition. The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The intangible assets are amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

Changes in intangible assets are as follows (in thousands):

                                        June 30, 2010                            June 30, 2009
                           -------------------------------------   -----------------------------------------
                                        Accumulated   Net book                   Accumulated      Net book
                               Cost     amortization   value           Cost      amortization      value
                           -------------------------------------   -----------------------------------------
Other intangible assets:
   Customer relationships  $      9,800 $    (2,479) $     7,321    $      9,800 $     (1,189) $       8,611

   Non-compete agreement            340         (91)         249             340          (42)           298

   Trademark                      6,300           -        6,300           6,300            -          6,300
                           -------------------------------------   -----------------------------------------
                           $     16,440 $    (2,570) $    13,870    $     16,440 $     (1,231) $      15,209
                           =====================================   =========================================

Amortization expense for intangible assets subject to amortization was approximately $1,339,000 and $1,231,000 for the years ended June 30, 2010 and 2009, respectively. Amortization expense for each of the next five years is estimated to be as follows: 2011 - $1,154,000; 2012 - $1,065,000; 2013 -
$917,000; and 2014 - $781,000 and 2015 - $667,000. The weighted average amortization period for intangible assets was 17.7 years and 18.7 years at June 30, 2010 and 2009, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company's past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2010 and 2009 was $681,000 and $1,038,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred. Company-sponsored research and development costs of $4,922,000 and $5,116,000 were charged to expense for the fiscal years ended June 30, 2010 and 2009, respectively, and are included in "Cost of Sales" in the consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis.

Earnings Per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net income per common share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

                                 Net Loss             Weighted Average Shares        Net Loss per Share
                        -------------------------    -------------------------    -----------------------
                           2010           2009          2010           2009          2010         2009
                        ----------    -----------    ----------    -----------    ----------    ---------
Basic EPS               $  (6,500)    $  (13,382)        19,096       19,096      $   (0.34)    $  (0.70)
Effect of Dilutive
Securities:
   Stock Options                --             --            --           --              --           --
                        ----------    -----------    ----------    -----------    ----------    ---------

Diluted EPS             $  (6,500)    $  (13,382)        19,096         19,096    $   (0.34)    $  (0.70)
                        ==========    ===========    ==========    ===========    ==========    =========

Options to purchase 1,410,140 and 1,420,240 shares of common stock for the fiscal years ended June 30, 2010 and 2009, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.


Stock-Based Compensation

The Company has established two share incentive programs as discussed in Note 9.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Stock-based compensation costs of $227,000 and $349,000 were recognized for fiscal years 2010 and 2009, respectively. The effect on both Basic and Diluted Earnings per share was $0.01 for fiscal year 2010 and $0.02 for fiscal year 2009.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the years ended June 30, 2010 and 2009.

Comprehensive Income (Loss)

For the fiscal years ended June 30, 2010 and 2009, the Company's operations did not give rise to material items includable in comprehensive income (loss), which were not already included in net income (loss). Accordingly, the Company's comprehensive income (loss) approximates its net income (loss) for all periods presented.

Segment Reporting

The Company's reportable operating segments are determined based on the Company's management approach. The management approach is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical data in Note 13, and no additional segment data has been presented.

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements where the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At June 30, 2010 and 2009, management of the Company believes the carrying value of all financial instruments approximated fair value.

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers in net sales ($514,000 and $488,000 in fiscal years 2010 and 2009, respectively) and classifies the costs associated with these revenues in cost of sales ($1,010,000 and $716,000 in fiscal years 2010 and 2009, respectively).

New Accounting Pronouncements

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

NOTE 2 - Business and Credit Concentrations
-------------------------------------------

The Company had two customers with accounts receivable balances that aggregated 21% and 24% of the Company's accounts receivable at June 30, 2010 and 2009, respectively. Sales to neither of these customers exceeded 10% of net sales in any of the past two years.

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

Inventories, net of reserves consist of the following:

                                                       June 30,
                                                 --------------------
                                                   2010        2009
                                                 ---------    -------

Component parts                                  $  15,275    $17,941
Work-in-process                                      3,474      3,427
Finished product                                     5,333      7,466
                                                 ---------    -------
                                                 $  24,082    $28,834
                                                 =========    =======

Classification of inventories, net of reserves:
  Current                                        $  17,370    $18,885
  Non-current                                        6,712      9,949
                                                 ---------    -------
                                                 $  24,082    $28,834
                                                 =========    =======

NOTE 4 - Property, Plant, and Equipment
---------------------------------------

Property, plant and equipment consist of the following:

                                           June 30,
                                       ---------------
                                        2010     2009               Useful Life In years
                                       -------  -------  ------------------------------------------
                                        (In thousands)
     Land                             $   904  $   904                      --
     Buildings                          8,911    8,911                   30 to 40
     Molds and dies                     6,606    6,564                    3 to  5
     Furniture and fixtures             2,309    2,299                    5 to 10
     Machinery and equipment           18,119   17,871                    7 to 10
     Leasehold improvements               372      372   Shorter of the lease term or life of asset
                                      -------  -------

                                       37,221   36,921
     Less:  accumulated depreciation
               and amortization        29,115   27,851
                                      -------  -------

                                      $ 8,106  $ 9,070
                                      =======  =======

Depreciation and amortization expense on property, plant, and equipment was approximately $1,264,000 and $1,368,000 in fiscal 2010 and 2009, respectively.

NOTE 5 - Acquisition of Business
--------------------------------

On August 18, 2008, the Company acquired substantially all of the assets and business of Marks for $25.2 million, the repayment of $1 million of bank debt and the assumption of current liabilities. As such, the operations of Marks have been included in the Company's Statement of Operations commencing on August 18, 2008. The Marks business involves the manufacturing and distribution of door-locking devices. The Company completed this acquisition at a price in excess of the value of the net identifiable assets because it believes that the combination of the two companies offers the potential for manufacturing and operational synergies as the Company combines the Marks operations and production into its own door-locking operations and production structure. The Company funded the acquisition with a term loan from its lenders as described in
Note 7.

The acquisition described above was accounted for as a purchase and was valued based on management's estimate of the fair value of the assets acquired and liabilities assumed. Based on the Company's evaluation, the allocation of the purchase price for the acquisition was as follows (in thousands):

Assets Acquired:
        Cash                                                       $   520
        Accounts receivable                                          1,836
        Inventory                                                    6,740
        Prepaid expenses and other current assets                      111
        Property and equipment                                         801
        Goodwill                                                       923
        Intangible assets                                           16,440
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
                                                                   =======

The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets and the excess of the purchase price over the fair value of the acquired assets of $923,000 was assigned to Goodwill. The intangible assets will be amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The weighted average amortization period of these assets is 19.6 years. The Marks trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

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

The unaudited pro-forma consolidated financial information for the fiscal year ended June 30, 2009 is as follows (in thousands, except share and per share data):

                                        2009
                                     ----------

Pro-forma:
  Net sales                          $  72,084
  Net loss                           $ (13,288)

  Net loss per share:
         Basic                       $   (0.70)
         Diluted                     $   (0.70)

Weighted average number of shares:
         Basic                      19,096,000
         Diluted                    19,096,000

NOTE 6 - Income Taxes
---------------------

The Benefit for income taxes is comprised of the following:

                              For the Years Ended June 30,
                             ------------------------------
                               2010                 2009
                             -------               -------
                                     (In thousands)
Current income taxes:
   Federal                   $  (950)              $  (293)
   State                          34                    27
   Foreign                         5                     6
                             -------               -------

                                (911)                 (260)

Deferred income tax benefit     (173)               (3,039)
                             -------               -------

Benefit for income taxes     $(1,084)              $(3,299)
                             =======               =======

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows (dollars in thousands):

                                              For the Years Ended June 30,
                                       -----------------------------------------
                                              2010                    2009
                                       -------------------     -----------------
                                                    % of                  % of
                                                   Pre-tax               Pre-tax
                                        Amount     Income       Amount   Income
                                       --------    -------     --------  -------

Tax at Federal statutory rate          $(2,579)      34.0%     $(5,672)   34.0%
Increases (decreases) in
  taxes resulting from:
  Meals and entertainment                   46       (0.6)%         58    (0.4)%
  State income taxes, net of
      Federal income tax benefit            22       (0.3)%         18    (0.1)%
  Foreign source income and taxes        1,456      (19.2)%      2,224   (13.3)%
  Stock based compensation expense          68       (0.9)%        107    (0.6)%
  Tax reserve reversal                     (64)       0.9%         (53)     0.3%
  Other, net                               (33)       0.4%          19    (0.1)%
                                       --------    -------     --------   ------

Effective tax rate                     $(1,084)      14.3%     $(3,299)    19.8%
                                       ========    =======     ========   ======

Deferred tax assets and deferred tax liabilities at June 30, 2010 and 2009 are as follows (in thousands):

                                                      Current                  Long-Term
                                                Deferred Tax Assets        Deferred Tax Assets
                                                    (Liabilities)             (Liabilities)
                                               -----------------------    --------------------
                                                 2010          2009         2010     2009
                                               ---------    ----------    ---------  ---------
Accounts receivable                            $     21     $       21     $   --    $   --
Inventories                                         167            212        272       256
Accrued liabilities                                 260            299         32        36
Stock based compensation expense                     --             --        128       119
Goodwill                                             --             --      2,113     1,897
Property, plant and equipment                        --             --       (658)     (711)
Change in accounting principle
    in fiscal 2008                                   --             --         39        72
Other deferred tax liabilities                       --             --        (84)      (84)
                                               --------     -----------    -------    ------

                                                    448            532      1,842      1,585
Valuation allowance                                  --             --         --         --
                                               --------     -----------    -------    ------

   Net deferred taxes                          $    448     $      532     $1,842     $1,585
                                               ========     ===========    =======    ======

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. As a result the Company increased its accrued income tax liability by $715,000, from $1,836,000 to $2,551,000, to provide for additional reserves for uncertain income tax positions for U.S. Federal and State income tax purposes. Fiscal 2006 and forward years are still open for examination. The increase in the accrued income tax liability of $715,000 was offset in part by a $230,000 increase to a deferred income tax asset, resulting in a net reduction to retained earnings of $485,000.

During the year ending June 30, 2010 the Company decreased its reserve for uncertain income tax positions by $83,000. As of June 30, 2010 the Company has a long-term accrued income tax liability of $93,000. The Company's practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2010, the Company had accrued interest totaling $23,000 and $77,000 of unrecognized net tax benefits (including the related accrued interest and net of the related deferred income tax benefit of $39,000) that, if recognized, would favorably affect the company's effective income tax rate in any future period.

For the year ended June 30, 2010, the company recognized a net benefit to income tax expense of $64,000 ($83,000 liability reversal including interest, less the related $28,000 reversal of deferred tax asset, plus current year interest accrual on other reserves of $9,000).

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

                                                                   Tax       Interest    Total
                                                                ---------  ----------  ---------

Balance of gross unrecognized tax benefits as of July 1, 2009   $176,000   $   37,000   $213,000

Reductions to unrecognized tax benefits as a result of a lapse
  of the applicable statute of limitations                       (83,000)     (14,000)   (97,000)
                                                                ---------  -----------  ---------

Balance of gross unrecognized tax benefits as of June 30, 2010  $ 93,000   $   23,000   $116,000
                                                                =========  ===========  =========

Napco US plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings. As of June 30, 2010, the Company had no undistributed earnings of foreign subsidiaries.

NOTE 7 - Long-Term Debt
-----------------------

As of June 30, 2010, debt consisted of a revolving credit loan facility of $11,100,000 with outstanding borrowings of $11,100,000 at June 30, 2010 and at June 30, 2009.

On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility was $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5 of the accompanying consolidated financialstatements. The amended revolving credit agreement and term loan was amended in June 2009 to $11,100,000 and is secured by the accounts receivable, a portion of inventory, the Company's headquarters building in Amityville, New York, certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries. As of June 30, 2010 and certain quarters preceding as previously disclosed, the Company was not in compliance with several of the financial covenants in the existing facilities for which it anticipates receiving the appropriate waivers from its banks as part of the restatement of these facilities as further described below.

The Company and its banks have been in negotiations to amend and restate the existing terms of the credit facilities and term loan. As of the date of the issuance of these financial statements, the Company and its banks have agreed in principle on all the key terms and modifications to the existing revolving credit agreement and term loan. Some of the key terms that have been agreed to by both parties include anaccelerated payment of approximately $1,786,000 to be made at closing, consisting of the December 2010 and March 2011 installments, and restructuring of the financial covenants to better reflect the Company's current financial condition. The Company anticipates receiving appropriate waivers from the banks in connection with its non compliance at June 30, 2010 and for prior quarters. The restated agreement also provides for interest based on either the Prime Rate or an alternate rate based on LIBOR and changes the margins associated with these benchmarks. To consummate and finalize these amendments, the Company and its banks are in the process of scheduling a closing date. Because the closing and final waivers will occur after the filing date of this Form 10-K, the Company has classified this debt as current in the accompanying financial statements. Upon completion of the closing this debt will be reclassified as long-term in future filings. The revolving credit agreement terminates in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time. As of June 30, 2010 there was $11,100,000 outstanding under the revolving credit facility with an interest rate of 7.25% and $18,749,000 outstanding under the term loan with an interest rate of 7.25%. The term loan is being repaid in 19 quarterly installments of $893,000 each,whichcommenced in December 2008, and a final payment of $8,033,000 due in August 2013.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

NOTE 8 - Goodwill
-----------------

During the fourth quarter of fiscal 2009, the Company concluded indicators of potential impairment were present due to the sustained decline in the Company's share price resulting in the market capitalization of the Company being less than its book value. The Company conducted an impairment test during the fourth quarter of fiscal 2009 based on the facts and circumstances at that time and its business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. Through its impairment testing and review, the Company concluded its discounted cash flow analysis does not support a residual implied fair value of its assets and liabilities relating to the Alarm Lock acquisition in 1985 and the Continental acquisition in 2000. As a result, for the quarter ended June 30, 2009, the Company recorded a non-cash goodwill impairment charge of $9.7 million, which was the full carrying value of goodwill relating to these two acquisitions as of that date.

At the conclusion of the quarter ended March 31, 2010, the Company amended its projected discounted cash flows relating to its Marks subsidiary and, as a result, performed an interim impairment test. The Company determined that this remaining goodwill was impaired and in the quarter ended March 31, 2010 recorded an impairment charge of $923,000 which represented the unamortized balance of this Goodwill.

The changes in the carrying amounts of goodwill are as follows:

                                         Consolidated      Marks      Continental      Alarm Lock
                                        --------------    -------    -------------    ------------
Balance, June 30, 2008                  $       9,686     $   --     $      7,414     $     2,272

Goodwill acquired during fiscal 2009              923        923               --              --

Goodwill impairment during fiscal 2009         (9,686)        --           (7,414)         (2,272)
                                        --------------    -------    -------------    ------------
Balance June 30, 2009                             923        923               --              --

Goodwill impairment during fiscal 2010           (923)      (923)              --              --
                                        --------------    -------    -------------    ------------
Balance June 30, 2010                   $          --     $   --     $         --     $        --
                                        ==============    =======    =============    ============

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

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2010, 1,471,480 stock options were granted, 364,520 stock options were available for grant, and 1,317,906 stock options were exercisable under this plan.

No options were granted during fiscal 2010. The fair value of each option granted during fiscal 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                             2009
                                           --------
Risk-free interest rates                    3.07%
Expected lives                             10 years
Expected volatility                           65%
Expected dividend yields                       0%


The following table reflects activity under the 2002 Plans for the fiscal years ended June 30,:

                                              2010                          2009
                                   ---------------------------  -----------------------------
                                                      Weighted                       Weighted
                                                       Average                        average
                                                      exercise                       exercise
                                     Options             price      Options             price
                                   -------------  ------------  --------------  -------------
Outstanding at beginning of year       1,390,240  $       2.65       1,293,480  $        2.84
Granted                                       --            --         100,000           4.25
Terminated                               (10,100)         2.72              --             --
Exercised                                     --            --          (3,240)          1.90
                                   ---------------------------   -------------  -------------
Outstanding at end of year             1,380,140  $       2.95       1,390,240  $        2.95
                                   ============= =============   =============  =============

Exercisable at end of year             1,317,906  $       2.85       1,240,720  $        2.65

Weighted average fair value at
   grant date of options granted              $ n/a                        $ 1.22
Total intrinsic value of
   options exercised                          $ --                         $ 3,000
Total intrinsic value of
   Options outstanding                       $ 5,620
Total intrinsic value of
   Options exercisable                       $ 5,620

Cash received from option exercises for fiscal years 2010 and 2009 was $0 and $6,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0 for both fiscal 2010 and 2009.

The following table summarizes information about stock options outstanding under the 2002 Plan at June 30, 2010:

                                 Options outstanding                 Options exercisable
                      ----------------------------------------  ----------------------------
                                      Weighted
                         Number        average      Weighted       Number         Weighted
                      Outstanding     remaining      average     exercisable       average
Range of exercise     at June 30,    contractual    exercise     at June 30,      exercise
    prices                2010          life          price         2010            price
-----------------     ------------  ------------- ------------  -------------  -------------
$0.72 to $ 4.00          1,014,390            3.1 $       1.89      1,014,390  $        1.89
$4.01 to $ 7.50            328,250            6.5         5.29        266,016           5.35
$7.51 to $11.16             37,500            5.7        11.16         37,500          11.16
                      ------------  ------------- ------------  -------------  -------------

                         1,380,140            4.0 $       2.95      1,317,906  $        2.85
                      ============  ============= ============  =============  =============

As of June 30, 2010, there was $62,000 of total unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. That cost is expected to be recognized over a weighted average period of 6 years. The total fair value of the options vested during fiscal 2010 under the 2002 Plan was $222,575.

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

The following table reflects activity under the 2000 Plan for the fiscal years ended June 30,:

                                                2010                     2009
                                         -------------------  ------------------------
                                                   Weighted                  Weighted
                                                   average                   average
                                                   exercise                  exercise
                                         Options     price        Options      price
                                         -------   --------     ---------   ----------
Outstanding at beginning of year          30,000    $  5.03        30,000   $    5.03
Granted                                       --         --            --          --
Exercised                                     --         --            --          --
Forfeited                                     --         --            --          --
Cancelled/lapsed                              --         --            --          --
                                          ------    -------     ---------    --------
Outstanding at end of year                30,000    $  5.03        30,000    $   5.03
                                          ======    =======     =========    ========

Exercisable at end of year                24,000    $  5.03        18,000    $   5.03
                                          ======    =======     =========    ========

Weighted average fair value at
   grant date of options granted             n/a                       n/a
Total intrinsic value of
   options exercised                         n/a                       n/a
Total intrinsic value of
   Options outstanding                    $    0
Total intrinsic value of
   Options exercisable                    $    0

As of June 30, 2010, there was $13,000 of total unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. That cost is expected to be recognized over a weighted average period of 1 year. The total fair value of the options vested during fiscal 2010 under the 2002 Plan was $18,960.

NOTE 10 - 401(k) Plan
---------------------

The Company maintains two 401(k) plans ("the Napco Plan" and "the Marks Plan") that cover all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Napco Plan provided for matching contributions of 50% of the first 2% of employee contributions. During fiscal 2009 the Company amended this plan, eliminating the provision for mandatory matching contributions. Company contributions to the plan totaled approximately $0 and $55,000 for the years ended June 30, 2010 and 2009, respectively. The Marks Plan was adopted by the Company subsequent to the Marks acquisition in August 2008 and provides for discretionary matching contributions. Company contributions to this plan were $28,000 for fiscal 2010 and $0 for fiscal 2009.

NOTE 11 - Commitments and Contingencies
---------------------------------------

Leases

The Company is committed under various operating leases, which do not extend beyond fiscal 2013. Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending June 30,       Amount
--------------------     ----------

     2011                $   58,000
     2012                    26,000
     2013                    12,000
                         ----------

      Total              $   96,000
                         ==========

Rent expense, with the exception of the land lease referred to below, totaled approximately $153,000 and $440,000 for the fiscal years ended June 30, 2010 and 2009, respectively.

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

Employment Agreements

As of June 30, 2010, the Company was obligated under five employment agreements and one severance agreement. Compensation under the agreements includes annual salaries approximating $1,140,000. The employment agreements provide for annual bonuses based upon sales and profits, or a formula to be determined by the Board of Directors, and various severance payments as defined in each agreement. The agreement with the Company's Chief Executive Officer provides for a salary of $587,000, includes additional compensation of 25,000 stock options that vest 20% per year or upon a change in control, as defined, and a termination payment in an amount equal to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined. The employment agreements expire at various times through August 2013.


NOTE 12 - Geographical Data
---------------------------

The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America, Europe, and South America.

The following represents selected consolidated geographical data for and as of the fiscal years ended June 30, 2010 and 2009:

                                             2010      2009
                                             ----      ----
                                             (in thousands)
    Sales to external customers(1):
      Domestic                             $ 62,925  $ 62,676
      Foreign                                 4,832     6,889
                                           --------  --------
      Total Net Sales                      $ 67,757  $ 69,565
                                           ========  ========

    Identifiable assets:
      United States                        $ 54,896  $ 60,456
      Dominican Republic (2)                 18,235    18,822
      Other foreign countries                   537     2,308
                                           --------  --------
      Total Identifiable Assets            $ 73,668  $ 81,586
                                           ========  ========


(1) All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States and United Kingdom. There were no sales into any one foreign country in excess of 10% of total net sales.
(2)   Consists primarily of inventories (2010 = $13,896,000; 2009 =
      $13,960,000) and fixed assets (2010 = $4,246,000; 2009 = $4,696,000)
      located at the Company's principal manufacturing facility in the Dominican Republic.

NOTE 13 - Restructuring costs
-----------------------------

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. The majority of these initiatives have been completed by June 30, 2010, while certain remaining Production-related actions are expected to be completed by December 31, 2010. Accordingly, the Company recognized restructuring costs of $1,274,000 in the fiscal year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of June 30, 2010, $1,138,000 of the $1,274,000 in restructuring costs has been incurred and $136,000 remains in accrued expenses.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

ITEM 9A:  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. At the conclusion of the period ended June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Napco Security Technologies management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected or is likely to materially affect our internal controls over financial reporting.


ITEM 9B:  OTHER INFORMATION

None


                                    PART III
                                    --------

The information called for by Part III is hereby incorporated by reference from the information set forth under the headings "Election of Directors", "Corporate Governance and Board Matters", "Executive Compensation", "Beneficial Ownership of Common Stock" and "Principal Accountant Fees" in the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                     FS-1

    Consolidated Financial Statements:

    Consolidated Balance Sheets as of June 30, 2010 and 2009                FS-2

    Consolidated Statements of Operations for the Fiscal Years
    Ended June 30, 2010 and 2009                                            FS-4

    Consolidated Statements of Stockholders' Equity for the Fiscal
    Years Ended June 30, 2010 and 2009                                      FS-5

    Consolidated Statements of Cash Flows for the Fiscal Years Ended
    June 30, 2010 and 2009                                                  FS-6

    Notes to Consolidated Financial Statements, June 30, 2010               FS-7

(a)3 and (b). Exhibits

Management Contracts designated by asterisk.


Exhibit No.        Title
-----------        -----
-----------------------------------------------------------------------------------------------------------------------
Ex-3.(i)           Certificate of Amendment of Certificate of              Exhibit-3.(i) to Report on Form 10-K for the
                    Incorporation                                           fiscal year ended June 30, 2006
-----------------------------------------------------------------------------------------------------------------------
Ex-3.(ii)          Certificate of Incorporation as amended                 Exhibit-3.(ii) to Report on Form 10-K for
                                                                            the fiscal year ended June, 30 2006
-----------------------------------------------------------------------------------------------------------------------
Ex-3.(iii)         Amended and Restated By-Laws                            Exhibit 3.(ii) to Report on Form 10-K for
                                                                            the fiscal year ended June 30, 2010
-----------------------------------------------------------------------------------------------------------------------
Ex-10.A (i)        Amended and Restated 1992 Incentive Stock Option Plan   Exhibit 10.A(i) to Report on Form 10-K for
                                                                            the fiscal year ended June 30, 2005
-----------------------------------------------------------------------------------------------------------------------
Ex-10.A (ii)       2002 Employee Stock Option Plan                         Exhibit 10.A(ii) to Report on Form 10-K for
                                                                            the fiscal year ended June 30, 2008
-----------------------------------------------------------------------------------------------------------------------
Ex-10.B            2000 Non-Employee Stock Option Plan                     Exhibit-10.B to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2006
-----------------------------------------------------------------------------------------------------------------------
Ex-10.C            Loan and Security Agreement with Marine Midland Bank    Exhibit 10-C to Report on Form 10-K for the
                    dated as of May 12, 1997                                fiscal year ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------
Ex-10.D            Revolving Credit Note #1 to Marine Midland Bank dated   Exhibit 10-D to Report on Form 10-K for the
                    as of May 12, 1997                                      fiscal year ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------
Ex-10.E            Revolving Credit Note #2 to Marine Midland Bank dated   Exhibit 10-E to Report on Form 10-K for the
                    as of May 12, 1997                                      fiscal year ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------
Ex-10.F            Promissory Note to Marine Midland Bank dated as of      Exhibit 10-F to Report on Form 10-K for the
                    May 12, 1997                                            fiscal year ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------
Ex-10.G            Amendment No.1 to the Loan and Security Agreement       Exhibit 10-G to Report on Form 10-K for the
                    with Marine Midland Bank dated as of May 28, 1998       fiscal year ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------
Ex-10.H            Term Loan Note to Marine Midland Bank dated as of May   Exhibit 10-H to Report on Form 10-K for the
                    28, 1998                                                fiscal year ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------
*Ex-10.I           Amended and Restated Employment Agreement with          Exhibit 10.I to Report on Form 10-K for
                    Richard Soloway                                         fiscal year ended June 30, 2010
-----------------------------------------------------------------------------------------------------------------------
*Ex-10.J           Employment Agreement with Jorge Hevia                   Exhibit 10-J to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2005
-----------------------------------------------------------------------------------------------------------------------
Ex-10.K            Amendment No. 2 to the Loan and Security Agreement      Exhibit 10-K to Report on Form 10-K for the
                    with HSBC Bank dated as of June 30, 1999                fiscal year ended June 30, 2005
-----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
*Ex-10.L           Employment Agreement with Michael Carrieri              Exhibit 10-L to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2005
-----------------------------------------------------------------------------------------------------------------------
*Ex-10.M           Indemnification Agreement dated August 9, 1999          Exhibit 10-M to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2005
-----------------------------------------------------------------------------------------------------------------------
Ex-10.O            Amendment No. 4 to Loan and Security Agreement          Exhibit 10-O to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2005
-----------------------------------------------------------------------------------------------------------------------
Ex-10.P            Amendment No. 8 to Loan and Security Agreement          Exhibit-10.P to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2006
-----------------------------------------------------------------------------------------------------------------------
Ex-10.Q            Note Modification Agreement                             Exhibit 10.X to Report on Form 10-K for
                                                                            fiscal year ended June 30, 2001
-----------------------------------------------------------------------------------------------------------------------
Ex-10.R            Amendment No. 10 to the Loan and Security Agreement     Exhibit 10.R to Report on Form 10-K for
                                                                            fiscal year ended June 30, 2003
-----------------------------------------------------------------------------------------------------------------------
Ex-10.S            Amendment No. 3 to the Loan and Security Agreement      Exhibit 10-S to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------
Ex-10.T            Amendment No. 9 to the Loan and Security Agreement      Exhibit 10-T to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------
Ex-10.U            Amendment No. 11 to the Loan and Security Agreement     Exhibit 10-U to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------
Ex-10.V            Amendment No. 12 to the Loan and Security Agreement     Exhibit 10-V to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------
Ex-10.W            Amendment No. 13 to the Loan and Security Agreement     Exhibit 10-W to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------
Ex-14.0            Code of Ethics                                          Exhibit 14.0 to Report on Form 10-K for the
                                                                            fiscal year ended June 30, 2010
-----------------------------------------------------------------------------------------------------------------------
Ex-21.0            Subsidiaries of the Registrant                          E-18
-----------------------------------------------------------------------------------------------------------------------
Ex-23.1            Consent of Independent Auditors                         E-19
-----------------------------------------------------------------------------------------------------------------------
Ex-31.1            Section 302 Certification of Chief Executive Officer    E-20
-----------------------------------------------------------------------------------------------------------------------
Ex-31.2            Section 302 Certification of Chief Financial Officer    E-21
-----------------------------------------------------------------------------------------------------------------------
Ex-32.1            Certification of Chief Executive Officer Pursuant to    E-22
                    18 USC Section 1350 and Section 906 of Sarbanes -
                    Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------------------
Ex-32.2            Certification of Chief Financial Officer Pursuant to    E-23
                    18 USC Section 1350 and Section 906 of Sarbanes -


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 14, 2010

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)


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

  Signature                                 Title                                     Date
  ---------                                 -----                                     ----

/s/RICHARD SOLOWAY               Chairman of the Board of Directors,             October 14, 2010
-------------------------------  President and Secretary and Directo
Richard Soloway                  (Principal Executive Officer)


/s/KEVIN S. BUCHEL               Senior Vice President of Operations             October 14, 2010
-------------------------------  and Finance and Treasurer and Director
Kevin S. Buchel                  (Principal Financial and Accounting Officer)


/s/PAUL STEPHEN BEEBER           Director                                        October 14, 2010
-------------------------------
Paul Stephen Beeber


/s/RANDY B. BLAUSTEIN            Director                                        October 14, 2010
-------------------------------
Randy B. Blaustein


/s/ARNOLD BLUMENTHAL             Director                                        October 14, 2010
-------------------------------
Arnold Blumenthal


/s/DONNA SOLOWAY                 Director                                        October 14, 2010
-------------------------------
Donna Soloway


/s/ANDREW J. WILDER              Director                                        October 14, 2010
-------------------------------
Andrew J. Wilder
