Form 10-K/A
NAPCO SECURITY TECHNOLOGIES, INC
filed 2010-10-21
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                  FORM 10-K/A

                                Amendment No. 1
                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2010

                                       or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition period from ___ to___

                         Commission File Number 0-10004
                             ----------------------

                       NAPCO SECURITY TECHNOLOGIES, INC.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)

     Delaware                                        11-2277818
     --------                                        ----------
     (State or other jurisdiction of     (I.R.S. Employer I.D. Number)
     incorporation or organization)

     333 Bayview Avenue, Amityville, New York          11701
     ----------------------------------------          -----
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   (631) 842-9400

Securities registered pursuant to Section 12(b) of the Act:

     Common Stock, par value $.01 per share         The NASDAQ Stock Market LLC
     --------------------------------------         --------------------------
     (Title of Each Class)                          (Name of each exchange on
                                                         which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No X
                                                     -

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes _  No X
                                                                -

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
                                       -

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "Large accelerated filer", "Accelerated filer" and "Smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _  Accelerated filer  Non-accelerated filer _
                                            -
                            Smaller reporting company X
                                                      -

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes _ No X
                                   -

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

                                Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the "Original Report") in order to amend the Consolidated Balance Sheets on page FS-3 which contained a typographical error in the number presented for Long-term Debt, net of current maturities as of June 30, 2010.

Other than the amendment to the Original Report to correct a typographical error on the Consolidated Balance Sheet, this Amendment No. 1 does not affect any other items in our Original Report. We are also filing as exhibits to this Amendment No. 1 the certifications pursuant to section 302 and section 906 of the Sarbanes-Oxley Act of 2002, which are currently dated.

Except as otherwise expressly stated for the item amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report.

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

The Company and its banks have been in negotiations to amend and restate the existing terms of the credit facilities and term loan. As of the date of this report, the Company and its banks have agreed in principle on all the key terms and modifications to the existing revolving credit agreement and term loan. While the Company anticipates consummating these restated facilities, there can be no assurances that it will do so. Because the closing and final waivers will occur after the filing date of this Form 10-K, the Company has classified this debt as current in the accompanying financial statements. Upon completion of the closing this debt will be reclassified as long-term in future filings. The agreement would provide for an accelerated payment, made at closing, consisting of the December 2010 and March 2011 installments (totaling $1,786,000) and restructured financial covenants. The restated agreements also would contain various modifications and conditions and bear interest based on either the Prime Rate or an alternate rate based on LIBOR as described in the agreement. The termination dates of the agreements would remain unchanged. The revolving credit agreement terminates in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time. As of June 30, 2010 there was $11,100,000 outstanding under the revolving credit facility with an interest rate of 7.25% and $18,749,000 outstanding under the term loan with an interest rate of 7.25%. The term loan is being repaid in 19 quarterly installments of $893,000 each,which commenced in December 2008, and a final payment of $8,033,000 due in August 2013.

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

                     NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                   June 30, 2010 and 2009
                              (In Thousands, Except Share Data)

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          2010        2009
                                                                        --------    --------
CURRENT LIABILITIES
   Loan payable (see discussion below and Note 7)                       $ 29,849    $ 14,672
   Accounts payable                                                        5,320       4,049
   Accrued expenses                                                        2,242       1,475
   Accrued salaries and wages                                              1,899       1,913
                                                                        --------    --------

      Total Current Liabilities                                           39,310      22,109

   Long-term debt, net of current maturities                                  --      18,749
   Accrued income taxes                                                      116         213
                                                                        --------    --------

      Total Liabilities                                                   39,426      41,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, par value $0.01 per share; 40,000,000 shares authorized;
   20,095,713 shares issued; and 19,095,713 shares outstanding               201         201

   Additional paid-in capital                                             14,006      13,779

   Retained earnings                                                      25,650      32,150
                                                                        --------    --------

                                                                          39,857      46,130

   Less: Treasury Stock, at cost (1,000,000 shares)                      (5,615)     (5,615)
                                                                        --------    --------

      TOTAL STOCKHOLDERS' EQUITY                                          34,242      40,515
                                                                        --------    --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 73,668    $ 81,586
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

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios.

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

October 19, 2010

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

 Signature                        Title                                        Date
 ---------                        -----                                        ----
/s/ RICHARD SOLOWAY          Chairman of the Board of Directors,          October 19, 2010
-------------------------    President and Secretary and Director
Richard Soloway              (Principal Executive Officer)

/s/ KEVIN S. BUCHEL          Senior Vice Prsident of Operations           October 19, 2010
-------------------------    and Finance and Treasurer and Director
Kevin S. Buchel              (Principal Financial and Accounting Officer)