Form 10-Q
period 2010-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2010-11-15
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2010
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices	(Zip Code)

(631) 842-9400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year if
changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes      X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).     Yes              No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes              No      X

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    November 12, 2010

COMMON STOCK, $.01 PAR VALUE PER SHARE                 19,095,713

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

		Page
PART I: FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX – SEPTEMBER 30, 2010

	Condensed Consolidated Balance Sheets September 30, 2010 and June 30, 2010	3

	Condensed Consolidated Statements of Operations for the Three
	Months ended September 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows for the Three
	Months ended September 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4.	Controls and Procedures	16

PART II: OTHER INFORMATION		17

SIGNATURE PAGE		18

PART I:             FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2010
	(unaudited)	June 30, 2010
	(In thousands except share data)
CURRENT ASSETS
Cash and cash equivalents	$4,711	$5,522
Accounts receivable, net of reserves	14,657	17,740
Inventories	19,631	17,370
Prepaid expenses and other current assets	960	947
Income tax receivable	1,102	785
Deferred income taxes	468	448
Total Current Assets	41,529	42,812
Inventories - non-current, net	5,529	6,712
Deferred income taxes	1,704	1,842
Property, plant and equipment, net	7,939	8,106
Intangible assets, net	13,581	13,870
Other assets	396	326
TOTAL ASSETS	$70,678	$73,668
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$3,572	$--
Loan payable	--	29,849
Accounts payable	4,534	5,320
Accrued expenses	2,038	2,242
Accrued salaries and wages	1,901	1,899
Total Current Liabilities	12,045	39,310
Long-term debt, net of current maturities	25,384	--
Accrued income taxes	118	116
Deferred income taxes	--	--
Total Liabilities	37,547	39,426
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,095,713 shares issued; 19,095,713 shares outstanding	201	201
Additional paid-in capital	14,029	14,006
Retained earnings	24,516	25,650
	38,746	39,857
Less: Treasury Stock, at cost (1,000,000 shares)	(5,615)	(5,615)
TOTAL STOCKHOLDERS' EQUITY	33,131	34,242
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,678	$73,668

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,
	2010	2009
	(In thousands, except share and per share data)

Net sales	$15,327	$14,465
Cost of sales	11,904	11,126
Gross Profit	3,423	3,339
Selling, general, and administrative expenses	4,140	4,692
Operating Loss	(717)	(1,353)
Other expense:
Interest expense, net	594	571
Other, net	14	14
	608	585
Loss before Benefit for Income Taxes	(1,325)	(1,938)
Benefit for income taxes	(191)	(120)
Net Loss	$(1,134)	$(1,818)
Loss per share:
Basic	$(0.06)	$(0.10)
Diluted	$(0.06)	$(0.10)
Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,096,000	19,096,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended September 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,134)	$(1,818)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	561	656
Provision for doubtful accounts	--	10
Deferred income taxes	118	(86)
Stock based compensation expense	23	69
Changes in operating assets and liabilities:
Accounts receivable	3,083	3,027
Inventories	(1,078)	2,444
Prepaid expenses and other current assets	(13)	123
Income tax receivable	(317)	-
Other assets	(83)	3
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(986)	(1,367)
Net Cash Provided by Operating Activities	174	3,061
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(92)	(44)
Net Cash Used in Investing Activities	(92)	(44)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(893)	(893)
Net Cash Used in Financing Activities	(893)	(893)
Net (Decrease) Increase in Cash and Cash Equivalents	(811)	2,124
CASH AND CASH EQUIVALENTS - Beginning	5,522	4,109
CASH AND CASH EQUIVALENTS - Ending	$4,711	$6,233
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$558	$533
Income taxes paid	$5	$50

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.)    Summary of Significant Accounting Policies and Other Disclosures

The accompanying Condensed Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.   The results of operations for the period ended September 30, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2010 Consolidated Financial Statements. In addition, the Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by Generally Accepted Accounting Principles (“GAAP”).

The Condensed Consolidated Financial Statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. To a lesser degree, sales in Europe are also adversely impacted in the Company’s first fiscal quarter because of European vacation patterns, i.e., many distributors and installers are closed for the month of August. In addition, demand is affected by the housing and construction markets. The severity of the current economic downturn may also affect this trend.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended September 30, 2010 and 2009 was $90,000 and $218,000, respectively.  The decrease for the three months is due to the timing of a tradeshow scheduled for October 2010. Last year, the same tradeshow occurred in the quarter ended September 30, 2009.

Research and Development Costs

Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of operations and are expensed as incurred. Research and development expense for the three months ended September 30, 2010 and 2009 was $1,268,000 and $1,229,000, respectively.

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 21% of the Company’s accounts receivable at September 30, 2010 and June 30, 2010.  Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

Allowance for Doubtful Accounts

In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $505,000 as of September 30, 2010 and June 30, 2010. The Company’s reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Stock Options

During the three months ended September 30, 2010 no stock options were granted under its 2002 Employee Incentive Stock Option Plan or under its 2000 Non-employee Incentive Stock Option Plan. During the three months ended September 30, 2010 there were no options exercised under either plan.

Goodwill

We evaluate purchased goodwill for impairment at least on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At the conclusion of the quarter ended March 31, 2010, the Company performed an interim impairment evaluation and determined that its goodwill was impaired. Accordingly, in the quarter ended March 31, 2010 the Company recorded an impairment charge of $923,000 which represented the unamortized balance of this Goodwill.

Intangible Assets

Intangible assets are amortized over their useful lives and reviewed for impairment at least annually at the Company’s fiscal year end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

The Company’s acquisition of Marks included intangible assets which were recorded at fair value on the date of acquisition. The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The remaining excess of the purchase price of $923,000 was assigned to Goodwill and subsequently written off as described above. The intangible assets are being amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

Changes in other intangible assets were as follows (in thousands):

	September 30, 2010			June 30, 2010
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$9,800	$(2,756)	$7,044	$9,800	$(2,479)	$7,321
Non-compete agreement	340	(103)	237	340	(91)	249
Trademark	6,300	--	6,300	6,300	-	6,300
	$16,440	$(2,859)	$13,581	$16,440	$(2,570)	$13,870

Amortization expense for intangible assets subject to amortization was approximately $288,000 and $335,000 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2011 - $1,154,000; 2012 - $1,065,000; 2013 - $917,000; and 2014 - $781,000 and 2015 - $667,000. The weighted average amortization period for intangible assets was 17.5 years and 18.5 years at September 30, 2010 and 2009, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements”. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.

2.)    Stock-based Compensation

The Company has established two share incentive programs, the 2002 Employee Plan and the 2000 Non-Employee Plan, as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company’s annual report on Form 10-K for the year ended June 30, 2010. The Company recognizes all stock-based compensation as an expense in the financial statements and the cost is measured at the fair market value of the award on the date of grant. Any excess tax benefits related to stock option exercises are reflected as financing cash inflows instead of operating cash inflows. Stock-based compensation costs of $23,000 and $69,000 were recognized in three months ended September 30, 2010 and 2009, respectively. Unearned stock-based compensation cost was $51,000 as of September 30, 2010.

The following table reflects activity under the 2002 Plans for the three months ended September 30, 2010:

			Weighted
			average
			exercise
	Options		price

Outstanding at beginning of year		1,380,140	$2.95
Granted		--	--
Exercised		--	--
Outstanding at September 30, 2010		1,380,140	$2.95

Exercisable at September 30, 2010		1,351,240	$2.89

Weighted average fair value at
grant date of options granted	$	n/a
Total intrinsic value of
options exercised	$	n/a
Total intrinsic value of
options outstanding		$82,000
Total intrinsic value of
options exercisable		$82,000

The following table reflects activity under the 2000 Plan for the three months ended September 30,:

Weighted
average
exercise
	Options	price

Outstanding at beginning of year	30,000	$5.03
Granted	--	--
Exercised	--	--
Forfeited	--	--
Cancelled/lapsed	--	--
Outstanding at September 30, 2010	30,000	$5.03

Exercisable at September 30, 2010	24,000	$5.03
Weighted average fair value at
grant date of options granted	n/a
Total intrinsic value of
options exercised	n/a
Total intrinsic value of
Options outstanding	$--
Total intrinsic value of
Options exercisable	$--

3.)    Inventories, net

The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a reserve for excess or obsolete inventories. As of September 30, 2010 and June 30, 2010, the balance in this reserve amounted to $1,840,000. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current. Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method.

Inventories, net of reserves consist of the following (in thousands):		September 30,	June 30,
		2010	2010

	Component parts	$15,959	$15,275
	Work-in-process	3,630	3,474
	Finished product	5,571	5,333

		$25,160	$24,082

Classification of inventories, net of reserves:	Current	$19,631	$17,370
	Non-current	5,529	6,712

		$25,160	$24,082

4.)    Earnings (Loss) Per Common Share

Earnings (loss) per common share amounts (“Basic EPS”) are calculated by dividing earnings by the weighted average number of common shares outstanding for the period.  Earnings (loss) per common share amounts, assuming dilution (“Diluted EPS”), were computed by reflecting the potential dilution from the exercise of stock options.  Both Basic EPS and Diluted EPS are presented on the face of the condensed consolidated statements of operations.

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

	Three months ended September 30, 2010
	Net (Loss)	Shares	Per Share
	(numerator)	(denominator)	Amounts
Basic EPS
Net loss, as reported	$(1,134)	19,096	$(0.06)
Effect of dilutive securities
Employee Stock Options	$--	--	$-
Diluted EPS
Net loss, as reported and assumed option exercises	$(1,134)	19,096	$(0.06)

1,410,140 options to purchase shares of common stock in the three months ended September 30, 2010 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

	Three months ended September 30, 2009
	Net Income	Shares	Per Share
	(numerator)	(denominator)	Amounts
Basic EPS
Net income, as reported	$(1,818)	19,096	$(0.10)
Effect of dilutive securities
Employee Stock Options	$--	--	$--
Diluted EPS
Net income, as reported andassumed option exercises	$(1,818)	19,096	$(0.10)

1,420,000 options to purchase shares of common stock in the three months ended September 30, 2009 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

5.)    Long Term Debt

As of September 30, 2010, long-term debt consisted of a revolving credit loan facility of $11,100,000 as well as a term loan with a remaining balance of $17,856,000. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time. As of September 30, 2010 and June 30, 2010, the Company was not in compliance with several of the financial covenants in the existing facilities. In October 2010, the Company received the appropriate waivers from its banks as part of the restatement of these facilities as further described below. Because the closing and final waivers occurred after the filing date of the Form 10-K for the year ended June 30, 2010, the Company classified this debt as current in the financial statements for the year ended June 30, 2010.

Outstanding balances and interest rates as of September 30, 2010 and June 30, 2010 are as follows:

	September 30, 2010		June 30, 2010
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$11,100	7.25%	$11,100	7.25%
Term loan	17,856	7.25%	18,749	7.25%
Total debt	$28,956	7.25%	$29,849	7.25%

On October 28, 2010, the Company entered into a Second Amended and Restated Credit Agreement Dated as of October 28, 2010 among the Company, as the Borrower, Capital One, N.A., as a Lender and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Second Amended Agreement”).  The Second Amended Agreement amended and restated the previous term loan and revolving credit facility and provides for a term loan of $16,070,000 and a revolving credit facility of $11,100,000.  Prior to closing on October 28, 2010, $11,100,000 was outstanding under the existing revolving credit facility and $17,856,000 was outstanding under the existing term loan. The Second Amended Agreement provides for the same expiration dates and repayment schedule as stated above except for an accelerated payment of $1,786,000, which was paid at closing and represents the payments previously scheduled for December 31, 2010 and March 31, 2011 under the Term Loan. The post-closing balance of the Term Loan on October 28, 2010 is $16,070,000 and the balance outstanding under the Revolving Credit Facility remained at $11,100,000. The Second Amended Agreement also provides for a LIBOR interest rate option of LIBOR plus 4.5% in addition to the existing prime option of prime plus 4.0% and financial covenants that better reflect the Company’s current financial condition. In addition, the Second Amended Agreement contains waivers for non-compliance with certain covenants in the previous facilities. The Company’s obligations under the Second Amended Agreement continue to be secured by the Company's headquarters in Amityville, New York, certain other assets and the common stock of the Company's wholly-owned subsidiaries.

6.)    Geographical Data

The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use.  Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America and Europe.

The following represents selected consolidated geographical data for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months ended September 30,
	2010	2009
Sales to external customers(1):
Domestic	$14,260	$13,233
Foreign	1,067	1,232
Total Net Sales	$15,327	$14,465
	As of
	September 30, 2010	June 30, 2010
Identifiable assets:
United States	$53,016	$54,896
Dominican Republic (2)	16,687	18,235
Other foreign countries	975	537
Total Identifiable Assets	$70,678	$73,668

(1) All of the Company’s sales occur in the United States and are shipped primarily from the Company’s facilities in the United States.  There were no sales into any one foreign country in excess of 10% of Net Sales.
(2) Consists primarily of inventories ($12,437,000 and $13,896,000) and fixed assets ($4,171,000 and $4,246,000) located at the Company's principal manufacturing facility in the Dominican Republic as of September 30, 2010 and June 30, 2010, respectively.

7.)    Commitments and Contingencies

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. On October 30, 2009 Napco received Form 4564 (Information Document Request) from the IRS requesting certain information for the tax year ended June 30, 2008.  In April 2010 the Company received a notice from the IRS that it had concluded its examination and had made no changes to the Company’s tax return under examination. At this time management does not know of any tax positions taken on the June 30, 2008 tax return that need to be reserved for. As of September 30, 2010 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the three months ended September 30, 2010 the Company increased its reserve for uncertain income tax positions by $2,000. As a result, as of September 30, 2010 the Company has a long-term accrued income tax liability of $118,000.

9.)    Restructuring Costs
In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. The majority of these initiatives have been completed by June 30, 2010, while certain remaining Production-related actions are expected to be completed by December 31, 2010. Accordingly, the Company recognized restructuring costs of $1,274,000 in the fiscal year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of September 30, 2010, $1,138,000 of the $1,274,000 in restructuring costs has been incurred and $136,000 remains in accrued expenses.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 7% and 9% of our revenues for the three months ended September 30, 2010 and 2009, respectively.

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

Restructuring Costs

In March 2009, the Company began a Restructuring Plan consisting of a series of actions to consolidate its Sales, Production and Warehousing operations of Marks and those in Europe and the Middle East into the Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. The majority of these initiatives have been completed by June 30, 2010, while certain remaining Production-related actions are expected to be completed by December 31, 2010. Accordingly, the Company recognized restructuring costs of $1,274,000 in the fiscal year ended June 30, 2009. Of this amount, $210,000 relates to Workforce Reductions communicated in March 2009 and $1,064,000 to Business Exits and related costs associated with inventory and lease impairments related to the closure of the Marks, European and Middle East facilities. As of September 30, 2010, $1,138,000 of the $1,274,000 in restructuring costs has been incurred and $136,000 remains in accrued expenses.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 6% for the three months ended September 30, 2010 and 2009, respectively.

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

The Company had two customers with accounts receivable balances that aggregated 21% of the Company’s accounts receivable as of September 30, 2010 and June 30, 2010.  Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $505,000 as of September 30, 2010 and June 30, 2010. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Inventories

Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company’s overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and approximations and actual results could differ from those estimates.

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand.  There is inherent professional judgment and subjectivity made by production, engineering and financial members of management in determining the estimated obsolescence percentage.  As of September 30, 2010 and June 30, 2010, the balance in this reserve amounted to $1,840,000.  In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are reviewed for impairment at least annually at the Company’s fiscal year-end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

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

The Company’s acquisition of Marks included intangible assets which were recorded at fair value on the date of acquisition. The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The remaining excess of the purchase price of $923,000 was assigned to Goodwill and subsequently written off as described above. The intangible assets are being amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

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

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. On October 30, 2009 Napco has received Form 4564 (Information Document Request) from the IRS requesting certain information for the tax year ended June 30, 2008.  In April 2010 the Company received a notice from the IRS that it had concluded its examination and had made no changes to the Company’s tax return under examination.  As of September 30, 2010, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Results of Operations

	Three months ended September 30, (dollars in thousands)
	2010	2009	% Increase/(decrease)
Net sales	$15,327	$14,465	6.0%
Gross profit	3,423	3,339	2.5%
Gross profit as a % of net sales	22.3%	23.1%	(0.8)%
Selling, general and administrative	4,140	4,692	(11.8)%
Selling, general and administrative as a percentage of net sales	27.0%	32.4%	(5.4)%
Operating loss	(717)	(1,353)	(47.0)%
Interest expense, net	594	571	4.0%
Other expense	14	14	--
Benefit for income taxes	(191)	(120)	59.2%
Net loss	(1,134)	(1,818)	(37.6)%

Sales for the three months ended September 30, 2010 increased by approximately 6% to $15,327,000 as compared to $14,465,000 for the same period a year ago. The increase in sales for the three months ended September 30, 2010 was primarily due to increased sales in the Company’s door-locking products ($1,069,000) as partially offset by decreases in the Company’s intrusion and access control products ($207,000).

Gross profit for the three months ended September 30, 2010 increased to $3,423,000 or 22.3% of sales as compared to $3,339,000 or 23.1% of sales for the same period a year ago. The increase in Gross profit in dollars for the three months was primarily due to the increase in sales described above.

Selling, general and administrative expenses for the three months ended September 30, 2010 decreased by $552,000 to $4,140,000, or 27.0% of sales, as compared to $4,692,000, or 32.4% of sales a year ago. The decrease in Selling, general and administrative expenses in dollars and as a percentage of net sales was due primarily to the consolidation of the Company’s Marks operations and European and Middle East warehouses into the Company’s headquarters in Amityville, NY during fiscal 2010 as well as the timing of a tradeshow that occurred in the quarter ended September 30, 2009. The same tradeshow is scheduled for October 2010 in the current fiscal year.

Interest expense, net for the three months ended September 30, 2010 increased by $23,000 to $594,000 as compared to $571,000 for the same period a year ago. The increase in interest expense for the three months ended September 30, 2010 resulted from higher interest rates charged by the Company’s banks as partially offset by lower outstanding debt in the current period.

The Company’s benefit for income taxes for the three months ended September 30, 2010 increased by $71,000 to a benefit of $191,000 as compared to a benefit of $120,000 for the same period a year ago. The increase in benefit for income taxes for the three months was due primarily to a greater proportion of the loss before income taxes being generated by the Company’s U.S. operations and a lower proportion in non-taxable foreign operations in the quarter ended September 30, 2010 as compared to the same period a year ago.  As a result, the Company’s effective rate for income tax was 14% for the three months ended September 30, 2010 as compared to 6% for the same period a year ago.

Net loss decreased by $684,000 to a net loss of $1,134,000 or $(0.06) per diluted share for the three months ended September 30, 2010 as compared to a net loss of $1,818,000 or $(0.10) per diluted share for the same period a year ago. The change for the three months ended September 30, 2010 was primarily due to the items as described above.

Liquidity and Capital Resources

During the three months ended September 30, 2010 the Company utilized all of its cash from operations ($174,000) and a portion of its cash on hand ($811,000) to repay outstanding debt ($893,000) and purchase property, plant and equipment ($92,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at September 30, 2010 decreased $3,083,000 to $14,657,000 as compared to $17,740,000 at June 30, 2010.  This decrease is primarily the result of the lower sales volume during the quarter ended September 30, 2010 as compared to the quarter ended June 30, 2010, which is typically the Company’s highest.

Inventories at September 30, 2010 increased by $1,078,000 to $25,160,000 as compared to $24,082,000 at June 30, 2010. This increase was primarily the result of the Company building safety stock of certain of its core products in order to decrease its fulfillment time to customer orders.

As of September 30, 2010, long-term debt consisted of a revolving credit loan facility of $11,100,000 as well as a term loan with a remaining balance of $17,856,000. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time. As of September 30, 2010 and June 30, 2010, the Company was not in compliance with several of the financial covenants in the existing facilities. In October 2010, the Company received the appropriate waivers from its banks as part of the restatement of these facilities as further described below. Because the closing and final waivers occurred after the filing date of the Form 10-K for the year ended June 30, 2010, the Company classified this debt as current in the financial statements for the year ended June 30, 2010.

On October 28, 2010, the Company entered into a Second Amended and Restated Credit Agreement Dated as of October 28, 2010 among the Company, as the Borrower, Capital One, N.A., as a Lender and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Second Amended Agreement”).  The Second Amended Agreement amended and restated the previous term loan and revolving credit facility and provides for a term loan of $16,070,000 and a revolving credit facility of $11,100,000.  Prior to closing on October 28, 2010, $11,100,000 was outstanding under the existing revolving credit facility and $17,856,000 was outstanding under the existing term loan. The Second Amended Agreement provides for the same expiration dates and repayment schedule as stated above except for an accelerated payment of $1,786,000, which was paid at closing and represents the payments previously scheduled for December 31, 2010 and March 31, 2011 under the Term Loan. The post-closing balance of the Term Loan on October 28, 2010 is $16,070,000 and the balance outstanding under the Revolving Credit Facility remained at $11,100,000. The Second Amended Agreement also provides for a LIBOR interest rate option of LIBOR plus 4.5% in addition to the existing prime option of prime plus 4.0% and financial covenants that better reflect the Company’s current financial condition. In addition, the Second Amended Agreement contains waivers for non-compliance with certain covenants in the previous facilities. The Company’s obligations under the Second Amended Agreement continue to be secured by the Company's headquarters in Amityville, New York, certain other assets and the common stock of the Company's wholly-owned subsidiaries.

As of September 30, 2010 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At September 30, 2010, an aggregate principal amount of approximately $28,956,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 7.25%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $290,000 in interest that year.

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

At the conclusion of the period ended September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the first quarter of fiscal 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.     Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2010 during the three months ended September 30, 2010 except as follows:

In October 2010 the Company consummated the restructuring of its bank debt which had been in negotiations as of the filing date of the Form 10-K for the year ended June 30, 2010

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

November 15, 2010

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance
and Treasurer
(Principal Financial and Accounting Officer)