Form 10-Q
period 2010-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2011-02-14
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

(631) 842-9400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year if
changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    February 13, 2011

COMMON STOCK, $.01 PAR VALUE PER SHARE                    19,095,713

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:                      FINANCIAL INFORMATION
Item 1. Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2010	June 30, 2010
	(unaudited)	(audited)
	(In thousands except share data)
CURRENT ASSETS
Cash and cash equivalents	$2,777	$5,522
Accounts receivable, net of reserves	13,736	17,740
Inventories	18,726	17,370
Prepaid expenses and other current assets	776	947
Income tax receivable	1,207	785
Deferred income taxes	448	448

Total Current Assets	37,670	42,812

Inventories - non-current, net	5,787	6,712
Deferred income taxes	1,672	1,842
Property, plant and equipment, net	7,863	8,106
Intangible assets, net	13,293	13,870
Other assets	295	326

TOTAL ASSETS	$66,580	$73,668

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,679	$--
Loan payable	--	29,849
Accounts payable	3,562	5,320
Accrued expenses	1,973	2,242
Accrued salaries and wages	1,452	1,899

Total Current Liabilities	9,666	39,310

Long-term debt, net of current maturities	23,491	--
Accrued income taxes	121	116

Total Liabilities	33,278	39,426
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,095,713 shares issued; 19,095,713 shares outstanding	201	201
Additional paid-in capital	14,043	14,006
Retained earnings	24,673	25,650

	38,917	39,857
Less: Treasury Stock, at cost (1,000,000 shares)	(5,615)	(5,615)

TOTAL STOCKHOLDERS' EQUITY	33,302	34,242

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,580	$73,668

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended December 31,
	2010	2009
	(In thousands, except share and per share data)

Net sales	$17,608	$16,641
Cost of sales	12,918	12,649

Gross Profit	4,690	3,992
Selling, general, and administrative expenses	4,159	4,402

Operating Income (Loss)	531	(410)
Other expense:
Interest expense, net	411	597
Other, net	14	(34)

	425	563

Income (Loss) before Benefit for Income Taxes	106	(973)
Benefit for income taxes	(51)	(61)

Net Income (Loss)	$157	$(912)

Income (Loss) per share:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)

Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,096,000	19,096,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Six months ended December 31,
	2010	2009
	(In thousands, except share and per share data)

Net sales	$32,935	$31,106
Cost of sales	24,822	23,775

Gross Profit	8,113	7,331
Selling, general, and administrative expenses	8,299	9,094

Operating Loss	(186)	(1,763)
Other expense:
Interest expense, net	1,005	1,168
Other, net	28	(20)

	1,033	1,148

Loss before Benefit for Income Taxes	(1,219)	(2,911)
Benefit for income taxes	(242)	(181)

Net Loss	$(977)	$(2,730)

Loss per share:
Basic	$(0.05)	$(0.14)
Diluted	$(0.05)	$(0.14)

Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,096,000	19,096,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended December 31,
	2010	2009
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(977)	$(2,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,128	1,314
Provision for doubtful accounts	(65)	(38)
Deferred income taxes	170	56
Stock based compensation expense	38	132
Changes in operating assets and liabilities:
Accounts receivable	4,069	3,843
Inventories	(431)	3,789
Prepaid expenses and other current assets	172	55
Income tax receivable	(423)	--
Other assets	5	(41)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(2,470)	(724)

Net Cash Provided by Operating Activities	1,216	5,656

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(282)	(151)

Net Cash Used in Investing Activities	(282)	(151)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(3,679)	(1,786)

Net Cash Used in Financing Activities	(3,679)	(1,786)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,745)	3,719
CASH AND CASH EQUIVALENTS - Beginning	5,522	4,109

CASH AND CASH EQUIVALENTS - Ending	$2,777	$7,828

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$942	$1,090
Income taxes paid	$5	$--

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.)   Summary of Significant Accounting Policies and Other Disclosures

The accompanying Condensed Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.   The results of operations for the period ended December 31, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended December 31, 2010 and 2009 was $270,000 and $127,000, respectively.  Advertising expense for the six months ended December 31, 2010 and 2009 was $361,000 and $345,000, respectively.  The increase for the three months is due to the timing of a tradeshow that occurred in October 2010. Last year, the same tradeshow occurred in the quarter ended September 30, 2009.

Research and Development Costs

Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of operations and are expensed as incurred. Research and development expense for the three months ended December 31, 2010 and 2009 was $1,218,000 and $1,238,000, respectively. Research and development expense for the six months ended December 31, 2010 and 2009 was $2,485,000 and $2,467,000, respectively.

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had one customer with an accounts receivable balance that represents 17% of the Company’s accounts receivable at December 31, 2010 and 15% at June 30, 2010.  Sales to this customer did not exceed 10% of net sales in any of the past three fiscal years.

Allowance for Doubtful Accounts

In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $440,000 as of December 31, 2010 and $505,000 as of June 30, 2010. The decrease resulted from the Company writing of certain receivables that were previously reserved for. The Company’s reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Stock Options

During the three and six months ended December 31, 2010 no stock options were granted or exercised under its 2002 Employee Incentive Stock Option Plan or under its 2000 Non-employee Incentive Stock Option Plan.

Intangible Assets

Intangible assets are amortized over their useful lives and reviewed for impairment at least annually at the Company’s fiscal year end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

The Company’s acquisition of certain assets of G. Marks Hardware, Inc included intangible assets which were recorded at fair value on the date of acquisition. The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The remaining excess of the purchase price of $923,000 was assigned to Goodwill and subsequently written off as previously disclosed The intangible assets are being amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

Changes in other intangible assets were as follows (in thousands):

	December 31, 2010			June 30, 2010
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$9,800	$(3,032)	$6,768	$9,800	$(2,479)	$7,321
Non-compete agreement	340	(115)	225	340	(91)	249
Trademark	6,300	--	6,300	6,300	-	6,300
	$16,440	$(3,147)	$13,293	$16,440	$(2,570)	$13,870

Amortization expense for intangible assets subject to amortization was approximately $288,000 and $335,000 for the three months ended December 31, 2010 and 2009, respectively and approximately $577,000 and $670,000 for the six months ended December 31, 2010 and 2009, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2011 - $1,154,000; 2012 - $1,065,000; 2013 - $917,000; and 2014 - $781,000 and 2015 - $667,000. The weighted average amortization period for intangible assets was 17.2 years and 19.2 years at December 31, 2010 and 2009, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Recent Accounting Pronouncements

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance becomes effective prospectively for business combinations for which the acquisition date is on or after the first day of the Company’s fiscal 2012.  This disclosure-only guidance will not have a material impact on the Company’s results of operations, financial position or cash flows.

2.)    Stock-based Compensation

The Company has established two share incentive programs, the 2002 Employee Plan and the 2000 Non-Employee Plan, as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company’s annual report on Form 10-K for the year ended June 30, 2010. The Company recognizes all stock-based compensation as an expense in the financial statements and the cost is measured at the fair market value of the award on the date of grant. Any excess tax benefits related to stock option exercises are reflected as financing cash inflows instead of operating cash inflows. Stock-based compensation costs of $15,000 and $63,000 were recognized in three months ended December 31, 2010 and 2009, respectively and $38,000 and $132,000 were recognized in six months ended December 31, 2010 and 2009, respectively. Unearned stock-based compensation cost was $37,000 as of December 31, 2010.

The following table reflects activity under the 2002 Plans for the six months ended December 31, 2010:

		Weighted
		average
		exercise
	Options	price

Outstanding at beginning of year	1,380,140	$2.95
Granted	--	--
Exercised	--	--
Outstanding at December 31, 2010	1,380,140	$2.95

Exercisable at December 31, 2010	1,372,140	$2.93

Weighted average fair value at grant date of options granted	$	n/a
Total intrinsic value of options exercised	$	n/a
Total intrinsic value of options outstanding		$--
Total intrinsic value of options exercisable		$--

The following table reflects activity under the 2000 Plan for the six months ended December 31, 2010:

		Weighted
		average
		exercise
	Options	price

Outstanding at beginning of year	30,000	$5.03
Granted	--	--
Exercised	--	--
Forfeited	--	--
Cancelled/lapsed	--	--
Outstanding at December 31, 2010	30,000	$5.03

Exercisable at December 31, 2010	24,000	$5.03

Weighted average fair value at grant date of options granted	$	n/a
Total intrinsic value of options exercised	$	n/a
Total intrinsic value of options outstanding		$--
Total intrinsic value of options exercisable		$--

3.)    Inventories, net

The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a reserve for excess or obsolete inventories. As of December 31, 2010 and June 30, 2010, the balance in this reserve amounted to $1,840,000. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current. Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method.

Inventories, net of reserves consist of the following (in thousands):	December 31,	June 30,
	2010	2010

Component parts	$15,548	$15,275
Work-in-process	3,536	3,474
Finished product	5,429	5,333

	$24,513	$24,082

Classification of inventories, net of reserves:
Current	$18,726	$17,370
Non-current	5,787	6,712

	$24,513	$24,082

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

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

	Three months ended December 31, 2010
	Net Income	Shares	Per Share
	(numerator)	(denominator)	Amounts
Basic EPS
Net income, as reported	$157	19,096	$0.01
Effect of dilutive securities
Employee Stock Options	$--	--	$-
Diluted EPS
Net income, as reported and
assumed option exercises	$157	19,096	$0.01

1,410,140 options to purchase shares of common stock in the three months ended December 31, 2010 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

	Three months ended December 31, 2009
	Net (Loss)	Shares	Per Share
	(numerator)	(denominator)	Amounts
Basic EPS
Net (loss), as reported	$(912)	19,096	$(0.05)
Effect of dilutive securities
Employee Stock Options	$--	--	$--
Diluted EPS
Net (loss), as reported and
assumed option exercises	$(912)	19,096	$(0.05)

1,420,000 options to purchase shares of common stock in the three months ended December 31, 2009 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

	Six months ended December 31, 2010
	Net (Loss)	Shares	Per Share
	(numerator)	(denominator)	Amounts
Basic EPS
Net (loss), as reported	$(977)	19,096	$(0.05)
Effect of dilutive securities
Employee Stock Options	$--	--	$--
Diluted EPS
Net (loss), as reported and
assumed option exercises	$(977)	19,096	$(0.05)

1,410,140 options to purchase shares of common stock in the three months ended December 31, 2010 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

	Six months ended December 31, 2009
	Net (Loss)	Shares	Per Share
	(numerator)	(denominator)	Amounts
Basic EPS
Net (loss), as reported	$(2,730)	19,096	$(0.05)
Effect of dilutive securities
Employee Stock Options	$--	--	$--
Diluted EPS
Net (loss), as reported and
assumed option exercises	$(2,730)	19,096	$(0.05)

1,420,000 options to purchase shares of common stock in the three months ended December 31, 2009 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

5.)    Long Term Debt

As of December 31, 2010, long-term debt consisted of a revolving credit loan facility of $10,100,000 as well as a term loan with a remaining balance of $16,070,000, as described further below. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time.

Outstanding balances and interest rates as of December 31, 2010 and June 30, 2010 are as follows:

	December 31, 2010		June 30, 2010
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$10,100	4.79%	$11,100	7.25%
Term loan	16,070	4.79%	18,749	7.25%
Total debt	$26,170	4.79%	$29,849	7.25%

On October 28, 2010, the Company entered into a Second Amended and Restated Credit Agreement Dated as of October 28, 2010 among the Company, as the Borrower, Capital One, N.A., as a Lender and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Second Amended Agreement”).  The Second Amended Agreement amended and restated the previous term loan and revolving credit facility and provides for a term loan of $16,070,000 and a revolving credit facility of $11,100,000.  Prior to closing on October 28, 2010, $11,100,000 was outstanding under the existing revolving credit facility and $17,856,000 was outstanding under the existing term loan. The Second Amended Agreement provides for the same expiration dates and repayment schedule as stated above except for an accelerated payment of $1,786,000, which was paid at closing and represents the payments previously scheduled for December 31, 2010 and March 31, 2011 under the Term Loan. In addition, the Company repaid $1,000,000 of the Revolving Credit Facility at closing. The post-closing balance of the Term Loan on October 28, 2010 is $16,070,000 and the balance outstanding under the Revolving Credit Facility was $10,100,000. The Second Amended Agreement also provides for a LIBOR interest rate option of LIBOR plus 4.5% in addition to the existing prime option of prime plus 4.0% and financial covenants that better reflect the Company’s current financial condition. In addition, the Second Amended Agreement contains waivers for non-compliance with certain covenants in the previous facilities. The Company’s obligations under the Second Amended Agreement continue to be secured by the Company's headquarters in Amityville, New York, certain other assets and the common stock of the Company's wholly-owned subsidiaries.

6.)    Geographical Data

The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use.  Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America and Europe.

The following represents selected consolidated geographical data for the three months ended December 31, 2010 and 2009 (in thousands):

	Three Months ended December 31,		Six Months ended December 31,
	2010	2009	2010	2090
Sales to external customers(1):
Domestic	$16,332	$15,342	$30,592	$28,574
Foreign	1,276	1,299	2,343	2,532
Total Net Sales	$17,608	$16,641	$32,935	$31,106

	As of
	December 31, 2010	June 30, 2010
Identifiable assets:
United States	$50,061	$54,896
Dominican Republic (2)	15,510	18,235
Other foreign countries	1,009	537
Total Identifiable Assets	$66,580	$73,668

(1) All of the Company’s sales occur in the United States and are shipped primarily from the Company’s facilities in the United States.  There were no sales into any one foreign country in excess of 10% of Net Sales.

(2) Consists primarily of inventories ($11,199,000 and $13,896,000) and fixed assets ($4,199,000 and $4,246,000) located at the Company's principal manufacturing facility in the Dominican Republic as of December 31, 2010 and June 30, 2010, respectively.

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2010 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2007 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the six months ended December 31, 2010 the Company increased its reserve for uncertain income tax positions by $5,000. As a result, as of December 31, 2010 the Company has a long-term accrued income tax liability of $121,000.

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 7% and 8% of our revenues for the six months ended December 31, 2010 and 2009, respectively.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 6% for the six months ended December 31, 2010 and 2009, respectively.

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

The Company had one customer with an accounts receivable balance that represents 17% of the Company’s accounts receivable at December 31, 2010 and 15% at June 30, 2010.  Sales to this customer did not exceed 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $440,000 as of December 31, 2010 and $505,000 as of June 30, 2010. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand.  There is inherent professional judgment and subjectivity made by production, engineering and financial members of management in determining the estimated obsolescence percentage.  As of December 31, 2010 and June 30, 2010, the balance in this reserve amounted to $1,840,000.  In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Other Intangible Assets

Other intangible assets are reviewed for impairment at least annually at the Company’s fiscal year-end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered. Those intangible assets that are classified as other intangibles with indefinite lives are not amortized.

The Company’s acquisition of Marks included intangible assets which were recorded at fair value on the date of acquisition. The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The remaining excess of the purchase price of $923,000 was assigned to Goodwill and subsequently written off as in the quarter ended March 31, 2010. The intangible assets are being amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

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

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. On October 30, 2009 Napco has received Form 4564 (Information Document Request) from the IRS requesting certain information for the tax year ended June 30, 2008.  In April 2010 the Company received a notice from the IRS that it had concluded its examination and had made no changes to the Company’s tax return under examination.  As of December 31, 2010, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2007 to present.

Results of Operations

	Three months ended December 31, (dollars in thousands)			Six months ended December 31, (dollars in thousands)
	2010	2009	% Increase/ (decrease)	2010	2009	% Increase/ (decrease)
Net sales	$17,608	$16,641	5.8%	$32,935	$31,106	5.9%
Gross profit	4,690	3,992	17.5%	8,113	7,331	10.7%
Gross profit as a % of net sales	26.6%	24.0%	2.6%	24.6%	23.6%	(1.0)%
Selling, general and administrative	4,159	4,402	(5.5)%	8,299	9,094	(8.7)%
Selling, general and administrative as a percentage of net sales	23.6%	26.5%	(2.9)%	25.2%	29.2%	(4.0)%
Operating income (loss)	531	(410)	229.5%	(186)	(1,763)	89.4%
Interest expense, net	411	597	(31.2)%	1,005	1,168	14.0%
Other expense (income)	14	7	100.0%	28	21	33.3%
Benefit for income taxes	51	61	(16.4)%	242	181	33.7%
Net income (loss)	157	(912)	117.2%	(977)	(2,730)	64.2%

Sales for the three months ended December 31, 2010 increased by approximately 6% to $17,608,000 as compared to $16,641,000 for the same period a year ago. Sales for the six months ended December 31, 2010 increased by approximately 6% to $32,935,000 as compared to $31,106,000 for the same period a year ago. The increase in sales for the three months was primarily due to increased sales in the Company’s intrusion products ($751,000) and access control products ($201,000). The increase in sales for the six months was primarily due to increased sales in the Company’s door-locking products ($1,084,000), intrusion products ($606,000) and access control products ($140,000).

Gross profit for the three months ended December 31, 2010 increased to $4,690,000 or 26.63% of sales as compared to $3,992,000 or 24.0% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2010 increased to $8,113,000 or 24.6% of sales as compared to $7,331,000 or 23.6% of sales for the same period a year ago. The increase in Gross profit in dollars and as a percentage of sales for the three and six months was primarily due to the increase in sales described above as well as the Company keeping overhead costs relatively constant.

Selling, general and administrative expenses for the three months ended December 31, 2010 decreased by $243,000 to $4,159,000, or 23.6% of sales, as compared to $4,402,000, or 26.5% of sales a year ago. Selling, general and administrative expenses for the six months ended December 31, 2010 decreased by $795,000 to $8,299,000, or 25.2% of sales, as compared to $9,094,000, or 29.2% of sales a year ago. The decrease in Selling, general and administrative expenses in dollars and as a percentage of net sales was due primarily to the consolidation of the Company’s Marks operations and European and Middle East warehouses into the Company’s headquarters in Amityville, NY, lower stock option expense as existing grants become fully amortized and the reduction of bank fees relating to amendments and waivers.

Interest expense, net for the three months ended December 31, 2010 decreased by $186,000 to $411,000 as compared to $597,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2010 decreased by $163,000 to $1,005,000 as compared to $1,168,000 for the same period a year ago. The decrease in interest expense for the three and six months ended December 31, 2010 resulted from lower interest rates charged by the Company’s banks as well as lower outstanding debt in the current period.

The Company’s benefit for income taxes for the three months ended December 31, 2010 decreased by $10,000 to a benefit of $51,000 as compared to a benefit of $61,000 for the same period a year ago. The Company’s benefit for income taxes for the six months ended December 31, 2010 increased by $61,000 to a benefit of $242,000 as compared to a benefit of $181,000 for the same period a year ago. The changes in the benefit for income taxes were due primarily to a the change in the proportion of the loss before income taxes being generated by the Company’s U.S. operations to the loss being generated by non-taxable foreign operations in the quarter ended December 31, 2010 as compared to the same period a year ago.  As a result, the Company’s effective rate for income tax was (48)% for the three months ended December 31, 2010 as compared to 6% for the same period a year ago and 20% for the six months ended December 31, 2010 as compared to 6% for the same period a year ago.

Net income increased by $1,069,000 to $157,000 or $0.01 per diluted share for the three months ended December 31, 2010 as compared to a net loss of $(912,000) or $(0.05) per diluted share for the same period a year ago. Net loss decreased by $1,753,000 to $(977,000) or $(0.05) per diluted share for the six months ended December 31, 2010 as compared to a net loss of $(2,730,000) or $(0.14) per diluted share for the same period a year ago. The change for the three and six months ended December 31, 2010 was primarily due to the items as described above.

Liquidity and Capital Resources

During the six months ended December 31, 2010 the Company utilized all of its cash from operations ($1,216,000) and a portion of its cash on hand at June 30, 2010 ($2,745,000 of $5,522,000) to repay outstanding debt ($3,679,000) and purchase property, plant and equipment ($282,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at December 31, 2010 decreased $4,004,000 ($4,069,000, less a reduction in the reserve for bad debts of $65,000) to $13,736,000 as compared to $17,740,000 at June 30, 2010.  This decrease is primarily the result of the lower sales volume during the quarter ended December 31, 2010 as compared to the quarter ended June 30, 2010, which is typically the Company’s highest.

Inventories at December 31, 2010 increased by $431,000 to $24,513,000 as compared to $24,082,000 at June 30, 2010. This slight increase was primarily the result of the Company level-loading its production facility in anticipation of the Company’s historical sales cycle where more sales occur in the latter quarters relative to the earlier quarters.

As of December 31, 2010, long-term debt consisted of a revolving credit loan facility of $10,100,000, of which $10,100,000 was outstanding as of December 31, 2010, as well as a term loan with a remaining balance of $16,070,000. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time.

On October 28, 2010, the Company entered into a Second Amended and Restated Credit Agreement Dated as of October 28, 2010 among the Company, as the Borrower, Capital One, N.A., as a Lender and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Second Amended Agreement”).  The Second Amended Agreement amended and restated the previous term loan and revolving credit facility and provides for a term loan of $16,070,000 and a revolving credit facility of $11,100,000.  Prior to closing on October 28, 2010, $11,100,000 was outstanding under the existing revolving credit facility and $17,856,000 was outstanding under the existing term loan. The Second Amended Agreement provides for the same expiration dates and repayment schedule as stated above except for an accelerated payment of $1,786,000, which was paid at closing and represents the payments previously scheduled for December 31, 2010 and March 31, 2011 under the Term Loan. In addition, the Company repaid $1,000,000 of the Revolving Credit Facility at closing. The post-closing balance of the Term Loan on October 28, 2010 is $16,070,000 and the balance outstanding under the Revolving Credit Facility was $10,100,000. The Second Amended Agreement also provides for a LIBOR interest rate option of LIBOR plus 4.5% in addition to the existing prime option of prime plus 4.0% and financial covenants that better reflect the Company’s current financial condition. In addition, the Second Amended Agreement contains waivers for non-compliance with certain covenants in the previous facilities. The Company’s obligations under the Second Amended Agreement continue to be secured by the Company's headquarters in Amityville, New York, certain other assets and the common stock of the Company's wholly-owned subsidiaries.

As of December 31, 2010 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At December 31, 2010, an aggregate principal amount of approximately $26,170,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 4.79%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $262,000 in interest that year.

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

At the conclusion of the period ended December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the second quarter of fiscal 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.
Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2010 during the three months ended December 31, 2010 except as follows:

In October 2010 the Company consummated the restructuring of its bank debt which had been in negotiations as of the filing date of the Form 10-K for the year ended June 30, 2010.

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

February 14, 2011

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)