Form 10-Q
period 2011-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2011-05-16
CIK 69633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware		11-2277818
(State or other jurisdiction of incorporation of organization)		(IRS Employer Identification Number)

333 Bayview Avenue Amityville, New York		11701
(Address of principal executive offices)		(Zip Code)

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    May XX, 2011

                         COMMON STOCK, $.01 PAR VALUE PER SHARE                                            19,095,713

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:      FINANCIAL INFORMATION
Item 1.   Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2011	June 30, 2010
	(unaudited)	(audited)
	(In thousands except share data)
CURRENT ASSETS
Cash and cash equivalents	$3,640	$5,522
Accounts receivable, net of reserves	15,447	17,740
Inventories	18,236	17,370
Prepaid expenses and other current assets	866	947
Income tax receivable	1,225	785
Deferred income taxes	483	448
Total Current Assets	39,897	42,812
Inventories - non-current, net	5,751	6,712
Deferred income taxes	1,941	1,842
Property, plant and equipment, net	7,763	8,106
Intangible assets, net	13,004	13,870
Other assets	316	326
TOTAL ASSETS	$68,672	$73,668
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$3,572	$--
Loan payable	--	29,849
Accounts payable	4,062	5,320
Accrued expenses	2,610	2,242
Accrued salaries and wages	1,755	1,899
Total Current Liabilities	11,999	39,310
Long-term debt, net of current maturities	22,598	--
Accrued income taxes	63	116
Total Liabilities	34,660	39,426
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,095,713 shares issued; 19,095,713 shares outstanding	201	201
Additional paid-in capital	14,058	14,006
Retained earnings	25,368	25,650
	39,627	39,857
Less: Treasury Stock, at cost (1,000,000 shares)	(5,615)	(5,615)
TOTAL STOCKHOLDERS' EQUITY	34,012	34,242
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,672	$73,668

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,
	2011	2010
	(In thousands, except share and per share data)

Net sales	$17,760	$16,015
Cost of sales	12,247	11,864
Gross Profit	5,513	4,151
Selling, general, and administrative expenses	4,856	4,979
Impairment of goodwill	--	923
Operating Income (Loss)	657	(1,751)
Other expense:
Interest expense, net	328	591
Other, net	13	13
	341	604
Income (Loss) before Benefit for Income Taxes	316	(2,355)
Benefit for income taxes	(379)	(491)
Net Income (Loss)	$695	$(1,864)
Income (Loss) per share:
Basic	$0.04	$(0.10)
Diluted	$0.04	$(0.10)
Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,193,000	19,096,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Nine months ended March 31,
	2011	2010
	(In thousands, except share and per share data)

Net sales	$50,695	$47,121
Cost of sales	37,069	35,639
Gross Profit	13,626	11,482
Selling, general, and administrative expenses	13,155	14,073
Impairment of goodwill	--	923
Operating Income (Loss)	471	(3,514)
Other expense (income):
Interest expense, net	1,333	1,759
Other, net	41	(7)
	1,374	1,752
Loss before Benefit for Income Taxes	(903)	(5,266)
Benefit for income taxes	(621)	(672)
Net Loss	$(282)	$(4,594)

Loss per share:
Basic	$(0.01)	$(0.24)
Diluted	$(0.01)	$(0.24)

Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,096,000	19,096,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended March 31,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(282)	$(4,594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,703	1,981
Impairment of goodwill	--	923
Provision for doubtful accounts	32	135
Charge to obsolescence reserve	500	--
Deferred income taxes	(134)	(309)
Stock based compensation expense	52	185
Changes in operating assets and liabilities:
Accounts receivable	2,261	3,672
Inventories	(404)	2,772
Prepaid expenses and other current assets	81	(61)
Income tax receivable	(440)	(44)
Other assets	(32)	(18)
Accounts payable and accrued expenses	(1,086)	--
Net Cash Provided by Operating Activities	2,251	4,642
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(454)	(247)
Net Cash Used in Investing Activities	(454)	(247)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(3,679)	(2,679)
Net Cash Used in Financing Activities	(3,679)	(2,679)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,882)	1,716
CASH AND CASH EQUIVALENTS - Beginning	5,522	4,109
CASH AND CASH EQUIVALENTS - Ending	$3,640	$5,825
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$1,247	$1,669
Income taxes paid	$5	$--

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.)    Summary of Significant Accounting Policies and Other Disclosures

The accompanying Condensed Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.   The results of operations for the period ended March 31, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2010 Consolidated Financial Statements. In addition, the Condensed Consolidated Balance Sheet as of June 30, 2010 was derived from the audited financial statements but does not include all disclosures required by Generally Accepted Accounting Principles (“GAAP”).

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company's products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. To a lesser degree, sales in Europe are also adversely impacted in the Company’s first fiscal quarter because of European vacation patterns, i.e., many distributors and installers are closed for the month of August. In addition, demand is affected by the housing and construction markets.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended March 31, 2011 and 2010 was $62,000 and $253,000, respectively.  Advertising expense for the nine months ended March 31, 2011 and 2010 was $423,000 and $597,000, respectively.  The decrease for the three and nine months is due to the timing of a tradeshow that occurred in April 2011. Last year, the same tradeshow occurred in the quarter ended March 31, 2010.

Research and Development Costs

Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of operations and are expensed as incurred. Research and development expense for the three months ended March 31, 2011 and 2010 was $935,000 and $1,295,000, respectively. Research and development expense for the nine months ended March 31, 2011 and 2010 was $3,420,000 and $3,762,000, respectively.

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had one customer with an accounts receivable balance that represents 16% of the Company’s accounts receivable at March 31, 2011 and 15% at June 30, 2010.  Sales to this customer did not exceed 10% of net sales in any of the past three fiscal years.

Allowance for Doubtful Accounts

In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $260,000 as of March 31, 2011 and $505,000 as of June 30, 2010. The decrease resulted from the Company writing off certain receivables that were previously reserved for. The Company’s reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Stock Options

During the three and nine months ended March 31, 2011 no stock options were granted or exercised under its 2002 Employee Incentive Stock Option Plan or under its 2000 Non-employee Incentive Stock Option Plan.

Intangible Assets

Intangible assets are amortized over their useful lives and reviewed for impairment at least annually at the Company’s fiscal year end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

The Company’s acquisition of certain assets of G. Marks Hardware, Inc included intangible assets which were recorded at fair value on the date of acquisition. The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The remaining excess of the purchase price of $923,000 was assigned to Goodwill and subsequently written off as previously disclosed. The intangible assets are being amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years.

Changes in other intangible assets were as follows (in thousands):

	March 31, 2011			June 30, 2010
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$9,800	$(3,308)	$6,492	$9,800	$(2,479)	$7,321
Non-compete agreement	340	(128)	212	340	(91)	249
Trademark	6,300	--	6,300	6,300	-	6,300
	$16,440	$(3,436)	$13,004	$16,440	$(2,570)	$13,870

Amortization expense for intangible assets subject to amortization was approximately $288,000 and $335,000 for the three months ended March 31, 2011 and 2010, respectively and approximately $865,000 and $1,004,000 for the nine months ended March 31, 2011 and 2010, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2011 - $1,154,000; 2012 - $1,065,000; 2013 - $917,000; and 2014 - $781,000 and 2015 - $667,000. The weighted average amortization period for intangible assets was 17.0 years and 18.2 years at March 31, 2011 and 2010, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Self-funded Employee Health Benefit Plan

Effective February 1, 2011, the Company converted its employee health benefit plan from a fully-insured plan to a self-insured plan. The Company made this change due, primarily, to significant increases in health insurance costs over the past few years. Under this arrangement, the Company engaged a plan administrator to process claims and purchased an insurance policy that covers claims over a certain aggregate amount over the plan year. The aggregate limit is based on the number of employees enrolled in the plan. As of March 31, 2011 the aggregate limit of claims to be self-insured was approximately $1,450,000. The Company records claims as they are paid and records an accrual for unpaid claims based upon the date of service or date incurred. The Company has accrued $249,000 at March 31, 2011 in connection with its self-insured liability.

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

2.)    Stock-based Compensation

The Company has established two share incentive programs, the 2002 Employee Plan and the 2000 Non-Employee Plan, as discussed in more detail in the Consolidated Financial Statements and related notes contained in the Company’s annual report on Form 10-K for the year ended June 30, 2010. The Company recognizes all stock-based compensation as an expense in the financial statements and the cost is measured at the fair market value of the award on the date of grant. Any excess tax benefits related to stock option exercises are reflected as financing cash inflows instead of operating cash inflows. Stock-based compensation costs of $14,000 and $53,000 were recognized in three months ended March 31, 2011 and 2010, respectively and $52,000 and $185,000 were recognized in nine months ended March 31, 2011 and 2010, respectively. Unearned stock-based compensation cost was $22,000 as of March 31, 2011.

The following table reflects activity under the 2002 Plans for the nine months ended March 31, 2011:

	Options	Weighted average exercise price

Outstanding at beginning of year	1,380,140	$2.95
Granted	--	--
Exercised	--	--
Outstanding at March 31, 2011	1,380,140	$2.95

Exercisable at March 31, 2011	1,372,140	$2.93

Weighted average fair value at grant date of options granted	$ n/a
Total intrinsic value of options exercised	$ n/a
Total intrinsic value of options outstanding	$ 387,000
Total intrinsic value of options exercisable	$ 387,000

The following table reflects activity under the 2000 Plan for the nine months ended March 31, 2011:

	Options	Weighted average exercise price

Granted	--	--
Exercised	--	--
Forfeited	--	--
Cancelled/lapsed	--	--
Outstanding at March 31, 2011	30,000	$5.03

Exercisable at March 31, 2011	30,000	$5.03

Weighted average fair value at grant date of options granted	$ n/a
Total intrinsic value of options exercised	$ n/a
Total intrinsic value of options outstanding	$ --
Total intrinsic value of options exercisable	$ --

3.)    Inventories, net

The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a reserve for excess or obsolete inventories. As of March 31, 2011 and June 30, 2010, the balance in this reserve amounted to $2,340,000 and $1,840,000, respectively. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current. Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method.

Inventories, net of reserves consist of the following (in thousands):		March 31,	June 30,
		2011	2011

	Component parts	$15,215	$15,275
	Work-in-process	3,460	3,474
	Finished product	5,312	5,333

		$23,987	$24,082

Classification of inventories, net of reserves:	Current	$18, 236	$17,370
	Non-current	5,751	6,712

		$23,987	$24,082

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

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

	Three months ended March 31, 2011
	Net Income	Shares	Per Share
	(numerator)	(denominator)	Amounts
Basic EPS
Net income, as reported	$695	19,096	$0.04
Effect of dilutive securities
Employee Stock Options	$--	97	$--
Diluted EPS
Net income, as reported and
assumed option exercises	$695	19,193	$0.04

530,750 options to purchase shares of common stock in the three months ended March 31, 2011 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

	Three months ended March 31, 2011
	Net Income	Shares	Per Share
	(numerator)	(denominator)	Amounts
Basic EPS
Net income, as reported	$(1,864)	19,096	$(0.10)
Effect of dilutive securities
Employee Stock Options	$--	--	$--
Diluted EPS
Net income, as reported and
assumed option exercises	$(1,864)	19,096	$(0.10)

1,420,000 options to purchase shares of common stock in the three months ended March 31, 2010 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

	Nine months ended March 31, 2011
	Net Income	Shares	Per Share
	(numerator)	(denominator)	Amounts
Basic EPS
Net income, as reported	$(282)	19,096	$(0.01)
Effect of dilutive securities
Employee Stock Options	$--	--	$--
Diluted EPS
Net income, as reported and
assumed option exercises	$(282)	19,096	$(0.01)

1,410,140 options to purchase shares of common stock in the nine months ended March 31, 2011 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

	Nine months ended March 31, 2011
	Net Income	Shares	Per Share
	(numerator)	(denominator)	Amounts
Basic EPS
Net income, as reported	$(4,594)	19,096	$(0.24)
Effect of dilutive securities
Employee Stock Options	$--	--	$--
Diluted EPS
Net income, as reported and
assumed option exercises	$(4,594)	19,096	$(0.24)

1,420,000 options to purchase shares of common stock in the nine months ended March 31, 2010 were excluded in the computation of Diluted EPS because the exercise prices were in excess of the average market price for this period and their inclusion would be anti-dilutive.

5.)    Long Term Debt

As of March 31, 2011, long-term debt consisted of a revolving credit loan facility of $10,100,000 as well as a term loan with a remaining balance of $16,070,000, as described further below. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time.

Outstanding balances and interest rates as of March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011		June 30, 2010
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$ 10,100	4.79%	$ 11,100	7.25%
Term loan	16,070	4.80%	18,749	7.25%
Total debt	$ 26,170	4.80%	$ 29,849	7.25%

On October 28, 2010, the Company entered into a Second Amended and Restated Credit Agreement Dated as of October 28, 2010 among the Company, as the Borrower, Capital One, N.A., as a Lender and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Second Amended Agreement”).  The Second Amended Agreement amended and restated the previous term loan and revolving credit facility and provides for a term loan of $16,070,000 and a revolving credit facility of $11,100,000.  Prior to closing on October 28, 2010, $11,100,000 was outstanding under the existing revolving credit facility and $17,856,000 was outstanding under the existing term loan. The Second Amended Agreement provides for the same expiration dates and repayment schedule as stated above except for an accelerated payment of $1,786,000, which was paid at closing and represents the payments previously scheduled for December 31, 2010 and March 31, 2011 under the Term Loan. In addition, the Company repaid $1,000,000 of the Revolving Credit Facility at closing. The post-closing balance of the Term Loan on October 28, 2010 was $16,070,000 and the balance outstanding under the Revolving Credit Facility was $10,100,000. The Second Amended Agreement also provides for a LIBOR interest rate option of LIBOR plus 4.5% in addition to the existing prime option of prime plus 4.0% and financial covenants that better reflect the Company’s current financial condition. In addition, the Second Amended Agreement contains waivers for non-compliance with certain covenants in the previous facilities. The Company’s obligations under the Second Amended Agreement continue to be secured by the Company's headquarters in Amityville, New York, certain other assets and the common stock of the Company's wholly-owned subsidiaries.

6.)    Geographical Data

The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use.  Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America and Europe.

The following represents selected consolidated geographical data for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31, 2010		Nine months ended March 31, 2010
	2011	2010	2011	2010
Sales to external customers(1):
Domestic	$16,688	$14,920	$47,550	$43,494
Foreign	1,072	1,095	3,145	3,627
Total Net Sales	$17,760	$16,015	$50,695	$47,121

	As of
	March 31, 2011	June 30, 2010
Identifiable assets:
United States	$52,227	$54,896
Dominican Republic (2)	15,628	18,235
Other foreign countries	817	537
Total Identifiable Assets	$68,672	$73,668

(1) All of the Company’s sales occur in the United States and are shipped primarily from the Company’s facilities in the United States.  There were no sales into any one foreign country in excess of 10% of Net Sales.
(2) Consists primarily of inventories ($11,298,000 and $13,896,000) and fixed assets ($4,145,000 and $4,246,000) located at the Company's principal manufacturing facility in the Dominican Republic as of March 31, 2011 and June 30, 2010, respectively.

7.)    Commitments and Contingencies

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the resolution of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

8.)      Income Taxes

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax benefit of R&D credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, de-recognition or re-measurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2011 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2005 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the nine months ended March 31, 2011 the Company decreased its reserve for uncertain income tax positions by $53,000. As a result, as of March 31, 2011 the Company has a long-term accrued income tax liability of $63,000.

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 6% and 8% of our revenues for the nine months ended March 31, 2011 and 2010, respectively.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. The Company does not expect products resulting from our R&D investments in fiscal 2011 to contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company's products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. To a lesser degree, sales in Europe are also adversely impacted in the Company's first fiscal quarter because of European vacation patterns, i.e., many distributors and installers are closed for the month of August. In addition, demand is affected by the housing and construction markets. The severity of the current economic downturn may also affect this trend.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 6% for the nine months ended March 31, 2011 and 2010, respectively.

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

The Company had one customer with an accounts receivable balance that represents 16% of the Company’s accounts receivable at March 31, 2011 and 15% at June 30, 2010.  Sales to this customer did not exceed 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $260,000 as of March 31, 2011 and $505,000 as of June 30, 2010. The decrease resulted from the Company writing off certain receivables that were previously reserved for. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand.  There is inherent professional judgment and subjectivity made by production, engineering and financial members of management in determining the estimated obsolescence percentage.  As of March 31, 2011 and June 30, 2010, the balance in this reserve amounted to $2,340,000 and $1,840,000, respectively.  In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Income Taxes

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax benefit of R&D credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, de-recognition or re-measurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. On October 30, 2009 Napco received Form 4564 (Information Document Request) from the IRS requesting certain information for the tax year ended June 30, 2008.  In April 2010 the Company received a notice from the IRS that it had concluded its examination and had made no changes to the Company’s tax return under examination.  As of March 31, 2011, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2005 to present.

Self-funded Employee Health Benefit Plan

Effective February 1, 2011, the Company converted its employee health benefit plan from a fully-insured plan to a self-insured plan. The Company made this change due, primarily, to significant increases in health insurance costs over the past few years. Under this arrangement, the Company engaged a plan administrator to process claims and purchased an insurance policy that covers claims over a certain aggregate amount over the plan year. The aggregate limit is based on the number of employees enrolled in the plan. As of March 31, 2011 the aggregate limit of claims to be self-insured was approximately $1,450,000. The Company records claims as they are paid and records an accrual for unpaid claims based upon the date of service or date incurred. The Company has accrued $249,000 at March 31, 2011 in connection with its self-insured liability.

Results of Operations

	Three months ended March 31, (dollars in thousands)			Nine months ended March 31, (dollars in thousands)
	2011	2010	% Increase/ (decrease)	2011	2010	% Increase/ (decrease)
Net sales	$17,760	$16,015	10.9%	$50,695	$47,121	7.6%
Gross profit	5,513	4,151	32.8%	13,626	11,482	18.7%
Gross profit as a % of net sales	31.0%	25.9%	5.1%	26.9%	24.4%	2.5%
Selling, general and administrative	4,856	4,979	(2.5)%	13,155	14,073	(6.5)%
Selling, general and administrative as a percentage of net sales	27.3%	31.1%	(3.8)%	25.9%	30.0%	(4.1)%
Impairment of goodwill	--	923	(100.0)%	--	923	(100.0)%
Operating income (loss)	657	(1,751)	137.5%	471	(3,514)	113.4%
Interest expense, net	328	591	(44.5)%	1,333	1,759	(24.2)%
Other expense (income)	13	13	0.0%	41	(7)	685.7%
Benefit for income taxes	379	491	(22.8)%	621	672	(7.6)%
Net income (loss)	$695	$(1,864)	137.3%	$(282)	$(4,594)	93.9%

Sales for the three months ended March 31, 2011 increased by 10.9% to $17,760,000 as compared to $16,015,000 for the same period a year ago. Sales for the nine months ended March 31, 2011 increased by 7.6% to $50,695,000 as compared to $47,121,000 for the same period a year ago. The increase in sales for the three months was primarily due to increased sales in the Company’s door-locking products ($1,270,000) and intrusion products ($560,000). The increase in sales for the nine months was primarily due to increased sales in the Company’s door-locking products ($2,354,000) and intrusion products ($1,287,000). Sales for the three and nine months of the Company’s access control products remained constant as compared to the same periods a year ago.

Gross profit for the three months ended March 31, 2011 increased to $5,513,000 or 31.0% of sales as compared to $4,151,000 or 25.9% of sales for the same period a year ago. Gross profit for the nine months ended March 31, 2011 increased to $13,626,000 or 26.9% of sales as compared to $11,482,000 or 24.4% of sales for the same period a year ago. The increase in Gross profit in dollars and as a percentage of sales for the three and nine months was primarily due to the increases in sales described above as well as the Company keeping overhead costs relatively constant. In addition, the Company received a $623,000 repayment from the seller in the Marks acquisition. This repayment related to inventory that remained unsold since the acquisition and, accordingly, is recorded as a reduction of Cost of sales. The Company also recorded a charge to inventory obsolescence of $500,000.

Selling, general and administrative expenses for the three months ended March 31, 2011 decreased by $123,000 to $4,856,000, or 27.3% of sales, as compared to $4,979,000, or 31.1% of sales a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2011 decreased by $918,000 to $13,155,000, or 25.9% of sales, as compared to $14,073,000, or 30.0% of sales a year ago. The decrease in Selling, general and administrative expenses in dollars and as a percentage of net sales for the three and nine months was due primarily to a tradeshow, that occurred in the third quarter of last year, occurring subsequent to the third quarter in the current year, the reduction of bank fees relating to amendments and waivers, lower stock option expense as existing grants become fully amortized and reduced wages resulting from the consolidation of the Marks company into the Company’s operations in Amityville, N.Y.

Interest expense, net for the three months ended March 31, 2011 decreased by $263,000 to $328,000 as compared to $591,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2011 decreased by $426,000 to $1,333,000 as compared to $1,759,000 for the same period a year ago. The decrease in interest expense for the three and nine months ended March 31, 2011 resulted from lower interest rates charged by the Company’s banks as well as lower outstanding debt in the current period.

The Company’s benefit for income taxes for the three months ended March 31, 2011 decreased by $112,000 to a benefit of $379,000 as compared to a benefit of $491,000 for the same period a year ago. The Company’s benefit for income taxes for the nine months ended March 31, 2011 decreased by $51,000 to a benefit of $621,000 as compared to a benefit of $672,000 for the same period a year ago. The changes in the benefit for income taxes were caused by the change in the proportion of the loss before income taxes being generated by the Company’s U.S. operations to the loss being generated by non-taxable foreign operations in the quarter ended March 31, 2011 as compared to the same period a year ago and the filing of amended tax returns to take benefit for research and development tax credits for the June 30, 2007, 2008 and 2009 tax years as well as claiming an R&D tax credit for the June 30, 2010 year on an originally filed income tax return.  As a result, the Company’s effective rate for income tax was (120)% for the three months ended March 31, 2011 as compared to 21% for the same period a year ago and 69% for the nine months ended March 31, 2011 as compared to 13% for the same period a year ago.

Net income increased by $2,559,000 to $695,000 or $0.04 per diluted share for the three months ended March 31, 2011 as compared to a net loss of $(1,864,000) or $(0.10) per diluted share for the same period a year ago. Net loss decreased by $4,312,000 to $(282,000) or $(0.01) per diluted share for the nine months ended March 31, 2011 as compared to a net loss of $(4,594,000) or $(0.24) per diluted share for the same period a year ago. The change for the three and nine months ended March 31, 2011 was primarily due to the items as described above as well as a charge to goodwill in the three and nine months ended March 31, 2010 of $923,000.

Liquidity and Capital Resources

During the nine months ended March 31, 2011 the Company utilized all of its cash from operations ($2,251,000) and a portion of its cash on hand at June 30, 2010 ($1,882,000 of $5,522,000) to repay outstanding debt ($3,679,000) and purchase property, plant and equipment ($454,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at March 31, 2011 decreased $2,293,000 ($2,538,000, less a reduction in the reserve for bad debts of $245,000) to $15,447,000 as compared to $17,740,000 at June 30, 2010.  This decrease is primarily the result of the lower sales volume during the quarter ended March 31, 2011 as compared to the quarter ended June 30, 2010, which is typically the Company’s highest.

Inventories at March 31, 2011 remained relatively constant at $23,987,000 as compared to $24,082,000 at June 30, 2010.

As of March 31, 2011, long-term debt consisted of a revolving credit loan facility of $10,100,000, of which $10,100,000 was outstanding as of March 31, 2011, as well as a term loan with a remaining balance of $16,070,000. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time.

On October 28, 2010, the Company entered into a Second Amended and Restated Credit Agreement Dated as of October 28, 2010 among the Company, as the Borrower, Capital One, N.A., as a Lender and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Second Amended Agreement”).  The Second Amended Agreement amended and restated the previous term loan and revolving credit facility and provides for a term loan of $16,070,000 and a revolving credit facility of $11,100,000.  Prior to closing on October 28, 2010, $11,100,000 was outstanding under the existing revolving credit facility and $17,856,000 was outstanding under the existing term loan. The Second Amended Agreement provides for the same expiration dates and repayment schedule as stated above except for an accelerated payment of $1,786,000, which was paid at closing and represents the payments previously scheduled for December 31, 2010 and March 31, 2011 under the Term Loan. In addition, the Company repaid $1,000,000 of the Revolving Credit Facility at closing. The post-closing balance of the Term Loan on October 28, 2010 was $16,070,000 and the balance outstanding under the Revolving Credit Facility was $10,100,000. The Second Amended Agreement also provides for a LIBOR interest rate option of LIBOR plus 4.5% in addition to the existing prime option of prime plus 4.0% and financial covenants that better reflect the Company’s current financial condition. In addition, the Second Amended Agreement contains waivers for non-compliance with certain covenants in the previous facilities. The Company’s obligations under the Second Amended Agreement continue to be secured by the Company's headquarters in Amityville, New York, certain other assets and the common stock of the Company's wholly-owned subsidiaries.

As of March 31, 2011 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At March 31, 2011, an aggregate principal amount of approximately $26,170,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 4.79%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $262,000 in interest that year.

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

At the conclusion of the period ended March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2011.

During the third quarter of fiscal 2011, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.     Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2010 during the three months ended March 31, 2011.

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

May 16, 2011

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:           /s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:           /s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)