Form 10-K
period 2011-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2011-09-23
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2011
or
☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ___ to___

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “Large accelerated filer”, “Accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of December 31, 2010, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $21,594,522

As of September 20, 2011, 19,095,713 shares of common stock of Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2011 Annual Meeting of Stockholders.

PART I

ITEM 1:  BUSINESS.

NAPCO Security Technologies, Inc. ("NAPCO" or the "Company") was incorporated in December 1971 in the State of Delaware.  Its executive offices are located at 333 Bayview Ave, Amityville NY 11701.  Its telephone number is (631) 842-9400.

The Company is a diversified manufacturer of security products, encompassing electronic locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

Website Access to Company Reports

Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our website (www.napcosecurity.com) on the same day they are electronically filed with the Securities and Exchange Commission.

Acquisition

On August 18, 2008, the Company, through the formation of a new subsidiary, Marks USA I, LLC (“Marks”), acquired substantially all of the assets and business of G. Marks Hardware, Inc. for $25.2 million, the repayment of $1 million of bank debt and the assumption of certain current liabilities. In August 2009, the Company completed the move of all operations of Marks to its Dominican plant and into the Company’s corporate headquarters in Amityville. The Marks business involves the manufacturing and distribution of door-locking devices.

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

Door Security Devices. The Company manufactures a variety of exit alarm locks including simple dead bolt locks, door alarms, mechanical door locks and microprocessor-based electronic door locks with push button and card reader operation.

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

Research and Development

The Company's business involves a high technology element. During the fiscal years ended June 30, 2011 and 2010, the Company expended approximately $4,392,000 and $4,922,000, respectively, on Company-sponsored research and development activities conducted by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2011, the Company had approximately 1,042 full-time employees.

Marketing

The Company's staff of 43 sales and marketing support employees located at the Company's Amityville offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 50% and 49% of the Company's total sales for each of the fiscal years ended June 30, 2011 and 2010, respectively. The remaining revenues are primarily from installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities.

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

Relatively low-priced "do-it-yourself" alarm system products are available to the public at retail stores. The Company believes that these products compete with the Company only to a limited extent because they appeal primarily to the "do-it-yourself" segment of the market. Purchasers of such systems do not receive professional consultation, installation, service or the sophistication that the Company's Products provide.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $2,002,000 and $2,236,000 existed as of June 30, 2011 and 2010, respectively. The Company expects to fill all of the backlog that existed as of June 30, 2011 during fiscal 2012.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last two fiscal years are summarized in the following table:

Financial Information Relating to Domestic and Foreign Operations

	2011	2010
	(in thousands)
Sales to external customers(1):
Domestic	$66,793	$62,925
Foreign	4,599	4,832
Total Net Sales	$71,392	$67,757
Identifiable assets:
United States	$54,426	$54,896
Dominican Republic (2)	14,342	18,235
Other foreign countries	27	537
Total Identifiable Assets	$68,795	$73,668

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2011 = $9,955,000; 2010 = $13,896,000) and fixed assets (2011 = $4,189,000; 2010 = $4,246,000) located at the Company's principal manufacturing facility in the Dominican Republic.

ITEM 1A:  RISK FACTORS

The risks described below are among those that could materially and adversely affect the Company’s business, financial condition or results of operations.  These risks could cause actual results to differ materially from historical experience and from results predicted by any forward-looking statements related to conditions or events that may occur in the future.

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

Our Business Could Be Materially Adversely Affected as a Result of the Inability to Maintain Adequate Financing

Our business is dependent on maintaining the financing used in the Marks acquisition and to fund operations.  The current debt facilities provide for quarterly principal debt repayments of approximately $893,000 plus interest that are in addition to the Company’s historical cash-flow requirements and certain financial covenants relating to ratios affected by profit, asset and debt levels.  If the Company’s profits, asset or cash-flow levels decline below the minimums required to meet these covenants or to make the minimum debt payments, the Company may be materially adversely affected.  Effects on the Company could include higher interest costs, reduction in borrowing availability or revocation of these credit facilities.

These facilities are due to expire in August 2012 and 2013.  If the Company is unable to refinance these credit facilities prior to or upon expiration, the Company’s business may be materially adversely affected.  Management believes it will be able to refinance these credit facilities upon satisfactory terms with its current lender or other lenders to avoid such an occurrence.

Our Business Could Be Materially Adversely Affected by the Inability to Reduce Expenses Relative to the Current Decreases in Sales Levels

While Management has completed a restructuring plan to reduce expense levels relative to current sales levels, if sales levels decrease significantly, our business may be adversely affected.

Our Business Could Be Materially Adversely Affected as a Result of Housing and Commercial Building Market Conditions

We are subject to the effects of housing and commercial building market conditions.  If these conditions deteriorate further, resulting in a additional declines in new housing or commercial building starts, existing home or commercial building sales or renovations, our business, results of operations or financial condition could be materially adversely affected beyond the current levels, particularly in our intrusion and door locking product lines.

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

Our Business Could be Materially Adversely Affected as a Result of Offering Extended Payment Terms to Customers

We regularly grant credit terms beyond 30 days to our customers. These terms are offered in an effort to keep a full line of our products in-stock at our customers’ locations. The longer terms that are granted, the more risk is inherent in collection of those receivables. We believe that our Bad Debt reserves are adequate to account for this inherent risk.

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

The Company's Products are Subject to Technological Changes from Time to Time, Which may Result in Increased Research and Developments Expenditures to Attract or Retain Customers

The industry in which the Company operates is characterized by constantly improved products.  Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively, which will require continued expenditures for product engineering, sales and marketing.  The Company's research and development expenditures, which were $4,392,000 and $4,922,000 for 2011 and 2010, respectively, are principally targeted at enhancing existing products, and to a lesser extent at developing new ones.  If the Company cannot modify its products to meet its customers' changing needs, we may lose sales.

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

Members of Management and Certain Directors Beneficially Own a Substantial Portion of the Company’s Common Stock and May Be in a Position to Determine the Outcome of Corporate Elections

Richard L. Soloway, our Chief Executive Officer, members of management and the Board of Directors beneficially own 31.4% of the currently outstanding shares of Common Stock.  By virtue of such ownership and their positions with Napco, they may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to Napco’s stockholders.

In addition, Napco has a staggered Board of Directors.  Such concentration of ownership and the staggered Board could have  the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of Napco.

We Are Dependent Upon the Efforts of Richard L. Soloway, Our Chief Executive Officer and There is No Succession Plan in Place

The success of the Company is largely dependent on the efforts of Richard L. Soloway, Chief Executive Officer.  The loss of his services could have a material adverse effect on the Company's business and prospects.  There is currently no succession plan.

Our Business Could Be Materially Adversely Affected by an Increase in the Exchange Rate of the Dominican Peso

We are exposed to foreign currency risks due to our operations in the Dominican Republic.  We have significant operations in the Dominican Republic which are denominated in Dominican pesos.  We are subject to the risk that currency exchange rates between the United States and the Dominican Republic will fluctuate, potentially resulting in an increase in some of our expenses when US dollars are transferred to Dominican pesos to pay these expenses.

Our Business Could Be Materially Adversely Affected by the Integration of Marks into Our Existing Operations

Our business is dependent on the continued effective integration of the acquired Marks business, technologies, product lines and employees into our organization. If this integration deteriorates, our business may be materially adversely affected.

ITEM 1B:  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2:  PROPERTIES.

The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. In fiscal 2011, the Company completed a Restructuring Plan, which included consolidating all of the operations of Marks from a leased, 35,000 square foot building in Amityville, NY into the Company’s Corporate Headquarters in Amityville, NY and its production facility in the Dominican Republic. The move from the leased building was completed in August 2009, prior to the expiration of the lease.

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A. (formerly known as NAPCO/Alarm Lock Grupo International, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2011, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

The Company's former foreign subsidiary located in the United Kingdom, Napco Group Europe Ltd, leased office space of approximately 167 square feet. This lease expired in January 2011 and the Company did not renew this lease. The Company has dissolved this subsidiary and now services its European customers through its headquarters in Amityville, NY.

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

	Quarter Ended Fiscal 2011
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$2.05	$1.95	$2.35	$3.00
Low	$1.66	$1.62	$1.68	$2.12

	Quarter Ended Fiscal 2010
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$2.08	$2.86	$3.02	$2.58
Low	$1.11	$1.43	$1.68	$1.70

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 19,2011 was 118 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any cash dividends must be approved by the Company's lenders.

Equity Compensation Plan Information as of June 30, 2011

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING SECURITIES REFLECTED IN COLUMN (a) (c)
Equity compensation plans approved by security holders:	1,410,140	$2.99	365,000
Equity compensation plans not approved by security holders:	--	--	--
Total	1,410,140	$2.99	365,000

The Non-employee Stock Option plan expired in September 2010.  No further options may be granted under this Plan.

ITEM 6:  SELECTED FINANCIAL DATA.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30
	(In thousands, except share and per share data)
	2011(1)	2010(1)	2009(1)	2008	2007(2)
Statement of earnings data:
Net Sales	$71,392	$67,757	$69,565	$68,367	$66,202
Gross Profit	20,101	14,522	15,096	20,412	23,998
Impairment of Goodwill and intangible assets	400	923	9,686	--	--
Income (Loss) from Operations	2,513	(5,211)	(14,917)	3,137	6,501
Net Income (Loss)	1,121	(6,500)	(13,382)	3,718	4,217
Cash Flow Data:
Net cash flows provided by (used in) operating activities	4,364	5,285	6,792	3,784	(3,674)
Net cash flows used in investing activities	(737)	(300)	(25,229)	(1,045)	(1,294)
Net cash flows (used in) provided by financing activities	(6,072)	(3,572)	19,781	(1,722)	3,978

Per Share Data:
Net earnings (loss) per common share:
Basic	$.06	$(.34)	$(.70)	$.19	$.21
Diluted	$.06	$(.34)	$(.70)	$.19	$.20
Weighted average common shares outstanding:
Basic	19,096,000	19,096,000	19,096,000	19,263,000	19,961,000
Diluted	19,176,000	19,096,000	19,096,000	19,802,000	20,599,000
Cash Dividends declared per common share (3)	$.00	$.00	$.00	$.00	$.00
Balance sheet data:
Working capital (4)	$29,185	$3,502	$22,404	$41,293	$40,527
Total assets	68,795	73,668	81,586	76,723	76,785
Long-term debt (4)	20,205	--	18,749	12,400	10,900
Stockholders' equity	35,429	34,242	40,515	53,542	53,257

(1)	Includes the operations and assets of Marks USA I which was acquired in August 2008.
(2)	Certain expenses in Cost of sales have been reclassified to Selling, general and administrative expense to conform to the current year’s presentation.
(3)
The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be approved by the Company's primary lenders.

(4)
Working capital is calculated by deducting Current Liabilities from Current Assets. As of June 30, 2010, the Company and its banks were in negotiations to amend and restate the existing terms of the credit facilities and term loan. Because the closing and final waivers occurred after the filing date of the June 30, 2010 Form 10-K, the Company classified this debt as current as of June 30, 2010. Upon completion of the closing this debt has been reclassified as long-term.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 6% and 7% of our revenues for the fiscal years ended June 30, 2011 and 2010 respectively.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 6-8% of revenues to research and development (R&D) on an annual basis. Products resulting from our R&D investments in fiscal 2011 did not contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

Since October 2008, the U.S. and international economies have experienced a significant downturn and continue to be very volatile. In the event that the downturn in the U.S. or international financial markets is prolonged, our revenue, profit and cash flow levels could be materially adversely affected in future periods. This could affect our ability to maintain adequate financing. If the current worldwide economic downturn continues, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the current downturn and market instability makes it difficult for us to forecast our revenues.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 6% for fiscal years ended June 30, 2011 and 2010, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had one customer with an accounts receivable balance of 17% of the Company’s accounts receivable at June 30, 2011 and two customers with accounts receivable balances that aggregated 21% of the Company’s accounts receivable at June 30, 2010.  Sales to neither of these customers exceeded 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $255,000 and $505,000 as of June 30, 2011 and 2010, respectively. The decrease from fiscal 2010 to 2011 was due to the Company writing off certain receivables during fiscal 2011 which had been reserved for as of June 30, 2010.  Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand.  There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage.   For the fiscal years 2011 and 2010, net charges and balances in these reserves amounted to $694,000 and $2,534,000; and $394,000 and $1,841,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

At the conclusion of fiscal 2009, the Company performed its annual impairment evaluation required by this standard and determined that the goodwill relating to its Alarm Lock and Continental subsidiaries was impaired. Accordingly, the Company recorded an impairment charge of $9,686,000 in the fourth quarter of fiscal 2009 which represents the unamortized balance of this Goodwill. At the conclusion of the quarter ended March 31, 2010, the Company performed an interim impairment evaluation and determined that its remaining goodwill, relating to its Marks subsidiary, was impaired. Accordingly, in the quarter ended March 31, 2010 the Company recorded an impairment charge of $923,000 which represented the unamortized balance of this Goodwill. At the conclusion of the fiscal 2011, the Company performed its annual impairment evaluation and determined that its intangible asset relating to its Marks trade name was partially impaired. Accordingly, in the quarter ended June 30, 2011 the Company recorded an impairment charge of $400,000 which represented the excess book value of this intangible asset over its current valuation.

Self-funded Employee Health Benefit Plan

Effective February 1, 2011, the Company converted its employee health benefit plan from a fully-insured plan to a self-insured plan. The Company made this change due, primarily, to significant increases in health insurance costs over the past few years. Under this arrangement, the Company engaged a plan administrator to process claims and purchased an insurance policy that covers claims over a certain aggregate amount over the plan year. The aggregate limit is based on the number of employees enrolled in the plan. As of June 30, 2011 the aggregate limit of claims to be self-insured was approximately $1,409,000. The Company records claims as they are paid and records an accrual for unpaid claims based upon the date of service or date incurred. The Company has accrued $150,000 at June 30, 2011 in connection with its self-insured liability.

Income Taxes

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. The fiscal 2007 and forward years are still open for examination.

During the year ended June 30, 2011, the company completed a research and development credit study.  The study included the years June 30, 2007 through June 30, 2011 to determine the amount of R&D credits to which the company is entitled.  The company filed amended tax returns for these years to establish the credits and generated an income tax benefit of $885,401.  Due to the nature of the credits, the company established a reserve under ASC 740-10 of $165,000.

During the year ending June 30, 2011 the Company increased its reserve for uncertain income tax positions by $88,000. As of June 30, 2011 the Company has a long-term accrued income tax liability of $88,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2011, the Company had accrued interest totaling $0 and $165,000 of unrecognized net tax benefits that, if recognized, would favorably affect the company’s effective income tax rate in any future period.

For the year ended June 30, 2011, the Company recognized net income tax expense of $88,000 ($116,000 liability reversal including interest, less the related $39,000 reversal of deferred tax asset, plus current year increase in liability of $165,000).

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes for fiscal 2011 is as follows (dollars in thousands):

	Amount	% of Pre-tax Income
Tax at Federal statutory rate	$274	34.0%
Increases (decreases) in taxes resulting from:
Meals and entertainment	51	6.3%
State income taxes, net of Federal income tax benefit	26	3.2%
Foreign source income and taxes	102	12.7%
Stock based compensation expense	16	2.0%
Tax reserve reversal	(77)	(9.5)%
R&D Credit Refund	(708)	(87.8)%
Other, net	2	0.2%
Effective tax rate	$(314)	(38.9)%

Liquidity and Capital Resources

The Company's cash on hand combined with proceeds from operating activities during fiscal 2011 were adequate to meet the Company's capital expenditure needs and debt obligations. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of external financing is an $11,100,000 secured revolving credit facility. As of June 30, 2011 $8,600,000 was outstanding under this revolving line of credit. The term loan is being repaid in 19 quarterly installments of $893,000 which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time. The Company expects that cash on hand and cash generated from operations will be adequate to meet its short-term liquidity requirements. As of June 30, 2011, the Company's unused sources of funds consisted principally of $3,077,000 in cash and $2,500,000 available under its revolving line of credit.

On August 18, 2008, the Company and its banks amended and restated the existing $25,000,000 revolving credit agreement. The amended facility was $50,000,000 and provides for a $25,000,000 revolving credit line as well as a $25,000,000 term portion of which the entire $25,000,000 was utilized to finance the asset purchase agreement as described in Note 5 of the accompanying consolidated financial statements. The amended revolving credit agreement and term loan was amended in June 2009 to $11,100,000 and was secured by the accounts receivable, a portion of inventory, the Company's headquarters building in Amityville, New York, certain other assets of Napco Security Technologies, Inc. and the common stock of three of the Company's subsidiaries.

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

Management believes that current working capital and cash flows from operations as well as the anticipated renewal of its credit facilities described above will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2013.

The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2011	2010
Current Ratio	3.2 to 1	1.1 to 1
Sales to Receivables	4.0 to 1	3.8 to 1
Total debt to equity	.67 to 1	.87 to 1

As of June 30, 2011, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, at an annual cost of approximately $288,000.

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

The acquisition described above has been accounted for as a purchase and was valued based on management’s estimate of the fair value of the assets acquired and liabilities assumed.  The estimates of fair value were subject to adjustment for a period of up to one year from the date of acquisition, and such adjustments were not material. Costs in excess of identifiable net assets acquired were allocated to goodwill in the first quarter of fiscal 2009. This Goodwill was written off in the quarter ended March 31, 2010. In addition, the intangible asset relating to the Marks trade name was deemed partially impaired as of June 30, 2011. Accordingly, the Company recorded an impairment charge of $400,000 in the quarter ended June 30, 2011.

Working Capital. Working capital increased by $25,683,000 to $29,185,000 at June 30, 2011 from $3,502,000 at June 30, 2010. The increase in working capital was primarily the result of the classification of the Company’s outstanding debt under its term loan as a current liability at June 30, 2010, which has been subsequently classified as non-current pursuant to the Second Amended and Restated Credit Agreement Dated as of October 28, 2010. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable remained relatively constant at $17,640,000 at June 30, 2011 as compared $17,740,000 at June 30, 2011.

Inventories. Inventories, which include both current and non-current portions, remained relatively constant at $24,187,000 at June 30, 2011 as compared to $24,082,000 at June 30, 2010.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $474,000 to $8,987,000 as of June 30, 2011 as compared to $9,461,000 at June 30, 2010.  This decrease is primarily due to decreased purchases of raw materials during the quarter ended June 30, 2011 as compared to June 30, 2010.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company's contractual obligations by fiscal year:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$23,777,000	$3,572,000	$20,205,000	$--	$--

Land lease (82 years remaining) (1)	23,328,000	288,000	576,000	576,000	21,888,000

Operating lease obligations	83,000	45,000	37,000	1,000	--

Other long-term obligations (employment agreements) (1)	1,127,000	886,000	241,000	--	--

Total	$48,315,000	$4,791,000	$21,059,000	$577,000	$21,888,000

(1) See footnote 10 to the accompanying consolidated financial statements.

Results of Operations
Fiscal 2011 Compared to Fiscal 2010

	Fiscal year ended June 30,
	2011	2010	% Increase/ (decrease)
Net sales	$71,392	$67,757	5.4%
Gross profit	20,101	14,522	38.4%
Gross profit as a % of net sales	28.2%	21.4%	31.8%
Selling, general and administrative	17,188	18,810	(8.6)%
Selling, general and administrative as a % of net sales	24.1%	27.8%	13.3%
Impairment of goodwill and other intangibles	400	923	(56.7)%
Income (loss) from operations	2,513	(5,211)	148.2%
Interest expense, net	1,660	2,366	(29.8)%
Other expense, net	46	7	557.1%
(Benefit)for income taxes	(314)	(1,084)	(37.5)%
Net income (loss)	1,121	(6,500)	117.2%

Net sales in fiscal 2011 increased by 5% to $71,392,000 from $67,757,000 in fiscal 2010. The increase in sales was primarily the result of increased demand in the Company’s retro-fit door locking products ($2,256,000) and domestic sales of intrusion products ($1,730,000) as partially offset by reduced export sales of intrusion products ($233,000).

The Company's gross profit increased $5,579,000 to $20,101,000 or 28.2% of net sales in fiscal 2011 as compared to $14,522,000 or 21.4% of net sales in fiscal 2010. The increase in gross profit and gross profit as a percentage of net sales was primarily due to the increase in net sales described above, decreases in production overhead and research and development expenses and a $623,000 repayment from the seller in the Marks acquisition, all as partially offset by an increase in the inventory reserve for obsolescence of  $694,000. The Marks repayment related to inventory that remained unsold since the acquisition and, accordingly, is recorded as a reduction of Cost of sales.

Selling, general and administrative expenses as a percentage of net sales decreased to 24.1% in fiscal 2011 from 27.8% in fiscal 2010. Selling, general and administrative expenses for fiscal 2011 decreased $1,622,000 to $17,188,000 from $18,810,000 in fiscal 2010.  These decreases resulted primarily from reduced wages and expenses resulting from the closure and consolidation of the Company’s Marks and European offices into the Company’s operations in Amityville, N.Y.

Interest expense for fiscal 2011 decreased by $706,000 to $1,660,000 from $2,366,000 for the same period a year ago.  The decrease in interest expense is primarily the result of the decrease in interest rates charged by the Company’s primary banks as well as the Company’s reduction of its outstanding borrowings under its revolving line of credit and its term loan.

Other expenses increased $39,000 to $46,000 in fiscal 2011 as compared to $7,000 in fiscal 2010.

The Company’s benefit for income taxes for fiscal 2011decreased by $770,000 to a benefit of $314,000 as compared to a benefit of $1,084,000 for the same period a year ago. The decrease in the benefit for income taxes from fiscal 2010 to fiscal 2011 resulted primarily from the increase in net income as partially offset by R&D tax credits recognized in fiscal 2011.

Net income for fiscal 2011 increased by $7,621,000 to $1,121,000 as compared to $(6,500,000) in fiscal 2010. This resulted primarily from the items discussed above.

Forward-looking Information

This Annual Report on Form 10-K and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements.  For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, the ability to maintain adequate financing to fund operations, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar, distribution problems, unforeseen environmental liabilities, the uncertain economic, military and political conditions in the world and the successful integration of Marks into our existing operations. The Company’s Risk Factors are discussed in more detail in Item 1A.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is debt (consisting of a revolving credit facility and a term loan) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At June 30, 2011, an aggregate principal amount of approximately $23,777,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 4.8%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $238,000 in interest that year.

A significant number of foreign sales transactions by the Company are denominated in U.S. dollars.  As such, the Company has shifted foreign currency exposure onto many of its foreign customers.  As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders.  The foregoing could materially adversely affect the Company’s business, financial condition and results of operations.  In addition, the Company transacts certain sales in Europe in British Pounds Sterling, therefore exposing itself to a certain amount of foreign currency risk.  Management believes that the amount of this exposure is immaterial.  We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos (“RD$”), the local currency of the Company’s production facility in the Dominican Republic.  The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual decrease in income from operations of approximately $600,000.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

a. Financial Statements:  Financial statements required pursuant to this Item are presented on pages FS-1 through FS-18 of this report as follows:

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

Page

Report of Independent Registered Public Accounting Firm	FS-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2011 and 2010	FS-2

Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2011 and 2010	FS-4

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended June 30, 2011 and 2010	FS-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2011 and 2010	FS-6

Notes to Consolidated Financial Statements	FS-7 to FS-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Napco Security Technologies, Inc. and Subsidiaries
Amityville, New York

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Napco Security Technologies, Inc. and Subsidiaries as of June 30, 2011 and 2010 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
September 23, 2011

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2011 and 2010
(In Thousands)

ASSETS

	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$3,077	$5,522
Accounts receivable, net of reserves	17,640	17,740
Inventories	19,986	17,370
Prepaid expenses and other current assets	950	947
Income tax receivable	--	785
Deferred income taxes	528	448
Total Current Assets	42,181	42,812
Inventories - non-current, net	4,201	6,712
Deferred income taxes	2,083	1,842
Property, plant and equipment, net	7,741	8,106
Intangible assets, net	12,316	13,870
Other assets	273	326
TOTAL ASSETS	$68,795	$73,668

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2011 and 2010
(In Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2011	2010
CURRENT LIABILITIES
Current maturities of long term debt	$3,572	$--
Loan payable (see discussion below* and Note 7)	--	29,849
Accounts payable	4,649	5,320
Accrued expenses	2,553	2,242
Accrued salaries and wages	1,785	1,899
Total Current Liabilities	12,996	39,310
Long-term debt, net of current maturities	20,205	--
Accrued income taxes	165	116
Total Liabilities	33,366	39,426
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,095,713 shares issued; and 19,095,713 shares outstanding	201	201
Additional paid-in capital	14,072	14,006
Retained earnings	26,771	25,650
	41,044	39,857
Less: Treasury Stock, at cost (1,000,000 shares)	(5,615)	(5,615)
TOTAL STOCKHOLDERS' EQUITY	35,429	34,242
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,795	$73,668

* As of June 30, 2010, the Company and its banks were in negotiations to amend and restate the existing terms of the credit facilities and term loan. Because the closing and final waivers occurred after the filing date of the June 30, 2010 Form 10-K, the Company classified this debt as current as of June 30, 2010. Upon completion of the closing this debt has been reclassified as long-term. See Footnote 7 for further disclosure.

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2011 and 2010
(In Thousands, Except Share and Per Share Data)

	2011	2010
Net sales	$71,392	$67,757
Cost of sales	51,291	53,235
Gross Profit	20,101	14,522
Selling, general, and administrative expenses	17,188	18,810
Impairment of goodwill and other intangible assets	400	923
Operating Income (Loss)	2,513	(5,211)
Other expense:
Interest expense, net	1,660	2,366
Other, net	46	7
	1,706	2,373
Income (loss) before Benefit for Income Taxes	807	(7,584)
Benefit for income taxes	(314)	(1,084)
Net Income (Loss)	$1,121	$(6,500)

Income (loss) per share:
Basic	$0.06	$(0.34)
Diluted	$0.06	$(0.34)

Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,176,000	19,096,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 30, 2011 and 2010
(In Thousands, Except Share Data)

	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
BALANCE June 30, 2009	20,095,713	$201	$13,779	(1,000,000)	$(5,615)	$32,150	$40,515
Stock-based compensation expense	--	--	227	-	-	-	227
Net loss	--	--	-	-	-	(6,500)	(6,500)
BALANCE June 30, 2010	20,095,713	$201	$14,006	(1,000,000)	$(5,615)	$25,650	$34,242
Stock-based compensation expense	--	--	66	-	-	-	66
Net income	--	--	-	-	-	1,121	1,121
BALANCE June 30, 2011	20,095,713	$201	$14,072	(1,000,000)	$(5,615)	$26,771	$35,429

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2011 and 2010 (In Thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,121	$(6,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,311	2,658
Impairment of goodwill and other intangibles	400	923
Charge to obsolescence reserve	694	394
Provision for doubtful accounts	27	105
Deferred income taxes	(321)	(173)
Non-cash stock based compensation expense	66	227
Changes in operating assets and liabilities:
Accounts receivable	73	2,154
Inventories	(799)	4,358
Prepaid expenses and other current assets	(3)	(151)
Income tax receivable	785	(593)
Other assets	(3)	(44)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	13	1,927
Net Cash Provided by Operating Activities	4,364	5,285
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(737)	(300)
Net Cash Used in Investing Activities	(737)	(300)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(6,072)	(3,572)
Net Cash (Used in) by Financing Activities	(6,072)	(3,572)
Net Change in Cash and Cash Equivalents	(2,445)	1,413
CASH AND CASH EQUIVALENTS - Beginning	5,522	4,109
CASH AND CASH EQUIVALENTS - Ending	$3,077	$5,522
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$1,562	$2,244
Income taxes paid	$10	$--

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Napco Security Technologies, Inc. and Subsidiaries (the "Company") is a diversified manufacturer of security products, encompassing electronic locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

Principles of Consolidation and Evaluation of Subsequent Events

The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries, including those of Marks USA I, LLC (“Marks”), a subsidiary which acquired substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. acquired on August 18, 2008. All inter-company balances and transactions have been eliminated in consolidation. The Company has evaluated events subsequent to June 30, 2011 through the filing date of this report for potential recognition or disclosure in these consolidated financial statements.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with revenue recognition, reserves for sales returns and allowances, concentration of credit risk, inventories, goodwill and income taxes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $960,000 and $3,916,000 of short-term time deposits at June 30, 2011 and 2010, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2011 and 2010.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $255,000 and $505,000 and for returns and other allowances of $1,455,000 and $1,180,000 as of June 30, 2011 and June 30, 2010, respectively.  Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand.  There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage.   For the fiscal years 2011 and 2010, charges and balances in these reserves amounted to $694,000 and $2,534,000; and $394,000 and $1,841,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Goodwill

The Company evaluated its Goodwill for impairment at least on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized. Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At the conclusion of the quarter ended March 31, 2010, the Company performed an interim impairment evaluation and determined that its remaining goodwill, relating to its Marks subsidiary, was impaired. Accordingly, in the quarter ended March 31, 2010 the Company recorded an impairment charge of $923,000 which represented the unamortized balance of this Goodwill.

Intangible Assets

Certain intangible assets determined to have indefinite lives are not amortized but are tested for impairment at least annually. Intangible assets with definite lives are amortized over their useful lives and are reviewed for impairment at least annually at the Company’s fiscal year end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

The Company’s acquisition of substantially all of the assets and certain liabilities of Marks included intangible assets with a fair value of $16,440,000 on the date of acquisition. The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The intangible assets are amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years. At the conclusion of the quarter ended June 30, 2011, the Company performed its annual impairment evaluation and determined that its intangible asset relating to its Marks trade name was partially impaired. Accordingly, in the quarter ended June 30, 2011 the Company recorded an impairment charge of $400,000 which represented the excess book value of this intangible asset over its current valuation.

Changes in intangible assets are as follows (in thousands):

	June 30, 2011			June 30, 2010
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$9,800	$(3,584)	$6,216	$9,800	$(2,479)	$7,321
Non-compete agreement	340	(140)	200	340	(91)	249
Trademark	5,900	--	5,900	6,300	-	6,300
	$16,040	$(3,724)	$12,316	$16,440	$(2,570)	$13,870

Amortization expense for intangible assets subject to amortization was approximately $1,154,000 and $1,339,000 for the years ended June 30, 2011 and 2010, respectively. Amortization expense for each of the next five years is estimated to be as follows: 2012 - $1,065,000; 2013 - $917,000; and 2014 - $781,000; 2015 - $667,000 and 2016 - $529,000. The weighted average amortization period for intangible assets was 16.7 years and 17.7 years at June 30, 2011 and 2010, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) there is a fixed and determinable price for the Company's product, (iii) shipment and passage of title occurs, and (iv) collectability is reasonably assured.  Revenues from merchandise sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of the sale.  The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and other allowances and the amount of reserves established for anticipated sales returns and other allowances.

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred.  Advertising expense for the fiscal years ended June 30, 2011 and 2010 was $792,000 and $681,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred.  Company-sponsored research and development costs of $4,392,000 and $4,922,000 were charged to expense for the fiscal years ended June 30, 2011 and 2010, respectively, and are included in "Cost of Sales" in the consolidated statements of operations.

Self-funded Employee Health Benefit Plan

Effective February 1, 2011, the Company converted its employee health benefit plan from a fully-insured plan to a self-insured plan. The Company made this change due, primarily, to significant increases in health insurance costs over the past few years. Under this arrangement, the Company engaged a plan administrator to process claims and purchased an insurance policy that covers claims over a certain aggregate amount over the plan year. The aggregate limit is based on the number of employees enrolled in the plan. As of June 30, 2011 the aggregate limit of claims to be self-insured was approximately $1,409,000. The Company records claims as they are paid and records an accrual for unpaid claims based upon the date of service or date incurred. The Company has accrued $150,000 at June 30, 2011 in connection with its self-insured liability.

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

Earnings Per Share

Basic net income (loss) per common share (Basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net income per common share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

	Net Income (Loss)		Weighted Average Shares		Net Income (Loss) per Share
	2011	2010	2011	2010	2011	2010
Basic EPS	$1,121	$(6,500)	19,096	19,096	$0.06	$(0.34)
Effect of Dilutive Securities:
Stock Options	--	--	80	--	--	--
Diluted EPS	$1,121	$(6,500)	19,176	19,096	$0.06	$(0.34)

Options to purchase 583,350 and 1,410,140 shares of common stock for the fiscal years ended June 30, 2011 and 2010, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company has established two share incentive programs as discussed in Note 8.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Stock-based compensation costs of $66,000 and $227,000 were recognized for fiscal years 2011 and 2010, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for fiscal year 2011 and $0.01 for fiscal year 2010.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates.  Income and expense items are translated at average exchange rates prevailing during the fiscal year.  The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the years ended June 30, 2011 and 2010.

Comprehensive Income (Loss)

For the fiscal years ended June 30, 2011 and 2010, the Company's operations did not give rise to material items includable in comprehensive income (loss), which were not already included in net income (loss).  Accordingly, the Company's comprehensive income (loss) approximates its net income (loss) for all periods presented.

Segment Reporting

The Company’s reportable operating segments are determined based on the Company's management approach.  The management approach is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment.  The Company has presented required geographical data in Note 11, and no additional segment data has been presented.

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements where the fair value is different than the book value of those financial instruments.  When the fair value approximates book value, no additional disclosure is made.  The Company uses quoted market prices whenever available to calculate these fair values.  When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.  At June 30, 2011 and 2010, management of the Company believes the carrying value of all financial instruments approximated fair value.

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers in net sales ($474,000 and $514,000 in fiscal years 2011 and 2010, respectively) and classifies the costs associated with these revenues in cost of sales ($1,023,000 and $1,010,000 in fiscal years 2011 and 2010, respectively).

Recently Issued Accounting Standards

In June 2011, the FASB amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements.  This guidance becomes effective for the Company’s fiscal 2013 first quarter.  The Company is currently evaluating the impact of adopting this guidance but believes that it may result only in changes in the presentation of its financial statements and will not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements.  This guidance becomes effective for the Company’s fiscal 2012 third quarter.  This guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows, but may require certain additional disclosures.

In December 2010, the FASB amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that goodwill impairment exists.  In determining whether it is more-likely-than-not that goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  This guidance becomes effective for the Company’s fiscal 2012 first quarter.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities.  The Company adopted the new guidance in its fiscal 2010 third quarter, except for certain detailed recurring Level 3 disclosures, which are effective for the Company’s fiscal 2012 first quarter.  The Company currently does not have any recurring Level 3 assets or liabilities.

NOTE 2 - Business and Credit Concentrations

The Company had one customer with an accounts receivable balance of 17% of the Company’s accounts receivable at June 30, 2011 and two customers with accounts receivable balances that aggregated 21% of the Company’s accounts receivable at June 30, 2010.  Sales to neither of these customers exceeded 10% of net sales in any of the past two fiscal years.

NOTE 3 - Inventories

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

Inventories, net of reserves consist of the following (in thousands):

	June 30,
	2011	2010
Component parts	$14,014	$15,275
Work-in-process	4,452	3,474
Finished product	5,721	5,333
	$24,187	$24,082
Classification of inventories, net of reserves:
Current	$19,986	$17,370
Non-current	4,201	6,712
	$24,187	$24,082

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2011	2010	Useful Life in Years
	(in thousands)
Land	$904	$907	--
Buildings	8,911	8,911	30 to 40
Molds and dies	6,636	6,606	3 to 5
Furniture and fixtures	2,287	2,309	5 to 10
Machinery and equipment	18,642	18,119	7 to 10
Leasehold improvements	372	372	Shorter of the lease term or life of asset
	37,752	37,221
Less: accumulated depreciation and amortization	30,011	29,115
	$7,741	$8,106

Depreciation and amortization expense on property, plant, and equipment was approximately $1,102,000 and $1,264,000 in fiscal 2011 and 2010, respectively.

NOTE 5 – Acquisition of Business

On August 18, 2008, the Company acquired substantially all of the assets and business of Marks for $25.2 million, the repayment of $1 million of bank debt and the assumption of current liabilities. As such, the operations of Marks have been included in the Company’s Statement of Operations commencing on August 18, 2008. The Marks business involves the manufacturing and distribution of door-locking devices. The Company completed this acquisition at a price in excess of the value of the net identifiable assets because it believes that the combination of the two companies offers the potential for manufacturing and operational synergies as the Company combines the Marks operations and production into its own door-locking operations and production structure. The Company funded the acquisition with a term loan from its lenders as described in Note 7.

The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets and the excess of the purchase price over the fair value of the acquired assets of $923,000 was assigned to Goodwill. The intangible assets, other than the Marks tradename, are being amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The weighted average amortization period of these assets is 19.6 years. The Marks trade name was deemed to have an indefinite life. At the conclusion of the quarter ended June 30, 2011, the Company performed its annual impairment evaluation and determined that its intangible asset relating to its Marks tradename, was partially impaired. Accordingly, in the quarter ended June 30, 2011 the Company recorded an impairment charge of $400,000 which represented the excess book value of this intangible asset over its current valuation. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years. In fiscal 2010, the goodwill was deemed to be impaired and the Company recorded an impairment charge of $923,000 which represented the book value of this goodwill.

NOTE 6 - Income Taxes

The Benefit for income taxes is comprised of the following (in thousands):

	For the Years Ended June 30,
	2011	2010
Current income taxes:
Federal	$(35)	$(950)
State	39	34
Foreign	3	5
	7	(911)
Deferred income tax benefit	(321)	(173)
Benefit for income taxes	$(314)	$(1,084)

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows (dollars in thousands):

	For the Years Ended June 30,
	2011		2010
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax at Federal statutory rate	$274	34.0%	$(2,579)	34.0%
Increases (decreases) in taxes resulting from:
Meals and entertainment	51	6.3%	46	(0.6)%
State income taxes, net of Federal income tax benefit	26	3.2%	22	(0.3)%
Foreign source income and taxes	102	12.7%	1,456	(19.2)%
Stock based compensation expense	16	2.0%	68	(0.9)%
Tax reserve reversal	(77)	(9.5)%	(64)	0.9%
R&D Credit refund	(708)	(87.8)%	--	0.0%
Other, net	2	0.2%	(33)	0.4%
Effective tax rate	$(314)	(38.9)%	$(1,084)	14.3%

Deferred tax assets and deferred tax liabilities at June 30, 2011 and 2010 are as follows (in thousands):

	Current Deferred Tax Assets (Liabilities)		Long-term Deferred Tax Assets (Liabilities)
	2011	2010	2011	2010
Accounts receivable	$19	$21	$--	$--
Inventories	288	167	380	272
Accrued Liabilities	221	260	35	32
Stock based compensation expense	--	--	137	128
Goodwill	--	--	2,077	2,113
R&D credit	--	--	163	--
Property, plant and equipment	--	--	(625)	(658)
Other	--	--	--	39
Other deferred tax liabilities	--	--	(84)	(84)
	528	448	2,083	1,842
Valuation allowance	--	--	--	--
Net deferred taxes	$528	$448	$2,083	$1,842

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. The fiscal 2007 and forward years are still open for examination.

During the year ended June 30, 2011, the company completed a research and development credit study.  The study included the years June 30, 2007 through June 30, 2011 to determine the amount of R&D credits to which the company is entitled.  The company filed amended tax returns for these years to establish the credits and generated an income tax benefit of $885,401.  Due to the nature of the credits, the company established a reserve under ASC 740-10 of $165,000.

During the year ending June 30, 2011 the Company increased its reserve for uncertain income tax positions by $88,000. As of June 30, 2011 the Company has a long-term accrued income tax liability of $165,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2011, the Company had accrued interest totaling $0 and $165,000 of unrecognized net tax benefits that, if recognized, would favorably affect the company’s effective income tax rate in any future period.

For the year ended June 30, 2011, the Company recognized net income tax expense of $88,000 ($116,000 liability reversal including interest, less the related $39,000 reversal of deferred tax asset, plus current year increase in liability of $165,000)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total
Balance of gross unrecognized tax benefits as of July 1, 2010	$93	$23	$116
Increase to unrecognized tax benefits as a result of R&D credits	165	--	165
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(93)	(23)	(116)
Balance of gross unrecognized tax benefits as of June 30, 2011	$165	$--	$165

Napco US plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings.  As of June 30, 2011, the Company had no undistributed earnings of foreign subsidiaries.

NOTE 7 - Long-Term Debt

As of June 30, 2011, long-term debt consisted of a revolving credit loan facility of $10,100,000 as well as a term loan with a remaining balance of $15,177,000, as described further below. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time.

Outstanding balances and interest rates as of June 30, 2011 and June 30, 2010 are as follows:

	June 30, 2011		June 30, 2010
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$8,600	4.82%	$11,100	7.25%
Term loan	15,177	4.82%	18,749	7.25%
Total debt	$23,777	4.82%	$29,849	7.25%

On October 28, 2010, the Company entered into a Second Amended and Restated Credit Agreement Dated as of October 28, 2010 among the Company, as the Borrower, Capital One, N.A., as a Lender and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Second Amended Agreement”).  The Second Amended Agreement amended and restated the previous term loan and revolving credit facility and provides for a term loan of $16,070,000 and a revolving credit facility of $11,100,000.  Prior to closing on October 28, 2010, $11,100,000 was outstanding under the existing revolving credit facility and $17,856,000 was outstanding under the existing term loan. The Second Amended Agreement provides for the same expiration dates and repayment schedule as stated above except for an accelerated payment of $1,786,000, which was paid at closing and represented the payments previously scheduled for December 31, 2010 and March 31, 2011 under the Term Loan. In addition, the Company repaid $1,000,000 of the Revolving Credit Facility at closing. The post-closing balance of the Term Loan on October 28, 2010 was $16,070,000 and the balance outstanding under the Revolving Credit Facility was $10,100,000. The Second Amended Agreement also provides for a LIBOR interest rate option of LIBOR plus 4.5% in addition to the existing prime option of prime plus 4.0% and financial covenants that better reflect the Company’s current financial condition. In addition, the Second Amended Agreement contains waivers for non-compliance with certain covenants in the previous facilities. The Company’s obligations under the Second Amended Agreement continue to be secured by the Company's headquarters in Amityville, New York, certain other assets and the common stock of the Company's wholly-owned subsidiaries.

NOTE 8 - Stock Options

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

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant.  At June 30, 2011, 1,471,480 stock options were granted, 364,520 stock options were available for grant, and 1,372,140 stock options were exercisable under this plan.

No options were granted during fiscal 2011 or 2010.

The following table reflects activity under the 2002 Plans for the fiscal years ended June 30,:

	2011		2010
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	1,380,140	$2.95	1,390,240	$2.95
Granted	--	--	--	--
Terminated	--	--	(10,100)	2.72
Exercised	--	--	--	--
Outstanding, end of year	1,380,140	$2.95	1,380,140	$2.95
Exercisable, end of year	1,372,140	$2.93	1,317,906	$2.85
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$1,097,191		$5,620
Total intrinsic value of options exercisable	$1,097,191		$5,620

No options were exercised during fiscal 2011 or 2010. Therefore, cash received from option exercises for fiscal years 2011 and 2010 was $0 and the actual tax benefit realized for the tax deductions from option exercises totaled $0 for both fiscal 2011 and 2010.

The following table summarizes information about stock options outstanding under the 2002 Plan at June 30, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2011	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at June 30, 2011	Weighted average exercise price
$0.72 - $ 4.00	1,014,390	2.1	1.89	1,014,390	1.89
$4.01 - $ 7.50	328,250	5.5	5.29	320,250	5.28
$7.51 - $11.16	37,500	4.7	11.16	37,500	11.16
	1,380,140	3.0	2.95	1,372,140	2.93

As of June 30, 2011, there was $8,000 of total unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. That cost is expected to be recognized over a weighted average period of 5 years. The total fair value of the options vested during fiscal 2011 under the 2002 Plan was $145,395.

In September 2000, the stockholders approved a 10 year extension of the already existing 1990 non-employee stock option plan (the 2000 Plan) to encourage non-employee directors and consultants of the Company to invest in the Company's stock. This plan expired in September 2010.  No further options may be granted under the 2000 Plan. The 2000 Plan provided for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 270,000 shares of the Company's common stock to be acquired by the holders of the stock options.  The 2000 Plan provided that the option price will not be less than 100% of the fair market value of the stock at the date of grant.  Outstanding options are exercisable at 20% per year and expire five years after the date of grant.  Compensation cost is recognized for the fair value of the options granted to non-employee directors and consultants as of the date of grant. $19,000 of compensation expense was recorded for stock options granted to directors under the 2000 Plan.

The following table reflects activity under the 2000 Plan for the fiscal years ended June,:

	2011		2010
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	30,000	$5.03	30,000	$5.03
Granted	--	--	--	--
Terminated	--	--	--	--
Exercised	--	--	--	--
Outstanding, end of year	30,000	$5.03	30,000	$5.03
Exercisable, end of year	30,000	$5.03	24,000	$5.03
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$0		$0
Total intrinsic value of options exercisable	$0		$0

As of June 30, 2011, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. The total fair value of the options vested during fiscal 2011 under the 2002 Plan was $18,960.

NOTE 9 - 401(k) Plan

The Company maintains two 401(k) plans (“the Napco Plan” and “the Marks Plan”) that cover all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The Napco Plan provided for matching contributions of 50% of the first 2% of employee contributions. During fiscal 2009 the Company amended this plan, eliminating the provision for mandatory matching contributions. There were no Company contributions to the plan for the years ended June 30, 2011 and 2010. The Marks Plan was adopted by the Company subsequent to the Marks acquisition in August 2008 and provides for discretionary matching contributions. Company contributions to this plan were $0 for fiscal 2011 and $28,000 for fiscal 2010.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, which do not extend beyond fiscal 2015.  Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending June 30,	Amount

2012	$45,000
2013	29,000
2014	8,000
2015	1,000
Total	$83,000

Rent expense, with the exception of the land lease referred to below, totaled approximately $71,000 and $153,000 for the fiscal years ended June 30, 2011 and 2010, respectively.

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

Employment Agreements

As of June 30, 2011, the Company was obligated under three employment agreements and one severance agreement.  Compensation under the agreements includes annual salaries approximating $886,000.  The employment agreements provide for annual bonuses based upon sales and profits, or a formula to be determined by the Board of Directors, and various severance payments as defined in each agreement.  The agreement with the Company’s Chief Executive Officer provides for a salary of $587,000, includes additional compensation of 25,000 stock options that vest 20% per year or upon a change in control, as defined, and a termination payment in an amount equal to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined.  The employment agreements expire at various times through August 2013.

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

The following represents selected consolidated geographical data for and as of the fiscal years ended June 30, 2011 and 2010:

	2011	2010
Sales to external customers (1)
Domestic	$66,793	$62,925
Foreign	4,599	4,832
Total Net Sales	$71,392	$67,757
Identifiable assets:
United States	$54,426	$54,896
Dominican Republic (2)	14,342	18,235
Other foreign countries	27	537
Total Identifiable assets	$68,795	$73,668

(1)
All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in theUnited States.  There were no sales into any one foreign country in excess of 10% of total net sales.

(2)
Consists primarily of inventories (2011 = $9,955,000; 2010 = $13,896,000) and fixed assets (2011 = $4,189,000; 2010 = $4,246,000) located at the Company's principal manufacturing facility in the Dominican Republic.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A:  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting.  Management is responsible for the preparation of Napco Security Technologies, Inc. (Napco Security Technologies) consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, Napco Security Technologies consolidated financial position and results of operations in conformity with generally accepted accounting principles.

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

Napco Security Technologies management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

This annual report does not include an attestation report of Holtz Rubinstein Reminick LLP, our registered public accounting firm regarding internal control over financial reporting.  Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected or is likely to materially affect our internal controls over financial reporting.

ITEM 9B:  OTHER INFORMATION

None

PART III

The information called for by Part III is hereby incorporated by reference from the information set forth under the headings "Election of Directors", "Corporate Governance and Board Matters", "Executive Compensation", "Beneficial Ownership of Common Stock" and "Principal Accountant Fees" in the Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a Code of Ethics which applies to our senior executive and financial officers, among others. The Code is posted on our website, www.napcosecurity.com under the “Investors - Other” captions. We intend to make all required disclosures regarding any amendment to, or waiver of, a provision of the Code of Ethics for senior executive and financial officers by posting such information on our website.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

Page

Report of Independent Registered Public Accounting Firm	FS-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2011 and 2010	FS-2

Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2011 and 2010	FS-4

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended June 30, 2011 and 2010	FS-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2011 and 2010	FS-6

Notes to Consolidated Financial Statements, June 30, 2011	FS-7 to FS-18

(a)3 and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K for the fiscal year ended June 30, 2006
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K for the fiscal year ended June, 30 2006
Ex-3.(iii)	Amended and Restated By-Laws	Exhibit 3.(ii) to Report on Form 10-K for the fiscal year ended June 30, 2010
Ex 4.01	Second Amended and Restated Credit Agreement dated October 28, 2010	Exhibit 4.01 to Report on Form 8-K dated October 28, 2010
Ex 4.02	Negative Pledge Agreement	Exhibit 4.02 to Report on Form 8-K dated October 28, 2010
Ex 4.03	Amended and Restated Pledge Agreement	Exhibit 4.03 to Report on Form 8-K dated October 28, 2010
Ex 4.04	Amended and Restated Continuing General Security Agreement	Exhibit 4.04 to Report on Form 8-K dated October 28, 2010
Ex 4.05	Amended and Restated Unlimited Guarantee	Exhibit 4.05 to Report on Form 8-K dated October 28, 2010
Ex 4.06	Amended and Restated Continuing General Security Agreement	Exhibit 4.06 to Report on Form 8-K dated October 28, 2010
Ex 4.07	Amended and Restated Continuing General Security Agreement	Exhibit 4.07 to Report on Form 8-K dated October 28, 2010
Ex 4.08	Amended and Restated Continuing General Security Agreement	Exhibit 4.08 to Report on Form 8-K dated October 28, 2010
Ex 4.09	Amended and Restated Revolving Credit Note	Exhibit 4.09 to Report on Form 8-K dated October 28, 2010
Ex 4.10	Amended and Restated Term Loan Note	Exhibit 4.10 to Report on Form 8-K dated October 28, 2010
Ex 4.11	Amended and Restated Revolving Credit Note	Exhibit 4.11 to Report on Form 8-K dated October 28, 2010

Ex 4.12	Amended and Restated Swing Line Note	Exhibit 4.12 to Report on Form 8-K dated October 28, 2010
Ex 4.13	Amended and Restated Term Loan Note	Exhibit 4.13 to Report on Form 8-K dated October 28, 2010
*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K for the fiscal year ended June 30, 2008
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K for fiscal year ended June 30, 2010
*Ex-10.M	Indemnification Agreement dated August 9, 1999	Exhibit 10-M to Report on Form 10-K for the fiscal year ended June 30, 2005
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K for the fiscal year ended June 30, 2010
Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Auditors	E-19
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22
Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 23, 2011

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By: /s/RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/RICHARD SOLOWAY	Chairman of the Board of Directors,	September 23, 2011
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/KEVIN S. BUCHEL	Senior Vice President of Operations	September 23, 2011
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/PAUL STEPHEN BEEBER	Director	September 23, 2011
Paul Stephen Beeber

/s/RANDY B. BLAUSTEIN	Director	September 23, 2011
Randy B. Blaustein

/s/ARNOLD BLUMENTHAL	Director	September 23, 2011
Arnold Blumenthal

/s/DONNA SOLOWAY	Director	September 23, 2011
Donna Soloway

/s/ANDREW J. WILDER	Director	September 23, 2011
Andrew J. Wilder