Form 10-Q
period 2011-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2011-11-09
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

(631) 842-9400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year if
changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    November 9, 2011

COMMON STOCK, $.01 PAR VALUE PER SHARE                 19,095,713

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2011		June 30, 2011
	(unaudited)		(audited)
	(In thousands except share data)
CURRENT ASSETS
Cash and cash equivalents	$2,972		$3,077
Accounts receivable, net of reserves	15,178		17,640
Inventories	22,096		19,986
Prepaid expenses and other current assets	676		950
Income tax receivable	368		0
Deferred income taxes	544		528
Total Current Assets	41,834		42,181
Inventories - non-current, net	4,155		4,201
Deferred income taxes	2,031		2,083
Property, plant and equipment, net	7,519		7,741
Intangible assets, net	12,050		12,316
Other assets	288		273
TOTAL ASSETS	$67,877		$68,795
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$12,172	*	$3,572
Accounts payable	5,892		4,649
Accrued expenses	2,118		2,553
Income tax payable	0		437
Accrued salaries and wages	1,537		1,785
Total Current Liabilities	21,719		12,996
Long-term debt, net of current maturities	10,712		20,205
Accrued income taxes	177		165
Total Liabilities	32,608		33,366
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,095,713 shares issued; 19,095,713 shares outstanding	201		201
Additional paid-in capital	14,079		14,072
Retained earnings	26,604		26,771
	40,884		41,044
Less: Treasury Stock, at cost (1,000,000 shares)	(5,615)		(5,615)
TOTAL STOCKHOLDERS' EQUITY	35,269		35,429
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,877		$68,795

See accompanying notes to consolidated financial statements.

* Our existing revolving line of credit expires in August 2012. Accordingly, we have classified its balance as a current liability as of September 30, 2011. We plan to refinance or extend this line prior to its expiration date.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,
	2011	2010
	(In thousands, except share and per share data)

Net sales	$16,203	$15,327
Cost of sales	12,047	11,904
Gross Profit	4,156	3,423
Selling, general, and administrative expenses	4,298	4,140
Operating Loss	(142)	(717)
Other expense:
Interest expense, net	304	594
Other, net	14	14
	318	608
Loss before Benefit for Income Taxes	(460)	(1,325)
Benefit for income taxes	293	191
Net Loss	$(167)	$(1,134)
Loss per share:
Basic	$(0.01)	$(0.06)
Diluted	$(0.01)	$(0.06)
Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,096,000	19,096,000
See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended September 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(167)	$(1,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	536	561
Deferred income taxes	36	118
Stock based compensation expense	7	23
Changes in operating assets and liabilities:
Accounts receivable	2,462	3,083
Inventories	(2,064)	(1,078)
Prepaid expenses and other current assets	274	(13)
Income tax receivable	(368)	(317)
Other assets	(29)	(83)
Accounts payable and accrued expenses	135	(986)
Net Cash Provided by Operating Activities	822	174
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(34)	(92)
Net Cash Used in Investing Activities	(34)	(92)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(893)	(893)
Net Cash Used in Financing Activities	(893)	(893)
Net Decrease in Cash and Cash Equivalents	(105)	(811)
CASH AND CASH EQUIVALENTS - Beginning	3,077	5,522
CASH AND CASH EQUIVALENTS - Ending	$2,972	$4,711
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$290	$558
Income taxes paid	$464	$5
See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.)    Summary of Significant Accounting Policies and Other Disclosures

The accompanying Condensed Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.   The results of operations for the period ended September 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2011 Consolidated Financial Statements. In addition, the Condensed Consolidated Balance Sheet as of June 30, 2011 was derived from the audited financial statements but does not include all disclosures required by Generally Accepted Accounting Principles (“GAAP”).

The Condensed Consolidated Financial Statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with revenue recognition, reserves for sales returns and allowances, concentration of credit risk, inventories, intangible assets and income taxes. Actual results could differ from those estimates.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended September 30, 2011 and 2010 was $251,000 and $90,000, respectively. The increase for the three months is due to the timing of a tradeshow that occurred in September 2011. Last year, the same tradeshow occurred in the quarter ended December 31, 2010.

Research and Development Costs

Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of operations and are expensed as incurred. Research and development expense for the three months ended September 30, 2011 and 2010 was $1,031,000 and $1,268,000, respectively.

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had one customer with an accounts receivable balance that represents 22% of the Company’s accounts receivable at September 30, 2011 and 17% at June 30, 2011.  Sales to this customer did not exceed 10% of net sales in any of the past three fiscal years.

Allowance for Doubtful Accounts

In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $255,000 as of both September 30, 2011 and June 30, 2011. The Company’s reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Stock Options

During the three months ended September 30, 2011 no stock options were granted or exercised under its 2002 Employee Incentive Stock Option Plan or under its 2000 Non-employee Incentive Stock Option Plan.

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

On August 18, 2008, the Company, through a newly-formed subsidiary, Marks USA I, LLC (“Marks”), acquired substantially all of the assets and business of G. Marks Hardware, Inc. This acquisition included intangible assets with a fair value of $16,440,000 on the date of acquisition. The Company recorded the estimated value of $9,800,000 related to the customer relationships, $340,000 related to a non-compete agreement and $6,300,000 related to the Marks trade name within intangible assets. The intangible assets are amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal and New York State income tax purposes over a period of 15 years. At the conclusion of the quarter ended June 30, 2011, the Company performed its annual impairment evaluation and determined that its intangible asset relating to its Marks trade name was partially impaired. Accordingly, in the quarter ended June 30, 2011 the Company recorded an impairment charge of $400,000 which represented the excess book value of this intangible asset over its current valuation.

Changes in intangible assets are as follows (in thousands):

	September 30, 2011			June 30, 2011
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$9,800	$(3,838)	$5,962	$9,800	$(3,584)	$6,216
Non-compete agreement	340	(152)	188	340	(140)	200
Trademark	5,900	0	5,900	5,900	0	5,900
	$16,040	$(3,990)	$12,050	$16,040	$(3,724)	$12,316

Amortization expense for intangible assets subject to amortization was approximately $266,000 and $288,000 for the three months ended September 30, 2011 and 2010, respectively. Amortization expense for each of the next five years is estimated to be as follows: 2012 - $1,065,000; 2013 - $917,000; and 2014 - $781,000; 2015 - $667,000 and 2016 - $529,000. The weighted average amortization period for intangible assets was 16.5 years and 16.7 years at September 30, 2011 and June 30, 2011, respectively.

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

Self-funded Employee Health Benefit Plan

Effective February 1, 2011, the Company converted its employee health benefit plan from a fully-insured plan to a self-insured plan. The Company made this change due, primarily, to significant increases in health insurance costs over the past few years. Under this arrangement, the Company engaged a plan administrator to process claims and purchased an insurance policy that covers claims over a certain aggregate amount over the plan year. The aggregate limit is based on the number of employees enrolled in the plan. As of September 30, 2011 and June 30, 2011, the aggregate limit of claims to be self-insured was approximately $1,356,000 and $1,409,000, respectively. The Company records claims as they are paid and records an accrual for unpaid claims based upon the date of service or date incurred. In connection with this self-insured liability, the Company has accrued $259,000 and $150,000 as of September 30, 2011 and June 30, 2011, respectively.

Recent Accounting Pronouncements

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

In May 2011, the FASB amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements.  This guidance became effective for the Company’s fiscal 2012 third quarter.  This guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2010, the FASB amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that goodwill impairment exists.  In determining whether it is more-likely-than-not that goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  This guidance became effective for the Company’s fiscal 2012 first quarter.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

2.)   Stock-based Compensation

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

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant.  At September 30, 2011, 1,471,480 stock options were granted, 364,520 stock options were available for grant, and 1,372,140 stock options were exercisable under this plan. As of September 30, 2011, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. The total fair value of the options vested during the three months ended September 30, 2011 under the 2002 Plan was $407,000.

No options were granted during the three months ended September 30, 2011.

The following table reflects activity under the 2002 Plans for the three months ended September 30, 2011:

	Options	Weighted average exercise price
Outstanding, July 1, 2011	1,380,140	$2.95
Granted	0	0
Terminated	0	0
Exercised	0	0
Outstanding, September 30, 2011	1,380,140	$2.95
Exercisable, September 30, 2011	1,372,140	$2.93
Weighted average fair value at grant date of options granted	n/a
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$407,000
Total intrinsic value of options exercisable	$407,000

In September 2000, the stockholders approved a 10 year extension of the already existing 1990 non-employee stock option plan (the 2000 Plan) to encourage non-employee directors and consultants of the Company to invest in the Company's stock. This plan expired in September 2010.  No further options may be granted under the 2000 Plan. The 2000 Plan provided for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 270,000 shares of the Company's common stock to be acquired by the holders of the stock options.  The 2000 Plan provided that the option price will not be less than 100% of the fair market value of the stock at the date of grant.  Outstanding options are exercisable at 20% per year and expire five years after the date of grant.  Compensation cost was recognized for the fair value of the options granted to non-employee directors and consultants as of the date of grant. As of September 30, 2011, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. The total fair value of the options vested during the three months ended September 30, 2011 under the 2000 Plan was $0.

The following table reflects activity under the 2000 Plan for the three months ended September 30, 2011:

	Options	Weighted average exercise price
Outstanding, beginning of year	30,000	$5.03
Granted	0	0
Terminated	0	0
Exercised	0	0
Outstanding, end of year	30,000	$5.03
Exercisable, end of year	30,000	$5.03
Weighted average fair value at grant date of options granted	n/a
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$0
Total intrinsic value of options exercisable	$0

3.)   Inventories, net

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or market. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories. As of September 30, 2011 and June 30, 2011, the balance in this reserve amounted to $2,534,000. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Inventories, net of reserves consist of the following (in thousands):

	September 30, 2011	June 30, 2011
Component parts	$15,210	$14,014
Work-in-process	4,832	4,452
Finished product	6,209	5,721
	$26,251	$24,187

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

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

	Three months ended September 30, 2011
	Net loss (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net loss, as reported	$(167)	19,096	$(0.01)
Effect of dilutive securities
Employee Stock Options	0	0	0
Diluted EPS
Net loss, as reported and assumed option exercises	$(167)	19,096	$(0.01)

1,410,140 options to purchase shares of common stock in the three months ended September 30, 2011 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

	Three months ended September 30, 2010
	Net loss (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net loss, as reported	$(1,134)	19,096	$(0.06)
Effect of dilutive securities
Employee Stock Options	0	0	0
Diluted EPS
Net loss, as reported and assumed option exercises	$(1,134)	19,193	$(0.06)

1,410,140 options to purchase shares of common stock in the three months ended September 30, 2010 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

5.)    Long Term Debt

As of September 30, 2011 and June 30, 2011, long-term debt consisted of a revolving credit loan facility of $11,100,000 as well as a term loan with a remaining balance of $14,284,000 and $15,177,000, respectively, as described further below. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time. The Company intends to refinance or extend the revolving line of credit prior to the expiration date. However, the revolving credit loan has been classified as a current liability until such time that the Company might renew or extend the facility because the expiration date currently falls within one year of the balance sheet date of September 30, 2011.

Outstanding balances and interest rates as of September 30, 2011 and June 30, 2011 are as follows:

	September 30, 2011		June 30, 2011
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$8,600	4.76%	$8,600	4.82%
Term loan	14,284	4.77%	15,177	4.82%
Total debt	$22,884	4.77%	$23,777	4.82%

On October 28, 2010, the Company entered into a Second Amended and Restated Credit Agreement Dated as of October 28, 2010 among the Company, as the Borrower, Capital One, N.A., as a Lender and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Second Amended Agreement”).  The Second Amended Agreement amended and restated the previous term loan and revolving credit facility and provides for a term loan of $16,070,000 and a revolving credit facility of $11,100,000.  The Second Amended Agreement also provides for a LIBOR interest rate option of LIBOR plus 4.5% in addition to the existing prime option of prime plus 4.0%. The Company’s obligations under the Second Amended Agreement continue to be secured by the Company's headquarters in Amityville, New York, certain other assets and the common stock of the Company's wholly-owned subsidiaries.

6.)    Geographical Data

The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use.  Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with a major concentration in the United States.

The following represents selected consolidated geographical data for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months ended September 30,
	2011	2010
Sales to external customers(1):
Domestic	$15,329	$14,260
Foreign	874	1,067
Total Net Sales	$16,203	$15,327

	As of
	September 30, 2011	June 30, 2011
Identifiable assets:
United States	$51,374	$54,426
Dominican Republic (2)	16,503	14,342
Other foreign countries	0	27
Total Identifiable Assets	$67,877	$68,795

(1) All of the Company’s sales occur in the United States and are shipped primarily from the Company’s facilities in the United States.  There were no sales into any one foreign country in excess of 10% of Net Sales.
(2) Consists primarily of inventories ($12,327,000 and $9,995,000) and fixed assets ($4,071,000 and $4,189,000) located at the Company's principal manufacturing facility in the Dominican Republic as of September 30, 2011 and June 30, 2011, respectively.

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2011 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2007 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the three months ended September 30, 2011 the Company increased its reserve for uncertain income tax positions by $12,000. As a result, as of September 30, 2011 and June 30, 2011 the Company has a long-term accrued income tax liability of $177,000 and $165,000, respectively.

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 5% and 7% of our revenues for the three months ended September 30, 2011 and 2010, respectively.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 7-8% of revenues to research and development (R&D) on an annual basis. The Company does not expect products resulting from our R&D investments in fiscal 2012 to contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

Since October 2008, the U.S. and international economies have experienced a significant downturn and continue to be very volatile. In the event that the downturn in the U.S. or international financial markets continues at these levels or worsens, our revenue, profit and cash flow levels could be materially adversely affected in future periods. This could affect our ability to maintain adequate financing. If the current worldwide economic downturn continues at these levels or worsens, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the current downturn and market instability makes it difficult for us to forecast our revenues.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 6% and 7% for the three months ended September 30, 2011 and 2010, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had one customer with an accounts receivable balance of 22% of the Company’s accounts receivable at September 30, 2011 and 17% of the Company’s accounts receivable at June 30, 2011.  Sales to this customers did not exceed 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $255,000 as of September 30, 2011 and June 30, 2011. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand.  There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage.   As of September 30, 2011 and June 30, 2011, the balance in this reserve amounted to $2,534,000.  In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2011, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2007 to present.

Self-funded Employee Health Benefit Plan

Effective February 1, 2011, the Company converted its employee health benefit plan from a fully-insured plan to a self-insured plan. The Company made this change due, primarily, to significant increases in health insurance costs over the past few years. Under this arrangement, the Company engaged a plan administrator to process claims and purchased an insurance policy that covers claims over a certain aggregate amount over the plan year. The aggregate limit is based on the number of employees enrolled in the plan. As of September 30, 2011 and June 30, 2011, the aggregate limit of claims to be self-insured was approximately $1,356,000 and $1,409,000, respectively. The Company records claims as they are paid and records an accrual for unpaid claims based upon the date of service or date incurred. In connection with this self-insured liability, the Company has accrued $259,000 and $150,000 as of September 30, 2011 and June 30, 2011, respectively.

Results of Operations

	Three months ended September 30, (dollars in thousands)
	2011	2010	% Increase/ (decrease)
Net sales	$16,203	$15,327	5.7%
Gross profit	4,156	3,423	21.4%
Gross profit as a % of net sales	25.6%	22.3%	14.8%
Selling, general and administrative	4,298	4,140	3.8%
Selling, general and administrative as a percentage of net sales	26.5%	27.0%	(1.9)%
Operating loss	(142)	(717)	(80.2)%
Interest expense, net	304	594	(48.8)%
Other expense (income)	14	14	0.0%
Benefit for income taxes	(293)	(191)	53.4%
Net loss	$(167)	$(1,134)	(85.3)%

Sales for the three months ended September 30, 2011 increased by 5.7% to $16,203,000 as compared to $15,327,000 for the same period a year ago. The increase in sales for the three months was primarily due to increased sales in the Company’s intrusion products ($917,000) and access control products ($217,000) as partially offset by a decrease in door-locking products ($258,000).

Gross profit for the three months ended September 30, 2011 increased to $4,156,000 or 25.6% of sales as compared to $3,423,000 or 22.3% of sales for the same period a year ago. The increase in Gross profit in dollars and as a percentage of sales for the three months was primarily due to the increases in sales described above as well as the Company keeping overhead costs relatively constant.

Selling, general and administrative expenses for the three months ended September 30, 2011 increased by $158,000 to $4,298,000, or 26.5% of sales, as compared to $4,140,000, or 27.0% of sales a year ago. The increase in Selling, general and administrative expenses for the three months was due primarily to a tradeshow that occurred in the quarter ended September 30, 2011. In the prior fiscal year, this tradeshow occurred in the quarter ended December 31, 2010.

Interest expense, net for the three months ended September 30, 2011 decreased by $290,000 to $304,000 as compared to $594,000 for the same period a year ago. The decrease in interest expense for the three months ended September 30, 2011 resulted from lower interest rates charged by the Company’s banks as well as lower outstanding debt in the current period.

The Company’s benefit for income taxes for the three months ended September 30, 2011 increased by $102,000 to a benefit of $293,000 as compared to a benefit of $191,000 for the same period a year ago. The changes in the benefit for income taxes were caused by the change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the loss being generated by non-taxable foreign operations in the quarter ended September 30, 2011 as compared to the same period a year ago. As a result, the Company’s effective rate for income tax was 64% for the three months ended September 30, 2011 as compared to 14% for the same period a year ago.

Net loss decreased by $967,000 to $(167,000) or $(0.01) per diluted share for the three months ended September 30, 2011 as compared to $(1,134,000) or $(0.06) per diluted share for the same period a year ago. The change for the three months ended September 30, 2011 was primarily due to the items as described above.                   .

Liquidity and Capital Resources

During the three months ended September 30, 2011 the Company utilized all of its cash from operations ($822,000) and a portion of its cash on hand at June 30, 2011 ($105,000 of $3,077,000) to repay outstanding debt ($893,000) and purchase property, plant and equipment ($34,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement, which the Company anticipates renewing before its expiration in August 2012, will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at September 30, 2011 decreased $2,462,000 to $15,178,000 as compared to $17,640,000 at June 30, 2011.  This decrease is primarily the result of the lower sales volume during the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011, which is typically the Company’s highest.

Inventories at September 30, 2011 increased by $2,064,000 to $26,251,000 as compared to $24,187,000 at June 30, 2011. The increase in inventory is primarily the result of the Company level-loading its production facility in anticipation of the Company’s historical sales cycle where more sales occur in the latter quarters relative to the earlier quarters.

As of September 30, 2011, long-term debt consisted of a revolving credit loan facility of $11,100,000, of which $8,600,000 was outstanding as of September 30, 2011, as well as a term loan with a remaining balance of $14,284,000, as described further below. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time. The Company intends to refinance or extend the revolving line of credit prior to the expiration date. However, the revolving credit loan has been classified as a current liability until such time that the Company might renew or extend the facility because the expiration date currently falls within one year of the balance sheet date of September 30, 2011.

On October 28, 2010, the Company entered into a Second Amended and Restated Credit Agreement Dated as of October 28, 2010 among the Company, as the Borrower, Capital One, N.A., as a Lender and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Second Amended Agreement”).  The Second Amended Agreement amended and restated the previous term loan and revolving credit facility and provides for a term loan of $16,070,000 and a revolving credit facility of $11,100,000.  The Second Amended Agreement also provides for a LIBOR interest rate option of LIBOR plus 4.5% in addition to the existing prime option of prime plus 4.0%. The Company’s obligations under the Second Amended Agreement continue to be secured by the Company's headquarters in Amityville, New York, certain other assets and the common stock of the Company's wholly-owned subsidiaries.

As of September 30, 2011 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At September 30, 2011, an aggregate principal amount of approximately $22,884,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 4.77%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $229,000 in interest that year.

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual decrease in income from operations of approximately $600,000.

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

At the conclusion of the period ended September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2011.

During the first quarter of fiscal 2012, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2011 during the three months ended September 30, 2011.

Item 6.	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2011

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)