Form 10-Q
period 2011-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2012-02-13
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2011
OR
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐                                            No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    February 10, 2012

COMMON STOCK, $.01 PAR VALUE PER SHARE                         19,095,713

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

Page

PART I: FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
	INDEX – DECEMBER 31, 2011

	Condensed Consolidated Balance Sheets December 31, 2011 and
	June 30, 2011	3

	Condensed Consolidated Statements of Income for the Three
	Months ended December 31, 2011 and 2010	4

	Condensed Consolidated Statements of Operations for the Six
	Months ended December 31, 2011 and 2010	5

	Condensed Consolidated Statements of Cash Flows for the Six
	Months ended December 31, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4.	Controls and Procedures	18

PART II: OTHER INFORMATION		19

SIGNATURE PAGE		20

PART I:                   FINANCIAL INFORMATION
Item 1.    Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2011		June 30, 2011
	(unaudited)		(audited)
	(In thousands except share data)

CURRENT ASSETS
Cash and cash equivalents	$2,254		$3,077
Accounts receivable, net of reserves	14,410		17,640
Inventories	21,085		19,986
Prepaid expenses and other current assets	761		950
Income tax receivable	78		--
Deferred income taxes	543		528
Total Current Assets	39,131		42,181
Inventories - non-current, net	4,528		4,201
Deferred income taxes	1,992		2,083
Property, plant and equipment, net	7,432		7,741
Intangible assets, net	11,783		12,316
Other assets	292		273
TOTAL ASSETS	$65,158		$68,795
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$12,172	*	$3,572
Accounts payable	4,400		4,649
Accrued expenses	1,731		2,553
Income tax payable	--		437
Accrued salaries and wages	1,337		1,785
Total Current Liabilities	19,640		12,996
Long-term debt, net of current maturities	9,819		20,205
Accrued income taxes	120		165
Total Liabilities	29,579		33,366
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,095,713 shares issued; 19,095,713 shares outstanding	201		201
Additional paid-in capital	14,080		14,072
Retained earnings	26,913		26,771
	41,194		41,044
Less: Treasury Stock, at cost (1,000,000 shares)	(5,615)		(5,615)
TOTAL STOCKHOLDERS' EQUITY	35,579		35,429
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,158		$68,795

See accompanying notes to condensed consolidated financial statements.

* Our existing revolving line of credit expires in August 2012. Accordingly, we have classified its balance as a current liability as of December 31, 2011. We plan to refinance or extend this line prior to its expiration date.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended December 31,
	2011	2010
	(In thousands, except share and per share data)

Net sales	$17,617	$17,608
Cost of sales	12,722	12,918
Gross Profit	4,895	4,690
Selling, general, and administrative expenses	4,000	4,159
Operating Income	895	531
Other expense:
Interest expense, net	298	411
Other, net	13	14
	311	425
Income before Provision (Benefit) for Income Taxes	584	106
Provision (Benefit) for income taxes	275	(51)
Net Income	$309	$157
Earnings per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,256,000	19,096,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Six months ended December 31,
	2011	2010
	(In thousands, except share and per share data)

Net sales	$33,820	$32,935
Cost of sales	24,769	24,822
Gross Profit	9,051	8,113
Selling, general, and administrative expenses	8,298	8,299
Operating Income (Loss)	753	(186)
Other expense:
Interest expense, net	602	1,005
Other, net	27	28
	629	1,033
Income (Loss) before Provision (Benefit) for Income Taxes	124	(1,219)
Provision (Benefit) for income taxes	(18)	(242)
Net Income (Loss)	$142	$(977)
Earnings (Loss) per share:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)
Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,176,000	19,096,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended December 31,
	2011	2010
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$142	$(977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,080	1,128
Provision for doubtful accounts	(5)	(65)
Deferred income taxes	76	170
Stock based compensation expense	8	38
Changes in operating assets and liabilities:
Accounts receivable	3,235	4,069
Inventories	(1,426)	(431)
Prepaid expenses and other current assets	189	172
Income tax receivable	(78)	(423)
Other assets	(46)	5
Accounts payable and accrued expenses	(2,001)	(2,470)
Net Cash Provided by Operating Activities	1,174	1,216
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(211)	(282)
Net Cash Used in Investing Activities	(211)	(282)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,786)	(3,679)
Net Cash Used in Financing Activities	(1,786)	(3,679)
Net Decrease in Cash and Cash Equivalents	(823)	(2,745)
CASH AND CASH EQUIVALENTS - Beginning	3,077	5,522
CASH AND CASH EQUIVALENTS - Ending	$2,254	$2,777
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$750	$942
Income taxes paid	$467	$5

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.)    Summary of Significant Accounting Policies and Other Disclosures

The accompanying Condensed Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.   The results of operations for the periods ended December 31, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with, among other things, revenue recognition, reserves for sales returns and allowances, allowance for doubtful accounts, concentration of credit risk, inventories, intangible assets and income taxes. Actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $250,000 and $255,000 as of December 31, 2011 and June 30, 2011, respectively. The Company’s reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had one customer with an accounts receivable balance that represents 16% of the Company’s accounts receivable at December 31, 2011 and 17% at June 30, 2011.  Sales to this customer did not exceed 10% of net sales in any of the past three fiscal years.

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

Changes in intangible assets are as follows (in thousands):

	December 31, 2011			June 30, 2011
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$9,800	$(4,093)	$5,707	$9,800	$(3,584)	$6,216
Non-compete agreement	340	(164)	176	340	(140)	200
Trademark	5,900	--	5,900	5,900	--	5,900
	$16,040	$(4,257)	$11,783	$16,040	$(3,724)	$12,316

Amortization expense for intangible assets subject to amortization was approximately $266,000 and $288,000 for the three months ended December 31, 2011 and 2010, respectively. Amortization expense for intangible assets subject to amortization was approximately $533,000 and $577,000 for the six months ended December 31, 2011 and 2010, respectively. Amortization expense for each of the next five years is estimated to be as follows: 2012 - $1,065,000; 2013 - $917,000; and 2014 - $781,000; 2015 - $667,000 and 2016 - $529,000. The weighted average amortization period for intangible assets was 16.2 years and 16.7 years at December 31, 2011 and June 30, 2011, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended December 31, 2011 and 2010 was $232,000 and $270,000, respectively. Advertising expense for the six months ended December 31, 2011 and 2010 was $483,000 and $361,000, respectively. The decrease for the three months ended December 31, 2011 is due to the timing of a tradeshow that occurred in September 2011 as partially offset by increased spending on this tradeshow in the current fiscal year as well as on media and printed advertising. Last year, the same tradeshow occurred in the quarter ended December 31, 2010. The increase for the six months ended December 31, 2011 is due to increased spending on tradeshows and media and printed advertising.

Research and Development Costs

Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of operations and are expensed as incurred. Research and development expense for the three months ended December 31, 2011 and 2010 was $1,009,000 and $1,218,000, respectively. Research and development expense for the six months ended December 31, 2011 and 2010 was $2,040,000 and $2,485,000, respectively.

Stock Options

During the three and six months ended December 31, 2011 no stock options were granted or exercised under its 2002 Employee Incentive Stock Option Plan or under its 2000 Non-employee Incentive Stock Option Plan.

Self-funded Employee Health Benefit Plan

Effective February 1, 2011, the Company converted its employee health benefit plan from a fully-insured plan to a self-insured plan. The Company made this change due, primarily, to significant increases in health insurance costs over the past few years. Under this arrangement, the Company engaged a plan administrator to process claims and purchased an insurance policy that covers claims over a certain aggregate amount over the plan year. The aggregate limit is based on the number of employees enrolled in the plan. As of December 31, 2011 and June 30, 2011, the aggregate limit of claims to be self-insured was approximately $1,374,000 and $1,409,000, respectively. The Company records claims as they are paid and records an accrual for unpaid claims based upon the date of service or date incurred. In connection with this self-insured liability, the Company has accrued $227,000 and $150,000 as of December 31, 2011 and June 30, 2011, respectively.

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

In May 2011, the FASB amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements.  This guidance becomes effective for the Company’s fiscal 2012 third quarter.  This guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows, but may require additional disclosures.

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

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant.  At December 31, 2011, 1,471,480 stock options were granted, 364,520 stock options were available for grant, and 1,372,140 stock options were exercisable under this plan. As of December 31, 2011, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. The total fair value of the options vesting during both the three and six months ended December 31, 2011 under the 2002 Plan was $29,000. No options were granted during the three or six months ended December 31, 2011.

The following table reflects activity under the 2002 Plans for the six months ended December 31, 2011:

	Options	Weighted average exercise price
Outstanding, July 1, 2011	1,380,140	$2.95
Granted	--	--
Terminated	--	--
Exercised	--	--
Outstanding, December 31, 2011	1,380,140	$2.95
Exercisable, December 31, 2011	1,380,140	$2.95
Weighted average fair value at grant date of options granted	n/a
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$600,000
Total intrinsic value of options exercisable	$600,000

In September 2000, the stockholders approved a 10 year extension of the already existing 1990 non-employee stock option plan (the 2000 Plan) to encourage non-employee directors and consultants of the Company to invest in the Company's stock. This plan expired in September 2010.  No further options may be granted under the 2000 Plan. The 2000 Plan provided for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 270,000 shares of the Company's common stock to be acquired by the holders of the stock options.  The 2000 Plan provided that the option price will not be less than 100% of the fair market value of the stock at the date of grant.  Outstanding options are exercisable at 20% per year and expire five years after the date of grant.  Compensation cost was recognized for the fair value of the options granted to non-employee directors and consultants as of the date of grant. As of December 31, 2011, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. The total fair value of the options vesting during the three and six months ended December 31, 2011 under the 2000 Plan was $0.

The following table reflects activity under the 2000 Plan for the six months ended December 31, 2011:

	Options	Weighted average exercise price
Outstanding, July 1, 2011	30,000	$5.03
Granted	--	--
Terminated	--	--
Exercised	--	--
Outstanding, December 31, 2011	30,000	$5.03
Exercisable, December 31, 2011	30,000	$5.03
Weighted average fair value at grant date of options granted	n/a
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$--
Total intrinsic value of options exercisable	$--

3.)    Inventories, net

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or market. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories. As of December 31, 2011 and June 30, 2011, the balance in this reserve amounted to $2,534,000. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Inventories, net of reserves consist of the following (in thousands):

	December 31, 2011	June 30, 2011
Component parts	$14,856	$14,014
Work-in-process	4,719	4,452
Finished product	6,038	5,721
	$25,613	$24,187

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

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

	Three months ended December 31, 2011
	Net income (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net income, as reported	$309	19,096	$0.02
Effect of dilutive securities
Employee Stock Options	--	160	--
Diluted EPS
Net loss, as reported and assumed option exercises	$309	19,256	$0.02

1,250,280 options to purchase shares of common stock in the three months ended December 31, 2011 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

	Three months ended December 31, 2010
	Net income (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net income, as reported	$157	19,096	$0.01
Effect of dilutive securities
Employee Stock Options	--	--	--
Diluted EPS
Net income, as reported and assumed option exercises	$157	19,096	$0.01

1,410,140 options to purchase shares of common stock in the three months ended December 31, 2010 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

	Six months ended December 31, 2011
	Net income (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net income, as reported	$142	19,096	$0.01
Effect of dilutive securities
Employee Stock Options	--	80	--
Diluted EPS
Net income, as reported and assumed option exercises	$142	19,176	$0.01

1,330,210 options to purchase shares of common stock in the six months ended December 31, 2011 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

	Six months ended December 31, 2010
	Net loss (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net loss, as reported	$(977)	19,096	$(0.05)
Effect of dilutive securities
Employee Stock Options	--	--	--
Diluted EPS
Net loss, as reported and assumed option exercises	$(977)	19,096	$(0.05)

1,410,140 options to purchase shares of common stock in the six months ended December 31, 2010 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

5.)    Long Term Debt

As of December 31, 2011 and June 30, 2011, long-term debt consisted of a revolving credit loan facility of $11,100,000 as well as a term loan with a remaining balance of $13,391,000 and $15,177,000, respectively, as described further below. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time. The Company intends to refinance or extend the revolving line of credit prior to the expiration date. However, the revolving credit loan has been classified as a current liability until such time that the Company might renew or extend the facility because the expiration date currently falls within one year of the balance sheet date of December 31, 2011.

Outstanding balances and interest rates as of December 31, 2011 and June 30, 2011 are as follows:

	December 31, 2011		June 30, 2011
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$8,600	4.90%	$8,600	4.82%
Term loan	13,391	4.93%	15,177	4.82%
Total debt	$21,991	4.92%	$23,777	4.82%

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

The following represents selected consolidated geographical data for the three and six months ended December 31, 2011 and 2010 (in thousands):

	Three Months ended December 31,		Six Months ended December 31,
	2011	2010	2011	2010
Sales to external customers(1):
Domestic	$16,578	$16,332	$31,907	$30,592
Foreign	1,039	1,276	1,913	2,343
Total Net Sales	$17,617	$17,608	$33,820	$32,935

	As of
	December 31, 2011	June 30, 2011
Identifiable assets:
United States	$50,038	$54,426
Dominican Republic (2)	15,120	14,342
Other foreign countries	--	27
Total Identifiable Assets	$65,158	$68,795

(1) All of the Company’s sales occur in the United States and are shipped primarily from the Company’s facilities in the United States.  There were no sales into any one foreign country in excess of 10% of Net Sales.

(2) Consists primarily of inventories ($11,020,000 and $9,995,000) and fixed assets ($4,053,000 and $4,189,000) located at the Company's principal manufacturing facility in the Dominican Republic as of December 31, 2011 and June 30, 2011, respectively.

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2011 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2007 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the six months ended December 31, 2011 the Company decreased its reserve for uncertain income tax positions by $45,000. As a result, as of December 31, 2011 and June 30, 2011 the Company has a long-term accrued income tax liability of $120,000 and $165,000, respectively.

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

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 6% and 7% of our revenues for the six months ended December 31, 2011 and 2010, respectively.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its June 30, 2011 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenues from merchandise sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of sale. We report our sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns and other allowances.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 6% and 7% for the six months ended December 31, 2011 and 2010, respectively.

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

Results of Operations

	Three months ended December 31, (dollars in thousands)			Six months ended December 31, (dollars in thousands)
	2011	2010	% Increase/ (decrease)	2011	2010	% Increase/ (decrease)
Net sales	$17,617	$17,608	(0.2)%	$33,820	$32,935	2.7%
Gross profit	4,895	4,690	4.1%	9,051	8,113	11.4%
Gross profit as a % of net sales	27.8%	26.6%	4.5%	26.8%	24.6%	8.9%
Selling, general and administrative	4,000	4,159	(3.8)%	8,298	8,299	0.0%
Selling, general and administrative as a percentage of net sales	22.7%	23.6%	(3.4)%	24.5%	25.2%	(2.4)%
Operating income (loss)	895	531	66.1%	753	(186)	497.8%
Interest expense, net	298	411	(27.5)%	602	1,005	(40.1)%
Other expense	13	14	(7.1)%	27	28	(3.6)%
Provision (benefit) for income taxes	275	(51)	766.7%	(18)	(242)	119.4%
Net income (loss)	309	157	47.1%	142	(977)	106.6%

Sales for the three months ended December 31, 2011 remained relatively constant at $17,577,000 as compared to $17,608,000 for the same period a year ago. Sales for the six months ended December 31, 2011 increase by 2.7% to $33,820,000 as compared to $32,935,000 for the same period a year ago. The increase in sales for the six months was primarily due to increased sales during the first quarter in the Company’s intrusion products ($917,000) and access control products ($217,000) as partially offset by a decrease in door-locking products ($258,000).

Gross profit for the three months ended December 31, 2011 increased to $4,895,000 or 27.8% of sales as compared to $4,690,000 or 26.6% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2011 increased to $9,051,000 or 26.8% of sales as compared to $8,113,000 or 24.6% of sales for the same period a year ago.  The increase in Gross profit in dollars and as a percentage of sales for the three months was primarily due to the Company reducing some of its overhead expenditures. The increase in Gross profit in dollars and as a percentage of sales for the six months was primarily due to the increases in sales described above as well as the Company reducing its overhead expenditures.

Selling, general and administrative expenses for the three months ended December 31, 2011 decreased by $159,000 to $4,000,000, or 22.7% of sales, as compared to $4,159,000, or 23.6% of sales a year ago. Selling, general and administrative expenses for the six months ended December 31, 2011 remained constant at $8,298,000, or 24.5% of sales, as compared to $8,299,000, or 25.2% of sales a year ago. The increase in Selling, general and administrative expenses for the three months was due primarily to a tradeshow that occurred in the quarter ended September 30, 2011. In the prior fiscal year, this tradeshow occurred in the quarter ended December 31, 2010.

Interest expense, net for the three months ended December 31, 2011 decreased by $113,000 to $298,000 as compared to $411,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2011 decreased by $403,000 to $602,000 as compared to $1,005,000 for the same period a year ago. The decrease in interest expense for the three and six months ended December 31, 2011 resulted from lower interest rates charged by the Company’s banks as well as lower outstanding debt in the current period.

The Company’s provision for income taxes for the three months ended December 31, 2011 increased by $326,000 to a provision of $275,000 as compared to a benefit of $51,000 for the same period a year ago. The Company’s provision for income taxes for the six months ended December 31, 2011 increased by $224,000 to a benefit of $18,000 as compared to a benefit of $242,000 for the same period a year ago. The changes in the provision for income taxes were caused by the change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the loss being generated by non-taxable foreign operations in the three and six months ended December 31, 2011 as compared to the same periods a year ago. As a result, the Company’s effective rate for income tax was 47% and (48)% for the three months ended December 31, 2011 and 2010, respectively, and (15)% and 20% for the six months ended December 31, 2011 and 2010, respectively.

Net income increased by $152,000 to $309,000 or $0.02 per diluted share for the three months ended December 31, 2011 as compared to $157,000 or $0.01 per diluted share for the same period a year ago. Net income increased by $1,119,000 to $142,000 or $0.01 per diluted share for the six months ended December 31, 2011 as compared to a net loss of  $(977,000) or $(0.05) per diluted share for the same period a year ago. The change for the three and six months ended December 31, 2011 was primarily due to the items as described above.

Liquidity and Capital Resources

During the six months ended December 31, 2011 the Company utilized all of its cash from operations ($1,174,000) and a portion of its cash on hand at June 30, 2011 ($823,000 of $3,077,000) to repay outstanding debt ($1,786,000) and purchase property, plant and equipment ($211,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement, which the Company anticipates renewing before its expiration in August 2012, will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at December 31, 2011 decreased $3,230,000 to $14,410,000 as compared to $17,640,000 at June 30, 2011.  This decrease is primarily the result of the lower sales volume during the quarter ended December 31, 2011 as compared to the quarter ended June 30, 2011, which is typically the Company’s highest.

Inventories at December 31, 2011 increased by $1,426,000 to $25,613,000 as compared to $24,187,000 at June 30, 2011. The increase in inventory is primarily the result of the Company level-loading its production facility in anticipation of the Company’s historical sales cycle where more sales occur in the latter quarters relative to the earlier quarters.

As of December 31, 2011, long-term debt consisted of a revolving credit loan facility of $11,100,000, of which $8,600,000 was outstanding as of December 31, 2011, as well as a term loan with a remaining balance of $13,391,000, as described further below. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time. The Company intends to refinance or extend the revolving line of credit prior to the expiration date. However, the revolving credit loan has been classified as a current liability until such time that the Company might renew or extend the facility because the expiration date currently falls within one year of the balance sheet date of December 31, 2011.

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

As of December 31, 2011 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At December 31, 2011, an aggregate principal amount of approximately $21,991,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 4.92%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $220,000 in interest that year.

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

At the conclusion of the period ended December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2011.

During the second quarter of fiscal 2012, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.     Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2011 during the three months ended December 31, 2011.

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

February 13, 2012

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)