Form 10-Q
period 2012-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2012-05-14
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2012
OR
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

(631) 842-9400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year if
changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:       Yes        X             No  ______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).       Yes        X             No  ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes                                                      No        X

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    May 14, 2012

COMMON STOCK, $.01 PAR VALUE PER SHARE                     19,095,713

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:                      FINANCIAL INFORMATION
Item 1.   Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2012		June 30, 2011
	(unaudited)		(audited)
	(In thousands except share data)
CURRENT ASSETS
Cash and cash equivalents	$2,997		$3,077
Accounts receivable, net of reserves	13,737		17,640
Inventories	19,806		19,986
Prepaid expenses and other current assets	791		950
Income tax receivable	133		--
Deferred income taxes	543		528

Total Current Assets	38,007		42,181

Inventories - non-current, net	4,466		4,201
Deferred income taxes	1,853		2,083
Property, plant and equipment, net	7,373		7,741
Intangible assets, net	11,517		12,316
Other assets	277		273

TOTAL ASSETS	$63,493		$68,795

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$12,172	*	$3,572
Accounts payable	3,309		4,649
Accrued expenses	1,658		2,553
Income tax payable	--		437
Accrued salaries and wages	1,426		1,785

Total Current Liabilities	18,565		12,996

Long-term debt, net of current maturities	8,926		20,205
Accrued income taxes	120		165

Total Liabilities	27,611		33,366
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,095,713 shares issued; 19,095,713 shares outstanding	201		201
Additional paid-in capital	14,080		14,072
Retained earnings	27,216		26,771

	41,497		41,044
Less: Treasury Stock, at cost (1,000,000 shares)	(5,615)		(5,615)

TOTAL STOCKHOLDERS' EQUITY	35,882		35,429

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,493		$68,795

See accompanying notes to condensed consolidated financial statements.

* Our existing revolving line of credit expires in August 2012. The Company has signed a term sheet with its primary bank which provides for extending both this line and the Company’s term loan through 2017. However, there is no guarantee that this agreement will close. Accordingly, we have classified its balance as a current liability as of March 31, 2012.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,
	2012	2011
	(In thousands, except share and per share data)

Net sales	$17,236	$17,760
Cost of sales	12,172	12,247
Gross Profit	5,064	5,513
Selling, general, and administrative expenses	4,375	4,856
Operating Income	689	657
Other expense:
Interest expense, net	287	328
Other, net	15	13
	302	341
Income before Provision (Benefit) for Income Taxes	387	316
Provision (Benefit) for income taxes	84	(379)
Net Income	$303	$695
Earnings per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,409,000	19,193,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Nine months ended March 31,
	2012	2011
	(In thousands, except share and per share data)

Net sales	$51,056	$50,695
Cost of sales	36,941	37,069
Gross Profit	14,115	13,626
Selling, general, and administrative expenses	12,673	13,155
Operating Income	1,442	471
Other expense:
Interest expense, net	889	1,333
Other, net	42	41
	931	1,374
Income (Loss) before Provision (Benefit) for Income Taxes	511	(903)
Provision (Benefit) for income taxes	66	(621)
Net Income (Loss)	$445	$(282)
Earnings (Loss) per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,253,000	19,096,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended March 31,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$445	$(282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,638	1,703
Provision for doubtful accounts	--	32
Charge to obsolescence reserve	--	500
Deferred income taxes	215	(134)
Stock based compensation expense	8	52
Changes in operating assets and liabilities:
Accounts receivable	3,903	2,261
Inventories	(85)	(404)
Prepaid expenses and other current assets	159	81
Income tax receivable	(133)	(440)
Other assets	(44)	(32)
Accounts payable and accrued expenses	(3,077)	(1,086)
Net Cash Provided by Operating Activities	3,029	2,251
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(430)	(454)
Net Cash Used in Investing Activities	(430)	(454)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(2,679)	(3,679)
Net Cash Used in Financing Activities	(2,679)	(3,679)
Net Decrease in Cash and Cash Equivalents	(80)	(1,882)
CASH AND CASH EQUIVALENTS - Beginning	3,077	5,522
CASH AND CASH EQUIVALENTS - Ending	$2,997	$3,640
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$938	$1,247
Income taxes paid	$467	$5

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2012

1.)   Summary of Significant Accounting Policies and Other Disclosures

The accompanying Condensed Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.   The results of operations for the periods ended March 31, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Allowance for Doubtful Accounts

In the ordinary course of business, the Company has established a reserve for doubtful accounts and customer deductions in the amount of $255,000 as of March 31, 2012 and June 30, 2011. The Company’s reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had one customer with an accounts receivable balance that represents 17% of the Company’s accounts receivable at March 31, 2012 and June 30, 2011.  Sales to this customer did not exceed 10% of net sales in any of the past three fiscal years.

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

Long-Lived and Intangible Assets

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

Changes in intangible assets are as follows (in thousands):

	March 31, 2012			June 30, 2011
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$9,800	$(4,347)	$5,453	$9,800	$(3,584)	$6,216
Non-compete agreement	340	(176)	164	340	(140)	200
Trademark	5,900	--	5,900	5,900	--	5,900
	$16,040	$(4,523)	$11,517	$16,040	$(3,724)	$12,316

Amortization expense for intangible assets was approximately $266,000 and $288,000 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense for intangible assets was approximately $799,000 and $865,000 for the nine months ended March 31, 2012 and 2011, respectively. Amortization expense for each of the next five years is estimated to be as follows: 2012 - $1,065,000; 2013 - $917,000; and 2014 - $781,000; 2015 - $667,000 and 2016 - $529,000. The weighted average amortization period for intangible assets was 16.0 years and 16.7 years at March 31, 2012 and June 30, 2011, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the condensed consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended March 31, 2012 and 2011 was $388,000 and $62,000, respectively. Advertising expense for the nine months ended March 31, 2012 and 2011 was $871,000 and $423,000, respectively. The increase for the three months ended March 31, 2012 is due to the timing of a tradeshow that occurred in March 2012 plus increased spending on media and printed advertising. Last year, the same tradeshow occurred in the quarter ended June 30, 2011. The increase for the nine months ended March 31, 2012 is due to increased spending on tradeshows and media and printed advertising.

Research and Development Costs

Research and development costs are included in "Cost of Sales" in the condensed consolidated statements of operations and are expensed as incurred. Research and development expense for the three months ended March 31, 2012 and 2011 was $1,094,000 and $935,000, respectively. Research and development expense for the nine months ended March 31, 2012 and 2011 was $3,134,000 and $3,420,000, respectively.

Stock Options

During the three and nine months ended March 31, 2012 no stock options were granted or exercised under its 2002 Employee Incentive Stock Option Plan or under its 2000 Non-employee Incentive Stock Option Plan.

Employee Health Benefit Plan

Effective March 1, 2012, the Company converted its employee health benefit plan from a self-insured plan back to a fully-insured plan due to the significant amounts of medical claims incurred. The Company feels that the significant claim levels will continue and that the cost of a fully-insured plan will be less than that of the self-insured plan.

As of January 31, 2012 (the termination date of this insurance policy) and at June 30, 2011, the aggregate limit of claims to be self-insured was approximately $1,372,000 and $1,409,000, respectively. Claims submitted after January 31, 2012 for services performed prior to the commencement of the fully-insured plan on March 1, 2012 are not covered by this insurance policy and are to be paid by the Company. Since March 1, 2012, the Company has incurred approximately $200,000 in these uninsured, run-out claims in addition to the premiums incurred for the fully-insured benefit policy. In connection with these self-insured liabilities, the Company has accrued $296,000 and $150,000 as of March 31, 2012 and June 30, 2011, respectively.

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

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant.  At March 31, 2012, 1,471,480 stock options were granted, 364,520 stock options were available for grant, and 1,380,140 stock options were exercisable under this plan. As of March 31, 2012, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. The total fair value of the options vesting during the three and nine months ended March 31, 2012 under the 2002 Plan was $0 and $29,000, respectively. No options were granted during the three or nine months ended March 31, 2012.

The following table reflects activity under the 2002 Plans for the nine months ended March 31, 2012:

	Options	Weighted average exercise price
Outstanding, July 1, 2011	1,380,140	$2.95
Granted	--	--
Terminated	--	--
Exercised	--	--
Outstanding, March 31, 2012	1,380,140	$2.95
Exercisable, March 31, 2012	1,380,140	$2.95
Weighted average fair value at grant date of options granted	n/a
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$1,259,000
Total intrinsic value of options exercisable	$1,259,000

In September 2000, the stockholders approved a 10 year extension of the already existing 1990 non-employee stock option plan (the 2000 Plan) to encourage non-employee directors and consultants of the Company to invest in the Company's stock. This plan expired in September 2010.  No further options may be granted under the 2000 Plan. The 2000 Plan provided for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 270,000 shares of the Company's common stock to be acquired by the holders of the stock options.  The 2000 Plan provided that the option price will not be less than 100% of the fair market value of the stock at the date of grant.  Outstanding options are exercisable at 20% per year and expire five years after the date of grant.  Compensation cost was recognized for the fair value of the options granted to non-employee directors and consultants as of the date of grant. As of March 31, 2012, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. The total fair value of the options vesting during the three and nine months ended March 31, 2012 under the 2000 Plan was $0.

The following table reflects activity under the 2000 Plan for the nine months ended March 31, 2012:

	Options	Weighted average exercise price
Outstanding, July 1, 2011	30,000	$5.03
Granted	--	--
Terminated	--	--
Exercised	--	--
Outstanding, March 31, 2012	30,000	$5.03
Exercisable, March 31, 2012	30,000	$5.03
Weighted average fair value at grant date of options granted	n/a
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$--
Total intrinsic value of options exercisable	$--

3.)    Inventories, net

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or market. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories. As of March 31, 2012 and June 30, 2011, the balance in this reserve amounted to $2,534,000. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Inventories, net of reserves consist of the following (in thousands):

	March 31, 2012	June 30, 2011
Component parts	$14,063	$14,014
Work-in-process	4,468	4,452
Finished product	5,741	5,721

	$24,272	$24,187

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

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows (in thousands except per share data):

	Three months ended March 31, 2012

	Net income (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net income, as reported	$303	19,096	$0.02
Effect of dilutive securities
Employee Stock Options	--	313	----
Diluted EPS
Net income, as reported and assumed option exercises	$303	19,409	$0.02

395,750 options to purchase shares of common stock in the three months ended March 31, 2012 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

	Three months ended March 31, 2011

	Net income (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net income, as reported	$695	19,096	$0.04
Effect of dilutive securities
Employee Stock Options	--	97	--
Diluted EPS
Net income, as reported and assumed option exercises	$695	19,193	$0.04

530,750 options to purchase shares of common stock in the three months ended March 31, 2011 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

	Nine months ended March 31, 2012

	Net income (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net income, as reported	$445	19,096	$0.01
Effect of dilutive securities
Employee Stock Options	--	157	--
Diluted EPS
Net income, as reported and assumed option exercises	$445	19,253	$0.01

733,880 options to purchase shares of common stock in the nine months ended March 31, 2012 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

	Nine months ended March 31, 2011

	Net loss (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net loss, as reported	$(282)	19,096	$(0.01)
Effect of dilutive securities
Employee Stock Options	--	--	--
Diluted EPS
Net loss, as reported and assumed option exercises	$(282)	19,096	$(0.01)

1,410,140 options to purchase shares of common stock in the nine months ended March 31, 2011 were excluded in the computation of Diluted EPS because their inclusion would be anti-dilutive.

5.)    Long Term Debt

As of March 31, 2012 and June 30, 2011, long-term debt consisted of a revolving credit loan facility of $11,100,000, of which $8,600,000 was outstanding as of March 31, 2012 and June 30, 2011, as well as a term loan with a remaining balance of $12,498,000 and $15,177,000 as of March 31, 2012 and June 30, 2011, respectively, as described further below. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time.

The Company intends to extend the revolving line of credit and the term loan prior to the expiration dates and has signed a term sheet relating to an extension with its primary bank in May 2012. However, because there is no guarantee that this agreement will close, the revolving credit loan has been classified as a current liability until such time that the Company consummates a renewal or extension of the facility because the expiration date currently falls within one year of the balance sheet date of March 31, 2012.

Outstanding balances and interest rates as of March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012		June 30, 2011
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$8,600	4.87%	$8,600	4.82%
Term loan	12,498	4.86%	15,177	4.82%
Total debt	$21,098	4.86%	$23,777	4.82%

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

The following represents selected consolidated geographical data for the three and nine months ended March 31, 2012 and 2011 (in thousands):

	Three Months ended March 31,		Nine Months ended March 31,
	2012	2011	2012	2011
Sales to external customers(1):
Domestic	$16,423	$16,688	$48,330	$47,550
Foreign	813	1,072	2,726	3,145
Total Net Sales	$17,236	$17,760	$51,056	$50,695

	As of
	March 31, 2012	June 30, 2011
Identifiable assets:
United States	$49,311	$54,426
Dominican Republic (2)	14,182	14,342
Other foreign countries	--	27
Total Identifiable Assets	$63,493	$68,795

(1) All of the Company’s sales occur in the United States and are shipped primarily from the Company’s facilities in the United States.  There were no sales into any one foreign country in excess of 10% of Net Sales.

(2) Consists primarily of inventories ($10,090,000 and $9,995,000) and fixed assets ($3,987,000 and $4,189,000) located at the Company's principal manufacturing facility in the Dominican Republic as of March 31, 2012 and June 30, 2011, respectively.

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2012 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2007 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the nine months ended March 31, 2012 the Company decreased its reserve for uncertain income tax positions by $45,000. As a result, as of March 31, 2012 and June 30, 2011 the Company has a long-term accrued income tax liability of $120,000 and $165,000, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, the ability to maintain adequate financing to fund operations, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar, distribution problems, unforeseen environmental liabilities, the uncertain economic and military and political conditions in the world.

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 5% and 6% of our revenues for the nine months ended March 31, 2012 and 2011, respectively.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 6% and 7% for the nine months ended March 31, 2012 and 2011, respectively.

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

Results of Operations

	Three months ended March 31, (dollars in thousands)			Nine months ended March 31, (dollars in thousands)
	2012	2011	% Increase/ (decrease)	2012	2011	% Increase/ (decrease)
Net sales	$17,236	$17,760	(3.0)%	$51,056	$50,695	0.7%
Gross profit	5,064	5,513	(8.1)%	14,115	13,626	3.6%
Gross profit as a % of net sales	29.4%	31.0%	(5.2)%	27.6%	26.9%	2.6%
Selling, general and administrative	4,375	4,856	(9.9)%	12,673	13,155	(3.7)%
Selling, general and administrative as a percentage of net sales	25.4%	27.3%	(7.0)%	24.8%	25.9%	(4.2)%
Operating income	689	657	4.9%	1,442	471	206.2%
Interest expense, net	287	328	(12.5)%	889	1,333	(33.3)%
Other expense	15	13	15.4%	42	41	2.4%
Provision (benefit) for income taxes	84	(379)	122.2%	66	(621)	110.6%
Net income (loss)	303	695	(56.4)%	445	(282)	257.8%

Sales for the three months ended March 31, 2012 decreased by 3% to $17,236,000 as compared to $17,760,000 for the same period a year ago. Sales for the nine months ended March 31, 2012 increased by 1% to $51,056,000 as compared to $50,695,000 for the same period a year ago. The decrease in sales for the three months was primarily due to decreased sales in the Company’s Marks ($791,000) and Alarm Lock ($336,000) door-locking products as partially offset by a increases in the Company’s intrusion ($416,000) and access control ($187,000) products. The increase in sales for the nine months was primarily due to increased sales in the Company’s intrusion products ($965,000), access control products ($369,000) and Alarm Lock door-locking products ($985,000) as partially offset by a decrease in the Marks door-locking products ($1,958,000).

Gross profit for the three months ended March 31, 2012 decreased to $5,064,000 or 29.4% of sales as compared to $5,513,000 or 31.0% of sales for the same period a year ago. Gross profit for the nine months ended March 31, 2012 increased to $14,115,000 or 27.6% of sales as compared to $13,626,000 or 26.9% of sales for the same period a year ago.  The decrease in Gross profit in dollars and as a percentage of sales for the three months was primarily due to an unfavorable product mix as well as the decrease in net sales. The increase in Gross profit in dollars and as a percentage of sales for the nine months was primarily due to the increases in sales described above as well as the Company reducing its overhead expenditures.

Selling, general and administrative expenses for the three months ended March 31, 2012 decreased by $481,000 to $4,375,000, or 25.4% of sales, as compared to $4,856,000, or 27.3% of sales a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2012 decreased by $482,000 to $12,673,000, or 24.8% of sales, as compared to $13,155,000, or 25.9% of sales a year ago. The decrease in Selling, general and administrative expenses for the three months was due primarily to reductions in legal and other professional fees as well as the consolidation of the Company’s European warehouse and sales office into its corporate headquarters in New York.

Interest expense, net for the three months ended March 31, 2012 decreased by $41,000 to $287,000 as compared to $328,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2012 decreased by $444,000 to $889,000 as compared to $1,333,000 for the same period a year ago. The decrease in interest expense for the three and nine months ended March 31, 2012 resulted from lower interest rates charged by the Company’s banks as well as lower outstanding debt in the current period.

The Company’s provision for income taxes for the three months ended March 31, 2012 increased by $463,000 to a provision of $84,000 as compared to a benefit of $379,000 for the same period a year ago. The Company’s provision for income taxes for the nine months ended March 31, 2012 increased by $687,000 to $66,000 as compared to a benefit of $621,000 for the same period a year ago. The changes in the provision for income taxes were caused by the tax benefit recognized in the third quarter of last year as a result of R&D credits relating to prior years as well as the change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the loss being generated by non-taxable foreign operations in the three and nine months ended March 31, 2012 as compared to the same periods a year ago. As a result, the Company’s effective rate for income tax was 22% and (120)% for the three months ended March 31, 2012 and 2011, respectively, and 13% and 69% for the nine months ended March 31, 2012 and 2011, respectively.

Net income decreased by $392,000 to $303,000 or $0.02 per diluted share for the three months ended March 31, 2012 as compared to $695,000 or $0.04 per diluted share for the same period a year ago. Net income increased by $727,000 to $445,000 or $0.02 per diluted share for the nine months ended March 31, 2012 as compared to a net loss of  $(282,000) or $(0.01) per diluted share for the same period a year ago. The change for the three and nine months ended March 31, 2012 was primarily due to the items as described above.

Liquidity and Capital Resources

During the nine months ended March 31, 2012 the Company utilized all of its cash from operations ($3,029,000) and a portion of its cash on hand at June 30, 2011 ($80,000 of $3,077,000) to repay outstanding debt ($2,679,000) and purchase property, plant and equipment ($430,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement, which the Company anticipates renewing before its expiration in August 2012, will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at March 31, 2012 decreased $3,903,000 to $13,737,000 as compared to $17,640,000 at June 30, 2011.  This decrease is primarily the result of the lower sales volume during the quarter ended March 31, 2012 as compared to the quarter ended June 30, 2011, which is typically the Company’s highest.

Inventories at March 31, 2012 remained relatively constant at $24,272,000 as compared to $24,187,000 at June 30, 2011.

As of March 31, 2012, long-term debt consisted of a revolving credit loan facility of $11,100,000, of which $8,600,000 was outstanding as of March 31, 2012, as well as a term loan with a remaining balance of $12,498,000, as described further below. The term loan is being repaid in 19 quarterly installments of $893,000 each which commenced in December 2008, and a final payment of $8,033,000 due in August 2013. The revolving line of credit expires in August 2012 and any outstanding borrowings are to be repaid or refinanced on or before that time. The Company intends to extend the revolving line of credit and the term loan prior to the expiration dates and has signed a term sheet relating to an extension with its primary bank in May 2012. However, the revolving credit loan has been classified as a current liability until such time that the Company consummates a renewal or extension of the facility because the expiration date currently falls within one year of the balance sheet date of March 31, 2012.

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

 As of March 31, 2012 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At March 31, 2012, an aggregate principal amount of approximately $21,098,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 4.86%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $211,000 in interest that year.

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

At the conclusion of the period ended March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2012.

During the third quarter of fiscal 2012, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2011 during the three months ended March 31, 2012.

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

May 14, 2012

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)