Form 10-K
period 2012-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2012-09-21
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2012
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of December 31, 2011, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $30,428,645

As of September 20, 2012, 19,095,713 shares of common stock of Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2012 Annual Meeting of Stockholders.

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

Combination Control Panels/Digital Communicators and Digital Keypad Systems. A combination control panel, digital communicator and a digital keypad (a plate with push button numbers as on a telephone, which eliminates the need for mechanical keys) has continued to be the leading configuration in terms of dealer and consumer preference. Benefits of the combination format include the cost efficiency resulting from a single microcomputer function, as well as the reliability and ease of installation gained from the simplicity and sophistication of micro-computer technology.

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

Research and Development

The Company's business involves a high technology element. During the fiscal years ended June 30, 2012 and 2011, the Company expended approximately $4,264,000 and $4,392,000, respectively, on Company-sponsored research and development activities conducted by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2012, the Company had 957 full-time employees.

Marketing

The Company's staff of 42 sales and marketing support employees located at the Company's Amityville offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 53% and 50% of the Company's total sales for each of the fiscal years ended June 30, 2012 and 2011, respectively. The remaining revenues are primarily from installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand is affected by the housing and construction markets. Further deterioration of the current economic conditions may also affect this trend.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $1,482,000 and $2,002,000 existed as of June 30, 2012 and 2011, respectively. The Company expects to fill all of the backlog that existed as of June 30, 2012 during fiscal 2013.
.
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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last two fiscal years are summarized in the following table:

Financial Information Relating to Domestic and Foreign Operations
	2012	2011
	(in thousands)
Sales to external customers(1):
Domestic	$67,311	$66,793
Foreign	3,617	4,599
Total Net Sales	$70,928	$71,392
Identifiable assets:
United States	$50,838	$54,426
Dominican Republic (2)	13,912	14,342
Other foreign countries	--	27
Total Identifiable Assets	$64,750	$68,795

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2012 = $9,866,000; 2011 = $9,955,000) and fixed assets (2012 = $3,936,000; 2011 = $4,189,000) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Our Business Could Be Materially Adversely Affected as a Result of General Economic and Market Conditions

We are subject to the effects of general economic and market conditions. Since October 2008, the U.S. and international economies have experienced a significant downturn and continue to be at depressed levels. In the event that the U.S. or international financial markets erode further, our revenue, profit and cash-flow levels could be materially adversely affected in future periods. If the worldwide economic downturn worsens, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the ongoing downturn and economic uncertainty makes it difficult for us to forecast our revenues.

Our Business Could Be Materially Adversely Affected as a Result of the Inability to Maintain Adequate Financing

Our business is dependent on maintaining the financing used in the Marks acquisition and to fund operations.  The current debt facilities provide for quarterly principal debt repayments of approximately $400,000 plus interest that are in addition to the Company’s historical cash-flow requirements and certain financial covenants relating to ratios affected by profit, asset and debt levels.  If the Company’s profits, asset or cash-flow levels decline below the minimums required to meet these covenants or to make the minimum debt payments, the Company may be materially adversely affected.  Effects on the Company could include higher interest costs, reduction in borrowing availability or revocation of these credit facilities.

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

The Company's Products are Subject to Technological Changes from Time to Time, Which may Result in Increased Research and Developments Expenditures to Attract or Retain Customers

The industry in which the Company operates is characterized by constantly improved products.  Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively, which will require continued expenditures for product engineering, sales and marketing.  The Company's research and development expenditures are principally targeted at enhancing existing products, and to a lesser extent at developing new ones.  If the Company cannot modify its products to meet its customers' changing needs, we may lose sales.

Our Business Could Be Materially Adversely Affected by the Inability to Maintain Expense Levels Proportionate to Sales Volume

While Management has completed a program to reduce expense levels relative to current sales levels, if sales levels decrease significantly and we are unable to decrease expenses proportionately, our business may be adversely affected.

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

Our Business Could be Materially Adversely Affected as a Result of Offering Extended Payment Terms to Customers

We regularly grant credit terms beyond 30 days to certain customers. These terms are offered in an effort to keep a full line of our products in-stock at our customers’ locations. The longer terms that are granted, the more risk is inherent in collection of those receivables. We believe that our Bad Debt reserves are adequate to account for this inherent risk.

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

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A. (formerly known as NAPCO/Alarm Lock Grupo International, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092. As of June 30, 2012, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

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

ITEM 4:  MINE SAFETY DISCLOSURE.

Not Applicable.

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

	Quarter Ended Fiscal 2012
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$2.98	$2.51	$3.13	$3.13
Low	$2.28	$1.97	$2.29	$2.67

	Quarter Ended Fiscal 2011
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$2.05	$1.95	$2.35	$3.00
Low	$1.66	$1.62	$1.68	$2.12

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 17, 2012 was 111 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any cash dividends must be approved by the Company's lenders.

Equity Compensation Plan Information as of June 30, 2012

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING SECURITIES REFLECTED IN COLUMN (a) (c)
Equity compensation plans approved by security holders:	1,410,140	$2.99	365,000
Equity compensation plans not approved by security holders:	—	—	—
Total	1,410,140	$2.99	365,000

The Non-employee Stock Option plan expired in September 2010.  No further options may be granted under this Plan.

ITEM 6:  SELECTED FINANCIAL DATA.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30
	(In thousands, except share and per share data)
	2012(1)	2011(1)	2010(1)	2009(1)	2008
Statement of earnings data:
Net Sales	$70,928	$71,392	$67,757	$69,565	$68,367
Gross Profit	21,152	20,101	14,522	15,096	20,412
Impairment of Goodwill and intangible assets	--	400	923	9,686	--
Income (Loss) from Operations	3,811	2,513	(5,211)	(14,917)	3,137
Net Income (Loss)	2,286	1,121	(6,500)	(13,382)	3,718

Cash Flow Data:
Net cash flows provided by (used in) operating activities	4,096	4,364	5,285	6,792	3,784
Net cash flows used in investing activities	(606)	(737)	(300)	(25,229)	(1,045)
Net cash flows (used in) provided by financing activities	(3,588)	(6,072)	(3,572)	19,781	(1,722)

Per Share Data:
Net earnings (loss) per common share:
Basic	$.12	$.06	$(.34)	$(.70)	$.19
Diluted	$.12	$.06	$(.34)	$(.70)	$.19
Weighted average common shares outstanding:
Basic	19,096,000	19,096,000	19,096,000	19,096,000	19,263,000
Diluted	19,303,000	19,176,000	19,096,000	19,096,000	19,802,000
Cash Dividends declared per common share (2)	$.00	$.00	$.00	$.00	$.00

Balance sheet data:
Working capital (3)	$32,205	$29,185	$3,502	$22,404	$41,293
Total assets	64,750	68,795	73,668	81,586	76,723
Long-term debt (3)	18,657	20,205	--	18,749	12,400
Stockholders' equity	37,723	35,429	34,242	40,515	53,542

(1)	Includes the operations and assets of Marks USA I which was acquired in August 2008.
(2)
The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be approved by the Company's primary lenders.

(3)
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

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing intrusion and fire alarms, building access control systems and electronic locking devices. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 5% and 6% of our revenues for the fiscal years ended June 30, 2012 and 2011 respectively.

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

Economic and Other Factors

Since October 2008, the U.S. and international economies have experienced a significant downturn and continue to be at depressed levels. In the event that the U.S. or international financial markets erode further, our revenue, profit and cash-flow levels could be materially adversely affected in future periods. If the worldwide economic downturn worsens, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the ongoing downturn and economic uncertainty makes it difficult for us to forecast our revenues.

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand is affected by the housing and construction markets. Further deterioration of the current economic conditions may also affect this trend.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Critical estimates include management's judgments associated with revenue recognition, reserves for sales returns and allowances, concentration of credit risk, inventories, goodwill and other intangible assets and income taxes.

Revenue Recognition

Revenues from merchandise sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of sale. We report our sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns and other allowances.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales and income. This accrual is calculated based on a history of gross sales and actual sales returns, as well as management's estimate of anticipated returns and allowances. As a percentage of gross sales, sales returns, rebates and allowances were 6% and 7% for fiscal years ended June 30, 2012 and 2011, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had one customer with an accounts receivable balance of 15% and 17% of the Company’s accounts receivable at June 30, 2012 and 2011, respectively. Sales to this customer did not exceed 10% of net sales in any of the past three fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $200,000 and $255,000 as of June 30, 2012 and 2011, respectively. The decrease from fiscal 2011 to 2012 was due to the Company writing off certain receivables during fiscal 2012 which had been reserved for as of June 30, 2011.  Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand.  There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage.   For the fiscal years 2012 and 2011, net charges and balances in these reserves amounted to $504,000 and $3,038,000; and $694,000 and $2,534,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Goodwill and Other Intangible Assets

The Company evaluates its Goodwill and Other Intangible Assets for impairment at least on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill and other intangible assets with the carrying amount of that goodwill and other intangible assets.

At the conclusion of the fiscal 2012, the Company performed its annual impairment evaluation and determined that its intangible assets were not impaired.

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

Self-funded Employee Health Benefit Plan

Effective March 2012, the Company converted its employee health benefit plan from a self-insured plan to a fully-insured plan. The Company recorded claims as they were paid and records an accrual for unpaid claims based upon the date of service or date incurred. The Company has accrued $50,000 at June 30, 2012 in connection with its self-insured liability for any potential unreported claims.

Income Taxes

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. The fiscal 2008 and forward years are still open for examination.

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

During the year ending June 30, 2012 the Company decreased its reserve for uncertain income tax positions by $39,000. As of June 30, 2012 the Company has a long-term accrued income tax liability of $126,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2012, the Company had accrued interest totaling $0 and $126,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

For the year ended June 30, 2012, the Company recognized a net income tax benefit of $39,000.

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes for fiscal 2012 is as follows (dollars in thousands):

	Amount	% of Pre-tax Income
Tax at Federal statutory rate	$868	34.0%
Increases (decreases) in taxes resulting from:
Meals and entertainment	56	2.2%
State income taxes, net of Federal income tax benefit	39	1.5%
Foreign source income and taxes	(515)	(20.2)%
Stock based compensation expense	3	0.1%
Tax reserve reversal	(61)	(2.4)%
R&D Credit Refund	(81)	(3.2)%
Other, net	(42)	(1.6)%
Effective tax rate	$267	10.4%

Liquidity and Capital Resources

The Company's cash on hand combined with proceeds from operating activities during fiscal 2012 were adequate to meet the Company's capital expenditure needs and debt obligations. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of external financing is a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017. As of June 30, 2012 $7,757,000 was outstanding under this revolving line of credit. As of June 30, 2012, the Company's unused sources of funds consisted principally of $2,979,000 in cash and $3,243,000 available under its revolving line of credit.

On June 29, 2012, the Company entered into a Third Amended and Restated Credit Agreement with the Company, as the Borrower, and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Agreement”).  Prior to closing on June 29, 2012, $8,600,000 was outstanding under the existing $11,100,000 revolving credit facility and $12,500,000 was outstanding under the existing term loan. The Agreement amended and restated the previous revolving credit facility and term loan and provides for a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commences on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. The Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 2.0% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

Management believes that current working capital and cash flows from operations as well as borrowing availability under the revolving line of credit described above will be sufficient to fund the Company's operations through at least the first quarter of fiscal 2014.

The Company takes into consideration a number of factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2012	2011
Current Ratio	4.9 to 1	3.2 to 1
Sales to Receivables	4.3 to 1	4.0 to 1
Total debt to equity	.54 to 1	.67 to 1

As of June 30, 2012, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, at an annual cost of approximately $288,000.

On August 18, 2008, the Company, pursuant to an Asset Purchase Agreement with Marks, acquired substantially all of the assets and business for $25 million, the repayment of $1 million of bank debt and the assumption of current liabilities. The Marks business involves the manufacturing and distribution of door-locking devices.  The Company funded the acquisition with a term loan from its lenders, which was amended in June 2012 as described above. The acquisition was accounted for as a purchase and was valued based on management’s estimate of the fair value of the assets acquired and liabilities assumed.

Working Capital. Working capital increased by $3,020,000 to $32,205,000 at June 30, 2012 from $29,185,000 at June 30, 2011. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable decreased by $1,232,000 to $16,408,000 at June 30, 2012 as compared $17,640,000 at June 30, 2011. The decrease in Accounts Receivable was due primarily to a decrease of $736,000 in net sales in the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 as well as the Company granting less extended payment terms to its customers for the same period.

Inventories. Inventories, which include both current and non-current portions, decreased by $905,000 to $23,282,000 at June 30, 2012 as compared to $24,187,000 at June 30, 2011.  The decrease was due primarily to the Company’s improved production planning and forecasting as well as an increase of $504,000 to the inventory reserve.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $2,421,000 to $6,566,000 as of June 30, 2012 as compared to $8,987,000 at June 30, 2011.  This decrease is primarily due to decreased purchases of raw materials during the quarter ended June 30, 2012 as compared to June 30, 2011.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company's contractual obligations by fiscal year:

	Payments due by period:
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$20,257,000	$1,600,000	$3,200,000	$10,957,000	$4,500,000
Land lease (80 years remaining) (1)	23,040,000	288,000	576,000	576,000	21,600,000
Operating lease obligations	62,000	39,000	22,000	1,000	-
Other long-term obligations (employment agreement) (1)	587,000	587,000	-	-	-

Total	$43,946,000	$2,514,000	$3,798,000	$11,534,000	$26,100,000

(1)	See footnote 10 to the accompanying consolidated financial statements.

Results of Operations
Fiscal 2012 Compared to Fiscal 2011

	Fiscal year ended June 30,
	2012	2011	% Increase/ (decrease)
Net sales	$70,928	$71,392	(0.6)%
Gross profit	21,152	20,101	5.2%
Gross profit as a % of net sales	29.8%	28.2%	5.7%
Selling, general and administrative	17,341	17,188	0.9%
Selling, general and administrative as a % of net sales	24.4%	24.1%	1.2%
Impairment of goodwill and other intangibles	0	400	(100.0)%
Income from operations	3,811	2,513	51.7%
Interest expense, net	1,149	1,660	(30.8)%
Other expense, net	109	46	137.0%
Provision (benefit) for income taxes	267	(314)	185.0%
Net income	2,286	1,121	103.9%

Net sales in fiscal 2012 remained relatively constant at $70,928,000 as compared to $71,392,000 in fiscal 2011. Sales was affected primarily by decreased sales of the Company’s Marks brand door-locking products ($2,981,000) and foreign sales of the Company’s intrusion products ($982,000) and was partially offset by increases in the Company’s domestic intrusion products ($1,773,000), Alarm Lock brand door locking products ($1,405,000), and access control products ($321,000).

The Company's gross profit increased by $1,051,000 to $21,152,000 or 29.8% of net sales in fiscal 2012 as compared to $20,101,000 or 28.2% of net sales in fiscal 2011. Gross profit and gross profit as a percentage of net sales was primarily affected by a positive shift in product mix in fiscal 2012 as well as reductions in overhead expenses resulting from increases in efficiency in the Company’s production planning, procurement and manufacturing processes.

Selling, general and administrative expenses as a percentage of net sales increased to 24.4% in fiscal 2012 from 24.1% in fiscal 2011. Selling, general and administrative expenses for fiscal 2012 remained relatively constant at $17,341,000 as compared to $17,188,000 in fiscal 2011.  The increase as a percentage of sales resulted primarily from the slight increase in expenses as well as the slight decrease in net sales.

Interest expense for fiscal 2012 decreased by $511,000 to $1,149,000 from $1,660,000 for the same period a year ago.  The decrease in interest expense is primarily the result of the decrease in interest rates charged by the Company’s primary banks as well as the Company’s reduction of its outstanding borrowings under its revolving line of credit and its term loan.

Other expenses increased $63,000 to $109,000 in fiscal 2012 as compared to $46,000 in fiscal 2011.

The Company’s provision for income taxes for fiscal 2012 increased by $581,000 to a provision of $267,000 as compared to a benefit of $314,000 for the same period a year ago. The increase in the income taxes from fiscal 2011 to fiscal 2012 resulted primarily from the increase in income before income taxes as well as a benefit of recognizing multiple years of R&D tax credits in fiscal 2011.

Net income for fiscal 2012 increased by $1,165,000 to $2,286,000 as compared to $1,121,000 in fiscal 2011. This resulted primarily from the items discussed above as well as an impairment charge of $400,000 recorded in fiscal 2011 relating to intangible assets.

Forward-looking Information

This Annual Report on Form 10-K and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements.  For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, the uncertain economic, military and political conditions in the world, the ability to maintain adequate financing, continuation of the services of Richard Soloway, out Chief Executive Officer, our ability to maintain and develop competitive products, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar, distribution problems, unforeseen environmental liabilities, and the successful integration of Marks into our existing operations. The Company’s Risk Factors are discussed in more detail in Item 1A.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is debt (consisting of a revolving credit facility and two term loans) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At June 30, 2012, an aggregate principal amount of approximately $20,257,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 3.1%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $203,000 in interest that year.

A significant number of foreign sales transactions by the Company are denominated in U.S. dollars.  As such, the Company has shifted foreign currency exposure onto many of its foreign customers.  As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders.  The foregoing could materially adversely affect the Company’s business, financial condition and results of operations.  In addition, the Company is exposed to foreign currency risk relative to expenses incurred in Dominican Pesos (“RD$”), the local currency of the Company’s production facility in the Dominican Republic.  The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual decrease in income from operations of approximately $600,000.

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
Amityville, New York

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Napco Security Technologies, Inc. and Subsidiaries as of June 30, 2012 and 2011 and the consolidated results of their income and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
September 21, 2012

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2012 and 2011
(In Thousands)

ASSETS
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$2,979	$3,077
Accounts receivable, net of reserves and allowances	16,408	17,640
Inventories	19,448	19,986
Prepaid expenses and other current assets	964	950
Deferred income taxes	650	528
Total Current Assets	40,449	42,181

Inventories - non-current	3,834	4,201
Deferred income taxes	1,762	2,083
Property, plant and equipment, net	7,247	7,741
Intangible assets, net	11,251	12,316
Other assets	207	273

TOTAL ASSETS	$64,750	$68,795

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2012 and 2011
(In Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2012	2011
CURRENT LIABILITIES

Current maturities of long term debt	$1,600	$3,572
Accounts payable	3,163	4,649
Accrued expenses	1,814	2,553
Accrued salaries and wages	1,589	1,785
Accrued income taxes	78	437
Total Current Liabilities	8,244	12,996
Long-term debt, net of current maturities	18,657	20,205
Accrued income taxes	126	165
Total Liabilities	27,027	33,366

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,095,713 shares issued; and 19,095,713 shares outstanding	201	201
Additional paid-in capital	14,080	14,072
Retained earnings	29,057	26,771

	43,338	41,044
Less: Treasury Stock, at cost (1,000,000 shares)	(5,615)	(5,615)

TOTAL STOCKHOLDERS' EQUITY	37,723	35,429

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,750	$68,795

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2012 and 2011
(In Thousands, Except Share and Per Share Data)

	2012	2011
Net sales	$70,928	$71,392
Cost of sales	49,776	51,291

Gross Profit	21,152	20,101
Selling, general, and administrative expenses	17,341	17,188
Impairment of goodwill and other intangible assets	--	400

Operating Income	3,811	2,513

Other expense:
Interest expense, net	1,149	1,660
Other, net	109	46
	1,258	1,706
Income before Provision (Benefit) for Income Taxes	2,553	807
Provision (benefit) for income taxes	267	(314)
Net Income	$2,286	$1,121

Income per share:
Basic	$0.12	$0.06
Diluted	$0.12	$0.06

Weighted average number of shares outstanding:
Basic	19,096,000	19,096,000
Diluted	19,303,000	19,176,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 30, 2012 and 2011
(In Thousands, Except Share Data)

	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
BALANCE June 30, 2010	20,095,713	$201	$14,006	(1,000,000)	$(5,615)	$25,650	$34,242
Stock-based compensation expense	--	--	66	-	-	-	66

Net income	--	--	-	-	-	1,121	1,121
BALANCE June 30, 2011	20,095,713	$201	$14,072	(1,000,000)	$(5,615)	$26,771	$35,429
Stock-based compensation expense	--	--	8	-	-	-	8
Net income	--	--	-	-	-	2,286	2,286

BALANCE June 30, 2012	20,095,713	$201	$14,080	(1,000,000)	$(5,615)	$29,057	$37,723

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2012 and 2011 (In Thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,286	$1,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,275	2,311
Impairment of goodwill and other intangibles	--	400
Charge to obsolescence reserve	504	694
Provision for doubtful accounts	10	27
Deferred income taxes	199	(321)
Non-cash stock based compensation expense	8	66

Changes in operating assets and liabilities:
Accounts receivable	1,222	73
Inventories	401	(799)
Prepaid expenses and other current assets	(15)	(3)
Income tax receivable	--	785
Other assets	26	(3)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(2,820)	13

Net Cash Provided by Operating Activities	4,096	4,364

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(606)	(737)
Net Cash Used in Investing Activities	(606)	(737)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(3,520)	(6,072)
Cash paid for deferred financing costs	(68)	--
Net Cash Used in Financing Activities	(3,588)	(6,072)

Net Change in Cash and Cash Equivalents	(98)	(2,445)
CASH AND CASH EQUIVALENTS - Beginning	3,077	5,522

CASH AND CASH EQUIVALENTS - Ending	$2,979	$3,077

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$1,136	$1,562
Income taxes paid	$467	$10

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with revenue recognition, reserves for sales returns and allowances, concentration of credit risk, inventories, goodwill and other intangible assets and income taxes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 and $960,000 of short-term time deposits at June 30, 2012 and 2011, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2012 and 2011.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $200,000 and $255,000 and for returns and other allowances of $1,184,000 and $1,455,000 as of June 30, 2012 and June 30, 2011, respectively.  Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand.  There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage.   For the fiscal years 2012 and 2011, charges and balances in these reserves amounted to $504,000 and $3,038,000; and $694,000 and $2,534,000, respectively. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Intangible Assets

Certain intangible assets determined to have indefinite lives are not amortized but are tested for impairment at least annually. Intangible assets with definite lives are amortized over their useful lives. Intangible assets are reviewed for impairment at least annually at the Company’s fiscal year end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

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

Changes in intangible assets are as follows (in thousands):

	June 30, 2012			June 30, 2011
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$9,800	$(4,601)	$5,199	$9,800	$(3,584)	$6,216
Non-compete agreement	340	(188)	152	340	(140)	200
Trade name	5,900	--	5,900	5,900	--	5,900
	$16,040	$(4,789)	$11,251	$16,040	$(3,724)	$12,316

Amortization expense for intangible assets subject to amortization was approximately $1,065,000 and $1,154,000 for the years ended June 30, 2012 and 2011, respectively. Amortization expense for each of the next five years is estimated to be as follows: 2013 - $917,000; 2014 - $781,000; 2015 - $667,000; 2016 - $529,000 and 2017 - $441,000. The weighted average amortization period for intangible assets was 15.8 years and 16.7 years at June 30, 2012 and 2011, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred.  Advertising expense for the fiscal years ended June 30, 2012 and 2011 was $1,081,000 and $792,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred.  Company-sponsored research and development costs of $4,264,000 and $4,392,000 were charged to expense for the fiscal years ended
June 30, 2012 and 2011, respectively, and are included in "Cost of Sales" in the consolidated statements of operations.

Self-funded Employee Health Benefit Plan

Effective March 2012, the Company converted its employee health benefit plan from a self-insured plan to a fully-insured plan. The Company recorded claims as they were paid and records an accrual for unpaid claims based upon the date of service or date incurred. The Company has accrued $50,000 at June 30, 2012 in connection with its self-insured liability for any potential unreported claims.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2012	2011	2012	2011	2012	2011
Basic EPS	$2,286	$1,121	19,096	19,096	$0.12	$0.06
Effect of Dilutive Securities:
Stock Options	--	--	207	80	--	--

Diluted EPS	$2,286	$1,121	19,303	19,176	$0.12	$0.06

Options to purchase 649,348 and 583,350 shares of common stock for the fiscal years ended June 30, 2012 and 2011, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $8,000 and $66,000 were recognized for fiscal years 2012 and 2011, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for fiscal years 2012 and 2011.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates.  Income and expense items are translated at average exchange rates prevailing during the fiscal year.  The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the years ended June 30, 2012 and 2011.

Comprehensive Income

For the fiscal years ended June 30, 2012 and 2011, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income.  Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers in net sales ($584,000 and $474,000 in fiscal years 2012 and 2011, respectively) and classifies the costs associated with these revenues in cost of sales ($1,090,000 and $1,023,000 in fiscal years 2012 and 2011, respectively).

Recently Issued Accounting Standards

In July 2012, the FASB amended its authoritative guidance related to testing indefinite-lived intangible assets for impairment.  Under the revised guidance, entities testing their indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before performing further impairment testing.  If entities determine, on the basis of qualitative factors, that it is more-likely-than-not that the asset is impaired, a quantitative test is required.  The guidance becomes effective in the beginning of the Company’s fiscal 2014, with early adoption permitted.  The Company is currently evaluating the timing of adopting this guidance which is not expected to have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB amended its authoritative guidance related to testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before performing Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required.  This guidance becomes effective in the beginning of the Company’s fiscal 2013, with early adoption permitted.  The Company is not adopting this guidance early, and it does not expect the guidance to have an impact on the Company’s consolidated financial statements.

NOTE 2 - Business and Credit Concentrations

The Company had one customer with an accounts receivable balance of 15% and 17% of the Company’s accounts receivable at June 30, 2012 and 2011, respectively. Sales to any one customer did not exceed 10% of net sales in any of the past three fiscal years.

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

Inventories, net of reserves consist of the following (in thousands):

	June 30,
	2012	2011
Component parts	$13,155	$14,014
Work-in-process	3,199	4,452
Finished product	6,928	5,721

	$23,282	$24,187

Classification of inventories, net of reserves:
Current	$19,448	$19,986
Non-current	3,834	4,201

	$23,282	$24,187

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2012	2011	Useful Life in Years
	(in thousands)

Land	$904	$904	--
Buildings	8,911	8,911	30 to 40
Molds and dies	6,748	6,636	3 to 5
Furniture and fixtures	2,317	2,287	5 to 10
Machinery and equipment	19,107	18,642	7 to 10
Leasehold improvements	372	372	Shorter of the lease term or life of asset
	38,359	37,752

Less: accumulated depreciation and amortization	31,112	30,011

	$7,247	$7,741

Depreciation and amortization expense on property, plant, and equipment was approximately $1,101,000 and $1,102,000 in fiscal 2012 and 2011, respectively.

NOTE 5 – Acquisition of Business

On August 18, 2008, the Company acquired substantially all of the assets and business of Marks for $25.2 million, the repayment of $1 million of bank debt and the assumption of current liabilities. The Marks business involves the manufacturing and distribution of door-locking devices. The Company funded the acquisition with a term loan from its lenders, which has since been amended as described in Note 7.

The intangible assets acquired, other than the Marks tradename, are being amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The weighted average amortization period of these assets is 19.6 years. The Marks trade name was deemed to have an indefinite life. At the conclusion of the quarter ended June 30, 2011, the Company performed its annual impairment evaluation and determined that its intangible asset relating to its Marks tradename, was partially impaired. Accordingly, in the quarter ended June 30, 2011 the Company recorded an impairment charge of $400,000 which represented the excess book value of this intangible asset over its current valuation.

NOTE 6 - Income Taxes

The Provision (benefit) for income taxes is comprised of the following (in thousands):

	For the Years Ended June 30,
	2012	2011
Current income taxes:
Federal	$11	$(35)
State	57	39
Foreign	--	3
	68	7

Deferred income tax provision (benefit)	199	(321)
Provision (benefit) for income taxes	$267	$(314)

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows (dollars in thousands):

	For the Years Ended June 30,
	2012		2011
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax at Federal statutory rate	$868	34.0%	$274	34.0%
Increases (decreases) in taxes resulting from:
Meals and entertainment	56	2.2%	51	6.3%
State income taxes, net of Federal income tax benefit	39	1.5%	26	3.2%
Foreign source income and taxes	(515)	(20.2)%	102	12.7%
Stock based compensation expense	3	0.1%	16	2.0%
Tax reserve reversal	(61)	(2.4)%	(77)	(9.5)%
R&D Credit refund	(81)	(3.2)%	(708)	(87.8)%
Other, net	(42)	(1.6)%	2	0.2%

Effective tax rate	$267	10.4%	$(314)	(38.9)%

Deferred tax assets and deferred tax liabilities at June 30, 2012 and 2011 are as follows (in thousands):

	Current Deferred Tax Assets (Liabilities)		Long-term Deferred Tax Assets (Liabilities)
	2012	2011	2012	2011
Accounts receivable	$23	$19	$--	$--
Inventories	399	288	405	380
Accrued Liabilities	228	221	--	35
Stock based compensation expense	--	--	137	137
Goodwill	--	--	1,875	2,077
R&D credit	--	--	225	163
Property, plant and equipment	--	--	(624)	(625)
Other deferred tax liabilities	--	--	(256)	(84)
	650	528	1,762	2,083
Valuation allowance	--	--	--	--

Net deferred taxes	$650	$528	$1,762	$2,083

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. The fiscal 2008 and forward years are still open for examination.

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

During the year ending June 30, 2012 the Company decreased its reserve for uncertain income tax positions by $39,000. As of June 30, 2012 the Company has a long-term accrued income tax liability of $126,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2012, the Company had accrued interest totaling $0 and $126,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total
Balance of gross unrecognized tax benefits as of July 1, 2011	$165	$--	$165
Reductions to unrecognized tax benefits resulting from changes in reserve percentages	(39)	--	(39)

Balance of gross unrecognized tax benefits as of June 30, 2012	$126	$--	$126

Napco US plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings.  As of June 30, 2012, the Company had no undistributed earnings of foreign subsidiaries.

NOTE 7 - Long-Term Debt

As of June 30, 2012, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commences on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of June 30, 2012 and June 30, 2011 are as follows:

	June 30, 2012		June 30, 2011
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$7,757	3.1%	$8,600	4.8%
Term loan	12,500	3.1%	15,177	4.8%

Total debt	$20,257	3.1%	$23,777	4.8%

On June 29, 2012, the Company entered into a Third Amended and Restated Credit Agreement with the Company, as the Borrower, and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Agreement”).  Prior to closing on June 29, 2012, $8,600,000 was outstanding under the existing $11,100,000 revolving credit facility and $12,500,000 was outstanding under the existing term loan. The Agreement amended and restated the previous revolving credit facility and term loan and provides for a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commences on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. The Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 2.0% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

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

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant.  At June 30, 2012, 1,471,480 stock options were granted, 364,520 stock options were available for grant, and 1,380,140 stock options were exercisable under this plan.

No options were granted during fiscal 2012 or 2011.

The following table reflects activity under the 2002 Plans for the fiscal years ended June 30,:

	2012		2011
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	1,380,140	$2.95	1,380,140	$2.95
Granted	--	--	--	--
Terminated	--	--	--	--
Exercised	--	--	--	--
Outstanding, end of year	1,380,140	$2.95	1,380,140	$2.95
Exercisable, end of year	1,380,140	$2.95	1,372,140	$2.93
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$1,066,760		$1,097,191
Total intrinsic value of options exercisable	$1,066,760		$1,097,191

No options were exercised during fiscal 2012 or 2011. Therefore, cash received from option exercises for each of fiscal years 2012 and 2011 was $0 and the actual tax benefit realized for the tax deductions from option exercises totaled $0 for both fiscal 2012 and 2011.

The following table summarizes information about stock options outstanding under the 2002 Plan at June 30, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2012	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at June 30, 2012	Weighted average exercise price
$0.72 - $ 4.00	1,014,390	1.1	1.89	1,014,390	1.89
$4.01 - $ 7.50	328,250	4.5	5.29	328,250	5.29
$7.51 - $11.16	37,500	3.7	11.16	37,500	11.16

	1,380,140	2.0	2.95	1,380,140	2.95

As of June 30, 2012, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. The total fair value of the options vested during fiscal 2012 under the 2002 Plan was $28,920.

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

The following table reflects activity under the 2000 Plan for the fiscal years ended June,:

	2012		2011
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	30,000	$5.03	30,000	$5.03
Granted	--	--	--	--
Terminated	--	--	--	--
Exercised	--	--	--	--
Outstanding, end of year	30,000	$5.03	30,000	$5.03
Exercisable, end of year	30,000	$5.03	30,000	$5.03
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$0		$0
Total intrinsic value of options exercisable	$0		$0

As of June 30, 2012, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. The total fair value of the options vested during fiscal 2012 under the 2002 Plan was $0.

NOTE 9 - 401(k) Plan

The Company maintains two 401(k) plans (“the Napco Plan” and “the Marks Plan”) that cover all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $41,000 and $0 for the years ended June 30, 2012 and 2011. The Marks Plan was adopted by the Company subsequent to the Marks acquisition in August 2008 and provides for discretionary matching contributions. Company contributions to this plan were $3,000 and $0 for the years ended June 30, 2012 and 2011, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, which do not extend beyond fiscal 2016.  Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending June 30,	Amount
2013	$39,000
2014	16,000
2015	6,000
2016	1,000

Total	$62,000

Rent expense, with the exception of the land lease referred to below, totaled approximately $51,000 and $71,000 for the fiscal years ended June 30, 2012 and 2011, respectively.

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

Employment Agreements

As of June 30, 2012, the Company was obligated under one employment agreement and one severance agreement.  The employment agreement is with the Company’s Chief Executive Officer. The employment agreement provides for an annual salary of $587,000 as adjusted for inflation, incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement.  The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

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

The following represents selected consolidated geographical data for and as of the fiscal years ended June 30, 2012 and 2011:

Financial Information Relating to Domestic and Foreign Operations
	2012	2011
	(in thousands)
Sales to external customers(1):
Domestic	$67,311	$66,793
Foreign	3,617	4,599
Total Net Sales	$70,928	$71,392

Identifiable assets:
United States	$50,838	$54,426
Dominican Republic (2)	13,912	14,342
Other foreign countries	0	27
Total Identifiable Assets	$64,750	$68,795

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2012 = $9,866,000; 2011 = $9,955,000) and fixed assets (2012 = $3,936,000; 2011 = $4,189,000) located at the Company's principal manufacturing facility in the Dominican Republic.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A:  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

The consolidated financial statements have been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board. Their report expresses the independent accountant's judgment as to the fairness of management's reported operating results, cash flows and financial position. This judgment is based on the procedures described in the second paragraph of their report.

Napco Security Technologies management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

This annual report does not include an attestation report of Holtz Rubinstein Reminick LLP, our registered public accounting firm, regarding internal control over financial reporting. Management's Report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected or is likely to materially affect our internal controls over financial reporting.

ITEM 9B:  OTHER INFORMATION

None

PART III

The information called for by Part III is hereby incorporated by reference from the information set forth under the headings "Election of Directors", "Corporate Governance and Board Matters", "Executive Compensation", "Beneficial Ownership of Common Stock" and "Principal Accountant Fees" in the Company's definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)3 and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K for the fiscal year ended June 30, 2011
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K for the fiscal year ended June, 30 2011
Ex-3.(iii)	Amended and Restated By-Laws	Exhibit 3.(ii) to Report on Form 10-K for the fiscal year ended June 30, 2010
Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.06	Continuing General Security Agreement	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K for the fiscal year ended June 30, 2008
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K for fiscal year ended June 30, 2010
*Ex-10.M	Indemnification Agreement dated August 9, 1999	E-15
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K for the fiscal year ended June 30, 2010
Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Auditors	E-19
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22
Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23
Ex-101.INS	XBRL Instance Document†
Ex-101.SCH	XBRL Taxonomy Extension Schema Document†
Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

† Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 21, 2012

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By: /s/RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/RICHARD SOLOWAY	Chairman of the Board of Directors,	September 21, 2012
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/KEVIN S. BUCHEL	Senior Vice President of Operations	September 21, 2012
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/PAUL STEPHEN BEEBER	Director	September 21, 2012
Paul Stephen Beeber

/s/RANDY B. BLAUSTEIN	Director	September 21, 2012
Randy B. Blaustein

/s/ARNOLD BLUMENTHAL	Director	September 21, 2012
Arnold Blumenthal

/s/DONNA SOLOWAY	Director	September 21, 2012
Donna Soloway

/s/ANDREW J. WILDER	Director	September 21, 2012
Andrew J. Wilder