Form 10-Q
period 2012-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2012-11-13
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2012
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    November 12, 2012

COMMON STOCK, $.01 PAR VALUE PER SHARE      19,108,906

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:        FINANCIAL INFORMATION
Item 1.    Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(unaudited)	(audited)
ASSETS	(in thousands, except for share data)
CURRENT ASSETS
Cash and cash equivalents	$2,327	$2,979
Accounts receivable, net of reserves and allowances	14,549	16,408
Inventories	18,698	19,448
Prepaid expenses and other current assets	989	964
Income tax receivable	137	--
Deferred income taxes	657	650
Total Current Assets	37,357	40,449
Inventories - non-current	4,735	3,834
Deferred income taxes	1,718	1,762
Property, plant and equipment, net	7,060	7,247
Intangible assets, net	11,021	11,251
Other assets	227	207
TOTAL ASSETS	$62,118	$64,750
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long term debt	$1,600	$1,600
Accounts payable	3,707	3,163
Accrued expenses	1,345	1,814
Accrued salaries and wages	1,551	1,589
Accrued income taxes	--	78
Total Current Liabilities	8,203	8,244
Long-term debt, net of current maturities	16,500	18,657
Accrued income taxes	126	126
Total Liabilities	24,829	27,027
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,108,906 and 20,095,713 shares issued; and 19,108,906 and 19,095,713 shares outstanding, respectively	201	201
Additional paid-in capital	14,080	14,080
Retained earnings	28,623	29,057
	42,904	43,338
Less: Treasury Stock, at cost (1,000,000 shares)	(5,615)	(5,615)
TOTAL STOCKHOLDERS' EQUITY	37,289	37,723
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,118	$64,750

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,
	2012	2011
	(In thousands, except share and per share data)

Net sales	$15,216	$16,203
Cost of sales	11,080	12,047
Gross Profit	4,136	4,156
Selling, general, and administrative expenses	4,535	4,298
Operating Loss	(399)	(142)
Other expense:
Interest expense, net	177	304
Other, net	3	14
	180	318
Loss before Benefit for Income Taxes	(579)	(460)
Benefit for income taxes	145	293
Net Loss	$(434)	$(167)
Loss per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average number of shares outstanding:
Basic	19,097,000	19,096,000
Diluted	19,097,000	19,096,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended September 30,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(434)	$(167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	484	536
Deferred income taxes	37	36
Stock based compensation expense	--	7
Changes in operating assets and liabilities:
Accounts receivable	1,859	2,462
Inventories	(151)	(2,064)
Prepaid expenses and other current assets	(24)	274
Income tax receivable	(137)	(368)
Other assets	(23)	(29)
Accounts payable and accrued expenses	(41)	135
Net Cash Provided by Operating Activities	1,570	822
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(65)	(34)
Net Cash Used in Investing Activities	(65)	(34)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(2,157)	(893)
Net Cash Used in Financing Activities	(2,157)	(893)
Net Decrease in Cash and Cash Equivalents	(652)	(105)
CASH AND CASH EQUIVALENTS - Beginning	2,979	3,077
CASH AND CASH EQUIVALENTS - Ending	$2,327	$2,972
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$111	$290
Income taxes paid	$31	$464
NON-CASH FINANCING ACTIVITIES:
Surrender of shares for common stock options exercised	$47	$--

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2012

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

Significant Accounting Policies

The accompanying Condensed Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.   The results of operations for the period ended September 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The accounting policies used in preparing these unaudited Condensed Consolidated Financial Statements are consistent with those described in the June 30, 2012 Consolidated Financial Statements. In addition, the Condensed Consolidated Balance Sheet as of June 30, 2012 was derived from the audited financial statements but does not include all disclosures required by Generally Accepted Accounting Principles (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries, including those of Marks USA I, LLC (“Marks”), a subsidiary which acquired substantially all of the assets and certain liabilities of G. Marks Hardware Inc. on August 18, 2008. All inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at September 30, 2012 and June 30, 2012.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2012 and June 30, 2012.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $200,000 and for returns and other allowances of $1,010,000 and $1,184,000 as of September 30, 2012 and June 30, 2012, respectively.  Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

Inventories

Inventories are valued at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company’s overhead expenses are applied based, in part, upon estimates of the amounts of those expenses that are related to procuring and storing raw materials and of those related to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and actual results could differ from those estimates.

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

Changes in intangible assets are as follows (in thousands):

	September 30, 2012			June 30, 2012
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$9,800	$(4,818)	$4,982	$9,800	$(4,601)	$5,199
Non-compete agreement	340	(201)	139	340	(188)	152
Trade name	5,900	--	5,900	5,900	--	5,900
	$16,040	$(5,019)	$11,021	$16,040	$(4,789)	$11,251

Amortization expense for intangible assets subject to amortization was approximately $230,000 and $266,000 for the three months ended September 30, 2012 and 2011, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2013 - $917,000; 2014 - $781,000; 2015 - $667,000; 2016 - $529,000 and 2017 - $441,000. The weighted average amortization period for intangible assets was 15.5 years and 15.8 years at September 30, 2012 and June 30, 2012, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended September 30, 2012 and 2011 was $427,000 and $251,000, respectively. This increase resulted primarily from increased expenditures on a major tradeshow and additional media advertising during the 3 months ended September 30, 2012 as compared to the same period a year ago.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred and are included in "Cost of Sales" in the consolidated statements of operations.  Company-sponsored research and development expense for the three months ended September 30, 2012 and 2011was $1,336,000 and $1,031,000, respectively. The increase was due primarily to expenses relating to development of the Company’s iBridge™ tablet computer/touch screen keypad.

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

The following provides a reconciliation of information used in calculating the per share amounts (in thousands, except per share data):

	Three Months Ended September 30,
	Net Loss		Weighted Average Shares		Net Loss per Share
	2012	2011	2012	2011	2012	2011
Basic EPS	$(434)	$(167)	19,097	19,096	$(0.02)	$(0.01)
Effect of Dilutive Securities:
Stock Options	--	--	--	--	--	--
Diluted EPS	$(434)	$(167)	19,097	19,096	$(0.02)	$(0.01)

Options to purchase 1,383,140 and 1,410,140 shares of common stock for the three months ended September 30, 2012 and 2011, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $0 and $7,000 were recognized for the three months ended September 30, 2012 and 2011, respectively.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates.  Income and expense items are translated at average exchange rates prevailing during the fiscal year.  The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three months ended September 30, 2012 and 2011.

Comprehensive Income

For the three months ended September 30, 2012 and 2011, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income.  Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers in net sales ($121,000 and $136,000 for the three months ended September 30, 2012 and 2011, respectively) and classifies the costs associated with these revenues in cost of sales ($223,000 and $264,000 for the three months ended September 30, 2012 and 2011, respectively).

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

NOTE 2 - Business and Credit Concentrations

The Company had two customers with accounts receivable balances that aggregated 22% of the Company’s accounts receivable at September 30, 2012. One of these customers had an accounts receivable balance of 11% and 15% of the Company’s accounts receivable at September 30, 2012 and June 30, 2012, respectively. Sales to any one customer did not exceed 10% of net sales in any of the past three fiscal years.

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

Inventories, net of reserves consist of the following (in thousands):

	September 30, 2012	June 30, 2012
Component parts	$13,240	$13,155
Work-in-process	3,220	3,199
Finished product	6,973	6,928
	$23,433	$23,282
Classification of inventories, net of reserves:
Current	$18,698	$19,448
Non-current	4,735	3,834
	$23,433	$23,282

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following:

	September 30, 2012	June 30, 2012	Useful Life in Years
	(in thousands)
Land	$904	$904	--
Buildings	8,911	8,911	30 to 40
Molds and dies	6,757	6,748	3 to 5
Furniture and fixtures	2,320	2,317	5 to 10
Machinery and equipment	19,160	19,107	7 to 10
Leasehold improvements	372	372	Shorter of the lease term or life of asset
	38,424	38,359
Less: accumulated depreciation and amortization	31,364	31,112
	$7,060	$7,247

Depreciation and amortization expense on property, plant, and equipment was approximately $252,000 and $257,000 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 5 – Acquisition of Business

On August 18, 2008, the Company acquired substantially all of the assets and business of Marks for $25.2 million in cash, the repayment of $1 million of bank debt and the assumption of current liabilities. The Marks business involves the manufacturing and distribution of door-locking devices. The Company funded the acquisition with a term loan from its lenders, which has since been amended as described in Note 7.

NOTE 6 - Income Taxes

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2012 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2008 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the three months ended September 30, 2012 there was no change in the Company’s reserve for uncertain income tax positions. As a result, as of September 30, 2012 and June 30, 2012 the Company has a long-term accrued income tax liability of $126,000.

NOTE 7 - Long-Term Debt

As of September 30, 2012, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of September 30, 2012 and June 30, 2012 are as follows (dollars in thousands):

	September 30, 2012		June 30, 2012
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$6,000	3.1%	$7,757	3.1%
Term loans	12,100	3.1%	12,500	3.1%
Total debt	$18,100	3.1%	$20,257	3.1%

On June 29, 2012, the Company entered into a Third Amended and Restated Credit Agreement with the Company, as the Borrower, and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Agreement”).  The Agreement amended and restated the previous revolving credit facility and term loan as described above. The Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 2.0% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

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

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant.  At September 30, 2012, 1,471,480 stock options were granted, 364,520 stock options were available for grant, and 1,353,140 stock options were exercisable under this plan.

No options were granted during the three months ended September 30, 2012 or 2011.

The following table reflects activity under the 2002 Plan for the three months ended September 30,

	2012		2011
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of period	1,380,140	$2.95	1,380,140	$2.95
Granted	--	--	--	--
Terminated	--	--	--	--
Exercised	27,000	1.76	--	--
Outstanding, end of period	1,353,140	$2.95	1,380,140	$2.95
Exercisable, end of period	1,353,140	$2.95	1,372,140	$2.93
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	36,000		n/a
Total intrinsic value of options outstanding	$1,459,000		$407,000
Total intrinsic value of options exercisable	$1,459,000		$407,000

27,000 options were exercised during the three months ended September 30, 2012 and no options were exercised during the three months ended September 30, 2011. This exercise was paid for with 13,807 shares of the Company’s common stock which was retired upon receipt. Cash  received from option exercises for each of the three months ended September 30, 2012 and 2011 was $0 and the actual tax benefit realized for the tax deductions from option exercises totaled $0 for both of these periods.

The following table summarizes information about stock options outstanding under the 2002 Plan at September 30, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at September 30, 2012	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at September 30, 2012	Weighted average exercise price
$ 0.72 - $ 4.00	987,390	0.8	1.89	987,390	1.89
$ 4.01 - $ 7.50	328,250	4.3	5.29	328,250	5.29
$ 7.51 - $11.16	37,500	3.5	11.16	37,500	11.16
	1,353,140	1.7	2.97	1,353,140	2.97

As of September 30, 2012, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. All options outstanding under the 2002 Plan were vested as of the beginning of the current period; therefore, the total fair value of the options vested during the three months ended September 30, 2012 under the 2002 Plan was $0.

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

The following table reflects activity under the 2000 Plan for the three months ended September 30,

	2012		2011
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of period	30,000	$5.03	30,000	$5.03
Granted	--	--	--	--
Terminated	--	--	--	--
Exercised	--	--	--	--
Outstanding, end of period	30,000	$5.03	30,000	$5.03
Exercisable, end of period	30,000	$5.03	30,000	$5.03
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$0		$0
Total intrinsic value of options exercisable	$0		$0

As of September 30, 2012, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. All options outstanding under the 2000 Plan were vested as of the beginning of the current period; therefore, the total fair value of the options vested during the three months ended September 30, 2012 under the 2000 Plan was $0.

NOTE 9 - 401(k) Plan

The Company maintains two 401(k) plans (“the Napco Plan” and “the Marks Plan”) that cover all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $21,000 and $0 for the three months ended September 30, 2012 and 2011, respectively. The Marks Plan was adopted by the Company subsequent to the Marks acquisition in August 2008 and provides for discretionary matching contributions. Company contributions to this plan were $1,000 and $0 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases. Rent expense, with the exception of the land lease referred to below, totaled approximately $13,000 for each of  the three months ended September 30, 2012  and 2011.

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

Employment Agreements

As of September 30, 2012, the Company was obligated under one employment agreement and one severance agreement.  The employment agreement is with the Company’s Chief Executive Officer. The employment agreement provides for an annual salary of $587,000 as adjusted for inflation, incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement.  The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

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

The following represents selected consolidated geographical data:

Financial Information Relating to Domestic and Foreign Operations (in thousands)
	Three Months ended September 30,
	2012	2011
Sales to external customers(1):
Domestic	$14,265	$15,329
Foreign	951	874
Total Net Sales	$15,216	$16,203
	As of
	September 30, 2012	June 30, 2012
Identifiable assets:
United States	$48,324	$50,838
Dominican Republic (2)	13,794	13,912
Total Identifiable Assets	$62,118	$64,750

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (September 30, 2012 = $9,926,000; June 30, 2012 = $9,866,000) and fixed assets (September 30, 2012 = $3,823,000; June 30, 2012 = $3,936,000) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Overview

The Company is a diversified manufacturer of security products, encompassing electronic locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 6% and 5% of our revenues for the three months ended September 30, 2012 and 2011, respectively.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 6-8% of revenues to research and development (R&D) on an annual basis. The Company does not expect products resulting from our R&D investments in fiscal 2013 to contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its June 30, 2012 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Results of Operations

	Three months ended September 30, (dollars in thousands)
	2012	2011	% Increase/ (decrease)
Net sales	$15,216	$16,203	(6.1)%
Gross profit	4,136	4,156	(0.5)%
Gross profit as a % of net sales	27.2%	25.6%	6.3%
Selling, general and administrative	4,535	4,298	5.5%
Selling, general and administrative as a percentage of net sales	29.8%	26.5%	12.5%
Operating loss	(399)	(142)	181.0%
Interest expense, net	177	304	(41.8)%
Other expense (income)	3	14	(78.6)%
Benefit for income taxes	145	293	(50.5)%
Net loss	$(434)	$(167)	159.9%

Sales for the three months ended September 30, 2012 decreased by 6% to $15,216,000 as compared to $16,203,000 for the same period a year ago. The decrease in sales for the three months was primarily due to decreased sales in the Company’s intrusion ($1,061,000) and access control ($170,000) products as partially offset by an increase in the Company’s door-locking products ($244,000). The decrease in sales of intrusion products was due primarily to several intrusion customers reducing their inventory levels.

Gross profit for the three months ended September 30, 2012 remained relatively constant at $4,136,000 or 27.2% of sales as compared to $4,156,000 or 25.6% of sales for the same period a year ago. The increase in Gross profit as a percentage of sales for the three months was primarily due to a more favorable product mix as well as to the Company’s ongoing reductions in its manufacturing overhead expenses.

Selling, general and administrative expenses for the three months ended September 30, 2012 increased by $237,000 to $4,535,000, or 29.8% of sales, as compared to $4,298,000, or 26.5% of sales a year ago. The increase in Selling, general and administrative expenses for the three months was due primarily to increased tradeshow expenditures and additional sales staff.

Interest expense, net for the three months ended September 30, 2012 decreased by $127,000 to $177,000 as compared to $304,000 for the same period a year ago. The decrease in interest expense for the three months ended September 30, 2012 resulted from lower interest rates charged by the Company’s bank as well as lower outstanding debt in the current period.

The Company’s benefit for income taxes for the three months ended September 30, 2012 decreased by $148,000 to a benefit of $145,000 as compared to a benefit of $293,000 for the same period a year ago. The change in the provision for income taxes was caused by the change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the loss being generated by non-taxable foreign operations in the three months ended September 30, 2012 as compared to the same periods a year ago. As a result, the Company’s effective rate for income tax was 25% and 64% for the three months ended September 30, 2012 and 2011, respectively.

Net loss increased by $267,000 to $(434,000) or $(0.02) per diluted share for the three months ended September 30, 2012 as compared to $(167,000) or $(0.01) per diluted share for the same period a year ago. The change for the three months ended September 30, 2012 was primarily due to the items as described above.

Liquidity and Capital Resources

During the three months ended September 30, 2012 the Company utilized all of its cash from operations ($1,570,000) and a portion of its cash on hand at June 30, 2012 ($652,000 of $2,979,000) to repay outstanding debt ($2,157,000) and purchase property, plant and equipment ($65,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at September 30, 2012 decreased $1,859,000 to $14,549,000 as compared to $16,408,000 at June 30, 2012.  This decrease is primarily the result of the lower sales volume during the quarter ended September 30, 2012 as compared to the quarter ended June 30, 2012, which is typically the Company’s highest.

Inventories at September 30, 2012 remained relatively constant at $23,433,000 as compared to $23,282,000 at June 30, 2012.

Accounts payable and accrued expenses remained relatively constant at $6,603,000 as of September 30, 2012 as compared to $6,566,000 at June 30, 2012.

As of September 30, 2012, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

On June 29, 2012, the Company entered into a Third Amended and Restated Credit Agreement with the Company, as the Borrower, and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Agreement”).  The Agreement amended and restated the previous revolving credit facility and term loan as described above. The Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 2.0% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

 As of September 30, 2012 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At September 30, 2012, an aggregate principal amount of approximately $18,100,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 3.1%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $181,000 in interest that year.

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

At the conclusion of the period ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2012.

During the first quarter of fiscal 2013, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2012 during the three months ended September 30, 2012.

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

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2012

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)