Form 10-Q
period 2012-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2013-02-12
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2012
OR
_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification Number)

333 Bayview Avenue Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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
Large Accelerated Filer _____	Accelerated Filer _____	Non-Accelerated Filer ______	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ______                                                                      No       X

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    February 11, 2013

COMMON STOCK, $.01 PAR VALUE PER SHARE	19,296,335

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:         FINANCIAL INFORMATION
Item 1.   Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2012
	(unaudited)	(audited)
ASSETS	(in thousands, except for share data)
CURRENT ASSETS
Cash and cash equivalents	$2,377	$2,979
Accounts receivable, net of reserves and allowances	13,888	16,408
Inventories	17,909	19,448
Prepaid expenses and other current assets	1,045	964
Income tax receivable	214	--
Deferred income taxes	671	650
Total Current Assets	36,104	40,449
Inventories - non-current	5,317	3,834
Deferred income taxes	1,670	1,762
Property, plant and equipment, net	6,963	7,247
Intangible assets, net	10,792	11,251
Other assets	181	207

TOTAL ASSETS	$61,027	$64,750
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long term debt	$1,600	$1,600
Accounts payable	3,712	3,163
Accrued expenses	1,472	1,814
Accrued salaries and wages	1,409	1,589
Accrued income taxes	--	78

Total Current Liabilities	8,193	8,244

Long-term debt, net of current maturities	15,600	18,657
Accrued income taxes	126	126

Total Liabilities	23,919	27,027

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,796,813 and 20,095,713 shares issued; and 19,296,335 and 19,095,713 shares outstanding, respectively	208	201
Additional paid-in capital	15,449	14,080
Retained earnings	28,758	29,057
	44,415	43,338
Less: Treasury Stock, at cost (1,500,478 and 1,000,000 shares, respectively)	(7,307)	(5,615)

TOTAL STOCKHOLDERS' EQUITY	37,108	37,723

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,027	$64,750

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended December 31,
	2012	2011
	(In thousands, except share and per share data)

Net sales	$17,212	$17,617
Cost of sales	12,571	12,722

Gross Profit	4,641	4,895
Selling, general, and administrative expenses	4,287	4,000

Operating Income	354	895
Other expense:
Interest expense, net	141	298
Other, net	4	13

	145	311

Income before Provision for Income Taxes	209	584
Provision for income taxes	74	275

Net Income	$135	$309

Income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of shares outstanding:
Basic	19,154,000	19,096,000
Diluted	19,496,000	19,256,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Six months ended December 31,
	2012	2011
	(In thousands, except share and per share data)

Net sales	$32,428	$33,820
Cost of sales	23,651	24,769

Gross Profit	8,777	9,051
Selling, general, and administrative expenses	8,822	8,298

Operating (Loss) Income	(45)	753
Other expense:
Interest expense, net	318	602
Other, net	7	27

	325	629

(Loss) Income before Benefit for Income Taxes	(370)	124
Benefit for income taxes	(71)	(18)

Net (Loss) Income	$(299)	$142

(Loss) Income per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

Weighted average number of shares outstanding:
Basic	19,125,000	19,096,000
Diluted	19,125,000	19,176,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended December 31,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(299)	$142
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	974	1,080
Provision for doubtful accounts	20	(5)
Deferred income taxes	71	76
Stock based compensation expense	--	8
Changes in operating assets and liabilities:
Accounts receivable	2,500	3,235
Inventories	56	(1,426)
Prepaid expenses and other current assets	(81)	189
Income tax receivable	(214)	(78)
Other assets	19	(46)
Accounts payable and accrued expenses	(51)	(2,001)

Net Cash Provided by Operating Activities	2,995	1,174

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(224)	(211)

Net Cash Used in Investing Activities	(224)	(211)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(3,057)	(1,786)
Tax benefit from stock option exercise	119	--
Cash paid for purchase of treasury stock	(435)	--

Net Cash Used in Financing Activities	(3,373)	(1,786)

Net Decrease in Cash and Cash Equivalents	(602)	(823)
CASH AND CASH EQUIVALENTS - Beginning	2,979	3,077

CASH AND CASH EQUIVALENTS - Ending	$2,377	$2,254

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$242	$750
Income taxes paid	$31	467

NON-CASH FINANCING ACTIVITIES:
Surrender of shares for common stock options exercised	$1,257	$--

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2012

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Napco Security Technologies, Inc. and Subsidiaries (the "Company") is a diversified manufacturer of security products, encompassing electronic door-locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

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

Significant Accounting Policies

The accompanying Condensed Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.   The results of operations for the period ended December 31, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at December 31, 2012 and June 30, 2012.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2012 and June 30, 2012.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $220,000 and $200,000 and for returns and other allowances of $1,075,000 and $1,184,000 as of December 31, 2012 and June 30, 2012, respectively.  Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	December 31, 2012			June 30, 2012
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$9,800	$(5,035)	$4,765	$9,800	$(4,601)	$5,199
Non-compete agreement	340	(213)	127	340	(188)	152
Trade name	5,900	--	5,900	5,900	--	5,900
	$16,040	$(5,248)	$10,792	$16,040	$(4,789)	$11,251

Amortization expense for intangible assets subject to amortization was approximately $229,000 and $266,000 for the three months ended December 31, 2012 and 2011, respectively. Amortization expense for intangible assets subject to amortization was approximately $459,000 and $533,000 for the six months ended December 31, 2012 and 2011, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2013 - $917,000; 2014 - $781,000; 2015 - $667,000; 2016 - $529,000 and 2017 - $441,000. The weighted average amortization period for intangible assets was 15.3 years and 15.8 years at December 31, 2012 and June 30, 2012, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended December 31, 2012 and 2011 was $294,000 and $232,000, respectively. Advertising expense for the six months ended December 31, 2012 and 2011 was $721,000 and $483,000, respectively. The increase for the three months resulted primarily from increased media advertising during the three months ended December 31, 2012 as compared to the same period a year ago. The increase for the six months resulted primarily from increased expenditures on a major tradeshow and additional media advertising during the six months ended December 31, 2012 as compared to the same period a year ago.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred and are included in "Cost of Sales" in the consolidated statements of operations.  Company-sponsored research and development expense for the three months ended December 31, 2012 and 2011was $1,319,000 and $1,009,000, respectively. Company-sponsored research and development expense for the six months ended December 31, 2012 and 2011was $2,655,000 and $2,040,000, respectively. The increases for the three and six months was due primarily to expenses relating to development of the Company’s iBridge™ tablet computer/touch screen keypad.

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

Income (Loss) Per Share

Basic net income (loss) per common share (Basic EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income per common share (Diluted EPS) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following provides a reconciliation of information used in calculating the per share amounts (in thousands, except per share data):

	Three Months Ended December 31,
	Net Income		Weighted Average Shares		Net Income per Share
	2012	2011	2012	2011	2012	2011
Basic EPS	$135	$309	19,154	19,096	$0.01	$0.02
Effect of Dilutive Securities:
Stock Options	--	--	342	160	--	--
Diluted EPS	$135	$309	19,496	19,256	$0.01	$0.02

Options to purchase 395,750 and 1,250,280 shares of common stock for the three months ended December 31, 2012 and 2011, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

	Six Months Ended December 31,
	Net (Loss) Income		Weighted Average Shares		Net (Loss) Income per Share
	2012	2011	2012	2011	2012	2011
Basic EPS	$(299)	$142	19,125	19,096	$(0.02)	$0.01
Effect of Dilutive Securities:
Stock Options	--	--	--	80	--	--
Diluted EPS	$(434)	$142	19,125	19,176	$(0.02)	$0.01

Options to purchase 681,140 and 1,330,210 shares of common stock for the six months ended December 31, 2012 and 2011, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $0 and $1,000 were recognized for the three months ended December 31, 2012 and 2011, respectively. Stock-based compensation costs of $0 and $7,000 were recognized for the six months ended December 31, 2012 and 2011, respectively.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates.  Income and expense items are translated at average exchange rates prevailing during the fiscal year.  The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three and six months ended December 31, 2012 and 2011.

Comprehensive Income

For the three and six months ended December 31, 2012 and 2011, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income.  Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers in net sales ($128,000 and $139,000 for the three months ended December 31, 2012 and 2011, respectively, and $249,000 and $275,000 for the six months ended December 31, 2012 and 2011, respectively) and classifies the costs associated with these revenues in cost of sales ($259,000 and $293,000 for the three months ended December 31, 2012 and 2011, respectively, and $482,000 and $557,000 for the six months ended December 31, 2012 and 2011, respectively).

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

NOTE 2 - Business and Credit Concentrations

The Company had one customer with an accounts receivable balance 11% of the Company’s accounts receivable at December 31, 2012 and 15% at June 30, 2012. Sales to any one customer did not exceed 10% of net sales in any of the past three fiscal years.

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

Inventories, net of reserves consist of the following (in thousands):

	December 31, 2012	June 30, 2012
Component parts	$13,123	$13,155
Work-in-process	3,192	3,199
Finished product	6,911	6,928
	$23,226	$23,282

Classification of inventories, net of reserves:

	December 31, 2012	June 30, 2012
Current	$17,909	$19,448
Non-current	5,317	3,834
	$23,226	$23,282

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following:

	December 31, 2012	June 30, 2012	Useful Life in Years
	(in thousands)

Land	$904	$904	--
Buildings	8,911	8,911	30 to 40
Molds and dies	6,765	6,748	3 to 5
Furniture and fixtures	2,324	2,317	5 to 10
Machinery and equipment	19,306	19,107	7 to 10
Leasehold improvements	372	372	Shorter of the lease term or life of asset
	38,582	38,359

Less: accumulated depreciation and amortization	31,619	31,112
	$6,963	$7,247

Depreciation and amortization expense on property, plant, and equipment was approximately $256,000 and $262,000 for the three months ended December 31, 2012 and 2011, respectively and $507,000 and $520,000 for the six months ended December 31, 2012 and 2011, respectively.

NOTE 5 - Acquisition of Business

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2012 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2008 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the six months ended December 31, 2012 there was no change in the Company’s reserve for uncertain income tax positions. As a result, as of December 31, 2012 and June 30, 2012 the Company has a long-term accrued income tax liability of $126,000.

NOTE 7 - Long-Term Debt

As of December 31, 2012, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of December 31, 2012 and June 30, 2012 are as follows (dollars in thousands):

	December 31, 2012		June 30, 2012
	Outstanding	Interest Rate	Outstanding	Interest Rate

Revolving line of credit	$5,500	2.5%	$7,757	3.1%
Term loans	11,700	2.5%	12,500	3.1%
Total debt	$17,200	2.5%	$20,257	3.1%

On June 29, 2012, the Company entered into a Third Amended and Restated Credit Agreement with the Company, as the Borrower, and HSBC Bank USA, National Association as Lender, Administrative Agent and Collateral Agent (the “Agreement”).  The Agreement amended and restated the previous revolving credit facility and term loan as described above. The Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 2.0% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, the Company’s corporate headquarters in Amityville, N.Y., equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

NOTE 8 - Stock Options

In December 2012, the stockholders approved the 2012 Employee Stock Option Plan (the 2012 Plan).  The 2012 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards.  Under the 2012 Plan, the Company may grant stock options, which are intended to qualify as incentive stock options (ISOs), to valued employees.  Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2012 Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under the 2012 Plan shall vest in full upon a “change in control” as defined in the 2012 Plan. At December 31, 2012, no stock options were granted or exercisable and 950,000 stock options were available for grant under this plan.

In December 2012, the stockholders approved the 2012 Non-Employee Stock Option Plan (the 2012 Non-Employee Plan).  The 2012 Non-Employee Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards.  Under the 2012 Non-Employee Plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under the 2012 Non-Employee Plan shall vest in full upon a “change in control” as defined in the 2012 Non-Employee Plan. At December 31, 2012, no stock options were granted or exercisable and 50,000 stock options were available for grant under this plan.

In December 2002, the stockholders approved the 2002 Employee Stock Option Plan (the 2002 Plan).  The 2002 Plan expired in October 2012. The 2002 Plan authorized the granting of awards, the exercise of which would allow up to an aggregate of 1,836,000 shares of the Company's common stock to be acquired by the holders of such awards.  Under the 2002 Plan, the Company may have granted stock options, which were intended to qualify as incentive stock options (ISOs), to key employees.  Any plan participant who was granted ISOs and possessed more than 10% of the voting rights of the Company's outstanding common stock must have been granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant.  At December 31, 2012, 1,471,480 stock options were granted, 651,140 stock options were exercisable and no stock options were available for grant under this plan.

No options were granted under the 2002 Plan during the three or six months ended December 31, 2012 or 2011.

The following table reflects activity under the 2002 Plan for the six months ended December 31,

	2012		2011
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding, beginning of period	1,380,140	$2.95	1,380,140	$2.95
Granted	--	--	--	--
Terminated	--	--	--	--
Exercised	729,000	1.85	--	--

Outstanding, end of period	651,140	$4.18	1,380,140	$2.95

Exercisable, end of period	651,140	$4.18	1,380,140	$2.95

Weighted average fair value at grant date of options granted	n/a		n/a

Total intrinsic value of options exercised	$1,301,000		n/a
Total intrinsic value of options outstanding	$476,000		$600,000
Total intrinsic value of options exercisable	$476,000		$600,000

729,000 options were exercised during the six months ended December 31, 2012 and no options were exercised during the six months ended December 31, 2011. These exercises were paid for with 399,790 shares of the Company’s common stock, 27,900 of which were retired upon receipt. Cash  received from option exercises for each of the six months ended December 31, 2012 and 2011 was $0 and the actual tax benefit realized for the tax deductions from option exercises totaled $119,000 and $0 for these periods, respectively.

The following table summarizes information about stock options outstanding under the 2002 Plan at December 31, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2012	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2012	Weighted average exercise price
$ 1.62 - $ 4.00	285,390	1.1	$1.97	285,390	$1.97
$ 4.01 - $ 7.50	328,250	4.0	5.29	328,250	5.29
$ 7.51 - $ 11.16	37,500	3.2	11.16	37,500	11.16
	651,140	2.7	$4.18	651,140	$4.18

As of December 31, 2012, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. All options outstanding under the 2002 Plan were vested as of the beginning of the current period; therefore, the total fair value of the options vested during the six months ended December 31, 2012 under the 2002 Plan was $0.

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

As of December 31, 2012, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. All options outstanding under the 2000 Plan were vested as of the beginning of the current period; therefore, the total fair value of the options vested during the six months ended December 31, 2012 under the 2000 Plan was $0.

NOTE 9 – Stockholders’ Equity Transactions

During the three and six months ended December 31, 2012 certain employees exercised incentive stock options under the Company’s 2002 Plan totaling 702,000 and 729,000 shares, respectively. The exercises were completed as cashless exercises as allowed for under the 2002 Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees are based upon the per share price on the effective date of the option exercise. In addition, the Company repurchased 128,588 shares of its Common Stock from its Chief Executive Officer, Richard Soloway. The purchase price was $3.38 per share, the previous business day’s closing price on NASDAQ, for an aggregate purchase price of $434,627. The repurchase was to fund Mr. Soloway’s tax liability associated with the exercise of 675,000 options granted to him under the 2002 Plan. The repurchase was approved by the Board of Directors of the Company, including all of the independent directors. Mr. Soloway’s exercises resulted in a tax benefit to the Company of $119,000 which is included in Additional Paid-in Capital.

The following table reflects the activity of these equity transactions for the three and six months ended December 31, 2012 (dollars in thousands):

	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount

BALANCE June 30, 2012	20,095,713	$201	$14,080	(1,000,000)	$(5,615)
Options exercised	27,000	--	--	--	--
Shares surrendered and cancelled under option exercise	(13,807)	--	--	--	--

BALANCE September 30, 2012	20,108,906	$201	$14,080	(1,000,000)	$(5,615)
Options exercised	702,000	7	1,369	--	--
Shares surrendered and cancelled under option exercise	(14,093)	--	--	--	--
Shares surrendered and held in Treasury under option exercise	--	--		(371,890)	(1,257)
Shares repurchased and held in Treasury	--	--	--	(128,588)	(435)

BALANCE December 31, 2012	20,796,813	$208	$15,449	(1,500,478)	$(7,307)

NOTE 10 - 401(k) Plan

The Company maintains two 401(k) plans (“the Napco Plan” and “the Marks Plan”) that cover all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $23,000 and $0 and $44,000 and $0 for the three and six months ended December 31, 2012 and 2011, respectively. The Marks Plan was adopted by the Company subsequent to the Marks acquisition in August 2008 and provides for discretionary matching contributions. Company contributions to this plan were $1,000 and $0 and $2,000 and $0 for the three and six months ended December 31, 2012 and 2011, respectively.

NOTE 11 - Commitments and Contingencies

Leases

The Company is committed under various operating leases. Rent expense, with the exception of the land lease referred to below, totaled approximately $12,000 and $13,000 for each of the three months ended December 31, 2012 and 2011, respectively and $23,000 and $26,000 for each of the six months ended December 31, 2012 and 2011, respectively.

Land Lease

On April 26, 1993, one of the Company's foreign subsidiaries entered into a 99 year lease, expiring in 2092, for approximately four acres of land in the Dominican Republic at an annual cost of $288,000, on which the Company's principal production facility is located.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

Employment Agreements

As of December 31, 2012, the Company was obligated under two employment agreements and one severance agreement.  The employment agreements are with the Company’s Chief Executive Officer (“the CEO”) and Senior Vice President of Sales and Marketing (“the SVP”). The employment agreement with the CEO provides for an annual salary of $587,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement.  The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP provides for an annual salary of $274,400 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination.

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

The following represents selected consolidated geographical data:

	Three Months ended December 31,		Six Months ended December 31,
	2012	2011	2012	2011
Sales to external customers(1):
Domestic	$16,105	$16,578	$30,370	$31,907
Foreign	1,107	1,039	2,058	1,913

Total Net Sales	$17,212	$17,617	$32,428	$33,820

	As of
	December 31, 2012	June 30, 2012
Identifiable assets:
United States	$47,892	$50,838
Dominican Republic (2)	13,135	13,912

Total Identifiable Assets	$61,027	$64,750

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (December 31, 2012 = $9,253,000; June 30, 2012 = $9,866,000) and fixed assets (December 31, 2012 = $3,796,000; June 30, 2012 = $3,936,000) located at the Company's principal manufacturing facility in the Dominican Republic.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements.  For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, the uncertain economic, military and political conditions in the world, the ability to maintain adequate financing, our ability to maintain and develop competitive products, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar, distribution problems, unforeseen environmental liabilities, and the successful integration of Marks into our existing operations.

Overview

The Company is a diversified manufacturer of security products, encompassing electronic locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 6% of our revenues for both of the six month periods ended December 31, 2012 and 2011.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its 2012 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) there is a fixed and determinable price for the Company's product, (iii) shipment and passage of title occurs, and (iv) collectability is reasonably assured. Revenues from product sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of the sale. The Company reports its sales on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and other allowances and the amount of reserves established for anticipated sales returns and other allowances.

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

Results of Operations

	Three months ended December 31, (dollars in thousands)			Six months ended December 31, (dollars in thousands)
	2012	2011	% Increase/ (decrease)	2012	2011	% Increase/ (decrease)

Net sales	$17,212	$17,617	(2.3)%	$32,428	$33,820	(4.1)%
Gross profit	4,641	4,895	(5.2)%	8,777	9,051	(3.0)%
Gross profit as a % of net sales	27.0%	27.8%	(2.9)%	27.1%	26.8%	1.1%
Selling, general and administrative	4,287	4,000	7.2%	8,822	8,298	6.3%
Selling, general and administrative as a percentage of net sales	24.9%	22.7%	9.7%	27.2%	24.5%	11.0%
Operating income (loss)	354	895	(60.4)%	(45)	753	(106.0)%
Interest expense, net	141	298	(52.7)%	318	602	(47.2)%
Other expense	4	13	(69.2)%	7	27	(74.1)%
Provision (benefit) for income taxes	74	275	(73.1)%	(71)	(18)	294.4%

Net income (loss)	135	309	(56.3)%	(299)	142	(310.6)%

Sales for the three months ended December 31, 2012 decreased by 2% to $17,212,000 as compared to $17,617,000 for the same period a year ago. Sales for the six months ended December 31, 2012 decreased by 4% to $32,428,000 as compared to $33,820,000 for the same period a year ago. The decrease in sales for the three months was primarily due to decreased sales in the Company’s intrusion ($666,000) and access control ($21,000) products as partially offset by an increase in the Company’s door-locking products ($282,000). The decrease in sales for the six months was primarily due to decreased sales in the Company’s intrusion ($1,725,000) and access control ($191,000) products as partially offset by an increase in the Company’s door-locking products ($524,000). The decrease in sales of intrusion products for the three and six months was due primarily to several intrusion customers reducing their inventory levels. Sales were also negatively impacted by the Superstorm Sandy, which devastated portions of the Caribbean and the Mid-Atlantic and Northeastern United States with lesser impacts in the Southeastern and Midwestern states and Eastern Canada.

Gross profit for the three months ended December 31, 2012 decreased to $4,641,000 or 27.0% of sales as compared to $4,895,000 or 27.8% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2012 decreased to $8,777,000 or 27.1% of sales as compared to $9,051,000 or 26.8% of sales for the same period a year ago. The decrease in Gross profit for the three months was primarily due to the decrease in sales as well as increased expenditures on Research and Development primarily relating to the Company’s iBridge tablet-style keypad and related applications. The increases in Research and Development were $310,000 and $615,000 for the three and six months ended December 31, 2012, respectively, as compared to the same periods a year ago. The iBridge products are expected to be released in the spring of 2013.

Selling, general and administrative expenses for the three months ended December 31, 2012 increased by $287,000 to $4,287,000, or 24.9% of sales, as compared to $4,000,000, or 22.7% of sales a year ago. Selling, general and administrative expenses for the six months ended December 31, 2012 increased by $524,000 to $8,822,000, or 27.2% of sales, as compared to $8,298,000, or 24.5% of sales a year ago. The increase in Selling, general and administrative expenses for the three and six months was due primarily to additional sales personnel and increased advertising and tradeshow expenditures.

Interest expense, net for the three months ended December 31, 2012 decreased by $157,000 to $141,000 as compared to $298,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2012 decreased by $284,000 to $318,000 as compared to $602,000 for the same period a year ago. The decrease in interest expense for the three and six months ended December 31, 2012 resulted from lower interest rates charged by the Company’s bank as well as lower outstanding debt in the current period.

The Company’s provision for income taxes for the three months ended December 31, 2012 decreased by $201,000 to $74,000 as compared to $275,000 for the same period a year ago. The Company’s benefit for income taxes for the six months ended December 31, 2012 increased by $53,000 to a benefit of $71,000 as compared to a benefit of $18,000 for the same period a year ago. The change in the provision for income taxes was caused primarily by the changes in consolidated net income as well as the change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the loss being generated by non-taxable foreign operations for the three and six months ended December 31, 2012 as compared to the same periods a year ago. As a result, the Company’s effective rate for income tax was 35% and 47% for the three months ended December 31, 2012 and 2011, respectively, and 19% and (15)% for the six months ended December 31, 2012 and 2011, respectively.

Net income decreased by $174,000 to $135,000 or $0.01 per diluted share for the three months ended December 31, 2012 as compared to $309,000 or $0.02 per diluted share for the same period a year ago. Net income decreased by $441,000 to a loss of $(299,000) or $(0.02) per diluted share for the six months ended December 31, 2012 as compared to $142,000 or $0.01 per diluted share for the same period a year ago. The changes for the three and six months ended December 31, 2012 were primarily due to the items as described above.

Liquidity and Capital Resources

During the six months ended December 31, 2012 the Company utilized all of its cash from operations ($2,995,000) and a portion of its cash on hand at June 30, 2012 ($721,000 of $2,979,000) to repay outstanding debt ($3,057,000), purchase treasury stock ($435,000) and purchase property, plant and equipment ($224,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at December 31, 2012 decreased $2,520,000 to $13,888,000 as compared to $16,408,000 at June 30, 2012.  This decrease is primarily the result of the lower sales volume during the quarter ended December 31, 2012 as compared to the quarter ended June 30, 2012, which is typically the Company’s highest.

Inventories at December 31, 2012 remained relatively constant at $23,226,000 as compared to $23,282,000 at June 30, 2012.

Accounts payable and accrued expenses remained relatively constant at $6,593,000 as of December 31, 2012 as compared to $6,566,000 at June 30, 2012.

As of December 31, 2012, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. The Company’s long-term debt is described more fully in Note 7 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of December 31, 2012 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At December 31, 2012, an aggregate principal amount of approximately $17,200,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 2.5%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $172,000 in interest that year.

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

At the conclusion of the period ended December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2012.

During the second quarter of fiscal 2013, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2012 during the three months ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

December 1, 2012 - December 31, 2012	128,588	$3.38	--	--

Total for the Quarter ended December 31, 2012	128,588	$3.38	--	--

On December 10, 2012 the registrant repurchased 128,588 shares of its Common Stock from its Chief Executive Officer, Richard Soloway, The purchase price was $3.38 per share, the previous business day’s closing price on NASDAQ, for an aggregate purchase price of $434,627.44. The repurchase was to fund Mr. Soloway’s tax liability associated with the exercise of 675,000 options granted to him under the registrant’s 2002 Employee Stock Option Plan. The repurchase by the registrant was approved by the Board of Directors of the registrant, including all of the independent directors.

Item 6.	Exhibits

10.B	2012 Employee Stock Option Plan

10.C	2012 Non-Employee Stock Option Plan

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

February 12, 2013

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)

EXHIBITS

Exhibit No.	Title
Ex-10.B	2012 Employee Stock Option Plan	Appendix A to the Proxy Statement filed under cover of Schedule 14A filed on dated October 26, 2012

Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to the Proxy Statement filed under cover of Schedule 14A filed on dated October 26, 2012

Ex-31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President

Ex-31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance

Ex-32.1	Section 1350 Certifications

Ex-101.INS	XBRL Instance Document*

Ex-101.SCH	XBRL Taxonomy Extension Schema Document*

Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
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