Form 10-Q
period 2013-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2013-05-13
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2013
OR
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification Number)

333 Bayview Avenue Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

(631) 842-9400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ___       Accelerated Filer ___       Non-Accelerated Filer ___       Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ___                                             No X

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    May 10, 2013

COMMON STOCK, $.01 PAR VALUE PER SHARE    19,296,335

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:    FINANCIAL INFORMATION
Item 1.       Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2013	June 30, 2012
	(unaudited)	(audited)
ASSETS	(in thousands, except for share data)
CURRENT ASSETS
Cash and cash equivalents	$1,856	$2,979
Accounts receivable, net of reserves and allowances	14,532	16,408
Inventories	17,299	19,448
Prepaid expenses and other current assets	949	964
Income tax receivable	33	--
Deferred income taxes	650	650
Total Current Assets	35,319	40,449
Inventories - non-current	5,129	3,834
Deferred income taxes	1,874	1,762
Property, plant and equipment, net	6,793	7,247
Intangible assets, net	10,563	11,251
Other assets	188	207
TOTAL ASSETS	$59,866	$64,750
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long term debt	$1,600	$1,600
Accounts payable	3,224	3,163
Accrued expenses	1,054	1,814
Accrued salaries and wages	1,420	1,589
Accrued income taxes	--	78
Total Current Liabilities	7,298	8,244
Long-term debt, net of current maturities	15,200	18,657
Accrued income taxes	154	126
Total Liabilities	22,652	27,027
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,796,813 and 20,095,713 shares issued; and 19,296,335 and 19,095,713 shares outstanding, respectively	208	201
Additional paid-in capital	15,444	14,080
Retained earnings	28,869	29,057
	44,521	43,338
Less: Treasury Stock, at cost (1,500,478 and 1,000,000 shares, respectively)	(7,307)	(5,615)
TOTAL STOCKHOLDERS' EQUITY	37,214	37,723
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,866	$64,750

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands, except share and per share data)

Net sales	$17,163	$17,236
Cost of sales	12,511	12,172

Gross Profit	4,652	5,064
Selling, general, and administrative expenses	4,394	4,375

Operating Income	258	689
Other expense:
Interest expense, net	122	287
Other, net	3	15

	125	302

Income before Provision for Income Taxes	133	387
Provision for income taxes	22	84

Net Income	$111	$303
Net Income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of shares outstanding:
Basic	19,296,000	19,096,000
Diluted	19,419,000	19,409,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Nine months ended March 31,
	2013	2012
	(In thousands, except share and per share data)

Net sales	$49,591	$51,056
Cost of sales	36,162	36,941

Gross Profit	13,429	14,115
Selling, general, and administrative expenses	13,216	12,673

Operating Income	213	1,442
Other expense:
Interest expense, net	440	889
Other, net	10	42

	450	931

(Loss) Income before (Benefit) Provision for Income Taxes	(237)	511
(Benefit) Provision for income taxes	(49)	66

Net (Loss) Income	$(188)	$445
Net (Loss) Income per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted average number of shares outstanding:
Basic	19,181,000	19,096,000
Diluted	19,181,000	19,253,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended March 31,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(188)	$445
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,467	1,638
Provision for doubtful accounts	20	--
Deferred income taxes	(112)	215
Stock based compensation expense	--	8
Changes in operating assets and liabilities:
Accounts receivable	1,856	3,903
Inventories	854	(85)
Prepaid expenses and other current assets	16	159
Income tax receivable	(33)	(133)
Other assets	9	(44)
Accounts payable and accrued expenses	(918)	(3,077)

Net Cash Provided by Operating Activities	2,971	3,029

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(316)	(430)

Net Cash Used in Investing Activities	(316)	(430)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(3,457)	(2,679)
Tax benefit from stock option exercise	114	--
Cash paid for purchase of treasury stock	(435)	--

Net Cash Used in Financing Activities	(3,778)	(2,679)

Net Decrease in Cash and Cash Equivalents	(1,123)	(80)
CASH AND CASH EQUIVALENTS - Beginning	2,979	3,077

CASH AND CASH EQUIVALENTS - Ending	$1,856	$2,997

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$353	$938
Income taxes paid	$31	467

NON-CASH FINANCING ACTIVITIES:
Surrender of shares for common stock options exercised	$1,257	$--

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013

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

Significant Accounting Policies

The accompanying Condensed Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.   The results of operations for the period ended March 31, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at March 31, 2013 and June 30, 2012.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2013 and June 30, 2012.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $220,000 and $200,000 and for returns and other allowances of $1,045,000 and $1,184,000 as of March 31, 2013 and June 30, 2012, respectively.  Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

The Company’s acquisition of substantially all of the assets and certain liabilities of Marks included intangible assets recorded at fair value on the date of acquisition. The intangible assets are amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life.

Changes in intangible assets are as follows (in thousands):

	March 31, 2013			June 30, 2012
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$9,800	$(5,252)	$4,548	$9,800	$(4,601)	$5,199
Non-compete agreement	340	(225)	115	340	(188)	152
Trade name	5,900	--	5,900	5,900	--	5,900
	$16,040	$(5,477)	$10,563	$16,040	$(4,789)	$11,251

Amortization expense for intangible assets subject to amortization was approximately $229,000 and $266,000 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense for intangible assets subject to amortization was approximately $688,000 and $799,000 for the nine months ended March 31, 2013 and 2012, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2013 - $917,000; 2014 - $781,000; 2015 - $667,000; 2016 - $529,000 and 2017 - $441,000. The weighted average amortization period for intangible assets was 15.1 years and 15.8 years at March 31, 2013 and June 30, 2012, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended March 31, 2013 and 2012 was $124,000 and $388,000, respectively. Advertising expense for the nine months ended March 31, 2013 and 2012 was $847,000 and $871,000, respectively. The decrease for the three months resulted primarily from the timing of a major tradeshow. Last year this tradeshow occurred during the quarter ended March 31, 2012 while this year the same tradeshow occurred subsequent to March 31, 2013. For the nine months, this decrease was partially offset by increased expenditures on another major tradeshow and media advertising as compared to the same period a year ago.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred and are included in "Cost of Sales" in the consolidated statements of operations.  Company-sponsored research and development expense for the three months ended March 31, 2013 and 2012 was $1,187,000 and $1,094,000, respectively. Company-sponsored research and development expense for the nine months ended March 31, 2013 and 2012 was $3,842,000 and $3,134,000, respectively. The increases for the three and nine months was due primarily to expenses relating to development of the Company’s iBridge™ tablet computer/touch screen keypad.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share (Basic EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income per common share (Diluted EPS) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following provides a reconciliation of information used in calculating the per share amounts (in thousands, except per share data):

	Three Months Ended March 31,
	Net Income		Weighted Average Shares		Net Income per Share
	2013	2012	2013	2012	2013	2012
Basic EPS	$111	$303	19,296	19,096	$0.01	$0.02
Effect of Dilutive Securities:
Stock Options	--	--	123	313	--	--
Diluted EPS	$111	$303	19,419	19,409	$0.01	$0.02

Options to purchase 395,750 shares of common stock for the three months ended March 31, 2013 and 2012 were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

	Nine Months Ended March 31,
	Net (Loss) Income		Weighted Average Shares		Net (Loss) Income per Share
	2013	2012	2013	2012	2013	2012
Basic EPS	$(188)	$445	19,181	19,096	$(0.01)	$0.02
Effect of Dilutive Securities:
Stock Options	--	--	--	157	--	--
Diluted EPS	$(188)	$445	19,181	19,253	$(0.01)	$0.02

Options to purchase 672,740 and 733,880 shares of common stock for the nine months ended March 31, 2013 and 2012, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

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

There were no stock-based compensation costs for the three months ended March 31, 2013 and 2012. Stock-based compensation costs of $0 and $8,000 were recognized for the nine months ended March 31, 2013 and 2012, respectively.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates.  Income and expense items are translated at average exchange rates prevailing during the fiscal year.  The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three and nine months ended March 31, 2013 and 2012.

Comprehensive Income

For the three and nine months ended March 31, 2013 and 2012, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income.  Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers in net sales ($118,000 and $159,000 for the three months ended March 31, 2013 and 2012, respectively, and $367,000 and $434,000 for the nine months ended March 31, 2013 and 2012, respectively) and classifies the costs associated with these revenues in cost of sales ($266,000 and $267,000 for the three months ended March 31, 2013 and 2012, respectively, and $748,000 and $824,000 for the nine months ended March 31, 2013 and 2012, respectively).

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

NOTE 2 - Business and Credit Concentrations

The Company had one customer with an accounts receivable balance equal to 11% of the Company’s accounts receivable at March 31, 2013 and 15% at June 30, 2012. Sales to any one customer did not exceed 10% of net sales in any of the past three fiscal years.

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

Inventories, net of reserves consist of the following (in thousands):

	March 31, 2013	June 30, 2012
Component parts	$12,696	$13,155
Work-in-process	3,074	3,199
Finished product	6,658	6,928
	$22,428	$23,282

Classification of inventories, net of reserves:
	March 31, 2013	June 30, 2012
Current	$17,299	$19,448
Non-current	5,129	3,834
	$22,428	$23,282

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following:

	March 31, 2013	June 30, 2012	Useful Life in Years
	(in thousands)
Land	$904	$904	--
Buildings	8,911	8,911	30 to 40
Molds and dies	6,783	6,748	3 to 5
Furniture and fixtures	2,324	2,317	5 to 10
Machinery and equipment	19,380	19,107	7 to 10
Leasehold improvements	372	372	Shorter of the lease term or life of asset
	38,674	38,359
Less: accumulated depreciation and amortization	31,881	31,112
	$6,793	$7,247

Depreciation and amortization expense on property, plant, and equipment was approximately $262,000 and $278,000 for the three months ended March 31, 2013 and 2012, respectively and $769,000 and $797,000 for the nine months ended March 31, 2013 and 2012, respectively.

NOTE 5 - Income Taxes

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2013 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2008 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the three and nine months ended March 31, 2013 the Company increased its reserve for uncertain income tax positions by $28,000. As a result, as of March 31, 2013 and June 30, 2012 the Company has a long-term accrued income tax liability of $154,000 and $126,000, respectively.

NOTE 6 - Long-Term Debt

As of March 31, 2013, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of March 31, 2013 and June 30, 2012 are as follows (dollars in thousands):

	March 31, 2013		June 30, 2012
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$5,500	2.5%	$7,757	3.1%
Term loans	11,300	2.5%	12,500	3.1%
Total debt	$16,800	2.5%	$20,257	3.1%

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

NOTE 7 - Stock Options

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

Under the 2012 Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under the 2012 Plan shall vest in full upon a “change in control” as defined in the 2012 Plan. At March 31, 2013, no stock options were granted or exercisable and 950,000 stock options were available for grant under this plan.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under the 2012 Non-Employee Plan shall vest in full upon a “change in control” as defined in the 2012 Non-Employee Plan. At March 31, 2013, no stock options were granted or exercisable and 50,000 stock options were available for grant under this plan.

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

No options were granted under the 2002 Plan during the three or nine months ended March 31, 2013 or 2012.

The following table reflects activity under the 2002 Plan for the nine months ended March 31,

	2013		2012
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of period	1,380,140	$2.95	1,380,140	$2.95
Granted	--	--	--	--
Terminated	--	--	--	--
Exercised	729,000	1.85	--	--
Outstanding, end of period	651,140	$4.18	1,380,140	$2.95
Exercisable, end of period	651,140	$4.18	1,380,140	$2.95
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$1,301,000		n/a
Total intrinsic value of options outstanding	$578,000		$1,259,000
Total intrinsic value of options exercisable	$578,000		$1,259,000

729,000 options were exercised during the nine months ended March 31, 2013 and no options were exercised during the nine months ended March 31, 2012. These exercises were paid for with 399,790 shares of the Company’s common stock, 27,900 of which were retired upon receipt. Cash  received from option exercises for each of the nine months ended March 31, 2013 and 2012 was $0 and the actual tax benefit realized for the tax deductions from option exercises totaled $114,000 and $0 for these periods, respectively.

The following table summarizes information about stock options outstanding under the 2002 Plan at March 31, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at March 31, 2013	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at March 31, 2013	Weighted average exercise price
$1.62 - $4.00	285,390	0.8	$1.97	285,390	$1.97
$4.01 - $7.50	328,250	3.8	5.29	328,250	5.29
$7.51 - $11.16	37,500	3.0	11.16	37,500	11.16
	651,140	2.4	$4.18	651,140	$4.18

As of March 31, 2013, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. All options outstanding under the 2002 Plan were vested as of the beginning of the current period; therefore, the total fair value of the options vested during the nine months ended March 31, 2013 under the 2002 Plan was $0.

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

The following table reflects activity under the 2000 Plan for the nine months ended March 31,

	2013		2012
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of period	30,000	$5.03	30,000	$5.03
Granted	--	--	--	--
Terminated	--	--	--	--
Exercised	--	--	--	--
Outstanding, end of period	30,000	$5.03	30,000	$5.03
Exercisable, end of period	30,000	$5.03	30,000	$5.03
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$0		$0
Total intrinsic value of options exercisable	$0		$0

As of March 31, 2013, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. All options outstanding under the 2000 Plan were vested as of the beginning of the current period; therefore, the total fair value of the options vested during the nine months ended March 31, 2013 under the 2000 Plan was $0.

NOTE 8 – Stockholders’ Equity Transactions

During the first nine months of fiscal 2013 certain employees exercised incentive stock options under the Company’s 2002 Plan totaling 729,000 shares.  No incentive stock options were exercised during the three months ended March 31, 2013. The exercises were completed as cashless exercises as allowed for under the 2002 Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees are based upon the per share price on the effective date of the option exercise. In addition, the Company repurchased 128,588 shares of its Common Stock from its Chief Executive Officer, Richard Soloway. The purchase price was $3.38 per share, the previous business day’s closing price on NASDAQ, for an aggregate purchase price of $434,627. The repurchase was to fund Mr. Soloway’s tax liability associated with the exercise of 675,000 options granted to him under the 2002 Plan. The repurchase was approved by the Board of Directors of the Company, including all of the independent directors. Mr. Soloway’s exercises resulted in a tax benefit to the Company of $114,000 which is included in Additional Paid-in Capital.

The following table reflects the activity of these equity transactions for the nine months ended March 31, 2013 (dollars in thousands):

	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount
BALANCE June 30, 2012	20,095,713	$201	$14,080	(1,000,000)	$(5,615)
Options exercised	729,000	7	1,364	--	--
Shares surrendered and cancelled under option exercise	(27,900)	--	--	--	--
Shares surrendered and held in Treasury under option exercise	--	--		(371,890)	(1,257)
Shares repurchased and held in Treasury	--	--	--	(128,588)	(435)
BALANCE March 31, 2013	20,796,813	$208	$15,444	(1,500,478)	$(7,307)

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $27,000 and $19,000 and $73,000 and $19,000 for the three and nine months ended March 31, 2013 and 2012, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases. Rent expense, with the exception of the land lease referred to below, totaled approximately $14,000 and $12,000 for the three months ended March 31, 2013 and 2012, respectively and $37,000 and $38,000 for the nine months ended March 31, 2013 and 2012, respectively.

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

Employment Agreements

As of March 31, 2013, the Company was obligated under two employment agreements and one severance agreement.  The employment agreements are with the Company’s Chief Executive Officer (“the CEO”) and Senior Vice President of Sales and Marketing (“the SVP”). The employment agreement with the CEO provides for an annual salary of $587,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement.  The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP provides for an annual salary of $274,400 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination.

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

The following represents selected consolidated geographical data:

	Three Months ended March 31,		Nine Months ended March 31,
	2013	2012	2013	2012
Sales to external customers(1):
Domestic	$16,174	$16,423	$46,543	$48,330
Foreign	989	813	3,048	2,726
Total Net Sales	$17,163	$17,236	$49,591	$51,056
	As of
	March 31, 2013	June 30, 2012
Identifiable assets:
United States	$47,105	$50,838
Dominican Republic (2)	12,761	13,912
Total Identifiable Assets	$59,866	$64,750

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (March 31, 2013 = $8,962,000; June 30, 2012 = $9,866,000) and fixed assets (March 31, 2013 = $3,675,000; June 30, 2012 = $3,936,000) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Overview

The Company is a diversified manufacturer of security products, encompassing electronic locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 6% of our revenues for both of the nine month periods ended March 31, 2013 and 2012.

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

Results of Operations

	Three months ended March 31, (dollars in thousands)			Nine months ended March 31, (dollars in thousands)
	2013	2012	% Increase/ (decrease)	2013	2012	% Increase/ (decrease)
Net sales	$17,163	$17,236	(0.4)%	$49,591	$51,056	(2.9)%
Gross profit	4,652	5,064	(8.1)%	13,429	14,115	(4.9)%
Gross profit as a % of net sales	27.1%	29.4%	(2.3)%	27.1%	27.6%	(0.5)%
Selling, general and administrative	4,394	4,375	0.4%	13,216	12,673	4.3%
Selling, general and administrative as a percentage of net sales	25.6%	25.4%	0.2%	26.6%	24.8%	1.8%
Operating income	258	689	(62.6)%	213	1,442	(85.2)%
Interest expense, net	122	287	(57.5)%	440	889	(50.5)%
Other expense	3	15	(80.0)%	10	42	(76.2)%
Provision (benefit) for income taxes	22	84	(73.8)%	(49)	66	(174.2)%
Net income (loss)	111	303	(63.4)%	(188)	445	(142.2)%

Sales for the three months ended March 31, 2013 remained relatively constant at $17,163,000 as compared to $17,236,000 for the same period a year ago. Sales for the nine months ended March 31, 2013 decreased by 3% to $49,591,000 as compared to $51,056,000 for the same period a year ago. Sales for the three months reflected decreased sales in the Company’s intrusion ($1,164,000) and access control ($177,000) products as partially offset by an increase in the Company’s door-locking products ($1,268,000). The decrease in sales for the nine months was primarily due to decreased sales in the Company’s intrusion ($2,888,000) and access control ($368,000) products as partially offset by an increase in the Company’s door-locking products ($1,791,000). The decrease in sales of intrusion products for the three and nine months was due primarily to several intrusion customers reducing their inventory levels as well as decreased demand from one of the Company’s large intrusion dealers. Sales for the nine months and to a lesser extent the three months were also negatively impacted by the storm known as Superstorm Sandy, which devastated portions of the Caribbean and the Mid-Atlantic and Northeastern United States with lesser impacts in the Southeastern and Midwestern states and Eastern Canada.

Gross profit for the three months ended March 31, 2013 decreased to $4,652,000 or 27.1% of sales as compared to $5,064,000 or 29.4% of sales for the same period a year ago. Gross profit for the nine months ended March 31, 2013 decreased to $13,429,000 or 27.1% of sales as compared to $14,115,000 or 27.6% of sales for the same period a year ago. The decrease in gross profit for the three and nine months was primarily due to increased expenditures on Research and Development primarily relating to the Company’s iBridge tablet-style keypad and related applications as well as a one-time payment by the Company of $175,000 as settlement of a product licensing dispute. The increases in Research and Development were $93,000 and $708,000 for the three and nine months ended March 31, 2013, respectively, as compared to the same periods a year ago. The decrease in gross profit for the nine months was also due to the decrease in sales for the nine months ended March 31, 2013 as compared to the same period a year ago.

Selling, general and administrative expenses for the three months ended March 31, 2013 remained relatively constant at  $4,394,000, or 25.6% of sales, as compared to $4,375,000, or 25.4% of sales a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2013 increased by $543,000 to $13,216,000, or 26.6% of sales, as compared to $12,673,000, or 24.8% of sales a year ago.

Selling, general and administrative expenses for the three months reflected increased expenses relating to additional sales personnel and advertising and were offset by the timing of a major tradeshow.  Last year this tradeshow occurred during the quarter ended March 31, 2012 while this year the same tradeshow occurred subsequent to March 31, 2013. In addition, the increase in Selling, general and administrative expenses for the nine months was due primarily to these factors as well as to increased expenditures relating to a tradeshow that occurred in the first six months of fiscal years 2013 and 2012.

Interest expense, net for the three months ended March 31, 2013 decreased by $165,000 to $122,000 as compared to $287,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2013 decreased by $449,000 to $440,000 as compared to $889,000 for the same period a year ago. The decrease in interest expense for the three and nine months ended March 31, 2013 resulted from lower interest rates charged by the Company’s bank as well as lower outstanding debt in the current period.

The Company’s provision for income taxes for the three months ended March 31, 2013 decreased by $62,000 to $22,000 as compared to $84,000 for the same period a year ago. The Company’s provision for income taxes for the nine months ended March 31, 2013 decreased by $115,000 to a benefit of $(49,000) as compared to a provision of $66,000 for the same period a year ago. The change in the provision (benefit) for income taxes was caused primarily by the changes in consolidated net income as well as the change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the loss being generated by non-taxable foreign operations for the three and nine months ended March 31, 2013 as compared to the same periods a year ago. As a result, the Company’s effective rate for income tax was 17% and 22% for the three months ended March 31, 2013 and 2012, respectively, and 21% and 13% for the nine months ended March 31, 2013 and 2012, respectively.

Net income decreased by $192,000 to $111,000 or $0.01 per diluted share for the three months ended March 31, 2013 as compared to $303,000 or $0.02 per diluted share for the same period a year ago. Net income decreased by $633,000 to a loss of $(188,000) or $(0.01) per diluted share for the nine months ended March 31, 2013 as compared to $445,000 or $0.02 per diluted share for the same period a year ago. The changes for the three and nine months ended March 31, 2013 were primarily due to the items as described above.

Liquidity and Capital Resources

During the nine months ended March 31, 2013 the Company utilized all of its cash from operations ($2,971,000) and a portion of its cash on hand at June 30, 2012 ($1,237,000 of $2,979,000) to repay outstanding debt ($3,457,000), purchase treasury stock ($435,000) and purchase property, plant and equipment ($316,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at March 31, 2013 decreased $1,876,000 to $14,532,000 as compared to $16,408,000 at June 30, 2012.  This decrease is primarily the result of the lower sales volume during the quarter ended March 31, 2013 as compared to the quarter ended June 30, 2012, which is typically the Company’s highest.

Inventories at March 31, 2013 decreased $854,000 to $22,428,000 as compared to $23,282,000 at June 30, 2012. This decrease is primarily the result of earlier and more accurate forecasting of product demand from the Company’s customers. Non-current inventories increased by $1,295,000 to $5,129,000 at March 31, 2013 from $3,834,000 at June 30, 2012. This increase was due to shifts made in the Company’s forecast of demand by product line.

Accounts payable and accrued expenses decreased $868,000 to $5,698,000 as of March 31, 2013 as compared to $6,566,000 at June 30, 2012.  This decrease is due primarily to the reduction in inventory discussed above.

As of March 31, 2013, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. The Company’s long-term debt is described more fully in Note 7 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

 As of March 31, 2013 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At March 31, 2013, an aggregate principal amount of approximately $16,800,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 2.5%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $168,000 in interest that year.

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

At the conclusion of the period ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2013.

During the third quarter of fiscal 2013, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.   Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2012 during the three months ended March 31, 2013.

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

May 13, 2013

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)

Exhibit No.	Title
Ex-31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President
Ex-31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance
Ex-32.1	Section 1350 Certifications
Ex-101.INS	XBRL Instance Document*
Ex-101.SCH	XBRL Taxonomy Extension Schema Document*
Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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