Form 10-K
period 2013-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2013-09-17
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2013
or
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
Large accelerated filer _  Accelerated filer _  Non-accelerated filer _ Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes _  No X

As of December 31, 2012, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $44,821,923.

As of September 16, 2013, 19,296,335 shares of common stock of Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2013 Annual Meeting of Stockholders.

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

The Company manufactures and markets the following products for alarm systems:

Automatic Communicators. When a control panel is activated by a signal from an intrusion detector, it activates a communicator that can automatically dial one or more pre-designated telephone numbers utilizing wired (“landline”) or cellular communications systems. If programmed to do so, a digital communicator dials the telephone number of a central monitoring station and communicates in computer language to a digital communicator receiver, which signals an alarm message.

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

Research and Development

The Company's business involves a high technology element. During the fiscal years ended June 30, 2013 and 2012, the Company expended approximately $5,119,000 and $4,264,000, respectively, on Company-sponsored research and development activities conducted by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2013, the Company had 908 full-time employees.

Marketing

The Company's staff of 44 sales and marketing support employees located at the Company's Amityville offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 53% of the Company's total sales for each of the fiscal years ended June 30, 2013 and 2012. The remaining revenues are primarily from installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities.

In the ordinary course of the Company's business the Company grants extended payment terms to certain customers. For further discussion on Concentration of Credit Risk see disclosures included in Item 7.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand is affected by the housing and construction markets. Deterioration of current economic conditions may also affect this trend.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $2,177,000 and $1,482,000 existed as of June 30, 2013 and 2012, respectively. The increase in the backlog as of June 30, 2013 was due to the Company receiving a purchase order for various special-order items from a customer for approximately $1,542,000 towards the end of fiscal 2013, approximately $428,000 of which was open as of June 30, 2013. The Company has completed this purchase order in the quarter ending September 30, 2013. The Company expects to fill the entire backlog that existed as of June 30, 2013 during fiscal 2014.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last two fiscal years are summarized in the following table:

Financial Information Relating to Domestic and Foreign Operations
	2013	2012
	(in thousands)
Sales to external customers(1):
Domestic	$67,243	$67,311
Foreign	4,143	3,617
Total Net Sales	$71,386	$70,928
Identifiable assets:
United States	$51,141	$50,838
Dominican Republic (2)	12,762	13,912
Total Identifiable Assets	$63,903	$64,750

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2013 = $9,105; 2012 = $9,866) and fixed assets (2013 = $3,546; 2012 = $3,936) located at the Company's principal manufacturing facility in the Dominican Republic.

ITEM 1A:  RISK FACTORS

The risks described below are among those that could materially and adversely affect the Company’s business, financial condition or results of operations.  These risks could cause actual results to differ materially from historical results and from any results predicted by any forward-looking statements related to conditions or events that may occur in the future.

Our Business Could Be Materially Adversely Affected as a Result of General Economic and Market Conditions

We are subject to the effects of general economic and market conditions. In the event that the U.S. or international economic conditions deteriorate, our revenue, profit and cash-flow levels could be materially adversely affected in future periods. In the event of such deterioration, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. If such events do occur, they may result in our expenses being too high in relation to our revenues and cash flows.

Our Business Could Be Materially Adversely Affected as a Result of the Inability to Maintain Adequate Financing

Our business is dependent on maintaining adequate levels of financing used to fund operations and capital expenditures. The current debt facilities provide for quarterly principal debt repayments of approximately $400,000 plus interest as well as certain financial covenants relating to ratios affected by profit, asset and debt levels.  If the Company’s profits, asset or cash-flow levels decline below the minimums required to meet these covenants or to make the minimum debt payments, the Company may be materially adversely affected.  Effects on the Company could include higher interest costs, reduction in borrowing availability or revocation of these credit facilities.

We Are Dependent Upon the Efforts of Richard L. Soloway, Our Chief Executive Officer and There is No Succession Plan in Place

The success of the Company is largely dependent on the efforts of Richard L. Soloway, Chief Executive Officer.  The loss of his services could have a material adverse effect on the Company's business and prospects.  There is currently no succession plan to address the loss of Mr. Soloway’s services.

Competitors May Develop New Technologies or Products in Advance of Us

Our business may be materially adversely affected by the announcement or introduction of new products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. The industry in which the Company operates is characterized by constantly improved products.  There can be no assurance that competitors will not develop products that are superior to the Company's products.  The Company has historically invested approximately 6% to 8% of annual revenues on Research and Development to mitigate this risk. Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively. The Company's research and development expenditures are principally targeted at enhancing existing products, and to a lesser extent at developing new ones. Further, there can be no assurance that the Company will not experience additional price competition, and that such competition may not adversely affect the Company's revenues and results of operations.

Our Business Could Be Materially Adversely Affected by the Inability to Maintain Expense Levels Proportionate  to Sales Volume

While expense levels relative to current sales levels result in positive net income and cash flows, if sales levels decrease significantly and we are unable to decrease expenses proportionately, our business may be adversely affected.

Our Business Could Be Materially Adversely Affected as a Result of Housing and Commercial Building Market Conditions

We are subject to the effects of housing and commercial building market conditions.  If these conditions deteriorate, resulting in declines in new housing or commercial building starts, existing home or commercial building sales or renovations, our business, results of operations or financial condition could be materially adversely affected, particularly in our intrusion and door locking product lines.

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

Members of Management and Certain Directors Beneficially Own a Substantial Portion of the Company’s Common Stock and May Be in a Position to Determine the Outcome of Corporate Elections

Richard L. Soloway, our Chief Executive Officer, members of management and the Board of Directors beneficially own 36.2% of the currently outstanding shares of Common Stock.  By virtue of such ownership and their positions with Napco, they may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to Napco’s stockholders.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2:  PROPERTIES.

The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized 90,000 square foot building on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. These facilities are pledged as security in the Company’s credit facilities with its primary bank.

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A. (formerly known as NAPCO/Alarm Lock Grupo International, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual cost of approximately $288,000. As of June 30, 2013, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

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

Quarter Ended Fiscal 2013
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$ 3.44	$ 3.66	$ 4.09	$ 4.78
Low	$ 2.90	$ 3.09	$ 3.50	$ 3.91

Quarter Ended Fiscal 2012
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$ 2.98	$ 2.51	$ 3.13	$ 3.13
Low	$ 2.28	$ 1.97	$ 2.29	$ 2.67

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 16, 2013 was 117 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any cash dividends must be approved by the Company's lenders.

Equity Compensation Plan Information as of June 30, 2013

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING SECURITIES REFLECTED IN COLUMN (a) (c)

Equity compensation plans approved by security holders:	681,140(1)	$4.22	1,000,000(2)

Equity compensation plans not approved by security holders:	__	__	__
Total	681,140(1)	$4.22	1,000,000(2)

(1)	The 2002 Employee Stock Option Plan and the 2000 Non-employee Stock Option Plan expired in 2012 and 2010, respectively. No further options may be granted under these plans.

(2)
In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards.  In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards.

ITEM 6:  SELECTED FINANCIAL DATA.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30
	(In thousands, except share and per share data)
	2013(1)	2012(1)	2011(1)	2010(1)	2009(1)
Statement of earnings data:
Net Sales	$71,386	$70,928	$71,392	$67,757	$69,565
Gross Profit	21,724	21,152	20,101	14,522	15,096
Impairment of Goodwill and intangible assets	--	--	400	923	9,686
Income (Loss) from Operations	3,796	3,811	2,513	(5,211)	(14,917)
Net Income (Loss)	3,021	2,286	1,121	(6,500)	(13,382)

Cash Flow Data:
Net cash flows provided by operating activities	4,899	4,096	4,364	5,285	6,792
Net cash flows used in investing activities	(383)	(606)	(737)	(300)	(25,229)
Net cash flows (used in) provided by financing activities	(4,266)	(3,588)	(6,072)	(3,572)	19,781

Per Share Data:
Net earnings (loss) per common share:
Basic	$0.16	$0.12	$0.06	$(0.34)	$(0.70)
Diluted	$0.16	$0.12	$0.06	$(0.34)	$(0.70)
Weighted average common shares outstanding:
Basic	19,210,000	19,096,000	19,096,000	19,096,000	19,096,000
Diluted	19,362,000	19,303,000	19,176,000	19,096,000	19,096,000
Cash Dividends declared per common share (2)	$.00	$.00	$.00	$.00	$.00

Balance sheet data:
Working capital (3)	$33,221	$32,205	$29,185	$3,502	$22,404
Total assets	63,903	64,750	68,795	73,668	81,586
Long-term debt (3)	14,800	18,657	20,205	--	18,749
Stockholders' equity	40,335	37,723	35,429	34,242	40,515

(1)	Includes the operations and assets of Marks USA I which was acquired in August 2008.
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

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing electronic locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 6% and 5% of our revenues for the fiscal years ended June 30, 2013 and 2012 respectively. The increase in international sales was attributable to increased sales of the Company’s door-locking devices into Canada.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 6-8% of annual revenues to research and development (R&D). The Company does not expect products resulting from our R&D investments in fiscal 2013 to contribute materially to revenue during this fiscal year, but should benefit the Company in future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

We are subject to the effects of general economic and market conditions. In the event that the U.S. or international economic conditions deteriorate, our revenue, profit and cash-flow levels could be materially adversely affected in future periods. In the event of such deterioration, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. If such events do occur, they may result in our expenses being too high in relation to our revenues and cash flows.

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products during the spring and early summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand is affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this seasonality.

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its 2013 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 6% for each of the fiscal years ended June 30, 2013 and 2012.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had two customers with accounts receivable balances that aggregated 22% of the Company’s accounts receivable at June 30, 2013 and one customer with an accounts receivable balance of 15% at June 30, 2012. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $220,000 and $200,000 as of June 30, 2013 and 2012, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

In addition, the Company records an inventory obsolescence reserve, which represents any excess of the cost of the inventory over its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand.  In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. For the fiscal years 2013 and 2012, net charges and balances in these reserves amounted to $354,000 and $3,392,000; and $504,000 and $3,038,000, respectively.

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Intangible Assets

The Company evaluates its Intangible Assets for impairment at least on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of intangible assets with the carrying amount of the intangible assets.

At the conclusion of the fiscal 2013, the Company performed its annual impairment evaluation and determined that its intangible assets were not impaired.

Income Taxes

The Company has identified the United States and New York State as its major tax jurisdictions. The fiscal 2008 and forward years are still open for examination.

During the year ending June 30, 2013 the Company increased its reserve for uncertain income tax positions by $27,000. As of June 30, 2013 the Company has a long-term accrued income tax liability of $153,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2013, the Company had accrued interest totaling $0 and $153,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

For the year ended June 30, 2013, the Company recognized a net income tax expense of $187,000.

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes for fiscal 2013 is as follows (dollars in thousands):

	Amount	% of Pre-tax Income
Tax at the U.S. Federal statutory rate	$1,091	34.0%
Increases (decreases) in taxes resulting from:
Meals and entertainment	59	1.8%
State income taxes, net of Federal income tax benefit	21	0.6%
Foreign source income not subject to tax	(740)	(23.0)%
R&D Credits	(221)	(6.9)%
Other, net	(23)	(0.7)%
Effective tax rate	$187	5.8%

Liquidity and Capital Resources

The Company's cash on hand as of June 30, 2012 combined with proceeds from operating activities during fiscal 2013 were adequate to meet the Company's capital expenditure needs and debt obligations during fiscal 2013. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of external financing is a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017. As of June 30, 2013 $5,500,000 was outstanding under this revolving line of credit. As of June 30, 2013, the Company's unused sources of funds consisted principally of $3,229,000 in cash and $5,500,000 unused balance available under its revolving line of credit.

During the year ended June 30, 2013 the Company utilized its cash on hand at June 30, 2012 ($2,979,000) and a portion of its cash from operations ($1,696,000 of $4,899,000) to repay outstanding debt ($3,857,000), purchase treasury stock ($435,000) and purchase property, plant and equipment ($383,000).

As of June 30, 2013, long-term debt consisted of the Revolving Credit Facility and two term loans (collectively the “Agreement”), one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Term Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 with the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. The Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 2.0% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement. The Company’s long-term debt is described more fully in Note 6 to the consolidated financial statements.

The Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Agreement.

The Company believes its current working capital, anticipated cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2013	2012
Current Ratio	4.9 to 1	4.9 to 1
Sales to Receivables	3.9 to 1	4.3 to 1
Total debt to equity	.41 to 1	.54 to 1

As of June 30, 2013, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual cost of approximately $288,000.

Working Capital. Working capital increased by $1,016,000 to $33,221,000 at June 30, 2013 from $32,205,000 at June 30, 2012. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $1,803,000 to $18,211,000 at June 30, 2013 as compared $16,408,000 at June 30, 2012. The increase in Accounts Receivable was due primarily to an increase in sales for the quarter ended June 30, 2013 as compared to the same quarter a year ago.

Inventories. Inventories, which include both current and non-current portions, decreased by $1,375,000 to $21,907,000 at June 30, 2013 as compared to $23,282,000 at June 30, 2012.  The decrease was due primarily to the Company’s improved production planning and forecasting, an increase to the obsolescence reserve of $354,000 as well as the increase in sales for the quarter ended June 30, 2013 as described above.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $449,000 to $7,015,000 as of June 30, 2013 as compared to $6,566,000 at June 30, 2012.  This increase is primarily due to increased purchases of raw materials to support increased sales during the quarter ended June 30, 2013 as compared to June 30, 2012.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company's contractual obligations by fiscal year:

	Payments due by period:
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$16,400,000	$1,600,000	$3,200,000	$7,400,000	$4,200,000

Land lease (80 years remaining) (1)	22,752,000	288,000	576,000	576,000	21,312,000

Operating lease obligations	68,000	33,000	35,000	--	--
Other long-term obligations (employment agreements) (1)	987,000	914,000	73,000	--	--

Total	$40,207,000	$2,835,000	$3,884,000	$7,976,000	$25,512,000

(1)	See footnote 10 to the accompanying consolidated financial statements.

Results of Operations
Fiscal 2013 Compared to Fiscal 2012

	Fiscal year ended June 30,
	2013	2012	% Increase/ (decrease)

Net sales	$71,386	$70,928	0.6%
Gross profit	21,724	21,152	2.7%
Gross profit as a % of net sales	30.4%	29.8%	2.0%
Selling, general and administrative	17,928	17,341	3.4%
Selling, general and administrative as a % of net sales	25.1%	24.4%	2.9%
Income from operations	3,796	3,811	--%
Interest expense, net	574	1,149	(50.0)%
Other expense, net	14	109	(87.2)%
Provision for income taxes	187	267	(30.0)%
Net income	3,021	2,286	32.2%

Net sales in fiscal 2013 increased by $458,000 to $71,386,000 as compared to $70,928,000 in fiscal 2012. The increase in net sales was primarily due to increased sales of the Company’s Marks brand door-locking products ($2,265,000), access control products ($1,137,000) and Alarm Lock brand door-locking products ($443,000) and was partially offset by decreases in the Company’s intrusion products ($3,476,000). The decrease in intrusion products was due primarily to decreased sales to a large intrusion customer as well as a slight overall decrease in demand during the earlier quarters in fiscal 2013.

The Company's gross profit increased by $572,000 to $21,724,000 or 30.4% of net sales in fiscal 2013 as compared to $21,152,000 or 29.8% of net sales in fiscal 2012. Gross profit and gross profit as a percentage of net sales was primarily affected by a positive shift in product mix in fiscal 2013.

Selling, general and administrative expenses as a percentage of net sales increased to 25.1% in fiscal 2013 from 24.4% in fiscal 2012. Selling, general and administrative expenses for fiscal 2013 increased by $587,000 to $17,928,000 as compared to $17,341,000 in fiscal 2012.  The increases in dollars and as a percentage of sales resulted primarily from increases in selling wages and commissions as well as increased advertising and tradeshow expenditures. The Company increased expenditures in these areas in order to generate higher sales.

Interest expense for fiscal 2013 decreased by $575,000 to $574,000 from $1,149,000 for the same period a year ago.  The decrease in interest expense is primarily the result of the decrease in interest rates charged by the Company’s primary banks as well as the Company’s reduction of its outstanding borrowings under its revolving line of credit and its term loan.

Other expenses decreased $95,000 to $14,000 in fiscal 2013 as compared to $109,000 in fiscal 2012. The decrease in other expense was due primarily to expenses recorded in fiscal 2012 related to the amendment of the Company’s credit agreement in June 2012.

The Company’s provision for income taxes for fiscal 2013 decreased by $80,000 to $187,000 as compared to $267,000 for the same period a year ago. The decrease in income taxes from fiscal 2012 to fiscal 2013 resulted primarily from increased benefits generated by the Company’s foreign manufacturing subsidiaries whose profits are not subject to income taxes.

Net income for fiscal 2013 increased by $735,000 to $3,021,000 as compared to $2,286,000 in fiscal 2012. This resulted primarily from the items discussed above.

Forward-looking Information

This Annual Report on Form 10-K and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements.  For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, the uncertain economic, military and political conditions in the world, the ability to maintain adequate financing, our ability to maintain and develop competitive products, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar, distribution problems and unforeseen environmental liabilities,. The Company’s Risk Factors are discussed in more detail in Item 1A.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest at a spread above the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At June 30, 2013, an aggregate principal amount of approximately $16,400,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 2.5%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $164,000 in interest that year.

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
Amityville, New York

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Napco Security Technologies, Inc. and Subsidiaries as of June 30, 2013 and 2012 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Melville, New York
September 17, 2013

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2013 and 2012
(In Thousands)

ASSETS
	2013	2012
CURRENT ASSETS

Cash and cash equivalents	$3,229	$2,979
Accounts receivable, net of reserves and allowances	18,211	16,408
Inventories	18,471	19,448
Prepaid expenses and other current assets	1,219	964
Income tax receivable	64	--
Deferred income taxes	642	650
Total Current Assets	41,836	40,449
Inventories - non-current	3,436	3,834
Deferred income taxes	1,526	1,762
Property, plant and equipment, net	6,586	7,247
Intangible assets, net	10,334	11,251
Other assets	185	207

TOTAL ASSETS	$63,903	$64,750

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2013 and 2012
(In Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2013	2012
CURRENT LIABILITIES

Current maturities of long term debt	$1,600	$1,600
Accounts payable	3,318	3,163
Accrued expenses	2,093	1,814
Accrued salaries and wages	1,604	1,589
Accrued income taxes	--	78
Total Current Liabilities	8,615	8,244
Long-term debt, net of current maturities	14,800	18,657
Accrued income taxes	153	126
Total Liabilities	23,568	27,027

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 20,796,813 and 20,095,713 shares issued; and 19,296,335 and 19,095,713 shares outstanding, respectively	208	201
Additional paid-in capital	15,356	14,080
Retained earnings	32,078	29,057
	47,642	43,338
Less: Treasury Stock, at cost (1,500,478 and 1,000,000 shares, respectively)	(7,307)	(5,615)
TOTAL STOCKHOLDERS' EQUITY	40,335	37,723

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,903	$64,750

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2013 and 2012
(In Thousands, Except Share and Per Share Data)

	2013	2012

Net sales	$71,386	$70,928
Cost of sales	49,662	49,776
Gross Profit	21,724	21,152
Selling, general, and administrative expenses	17,928	17,341
Operating Income	3,796	3,811

Other expense:
Interest expense, net	574	1,149
Other, net	14	109
	588	1,258
Income before Provision for Income Taxes	3,208	2,553
Provision for Income Taxes	187	267
Net Income	$3,021	$2,286

Income per share:
Basic	$0.16	$0.12
Diluted	$0.16	$0.12

Weighted average number of shares outstanding:
Basic	19,210,000	19,096,000
Diluted	19,362,000	19,303,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 30, 2013 and 2012
(In Thousands, Except Share Data)

	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total

BALANCE July 1, 2011	20,095,713	$201	$14,072	(1,000,000)	$(5,615)	$26,771	$35,429
Stock-based compensation expense	--	--	8	-	-	-	8

Net income	--	--	-	-	-	2,286	2,286
BALANCE June 30, 2012	20,095,713	201	14,080	(1,000,000)	(5,615)	29,057	37,723

Options exercised	729,000	7	1,371	--	--	--	1,378
Shares surrendered and cancelled under cashless option exercise	(27,900)	--	(95)	--	--	--	(95)
Shares surrendered and held in Treasury under cashless option exercise	--	--	--	(371,890)	(1,257)	--	(1,257)
Shares repurchased and held in Treasury				(128,588)	(435)		(435)
Net income	--	--	-	-	-	3,021	3,021

BALANCE June 30, 2013	20,796,813	$208	$15,356	(1,500,478)	$(7,307)	$32,078	$40,335

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2013 and 2012 (In Thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,021	$2,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,974	2,275
Charge to obsolescence reserve	354	504
Provision for doubtful accounts	20	10
Deferred income taxes	244	199
Non-cash stock based compensation expense	--	8

Changes in operating assets and liabilities:
Accounts receivable	(1,823)	1,222
Inventories	1,021	401
Prepaid expenses and other current assets	(254)	(15)
Income tax receivable	(64)	--
Other assets	8	26
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	398	(2,820)
Net Cash Provided by Operating Activities	4,899	4,096

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(383)	(606)
Net Cash Used in Investing Activities	(383)	(606)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(3,857)	(3,520)
Cash paid for purchase of treasury stock	(435)	--
Tax benefit from stock option exercise	26	--
Cash paid for deferred financing costs	--	(68)
Net Cash Used in Financing Activities	(4,266)	(3,588)
Net Change in Cash and Cash Equivalents	250	(98)
CASH AND CASH EQUIVALENTS - Beginning	2,979	3,077
CASH AND CASH EQUIVALENTS - Ending	$3,229	$2,979

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$543	$1,136
Income taxes paid	$31	$467
Surrender of Common Shares	$1,257	$--

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

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

Significant Accounting Policies:

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities: The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of June 30, 2013 due to their short-term maturities. Long-Term Debt: The carrying amount of the Company’s long-term debt, including the current portion, at June 30, 2013 in the amount of $16,400,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at June 30, 2013 and 2012.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2013 and 2012. The Company has historically not experienced any credit losses with balances in excess of FDIC limits

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $220,000 and $200,000 and for returns and other allowances of $1,055,000 and $1,184,000 as of June 30, 2013 and 2012, respectively.  Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents any excess of the cost of the inventory over its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand.  In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. For the fiscal years 2013 and 2012, net charges and balances in these reserves amounted to $354,000 and $3,392,000; and $504,000 and $3,038,000, respectively.

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

The Company’s acquisition of substantially all of the assets and certain liabilities of Marks in August 2008 included intangible assets recorded at fair value on the date of acquisition. The intangible assets are amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life.

Changes in intangible assets are as follows (in thousands):

	June 30, 2013			June 30, 2012
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:

Customer relationships	$9,800	$(5,469)	$4,331	$9,800	$(4,601)	$5,199
Non-compete agreement	340	(237)	103	340	(188)	152
Trade name	5,900	--	5,900	5,900	--	5,900

	$16,040	$(5,706)	$10,334	$16,040	$(4,789)	$11,251

Amortization expense for intangible assets subject to amortization was approximately $917,000 and $1,065,000 for the years ended June 30, 2013 and 2012, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2014 - $781,000; 2015 - $667,000; 2016 - $529,000; 2017 - $441,000 and 2018 - $371,000. The weighted average amortization period for intangible assets was 14.8 years and 15.8 years at June 30, 2013 and 2012, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 6% for each of the fiscal years ended June 30, 2013 and 2012.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred.  Advertising expense for the years ended June 30, 2013 and 2012 was $1,318,000 and $1,081,000, respectively. The increase in Advertising and promotional costs was due primarily to  increased expenditures on a major tradeshow and media advertising as compared to the same period a year ago.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred and are included in "Cost of Sales" in the consolidated statements of operations.  Company-sponsored research and development expense for the years ended June 30, 2013 and 2012 was $5,119,000 and $4,264,000, respectively. The increase for the year ended June 30, 2013 was due primarily to expenses relating to development of the Company’s iBridge™ tablet computer/touch screen keypad.

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

Net Income Per Share

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2013	2012	2013	2012	2013	2012

Basic EPS	$3,021	$2,286	19,210	19,096	$0.16	$0.12
Effect of Dilutive Securities:
Stock Options	--	--	152	207	--	--

Diluted EPS	$3,021	$2,286	19,362	19,303	$0.16	$0.12

Options to purchase 370,750 and 649,348 shares of common stock for the fiscal years ended June 30, 2013 and 2012, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $0 and $8,000 were recognized for fiscal years 2013 and 2012, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for fiscal years 2013 and 2012.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates.  Income and expense items are translated at average exchange rates prevailing during the fiscal year.  The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the years ended June 30, 2013 and 2012.

Comprehensive Income

For the years ended June 30, 2013 and 2012, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income.  Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers in net sales ($532,000 and $584,000 in fiscal years 2013 and 2012, respectively) and classifies the costs associated with these revenues in cost of sales ($1,090,000 in each of the fiscal years 2013 and 2012).

Recently Issued Accounting Standards

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward.  If either (i) an NOL carryforward, a similar tax loss, or tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.  This guidance becomes effective prospectively for unrecognized tax benefits that exist as of the Company’s fiscal 2015 first quarter, with retrospective application and early adoption permitted.  The Company is currently evaluating the timing of adoption and the impact of this balance sheet presentation guidance but does not expect it to have a significant impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB amended its authoritative guidance related to testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before performing Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required.  This guidance becomes effective in the beginning of the Company’s fiscal 2013, with early adoption permitted.  The Company does not expect the guidance to have an impact on the Company’s consolidated financial statements.

NOTE 2 - Business and Credit Concentrations

The Company had two customers with accounts receivable balances that aggregated 22% of the Company’s accounts receivable at June 30, 2013 and one customer with an accounts receivable balance of 15% at June 30, 2012. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

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

Inventories, net of reserves consist of the following (in thousands):

	June 30,
	2013	2012
Component parts	$13,112	$13,155
Work-in-process	3,125	3,199
Finished product	5,670	6,928
	$21,907	$23,282

Classification of inventories, net of reserves:
Current	$18,471	$19,448
Non-current	3,436	3,834
	$21,907	$23,282

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30,
	2013	2012	Useful Life in Years

Land	$904	$904	--
Buildings	8,911	8,911	30 to 40
Molds and dies	6,794	6,748	3 to 5
Furniture and fixtures	2,328	2,317	5 to 10
Machinery and equipment	19,431	19,107	7 to 10
Leasehold improvements	372	372	Shorter of the lease term or life of asset
	38,740	38,359
Less: accumulated depreciation and amortization	32,154	31,112
	$6,586	$7,247

Depreciation and amortization expense on property, plant, and equipment was approximately $1,043,000 and $1,101,000 in fiscal 2013 and 2012, respectively.

NOTE 5 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended June 30,
	2013	2012
Current income taxes:
Federal	$(89)	$11
State	32	57
Foreign	--	--
	(57)	68
Deferred income tax provision (benefit)	244	199
Provision (benefit) for income taxes	$187	$267

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows (dollars in thousands):

	For the Years Ended June 30,
	2013		2012
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax at Federal statutory rate	$1,091	34.0%	$868	34.0%
Increases (decreases) in taxes resulting from:
Meals and entertainment	59	1.8%	56	2.2%
State income taxes, net of Federal income tax benefit	21	0.6%	39	1.5%
Foreign source income not subject to tax	(740)	(23.0)%	(515)	(20.2)%
Stock based compensation expense	--	--	3	0.1%
Tax reserve reversal	--	--	(61)	(2.4)%
R&D Credit refund	(221)	(6.9)%	(81)	(3.2)%
Other, net	(23)	(0.7)%	(42)	(1.6)%

Effective tax rate	$187	5.8%	$267	10.4%

Deferred tax assets and deferred tax liabilities at June 30, 2013 and 2012 are as follows (in thousands):

	Current Deferred Tax Assets (Liabilities)		Long-term Deferred Tax Assets (Liabilities)
	2013	2012	2013	2012
Accounts receivable	$24	$23	$--	$--
Inventories	385	399	455	405
Accrued Liabilities	233	228	29	--
Stock based compensation expense	--	--	137	137
Goodwill	--	--	1,623	1,875
R&D credit	--	--	360	225
Property, plant and equipment	--	--	(575)	(624)
Other deferred tax liabilities	--	--	(503)	(256)
	642	650	1,526	1,762
Valuation allowance	--	--	--	--

Net deferred tax assets	$642	$650	$1,526	$1,762

The Company has identified the United States and New York State as its major tax jurisdictions. The fiscal 2008 and forward years are still open for examination.

During the year ending June 30, 2013 the Company increased its reserve for uncertain income tax positions by $27,000. As of June 30, 2013 the Company has a long-term accrued income tax liability of $153,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2013, the Company had accrued interest totaling $0 and $153,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

For the year ended June 30, 2013 the Company recognized a net income tax expense of $187,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total

Balance of gross unrecognized tax benefits as of July 1, 2012	$126	$--	$126
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	27	--	27

Balance of gross unrecognized tax benefits as of June 30, 2013	$153	$--	$153

Napco US plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings.  As of June 30, 2013, the Company had no undistributed earnings of foreign subsidiaries.

NOTE 6 - Long-Term Debt

As of June 30, 2013, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of June 30, 2013 and June 30, 2012 are as follows:

	June 30, 2013		June 30, 2012
	Outstanding	Interest Rate	Outstanding	Interest Rate

Revolving line of credit	$5,500	2.5%	$7,757	3.1%
Term loans	10,900	2.5%	12,500	3.1%

Total debt	$16,400	2.5%	$20,257	3.1%

The Revolving Credit Facility and Term Loans (collectively the “Agreement”) also provides for a LIBOR-based interest rate option of LIBOR plus 2.0% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

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

Under the 2012 Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under the 2012 Plan shall vest in full upon a “change in control” as defined in the 2012 Plan. At June 30, 2013, no stock options were granted or exercisable and 950,000 stock options were available for grant under this plan.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under the 2012 Non-Employee Plan shall vest in full upon a “change in control” as defined in the 2012 Non-Employee Plan. At June 30, 2013, no stock options were granted or exercisable and 50,000 stock options were available for grant under this plan.

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

Under the 2002 Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant.  Upon expiration of the 2002 Plan in October 2012, 1,471,480 stock options were granted, 651,140 stock options were exercisable and no further stock options were available for grant under this plan.

No options were granted under the 2002 Plan during the years ended June 30, 2013 or 2012.

The following table reflects activity under the 2002 Plan for the years ended June 30,:

	2013		2012
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding, beginning of year	1,380,140	$2.95	1,380,140	$2.95
Granted	--	--	--	--
Terminated	--	--	--	--
Exercised	729,000	1.85	--	--
Outstanding, end of year	651,140	$4.18	1,380,140	$2.95
Exercisable, end of year	651,140	$4.18	1,380,140	$2.95
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$1,301,000		n/a
Total intrinsic value of options outstanding	$853,867		$1,066,760
Total intrinsic value of options exercisable	$853,867		$1,066,760

729,000 options were exercised during fiscal 2013 and no options were exercised during fiscal 2012. These exercises were paid for with 399,790 shares of the Company’s common stock, 27,900 of which were retired upon receipt. Cash  received from option exercises for fiscal 2013 and 2012 was $0 and the actual tax benefit realized for the tax deductions from option exercises totaled $26,000 and $0 for these periods, respectively

The following table summarizes information about stock options outstanding under the 2002 Plan at June 30, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2013	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at June 30, 2013	Weighted average exercise price

$1.62 - $ 4.00	285,390	0.8	$1.97	285,390	$1.97

$4.01 - $ 7.50	328,250	3.8	5.29	328,250	5.29

$7.51 - $11.16	37,500	3.0	11.16	37,500	11.16

	651,140	2.4	$4.18	651,140	$4.18

As of June 30, 2013, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Plan. All options outstanding under the 2002 Plan were vested as of the beginning of the current period; therefore, the total fair value of the options vested during the twelve months ended June 30, 2013 under the 2002 Plan was $0.

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

The following table reflects activity under the 2000 Plan for the years ended June 30,

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

As of June 30, 2013, there was no unearned stock-based compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. All options outstanding under the 2000 Plan were vested as of the beginning of the current period; therefore, the total fair value of the options vested during the twelve months ended June 30, 2013 under the 2000 Plan was $0.

NOTE 8 – Stockholders’ Equity Transactions

During fiscal 2013 certain employees exercised incentive stock options under the Company’s 2002 Plan totaling 729,000 shares. The exercises were completed as cashless exercises as allowed for under the 2002 Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees are based upon the per share price on the effective date of the option exercise. In addition, the Company repurchased 128,588 shares of its Common Stock from its Chief Executive Officer (“CEO”). The purchase price was $3.38 per share, the previous business day’s closing price on NASDAQ, for an aggregate purchase price of $434,627. The repurchase was to fund the CEO’s tax liability associated with the exercise of 675,000 options granted to him under the 2002 Plan. The repurchase was approved by the Board of Directors of the Company, including all of the independent directors. These exercises resulted in a tax benefit to the Company of $26,000 which is included in Additional Paid-in Capital.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $89,000 and $44,000 for the years ended June 30, 2013 and 2012, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2016.  Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending June 30,	Amount
2014	$33,000
2015	23,000
2016	12,000

Total	$68,000

Rent expense, with the exception of the land lease referred to below, totaled approximately $43,000 and $51,000 for the fiscal years ended June 30, 2013 and 2012, respectively.

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

Employment Agreements

As of June 30, 2013, the Company was obligated under two employment agreements and one severance agreement.  The employment agreements are with the Company’s CEO and Senior Vice President of Sales and Marketing (“the SVP”). The employment agreement with the CEO provides for an annual salary of $587,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement.  The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP expires in October 2014 and provides for an annual salary of $274,400 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement provides for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause.

NOTE 11 - Geographical Data

The Company is engaged in one major line of business: the development, manufacture, and distribution of security alarm products and door security devices for commercial and residential use.  Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America and Europe.

The following represents selected consolidated geographical data for and as of the fiscal years ended June 30, 2013 and 2012:

Financial Information Relating to Domestic and Foreign Operations
	2013	2012
	(in thousands)
Sales to external customers(1):
Domestic	$67,243	$67,311
Foreign	4,143	3,617
Total Net Sales	$71,386	$70,928
Identifiable assets:
United States	$51,141	$50,838
Dominican Republic (2)	12,763	13,912
Total Identifiable Assets	$63,903	$64,750

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2013 = $9,105; 2012 = $9,866) and fixed assets (2013 = $3,546; 2012 = $3,936) located at the Company's principal manufacturing facility in the Dominican Republic.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A:  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Napco Security Technologies management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

This annual report does not include an attestation report of Baker Tilly Virchow Krause, LLP, our registered public accounting firm, regarding internal control over financial reporting.  Management's Report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

The Board of Directors of Napco Security Technologies has an Audit Committee comprised of three non-management directors. The Committee meets periodically with financial management and the independent auditors to review accounting, control, audit and financial reporting matters. Baker Tilly Virchow Krause, LLP has full and free access to the Audit Committee, with and without the presence of management.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected or is likely to materially affect our internal controls over financial reporting.

ITEM 9B:  OTHER INFORMATION

None

PART III

The information called for by Part III is hereby incorporated by reference from the information set forth under the headings "Election of Directors", "Corporate Governance and Board Matters", "Executive Compensation", "Beneficial Ownership of Common Stock" and "Principal Accountant Fees" in the Company's definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

 (a)3 and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K for the fiscal year ended June 30, 2011
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K for the fiscal year ended June, 30 2011
Ex-3.(iii)	Amended and Restated By-Laws	Exhibit 3.(ii) to Report on Form 10-K for the fiscal year ended June 30, 2010
Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.06	Continuing General Security Agreement	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K for the fiscal year ended June 30, 2008
*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K for fiscal year ended June 30, 2010
*Ex-10.J	Employment Agreement between the Registrant and Jorge Hevia dated December 20, 1999	Exhibit 10.J to Report on Form 8-K dated November 29, 2012

*Ex-10.K	Two (2) Year Extension, dated November 29, 2011, of Employment Agreement between the Registrant and Jorge Hevia	Exhibit 10.K to Report on Form 8-K dated November 29, 2012
*Ex-10.L	Severence Agreement between the Registrant and Kevin S. Buchel dated February 25, 1999.	E-17
*Ex-10.M	Indemnification Agreement dated August 9, 1999	Exhibit 10.M to Report on Form 10-K for fiscal year ended June 30, 2012
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K for the fiscal year ended June 30, 2010
Ex-16.01	Letter of Baker Tilly Virchow Krause, LLP dated June 3, 2013.	Exhibit 10.J to Report on Form 8-K dated June 3, 2013
Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Auditors	E-19
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22
Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23
Ex-101.INS	XBRL Instance Document **
Ex-101.SCH	XBRL Taxonomy Extension Schema Document**
Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
** Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 17, 2013

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By: /s/ RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/RICHARD SOLOWAY	Chairman of the Board of Directors,	September 17, 2013
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/KEVIN S. BUCHEL	Senior Vice President of Operations	September 17, 2013
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/PAUL STEPHEN BEEBER	Director	September 17, 2013
Paul Stephen Beeber

/s/RANDY B. BLAUSTEIN	Director	September 17, 2013
Randy B. Blaustein

/s/ARNOLD BLUMENTHAL	Director	September 17, 2013
Arnold Blumenthal

/s/DONNA SOLOWAY	Director	September 17, 2013
Donna Soloway

/s/ANDREW J. WILDER	Director	September 17, 2013
Andrew J. Wilder