Form 10-Q
period 2013-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2013-11-12
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2013
OR
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

(631) 842-9400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year if
changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer___                    Accelerated Filer __                                             Non-Accelerated Filer__                                   Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes __  No X

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    November 11, 2013

COMMON STOCK, $.01 PAR VALUE PER SHARE       19,408,276

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
	(unaudited)
ASSETS	(in thousands, except for share data)
CURRENT ASSETS
Cash and cash equivalents	$3,706	$3,229
Accounts receivable, net of reserves and allowances	14,288	18,211
Inventories	20,041	18,471
Prepaid expenses and other current assets	1,242	1,219
Income tax receivable	23	64
Deferred income taxes	671	642
Total Current Assets	39,971	41,836
Inventories - non-current	3,386	3,436
Deferred income taxes	1,551	1,526
Property, plant and equipment, net	6,495	6,586
Intangible assets, net	10,138	10,334
Other assets	189	185
TOTAL ASSETS	$61,730	$63,903
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long term debt	$1,600	$1,600
Accounts payable	4,162	3,318
Accrued expenses	1,780	2,093
Accrued salaries and wages	1,952	1,604
Total Current Liabilities	9,494	8,615
Long-term debt, net of current maturities	11,900	14,800
Accrued income taxes	157	153
Total Liabilities	21,551	23,568
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,038,443 and 20,796,813 shares issued; and 19,408,276 and 19,296,335 shares outstanding, respectively	210	208
Additional paid-in capital	15,812	15,356
Retained earnings	32,201	32,078
	48,223	47,642
Less: Treasury Stock, at cost (1,630,167 and 1,500,478 shares, respectively)	(8,044)	(7,307)
TOTAL STOCKHOLDERS' EQUITY	40,179	40,335
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,730	$63,903

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,
	2013	2012
	(In thousands, except share and per share data)

Net sales	$17,239	$15,216
Cost of sales	12,200	11,080
Gross Profit	5,039	4,136
Selling, general, and administrative expenses	4,777	4,535
Operating Income (Loss)	262	(399)
Other expense:
Interest expense, net	121	177
Other, net	3	3
Income (loss) before Income Taxes	138	(579)
Income tax expense (benefit)	15	(145)
Net Income (Loss)	$123	$(434)
Net Income (Loss) per share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)
Weighted average number of shares outstanding:
Basic	19,323,000	19,097,000
Diluted	19,341,000	19,097,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended September 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$123	$(434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	415	484
Provision for doubtful accounts	10	--
Change in inventory obsolescence reserve	50	--
Deferred income taxes	(54)	37
Stock based compensation expense	1	--
Changes in operating assets and liabilities:
Accounts receivable	3,913	1,859
Inventories	(1,570)	(151)
Prepaid expenses and other current assets	(23)	(24)
Income tax receivable	41	(137)
Other assets	(7)	(23)
Accounts payable and accrued expenses	883	(41)
Net Cash Provided by Operating Activities	3,782	1,570
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(125)	(65)
Net Cash Used in Investing Activities	(125)	(65)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(2,900)	(2,157)
Cash paid for purchase of treasury stock	(285)	--
Proceeds from exercise of stock options	5	--
Net Cash Used in Financing Activities	(3,180)	(2,157)
Net Increase (Decrease) in Cash and Cash Equivalents	477	(652)
CASH AND CASH EQUIVALENTS - Beginning	3,229	2,797
CASH AND CASH EQUIVALENTS - Ending	$3,706	$2,327
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$127	$111
Income taxes paid	$24	31
NON-CASH FINANCING ACTIVITIES:
Shares surrendered and held in treasury for common stock options exercised	$28	$47
Shares surrendered and cancelled for shares for common stock options exercised	$424	$--

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013

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

Significant Accounting Policies:

Basis of Presentation

The unaudited condensed consolidated financial statements of Napco Security Technologies, Inc and Subsidiaries (the “Company”), including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2013 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 17, 2013. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities: The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2013 due to their short-term maturities; Long-Term Debt: The carrying amount of the Company’s long-term debt, including the current portion, at September 30, 2013 in the amount of $13,500,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at September 30, 2013 and June 30, 2013.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2013 and June 30, 2013. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $230,000 and $220,000 and for returns and other allowances of $815,000 and $1,055,000 as of September 30, 2013 and June 30, 2013, respectively.  Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

The Company’s acquisition of substantially all of the assets and certain liabilities of G. Marks Hardware Inc. (“Marks USA”) in August 2008 included intangible assets recorded at fair value on the date of acquisition. The intangible assets are amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks USA trade name was deemed to have an indefinite life.

Changes in intangible assets are as follows (in thousands):

	September 30, 2013			June 30, 2013
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value

Customer relationships	$9,800	$(5,653)	$4,147	$9,800	$(5,469)	$4,331
Non-compete agreement	340	(249)	91	340	(237)	103
Trade name	5,900	--	5,900	5,900	--	5,900
	$16,040	$(5,902)	$10,138	$16,040	$(5,706)	$10,334

Amortization expense for intangible assets subject to amortization was approximately $195,000 and $230,000 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2014 - $781,000; 2015 - $667,000; 2016 - $529,000; 2017 - $441,000 and 2018 - $371,000. The weighted average amortization period for intangible assets was 14.6 years and 15.5 years at September 30, 2013 and 2012, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended September 30, 2013 and 2012 was $365,000 and $427,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred and are included in "Cost of Sales" in the consolidated statements of operations.  Company-sponsored research and development expense for the three months ended September 30, 2013 and 2012 was $1,286,000 and $1,336,000, respectively.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share (Basic EPS) is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share (Diluted EPS) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30 (in thousands, except per share data):

	Net Income (Loss)		Weighted Average Shares		Net Income (Loss) per Share
	2013	2012	2013	2012	2013	2012
Basic EPS	$123	$(434)	19,323	19,097	$0.01	$(0.02)
Effect of Dilutive Securities:
Stock Options	--	--	18	--	--	--
Diluted EPS	$123	$(434)	19,341	19,097	$0.01	$(0.02)

Options to purchase 268,116 and 1,383,140 shares of common stock for the three months ended September 30, 2013 and 2012, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company has established share incentive programs as discussed in Note 7.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Stock-based compensation costs of $1 and $0 were recognized for the three months ended September 30, 2013 and 2012, respectively.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates.  Income and expense items are translated at average exchange rates prevailing during the fiscal year.  The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three months ended September 30, 2013 and 2012.

Comprehensive Income

For the three months ended September 30, 2013 and 2012, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income.  Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers in net sales ($131,000 and $121,000 in the three months ended September 30, 2013 and 2012, respectively) and classifies the costs associated with these revenues in cost of sales ($242,000 and $223,000 in the three months ended September 30, 2013 and 2012, respectively).

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

In July 2012, the FASB amended its authoritative guidance related to testing indefinite-lived intangible assets for impairment.  Under the revised guidance, entities testing their indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before performing further impairment testing.  If entities determine, on the basis of qualitative factors, that it is more-likely-than-not that the asset is impaired, a quantitative test is required.  The guidance became effective in the beginning of the Company’s fiscal 2014.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

NOTE 2 - Business and Credit Concentrations

The Company had two customers with accounts receivable balances that aggregated 28% and 22% of the Company’s accounts receivable at September 30, 2013 and June 30, 2013, respectively. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

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

Inventories, net of reserves consist of the following (in thousands):

	September 30, 2013	June 30, 2013
Component parts	$14,022	$13,112
Work-in-process	3,342	3,125
Finished product	6,063	5,670
	$23,427	$21,907
Classification of inventories, net of reserves:
Current	$20,041	$18,471
Non-current	3,386	3,436
	$23,427	$21,907

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2013	June 30, 2013	Useful Life in Years

Land	$904	$904	-
Buildings	8,911	8,911	30 to 40
Molds and dies	6,819	6,794	3 to 5
Furniture and fixtures	2,352	2,328	5 to 10
Machinery and equipment	19,508	19,431	7 to 10
Leasehold improvements	372	372	Shorter of the lease term or life of asset
	38,866	38,740
Less: accumulated depreciation and amortization	32,371	32,154
	$6,495	$6,586

Depreciation and amortization expense on property, plant, and equipment was approximately $217,000 and $254,000 for the three months ended September 30, 2013 and 2012, respectively.

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2013 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2008 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the three months ended September 30, 2013 the Company increased its reserve for uncertain income tax positions by $4,000. As a result, as of September 30, 2013 and June 30, 2013 the Company has a long-term accrued income tax liability of $157,000 and $153,000, respectively.

NOTE 6 - Long-Term Debt

As of September 30, 2013, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of September 30, 2013 and June 30, 2013 are as follows:

	September 30, 2013		June 30, 2013
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$3,000	2.2%	$5,500	2.5%
Term loans	10,500	2.2%	10,900	2.5%
Total debt	$13,500	2.2%	$16,400	2.5%

The Revolving Credit Facility and Term Loans (collectively the “Agreement”) also provide for a LIBOR-based interest rate option of LIBOR plus 2.0% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

The Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Agreement.

NOTE 7 - Stock Options

In December 2012, the stockholders approved the 2012 Employee Stock Option Plan (the 2012 Employee Plan).  The 2012 Employee Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards.  Under this plan, the Company may grant stock options, which are intended to qualify as incentive stock options (ISOs), to valued employees.  Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2013, 35,000 stock options were granted, 7,000 stock options were exercisable and 915,000 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rates	2.7%
Expected lives	10 years
Expected volatility	57%
Expected dividend yields	0%

The following table reflects activity under the 2012 Employee Plan for the three months ended September 30,:

	2013
	Options	Weighted average exercise price
Outstanding, beginning of year	--	$--
Granted	35,000	5.02
Terminated	--	--
Exercised	--	--
Outstanding, end of period	35,000	$5.02
Exercisable, end of period	7,000	$5.02
Weighted average fair value at grant date of options granted	$3.28
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$11,000
Total intrinsic value of options exercisable	$2,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 5.00 - $ 6.00	35,000	9.9	$5.02	7,000	$5.02
	35,000	9.9	$5.02	7,000	$5.02

As of September 30, 2013, there was $114,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. The total fair value of the options vested during the three months ended September 30, 2013 under this plan was $2,000.

In December 2012, the stockholders approved the 2012 Non-Employee Stock Option Plan (the 2012 Non-Employee Plan).  This plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards.  Under this plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2013, 25,000 stock options were granted, 5,000 stock options were exercisable and 25,000 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rates	2.7%
Expected lives	10 years
Expected volatility	57%
Expected dividend yields	0%

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30, 2013:

	Options	Weighted average exercise price
Outstanding, beginning of year	--	$--
Granted	25,000	4.88
Terminated	--	--
Exercised	--	--
Outstanding, end of period	25,000	$4.88
Exercisable, end of period	5,000	$4.88
Weighted average fair value at grant date of options granted	n/a
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$11,000
Total intrinsic value of options exercisable	$2,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 4.00 - $ 5.00	25,000	9.9	$4.88	5,000	$4.88
	25,000	9.9	$4.88	5,000	$4.88

In December 2002, the stockholders approved the 2002 Employee Stock Option Plan (the 2002 Employee Plan).  This plan expired in October 2012. This plan authorized the granting of awards, the exercise of which would allow up to an aggregate of 1,836,000 shares of the Company's common stock to be acquired by the holders of such awards.  Under this plan, the Company may have granted stock options, which were intended to qualify as incentive stock options (ISOs), to key employees.  Any plan participant who was granted ISOs and possessed more than 10% of the voting rights of the Company's outstanding common stock must have been granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant.  At September 30, 2013, 1,471,480 stock options were granted, 294,100 stock options were exercisable and no further stock options were available for grant under this plan. No options were granted under this plan during the three months ended September 30, 2012.

The following table reflects activity under the 2002 Employee plan for the three months ended September 30,:

	2013		2012
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	651,140	$4.18	1,380,140	$2.95
Granted	--	--	--	--
Terminated/Lapsed	30,240	1.74	--	--
Exercised	326,800	2.70	27,000	1.76
Outstanding, end of year	294,100	$6.07	1,353,140	$2.95
Exercisable, end of year	294,100	$6.07	1,353,140	$2.95
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$854,000		$36,000
Total intrinsic value of options outstanding	$101,000		$1,459,000
Total intrinsic value of options exercisable	$101,000		$1,459,000

326,800 and 27,000 stock options were exercised during the three months ended September 30, 2013 and 1012, respectively. 324,100 of the 326,800 exercises were paid for with 164,859 shares of the Company’s common stock of which 85,170 was retired upon receipt. The 27,000 exercise was paid for with 13,807 shares of the Company’s common stock, which was retired upon receipt. Cash received from option exercises was $5,103 and $0 for the three months ended September 30, 2013 and 2012, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at September 30, 2013:

	Options outstanding and exerciseable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$ 1.62 - $ 4.00	28,350	0.5	$1.90
$ 4.01 - $ 7.50	228,250	2.6	5.75
$ 7.51 - $11.16	37,500	2.5	11.16
	294,100	2.4	$6.07

In September 2000, the stockholders approved a 10 year extension of the already existing 1990 non-employee stock option plan (the 2000 Non-employee Plan) to encourage non-employee directors and consultants of the Company to invest in the Company's stock. This plan expired in September 2010.  No further options may be granted under this plan. This plan provided for the granting of non-qualified stock options, the exercise of which would allow up to an aggregate of 270,000 shares of the Company's common stock to be acquired by the holders of the stock options.  This plan provided that the option price will not be less than 100% of the fair market value of the stock at the date of grant.  Outstanding options are exercisable at 20% per year and expire five years after the date of grant.  Compensation cost was recognized for the fair value of the options granted to non-employee directors and consultants as of the date of grant.

The following table reflects activity under the 2000 Non-employee Plan for the three months ended September 30,

	2013		2012
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of period	30,000	$5.03	30,000	$5.03
Granted	--	--	--	--
Terminated/Lapsed	30,000	5.03	--	--
Exercised	--	--	--	--
Outstanding, end of period	--	$--	30,000	$5.03
Exercisable, end of period	--	$--	30,000	$5.03
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$0		$0
Total intrinsic value of options exercisable	$0		$0

NOTE 8 – Stockholders’ Equity Transactions

During the three months ended September 30, 2013, certain employees exercised incentive stock options under the Company’s 2002 Plan totaling 326,800 shares. 324,100 of these exercises were completed as cashless exercises as allowed for under the 2002 Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees.

The number of shares surrendered by the optionees are based upon the per share price on the effective date of the option exercise. In addition, the Company repurchased 50,000 shares of its Common Stock from its Chief Executive Officer (“CEO”). The purchase price was $5.70 per share, the previous business day’s closing price on NASDAQ, for an aggregate purchase price of $285,000. The repurchase was to fund the CEO’s tax liability associated with the exercise of 135,000 options granted to him under the 2002 Plan. The repurchase was approved by the Board of Directors of the Company, including all of the independent directors.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $25,000 and $22,000 for the three months ended September 30, 2013 and 2012, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2016.

Rent expense, with the exception of the land lease referred to below, totaled approximately $9,000 and $13,000 for the three months ended September 30, 2013 and 2012, respectively.

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

The following represents selected consolidated geographical data:

Financial Information Relating to Domestic and Foreign Operations

	Three months ended September 30,
	2013	2012
	(in thousands)
Sales to external customers(1):
Domestic	$16,293	$14,265
Foreign	946	951
Total Net Sales	$17,239	$15,216

Identifiable assets:	September 30, 2013	June 30, 2013
United States	$48,192	$51,141
Dominican Republic (2)	13,538	12,763
Total Identifiable Assets	$61,730	$63,903

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (September 30, 2013 = $9,931; June 30, 2013 = $9,105) and fixed assets (September 30, 2013 = $3,490; June 30, 2013 = $3,546) located at the Company's principal manufacturing facility in the Dominican Republic.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements.  For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, the uncertain economic, military and political conditions in the world, the ability to maintain adequate financing, our ability to maintain and develop competitive products, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar, distribution problems, and unforeseen environmental liabilities.

Overview

The Company is a diversified manufacturer of security products, encompassing electronic locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 6% of our revenues for both of the three month periods ended September 30, 2013 and 2012.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 6-8% of revenues to research and development (R&D) on an annual basis. The Company does not expect products resulting from our R&D investments in fiscal 2014 to contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) there is a fixed and determinable price for the Company's product, (iii) shipment and passage of title occurs and (iv) collectability is reasonably assured. Revenues from product sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of the sale. The Company reports its sales on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and other allowances and the amount of reserves established for anticipated sales returns and other allowances.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had two customers with accounts receivable balances that aggregated 28% and 22% of the Company’s accounts receivable at September 30, 2013 and June 30, 2013, respectively. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $230,000 and $220,000 as of September 30, 2013 and June 30, 2013, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

Results of Operations

	Three months ended September 30, (dollars in thousands)
	2013	2012	% Increase/ (decrease)
Net sales	$17,239	$15,216	13.3%
Gross profit	5,039	4,136	21.8%
Gross profit as a % of net sales	29.2%	27.2%	7.4%
Selling, general and administrative	4,777	4,535	5.3%
Selling, general and administrative as a percentage of net sales	27.7%	29.8%	(7.0)%
Operating income (loss)	262	(399)	165.7%
Interest expense, net	121	177	(31.6)%
Other expense	3	3	--%
Provision (benefit) for income taxes	15	(145)	110.3%
Net income (loss)	123	(434)	128.3%

Sales for the three months ended September 30, 2013 increased 13% to $17,239,000 as compared to $15,216,000 for the same period a year ago. In the increase in sales for the three months ended September 30, 2013 was due primarily to increased sales in the Company’s door-locking products ($1,283,000) and access control ($720,000) products. The increase in sales of door-locking products for the three months was due primarily to general increased demand for the Company’s door-locking products. The increase in the Company’s access control products was due primarily to a large order of $1,734,000 from a major university. The Company shipped $1,127,000 of this order during the quarter ended June 30, 2013 and completed delivery of the remaining $607,000 in during the quarter ended September 30, 2013.

Gross profit for the three months ended September 30, 2013 increased to $5,039,000 or 29.2% of sales as compared to $4,136,000 or 27.2% of sales for the same period a year ago. The increase in gross profit for the three months was primarily due to the aforementioned increase in net sales, a positive shift in product mix to the Company’s door-locking products and a $154,000 reduction in research and development costs as a result of the completion of development of the Company’s iBridge product line.

Selling, general and administrative expenses for the three months ended September 30, 2013 increased by $242,000 to $4,777,000 from $4,535,000 for the same period a year ago.  Selling, general and administrative expenses as a percentage of net sales decreased to 27.7% for the three months ended September 30, 2013 from 29.8% for the same period a year ago. The increase in dollars was due primarily from the addition of selling personnel.

Interest expense, net for the three months ended September 30, 2013 decreased by $56,000 to $121,000 as compared to $177,000 for the same period a year ago. The decrease in interest expense for the three months ended September 30, 2013 resulted from lower average outstanding debt during the three months ended September 30, 2013 as compared to the same period a year ago.

The Company’s provision for income taxes for the three months ended September 30, 2013 increased by $160,000 to a provision of $15,000 as compared to a benefit of $145,000 for the same period a year ago. The increase in the provision for income taxes was caused primarily by the increase in income before income taxes as well as a change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the loss being generated by non-taxable foreign operations for the three months ended September 30, 2013 as compared to the same period a year ago. As a result, the Company’s effective rate for income tax was 11% and 25% for the three months ended September 30, 2013 and 2012, respectively.

Net income increased by $557,000 to $123,000 or $0.01 per diluted share for the three months ended September 30, 2013 as compared to a loss of $(434,000) or $(0.02) per diluted share for the same period a year ago. The changes for the three months ended September 30, 2013 were primarily due to the items as described above.

Liquidity and Capital Resources

During the three months ended September 30, 2013 the Company utilized a portion of its cash from operations ($3,305,000 of $3,782,000) to repay outstanding debt ($2,900,000), purchase treasury stock ($285,000) and purchase property, plant and equipment ($125,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at September 30, 2013 decreased $3,923,000 to $14,288,000 as compared to $18,211,000 at June 30, 2013.  This decrease is primarily the result of the lower sales volume during the quarter ended September 30, 2013 as compared to the quarter ended June 30, 2013, which is typically the Company’s highest.

Inventories at September 30, 2013 increased $1,520,000 to $23,427,000 as compared to $21,907,000 at June 30, 2013. This increase is primarily the result of the Company keeping additional inventory of recently introduced products as well as level-loading its production facility in the Dominican Republic.

Accounts payable and accrued expenses increased $879,000 to $7,894,000 as of September 30, 2013 as compared to $7,015,000 at June 30, 2013.  This increase is due primarily to the increase in inventory discussed above.

As of September 30, 2013, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. As of September 30, 2013, the Company had $3,000,000 in outstanding borrowings and $8,000,000 in availability under the Revolving Credit Facility. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of September 30, 2013 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At September 30, 2013, an aggregate principal amount of approximately $13,500,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 2.2%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $135,000 in interest that year.

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

At the conclusion of the period ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2013.

During the first quarter of fiscal 2014, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.                         Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2013 during the three months ended September 30, 2013.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
September 1, 2013 - September 30, 2013	50,000	$5.70	--	--
Total for the Quarter ended December 31, 2012	50,000	$5.70	--	--

On September 17, 2013 the registrant repurchased 50,000 shares of its Common Stock from its Chief Executive Officer, Richard Soloway, The purchase price was $5.70 per share, the previous business day’s closing price on NASDAQ, for an aggregate purchase price of $285,000. The repurchase was to fund Mr. Soloway’s tax liability associated with the exercise of 135,000 options granted to him under the registrant’s 2002 Employee Stock Option Plan. The repurchase by the registrant was approved by the Board of Directors of the registrant, including all of the independent directors.

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

November 12, 2013

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