Form 10-Q
period 2013-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2014-02-10
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2013
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

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    February 10, 2014

COMMON STOCK, $.01 PAR VALUE PER SHARE          19,408,276

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:       FINANCIAL INFORMATION
Item 1.     Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(unaudited)	(audited)
ASSETS	(in thousands, except for share data)
CURRENT ASSETS
Cash and cash equivalents	$3,379	$3,229
Accounts receivable, net of reserves and allowances	13,704	18,211
Inventories	19,788	18,471
Prepaid expenses and other current assets	1,369	1,219
Income tax receivable	--	64
Deferred income taxes	681	642
Total Current Assets	38,921	41,836
Inventories - non-current	3,226	3,436
Deferred income taxes	1,541	1,526
Property, plant and equipment, net	6,512	6,586
Intangible assets, net	9,943	10,334
Other assets	179	185
TOTAL ASSETS	$60,322	$63,903
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long term debt	$1,600	$1,600
Accounts payable	3,030	3,318
Accrued expenses	1,857	2,093
Accrued salaries and wages	1,597	1,604
Accrued income taxes	22	--
Total Current Liabilities	8,106	8,615
Long-term debt, net of current maturities	11,500	14,800
Accrued income taxes	164	153
Total Liabilities	19,770	23,568

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,038,443 and 20,796,813 shares issued; and 19,408,276 and 19,296,335 shares outstanding, respectively	210	208
Additional paid-in capital	15,818	15,356
Retained earnings	32,568	32,078
	48,596	47,642
Less: Treasury Stock, at cost (1,630,167 and 1,500,478 shares, respectively)	(8,044)	(7,307)

TOTAL STOCKHOLDERS' EQUITY	40,552	40,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,322	$63,903

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended December 31,
	2013	2012
	(In thousands, except share and per share data)

Net sales	$18,353	$17,212
Cost of sales	13,272	12,571
Gross Profit	5,081	4,641
Selling, general, and administrative expenses	4,547	4,287
Operating Income	534	354
Other expense:
Interest expense, net	110	141
Other, net	4	4
Income before Income Taxes	420	209
Income tax expense	52	74
Net Income	$368	$135

Net Income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average number of shares outstanding:
Basic	19,408,000	19,154,000
Diluted	19,444,000	19,496,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Six months ended December 31,
	2013	2012
	(In thousands, except share and per share data)

Net sales	$35,592	$32,428
Cost of sales	25,472	23,651
Gross Profit	10,120	8,777
Selling, general, and administrative expenses	9,324	8,822
Operating Income (Loss)	796	(45)
Other expense:
Interest expense, net	231	318
Other, net	7	7
Income (loss) before Income Taxes	558	(370)
Income tax expense (benefit)	67	(71)
Net Income (Loss)	$491	$(299)

Net Income (Loss) per share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)

Weighted average number of shares outstanding:
Basic	19,366,000	19,125,000
Diluted	19,393,000	19,125,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended December 31,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$491	$(299)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	837	974
Provision for doubtful accounts	10	20
Change in inventory obsolescence reserve	125	--
Deferred income taxes	(54)	71
Stock based compensation expense	7	--
Changes in operating assets and liabilities:
Accounts receivable	4,497	2,500
Inventories	(1,232)	56
Prepaid expenses and other current assets	(150)	(81)
Income tax receivable	64	(214)
Other assets	--	19
Accounts payable and accrued expenses	(499)	(51)
Net Cash Provided by Operating Activities	4,096	2,995

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(366)	(224)
Net Cash Used in Investing Activities	(366)	(224)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(3,300)	(3,057)
Cash paid for purchase of treasury stock	(285)	(435)
Proceeds from exercise of stock options	5	--
Tax benefit from stock option exercise	--	119
Net Cash Used in Financing Activities	(3,580)	(3,373)
Net Increase (Decrease) in Cash and Cash Equivalents	150	(602)
CASH AND CASH EQUIVALENTS - Beginning	3,229	2,979

CASH AND CASH EQUIVALENTS - Ending	$3,379	$2,377

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$240	$242
Income taxes paid	$24	31

NON-CASH FINANCING ACTIVITIES:
Shares surrendered and held in treasury for common stock options exercised	$28	$1,257
Shares surrendered and cancelled for shares for common stock options exercised	$424	$--

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2013

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities: The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2013 due to their short-term maturities; Long-Term Debt: The carrying amount of the Company’s long-term debt, including the current portion, at December 31, 2013 in the amount of $13,100,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at December 31, 2013 and June 30, 2013.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2013 and June 30, 2013. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $230,000 and $220,000 and for returns and other allowances of $870,000 and $1,055,000 as of December 31, 2013 and June 30, 2013, respectively.  Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	December 31, 2013			June 30, 2013
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(5,836)	$3,964	$9,800	$(5,469)	$4,331
Non-compete agreement	340	(261)	79	340	(237)	103
Trade name	5,900	--	5,900	5,900	--	5,900
	$16,040	$(6,097)	$9,943	$16,040	$(5,706)	$10,334

Amortization expense for intangible assets subject to amortization was approximately $195,000 and $229,000 for the three months ended December 31, 2013 and 2012, respectively. Amortization expense for intangible assets subject to amortization was approximately $391,000 and $459,000 for the six months ended December 31, 2013 and 2012, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2014 - $781,000; 2015 - $667,000; 2016 - $529,000; 2017 - $441,000 and 2018 - $371,000. The weighted average amortization period for intangible assets was 14.4 years and 15.3 years at December 31, 2013 and 2012, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended December 31, 2013 and 2012 was $247,000 and $294,000, respectively. Advertising expense for the six months ended December 31, 2013 and 2012 was $612,000 and $721,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred and are included in "Cost of Sales" in the consolidated statements of operations.  Company-sponsored research and development expense for the three months ended December 31, 2013 and 2012 was $1,252,000 and $1,319,000, respectively. Company-sponsored research and development expense for the six months ended December 31, 2013 and 2012 was $2,538,000 and $2,655,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2013	2012	2013	2012	2013	2012
Basic EPS	$368	$135	19,408	19,154	$0.02	$0.01
Effect of Dilutive Securities:
Stock Options	--	--	36	342	--	--
Diluted EPS	$368	$135	19,444	19,496	$0.02	$0.01

Options to purchase 131,402 and 395,750 shares of common stock for the three months ended December 31, 2013 and 2012, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31 (in thousands, except per share data):

	Net Income (Loss)		Weighted Average Shares		Net Income (Loss) per Share
	2013	2012	2013	2012	2013	2012
Basic EPS	$491	$(299)	19,366	19,125	$0.03	$(0.02)
Effect of Dilutive Securities:
Stock Options	--	--	27	--	--	--
Diluted EPS	$491	$(299)	19,393	19,125	$0.03	$(0.02)

Options to purchase 199,759 and 681,140 shares of common stock for the six months ended December 31, 2013 and 2012, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $6 and $0 were recognized for the three months ended December 31, 2013 and 2012, respectively and $7 and $0 for the six months ended December 31, 2013 and 2012, respectively .

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates.  Income and expense items are translated at the prevailing exchange rates during the reporting period.  The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the six months ended December 31, 2013 and 2012.

Comprehensive Income

For the six months ended December 31, 2013 and 2012 the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income.  Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($121,000 and $128,000 in the three months ended December 31, 2013 and 2012, respectively and $252,000 and $249,000 in the six months ended December 31, 2013 and 2012, respectively) and classifies the costs associated with these revenues in cost of sales ($221,000 and $259,000 in the three months ended December 31, 2013 and 2012, respectively and $463,000 and $482,000 in the six months ended December 31, 2013 and 2012, respectively).

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

NOTE 2 - Business and Credit Concentrations

The Company had one customer with accounts receivable balance that comprised 13% of the Company’s accounts receivable at December 31, 2013 and two customers that aggregated 22% at June 30, 2013. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

NOTE 3 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or market. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories. The balance in these reserves was $3,517,000 and $3,392,000 as of December 31, 2013 and June 30, 2013, respectively. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Inventories, net of reserves consist of the following (in thousands):

	December 31, 2013	June 30, 2013

Component parts	$13,775	$13,112
Work-in-process	3,282	3,125
Finished product	5,957	5,670
	$23,014	$21,907
Classification of inventories, net of reserves:
Current	$19,788	$18,471
Non-current	3,226	3,436
	$23,014	$21,907

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2013	June 30, 2013	Useful Life in Years

Land	$904	$904	--
Buildings	8,911	8,911	30 to 40
Molds and dies	6,836	6,794	3 to 5
Furniture and fixtures	2,367	2,328	5 to 10
Machinery and equipment	19,716	19,431	7 to 10
Leasehold improvements	372	372	Shorter of the lease term or life of asset
	39,106	38,740
Less: accumulated depreciation and amortization	32,594	32,154
	$6,512	$6,586

Depreciation and amortization expense on property, plant, and equipment was $223,000 and $256,000 for the three months ended December 31, 2013 and 2012, respectively and $440,000 and $507,000 for the six months ended December 31, 2013 and 2012, respectively.

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 30, 2013 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2008 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the six months ended December 31, 2013 the Company increased its reserve for uncertain income tax positions by $11,000. As a result, as of December 31, 2013 and June 30, 2013 the Company has a long-term accrued income tax liability of $164,000 and $153,000, respectively.

NOTE 6 - Long-Term Debt

As of December 31, 2013, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of December 31, 2013 and June 30, 2013 are as follows:

	December 31, 2013		June 30, 2013
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$3,000	2.2%	$5,500	2.5%
Term loans	10,100	2.2%	10,900	2.5%
Total debt	$13,100	2.2%	$16,400	2.5%

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2013, 78,500 stock options were granted, 15,700 stock options were exercisable and 871,500 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
Risk-free interest rates	2.7%
Expected lives	10 years
Expected volatility	57%
Expected dividend yields	0%

The following table reflects activity under the 2012 Employee Plan for the six months ended December 31, 2013:

	Options	Weighted average exercise price

Outstanding, beginning of year	--	$--
Granted	78,500	5.73
Terminated	--	--
Exercised	--	--
Outstanding, end of period	78,500	$5.73
Exercisable, end of period	15,700	$5.73

Weighted average fair value at grant date of options granted	$3.84
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$44,120
Total intrinsic value of options exercisable	$8,824

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at December 31, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 4.00 - $ 7.00	78,500	9.8	$5.73	15,700	$5.73
	78,500	9.8	$5.73	15,700	$5.73

As of December 31, 2013, there was $297,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. The total fair value of the options vesting during the three and six months ended December 31, 2013 under this plan was $37,000 and $60,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2013, 25,000 stock options were granted, 5,000 stock options were exercisable and 25,000 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
Risk-free interest rates	2.7%
Expected lives	10 years
Expected volatility	57%
Expected dividend yields	0%

The following table reflects activity under the 2012 Non-Employee Plan for the six months ended December 31, 2013:

	Options	Weighted average exercise price

Outstanding, beginning of year	--	$--
Granted	25,000	4.88
Terminated	--	--
Exercised	--	--
Outstanding, end of period	25,000	$4.88
Exercisable, end of period	5,000	$4.88

Weighted average fair value at grant date of options granted	$3.30
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$35,000
Total intrinsic value of options exercisable	$7,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at December 31, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 4.00 - $ 5.00	25,000	9.7	$4.88	5,000	$4.88
	25,000	9.7	$4.88	5,000	$4.88

As of December 31, 2013, there was $80,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. The total fair value of the options vesting during the three and six months ended December 31, 2013 under this plan was $17,000 and $0, respectively.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant.  At December 31, 2013, 1,471,480 stock options were granted, 294,100 stock options were exercisable and no further stock options were available for grant under this plan. No options were granted under this plan during the six months ended December 31, 2012.

The following table reflects activity under the 2002 Employee plan for the six months ended December 31,:

	2013		2012
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	651,140	$4.18	1,380,140	$2.95
Granted	--	--	--	--
Terminated/Lapsed	(30,240)	1.74	--	--
Exercised	(326,800)	2.70	(27,000)	1.76
Outstanding, end of period	294,100	$6.07	1,353,140	$2.95
Exercisable, end of period	294,100	$6.07	1,353,140	$2.95

Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$854,000		$36,000
Total intrinsic value of options outstanding	$254,000		$1,459,000
Total intrinsic value of options exercisable	$254,000		$1,459,000

326,800 and 27,000 stock options were exercised during the six months ended December 31, 2013 and 2012, respectively. 324,100 of the 326,800 exercises were settled by exchanging 164,859 shares of the Company’s common stock of which 85,170 was retired upon receipt. The 27,000 exercise was settled by exchanging 13,807 shares of the Company’s common stock, which was retired upon receipt. Cash received from option exercises was $5,103 and $0 for the six months ended December 31, 2013 and 2012, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at December 31, 2013:

	Options outstanding and exerciseable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$ 1.62 - $ 4.00	28,350	0.2	$1.90
$ 4.01 - $ 7.50	228,250	2.3	5.75
$ 7.51 - $11.16	37,500	2.2	11.16
	294,100	2.1	$6.07

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

The following table reflects activity under the 2000 Non-employee Plan for the six months ended December 31,

	2013		2012
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of period	30,000	$5.03	30,000	$5.03
Granted	--	--	--	--
Terminated/Lapsed	(30,000)	5.03	--	--
Exercised	--	--	--	--
Outstanding, end of period	--	$--	30,000	$5.03
Exercisable, end of period	--	$--	30,000	$5.03

Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$0		$0
Total intrinsic value of options exercisable	$0		$0

NOTE 8 – Stockholders’ Equity Transactions

During the six months ended December 31, 2013, certain employees exercised incentive stock options under the Company’s 2002 Plan totaling 326,800 shares. 324,100 of these exercises were completed as cashless exercises as allowed for under the 2002 Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees are based upon the per share price on the effective date of the option exercise. In addition, the Company repurchased 50,000 shares of its Common Stock from its Chief Executive Officer (“CEO”). The purchase price was $5.70 per share, the previous business day’s closing price on NASDAQ, for an aggregate purchase price of $285,000. The repurchase was to fund the CEO’s tax liability associated with the exercise of 135,000 options granted to him under the 2002 Plan. The repurchase was approved by the Board of Directors of the Company, including all of the independent directors.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $25,000 and $23,000 for the three months ended December 31, 2013 and 2012, respectively and $51,000 and $44,000 for the six months ended December 31, 2013 and 2012, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2016.

Rent expense, with the exception of the land lease referred to below, totaled approximately $9,000 and $12,000 for the three months ended December 31, 2013 and 2012, respectively and $18,000 and $23,000 for the six months ended December 31, 2013 and 2012, respectively.

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

The following represents selected consolidated geographical data:

Financial Information Relating to Domestic and Foreign Operations

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Sales to external customers (1):
Domestic	$17,593	$16,105	$33,887	$30,370
Foreign	760	1,107	1,705	2,058
Total Net Sales	$18,353	$17,212	$35,592	$32,428

Identifiable assets:	December 31, 2013	June 30, 2013
United States	$47,686	$51,141
Dominican Republic (2)	12,636	12,763
Total Identifiable Assets	$60,322	$63,903

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (December 31, 2013 = $8,982; June 30, 2013 = $9,105) and fixed assets (December 31, 2013 = $3,550; June 30, 2013 = $3,546) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Overview

The Company is a diversified manufacturer of security products, encompassing electronic locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 5% and 6% of our revenues for both of the six month periods ended December 31, 2013 and 2012, respectively.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with accounts receivable balance that comprised 13% of the Company’s accounts receivable at December 31, 2013 and two customers that aggregated 22% at June 30, 2013. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $230,000 and $220,000 as of December 31, 2013 and June 30, 2013, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

Results of Operations

	Three months ended December 31, (dollars in thousands)			Six months ended December 31, 2013 (dollars in thousands)
	2013	2012	% Increase/ (decrease)	2013	2012	% Increase/ (decrease)

Net sales	$18,353	$17,212	6.6%	$35,592	$32,428	9.8%
Gross profit	5,081	4,641	9.5%	10,120	8,777	15.3%
Gross profit as a % of net sales	27.7%	27.0%	2.6%	28.4%	27.1%	4.8%
Selling, general and administrative	4,547	4,287	6.1%	9,324	8,822	5.7%
Selling, general and administrative as a percentage of net sales	24.8%	24.9%	(0.4)%	26.2%	27.2%	(3.7)%
Operating income (loss)	534	354	50.8%	796	(45)	1,868.9%
Interest expense, net	110	141	(22.0)%	231	318	(27.4)%
Other expense	4	4	--%	7	7	--%
Provision (benefit) for income taxes	52	74	(29.7)%	67	(71)	194.4%
Net income (loss)	368	135	172.6%	491	(299)	264.2%

Sales for the three months ended December 31, 2013 increased 7% to $18,353,000 as compared to $17,212,000 for the same period a year ago. Sales for the six months ended December 31, 2013 increased 10% to $35,592,000 as compared to $32,428,000 for the same period a year ago. The increase in sales for the three months ended December 31, 2013 was due primarily to increased sales in the Company’s door-locking products ($1,241,000) and access control ($187,000) products as partially offset by a decrease in intrusion products ($286,000). The increase in sales for the six months ended December 31, 2013 was due primarily to increased sales in the Company’s door-locking products ($2,524,000) and access control ($906,000) products as partially offset by a decrease in intrusion products ($266,000). The increase in sales of door-locking products for the three and six months was due primarily to general increased demand for the Company’s door-locking products. The increase in sales of access control products for the six months was due primarily to a large order of $1,734,000 received from a major university in the quarter ended June 30, 2013. The Company shipped $1,127,000 of this order in the quarter ended June 30, 2013 and completed delivery of the remaining $607,000 during the first three months of fiscal 2014. Intrusion sales were impacted by a temporary delay in processing orders from a large distributor.

Gross profit for the three months ended December 31, 2013 increased to $5,081,000 or 27.7% of sales as compared to $4,641,000 or 27.0% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2013 increased to $10,120,000 or 28.4% of sales as compared to $8,777,000 or 27.1% of sales for the same period a year ago. The increase in gross profit for the three and six months was primarily due to the aforementioned increase in net sales, a positive shift in product mix to the Company’s door-locking products and a reduction in research and development costs as a result of the completion of development of the Company’s iBridge product line.

Selling, general and administrative expenses for the three months ended December 31, 2013 increased by $260,000 to $4,547,000 from $4,287,000 for the same period a year ago.  Selling, general and administrative expenses for the six months ended December 31, 2013 increased by $502,000 to $9,324,000 from $8,822,000 for the same period a year ago.  Selling, general and administrative expenses as a percentage of net sales decreased to 24.8% for the three months ended December 31, 2013 from 24.9% for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 26.2% for the six months ended December 31, 2013 from 27.2% for the same period a year ago. The increase in dollars for the three and six months was due primarily from the addition of selling personnel.

Interest expense, net for the three months ended December 31, 2013 decreased by $31,000 to $110,000 as compared to $141,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2013 decreased by $87,000 to $231,000 as compared to $318,000 for the same period a year ago. The decreases in interest expense for the three and six months ended December 31, 2013 resulted from lower average outstanding debt during those periods as compared to the same periods a year ago.

The Company’s provision for income taxes for the three months ended December 31, 2013 decreased by $22,000 to $52,000 as compared to $74,000 for the same period a year ago. The Company’s provision for income taxes for the six months ended December 31, 2013 increased by $138,000 to a provision of $67,000 as compared to a benefit of $71,000 for the same period a year ago. The changes in the provision for income taxes were caused primarily by the increase in income before income taxes as well as a change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the loss being generated by non-taxable foreign operations for the three and six months ended December 31, 2013 as compared to the same periods a year ago. As a result, the Company’s effective rate for income tax was 12% and 35% for the three months ended December 31, 2013 and 2012, respectively and 12% and 19% for the six months ended December 31, 2013 and 2012, respectively.

Net income increased by $233,000 to $368,000 or $0.02 per diluted share for the three months ended December 31, 2013 as compared to $135,000 or $0.01 per diluted share for the same period a year ago. Net income increased by $790,000 to $491,000 or $0.03 per diluted share for the six months ended December 31, 2013 as compared to a loss of $(299,000) or $(0.02) per diluted share for the same period a year ago. The changes for the three and six months ended December 31, 2013 were primarily due to the items as described above.

Liquidity and Capital Resources

During the six months ended December 31, 2013 the Company utilized a portion of its cash from operations ($3,951,000 of $4,096,000) to repay outstanding debt ($3,300,000), purchase treasury stock ($285,000) and purchase property, plant and equipment ($366,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at December 31, 2013 decreased $4,507,000 to $13,704,000 as compared to $18,211,000 at June 30, 2013.  This decrease is primarily the result of the lower sales volume during the quarter ended December 31, 2013 as compared to the quarter ended June 30, 2013, which is typically the Company’s highest.

Inventories at December 31, 2013 increased $1,107,000 to $23,014,000 as compared to $21,907,000 at June 30, 2013. This increase is primarily the result of the Company keeping additional inventory of recently introduced products, level-loading its production facility in the Dominican Republic as well as the higher sales levels in the quarter ended June 30, 2013 as compared to the quarter ended December 31, 2013.

Accounts payable and accrued expenses decreased $531,000 to $6,484,000 as of December 31, 2013 as compared to $7,015,000 at June 30, 2013.  This decrease is due primarily to lower production levels during the quarter ended December 31, 2013 as compared to the quarter ended June 30, 2013.

As of December 31, 2013, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. As of December 31, 2013, the Company had $3,000,000 in outstanding borrowings and $8,000,000 in availability under the Revolving Credit Facility. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of December 31, 2013 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At December 31, 2013, an aggregate principal amount of approximately $13,100,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 2.2%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $131,000 in interest that year.

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

At the conclusion of the period ended December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2013.

During the three months ended December 31, 2013, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.     Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2013 during the six months ended December 31, 2013.

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

February 10, 2014

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