Form 10-Q
period 2014-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2014-05-07
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2014
OR
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
  (Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

(631) 842-9400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year if
changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                      Yes ____X_____                    No __________

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).       Yes __________                    No __________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer __                                                Accelerated Filer _____                                     Non-Accelerated Filer _____                               Smaller reporting company __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes __________                                             No ____X_____

Number of shares outstanding of each of the issuer’s classes of common stock, as of:    May 6, 2014

COMMON STOCK, $.01 PAR VALUE PER SHARE          19,419,076

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:          FINANCIAL INFORMATION
Item 1.    Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2014	June 30, 2013
	(unaudited)	(audited)
ASSETS	(in thousands, except for share data)
CURRENT ASSETS
Cash and cash equivalents	$2,425	$3,229
Accounts receivable, net of reserves and allowances	14,213	18,211
Inventories	21,474	18,471
Prepaid expenses and other current assets	1,228	1,219
Income tax receivable	--	64
Deferred income taxes	738	642
Total Current Assets	40,078	41,836

Inventories - non-current	2,798	3,436
Deferred income taxes	1,533	1,526
Property, plant and equipment, net	6,517	6,586
Intangible assets, net	9,748	10,334
Other assets	172	185

TOTAL ASSETS	$60,846	$63,903
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Current maturities of long term debt	$1,600	$1,600
Accounts payable	4,001	3,318
Accrued expenses	1,489	2,093
Accrued salaries and wages	1,652	1,604
Accrued income taxes	102	--

Total Current Liabilities	8,844	8,615

Long-term debt, net of current maturities	10,600	14,800
Accrued income taxes	169	153

Total Liabilities	19,613	23,568
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,049,243 and 20,796,813 shares issued; and 19,419,076 and 19,296,335 shares outstanding, respectively	210	208
Additional paid-in capital	15,848	15,356
Retained earnings	33,219	32,078
	49,277	47,642
Less: Treasury Stock, at cost (1,630,167 and 1,500,478 shares, respectively)	(8,044)	(7,307)

TOTAL STOCKHOLDERS' EQUITY	41,233	40,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,846	$63,903

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	Three months ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Net sales	$17,272	$17,163
Cost of sales	11,955	12,511
Gross Profit	5,317	4,652
Selling, general, and administrative expenses	4,568	4,413

Operating Income	749	239
Other expense:
Interest expense, net	59	103
Other, net	4	3

Income before Income Taxes	686	133
Income tax expense	36	22

Net Income	$650	$111

Net Income per share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted average number of shares outstanding:
Basic	19,416,000	19,296,000
Diluted	19,471,000	19,419,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	Nine months ended March 31,
	2014	2013
	(In thousands, except share and per share data)

Net sales	$52,864	$49,591
Cost of sales	37,427	36,162

Gross Profit	15,437	13,429
Selling, general, and administrative expenses	13,944	13,269

Operating Income	1,493	160
Other expense:
Interest expense, net	239	387
Other, net	10	10
Income (loss) before Income Taxes	1,244	(237)
Income tax expense (benefit)	103	(49)

Net Income (Loss)	$1,141	$(188)
Net Income (Loss) per share:
Basic	$0.06	$(0.01)
Diluted	$0.06	$(0.01)
Weighted average number of shares outstanding:
Basic	19,382,000	19,181,000
Diluted	19,419,000	19,181,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Nine months ended March 31,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,141	$(188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,277	1,467
Provision for doubtful accounts	(40)	20
Change in inventory obsolescence reserve	250	--
Deferred income taxes	(103)	(112)
Stock based compensation expense	17	--
Changes in operating assets and liabilities:
Accounts receivable	4,038	1,856
Inventories	(2,615)	854
Prepaid expenses and other current assets	(9)	16
Income tax receivable	64	(33)
Other assets	3	9
Accounts payable and accrued expenses	245	(918)
Net Cash Provided by Operating Activities	4,268	2,971
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(612)	(316)
Net Cash Used in Investing Activities	(612)	(316)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(4,200)	(3,457)
Cash paid for purchase of treasury stock	(285)	(435)
Proceeds from exercise of stock options	25	--
Tax benefit from stock option exercise	--	114
Net Cash Used in Financing Activities	(4,460)	(3,778)
Net Decrease in Cash and Cash Equivalents	(804)	(1,123)
CASH AND CASH EQUIVALENTS - Beginning	3,229	2,979
CASH AND CASH EQUIVALENTS - Ending	$2,425	$1,856
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$265	$353
Income taxes paid	$24	31
NON-CASH FINANCING ACTIVITIES:
Shares surrendered and held in treasury for common stock options exercised	$28	$1,257
Shares surrendered and cancelled for shares for common stock options exercised	$424	$--

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014

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

Significant Accounting Policies:

Basis of Presentation

The unaudited condensed consolidated financial statements of Napco Security Technologies, Inc and Subsidiaries (the “Company”), including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2013 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 17, 2013. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated. Certain prior period amounts relating to credit card fees have been reclassified for consistency with the current period presentation. The reclassification did not have an impact on the Balance Sheets, Statement of Cash Flows or reported Net income (loss) for any period.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities: The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of March 31, 2014 due to their short-term maturities; Long-Term Debt: The carrying amount of the Company’s long-term debt, including the current portion, at March 31, 2014 in the amount of $12,200,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at March 31, 2014 and June 30, 2013.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2014 and June 30, 2013. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $180,000 and $220,000 and for returns and other allowances of $865,000 and $1,055,000 as of March 31, 2014 and June 30, 2013, respectively.  Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	March 31, 2014			June 30, 2013
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(6,019)	$3,781	$9,800	$(5,469)	$4,331
Non-compete agreement	340	(273)	67	340	(237)	103
Trade name	5,900	--	5,900	5,900	--	5,900
	$16,040	$(6,292)	$9,748	$16,040	$(5,706)	$10,334

Amortization expense for intangible assets subject to amortization was approximately $195,000 and $229,000 for the three months ended March 31, 2014 and 2013, respectively. Amortization expense for intangible assets subject to amortization was approximately $586,000 and $688,000 for the nine months ended March 31, 2014 and 2013, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2014 - $781,000; 2015 - $667,000; 2016 - $529,000; 2017 - $441,000 and 2018 - $371,000. The weighted average amortization period for intangible assets was 14.1 years and 15.1 years at March 31, 2014 and 2013, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred.  Advertising expense for the three months ended March 31, 2014 and 2013 was $189,000 and $124,000, respectively. Advertising expense for the nine months ended March 31, 2014 and 2013 was $801,000 and $847,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred and are included in "Cost of Sales" in the consolidated statements of operations.  Company-sponsored research and development expense for the three months ended March 31, 2014 and 2013 was $1,275,000 and $1,187,000, respectively. Company-sponsored research and development expense for the nine months ended March 31, 2014 and 2013 was $3,813,000 and $3,842,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2014	2013	2014	2013	2014	2013
Basic EPS	$650	$111	19,416	19,296	$0.03	$0.01
Effect of Dilutive Securities:
Stock Options	--	--	55	123	--	--
Diluted EPS	$650	$111	19,471	19,419	$0.03	$0.01

Options to purchase 37,500 and 395,750 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

The following provides a reconciliation of information used in calculating the per share amounts for the nine months ended March 31 (in thousands, except per share data):

	Net Income (Loss)		Weighted Average Shares		Net Income (Loss) per Share
	2014	2013	2014	2013	2014	2013
Basic EPS	$1,141	$(188)	19,382	19,181	$0.06	$(0.01)
Effect of Dilutive Securities:
Stock Options	--	--	37	--	--	--
Diluted EPS	$1,141	$(188)	19,419	19,181	$0.06	$(0.01)

 Options to purchase 145,673 and 672,740 shares of common stock for the nine months ended March 31, 2014 and 2013, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive.  These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $10,000 and $0 were recognized for the three months ended March 31, 2014 and 2013, respectively and $17,000 and $0 for the nine months ended March 31, 2014 and 2013, respectively.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates.  Income and expense items are translated at the prevailing exchange rates during the reporting period.  The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the nine months ended March 31, 2014 and 2013.

Comprehensive Income

For the nine months ended March 31, 2014 and 2013 the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income.  Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($131,000 and $118,000 in the three months ended March 31, 2014 and 2013, respectively and $383,000 and $367,000 in the nine months ended March 31, 2014 and 2013, respectively) and classifies the costs associated with these revenues in cost of sales ($241,000 and $266,000 in the three months ended March 31, 2014 and 2013, respectively and $704,000 and $748,000 in the nine months ended March 31, 2014 and 2013, respectively).

Recently Issued Accounting Standards

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carry-forward, a similar tax loss, or a tax credit carry-forward.  If either (i) an NOL carry-forward, a similar tax loss, or tax credit carry-forward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.  This guidance becomes effective prospectively for unrecognized tax benefits that exist as of the Company’s fiscal 2015 first quarter, with retrospective application and early adoption permitted.  The Company is currently evaluating the timing of adoption and the impact of this balance sheet presentation guidance but does not expect it to have a significant impact on the Company’s consolidated financial statements.

NOTE 2 - Business and Credit Concentrations

The Company had one customer with accounts receivable balance that comprised 12% of the Company’s accounts receivable at March 31, 2014 and two customers that aggregated 22% at June 30, 2013. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

NOTE 3 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or market. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories. The balance in these reserves was $3,642,000 and $3,392,000 as of March 31, 2014 and June 30, 2013, respectively. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Inventories, net of reserves consist of the following (in thousands):

	March 31, 2014	June 30, 2013
Component parts	$14,528	$13,112
Work-in-process	3,462	3,125
Finished product	6,282	5,670
	$24,272	$21,907
Classification of inventories, net of reserves:
Current	$21,474	$18,471
Non-current	2,798	3,436
	$24,272	$21,907

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2014	June 30, 2013	Useful Life in Years

Land	$904	$904	--
Buildings	8,911	8,911	30 to 40
Molds and dies	6,873	6,794	3 to 5
Furniture and fixtures	2,416	2,328	5 to 10
Machinery and equipment	19,877	19,431	7 to 10
Leasehold improvements	372	372	Shorter of the lease term or life of asset
	39,353	38,740
Less: accumulated depreciation and amortization	32,836	32,154
	$6,517	$6,586

Depreciation and amortization expense on property, plant, and equipment was $242,000 and $262,000 for the three months ended March 31, 2014 and 2013, respectively and $682,000 and $769,000 for the nine months ended March 31, 2014 and 2013, respectively.

NOTE 5 - Income Taxes

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax benefit of R&D credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, de-recognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2014 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2008 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. During the nine months ended March 31, 2014 the Company increased its reserve for uncertain income tax positions by $16,000. As a result, as of March 31, 2014 and June 30, 2013 the Company has a long-term accrued income tax liability of $169,000 and $153,000, respectively.

NOTE 6 - Long-Term Debt

As of March 31, 2014, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. In January 2014 the Company and its lender amended the Revolving Credit Facility and Term Loans to allow for a lower LIBOR-based interest rate option of 1.5% as compared to 2.0% provided for previously. All other terms and conditions remain the same.

Outstanding balances and interest rates as of March 31, 2014 and June 30, 2013 are as follows:

	March 31, 2014		June 30, 2013
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$2,500	1.7%	$5,500	2.5%
Term loans	9,700	1.7%	10,900	2.5%

Total debt	$12,200	1.7%	$16,400	2.5%

The Revolving Credit Facility and Term Loans (collectively the “Agreement”) also provide for a LIBOR-based interest rate option of LIBOR plus 1.5% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2014, 78,500 stock options were granted, 15,700 stock options were exercisable and 871,500 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
Risk-free interest rates                                   2.7%
Expected lives                                          10 years
Expected volatility                                          57%
Expected dividend yields                                  0%

The following table reflects activity under the 2012 Employee Plan for the nine months ended March 31, 2014:

	Options	Weighted average exercise price
Outstanding, beginning of year	--	$--
Granted	78,500	5.73
Terminated	--	--
Exercised	--	--
Outstanding, end of period	78,500	$5.73
Exercisable, end of period	15,700	$5.73
Weighted average fair value at grant date of options granted	$3.84

Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$85,000
Total intrinsic value of options exercisable	$17,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at March 31, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00 - $ 7.00	78,500	9.6	$5.73	15,700	$5.73
	78,500	9.6	$5.73	15,700	$5.73

As of March 31, 2014, there was $289,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. There were no options granted during the three months ended March 31, 2014. The total fair value of the options vesting during the three and nine months ended March 31, 2014 under this plan was $0 and $60,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2014, 25,000 stock options were granted, 5,000 stock options were exercisable and 25,000 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
Risk-free interest rates                                   2.7%
Expected lives                                          10 years
Expected volatility                                          57%
Expected dividend yields                                  0%

The following table reflects activity under the 2012 Non-Employee Plan for the nine months ended March 31, 2014:

	Options	Weighted average exercise price
Outstanding, beginning of year	--	$--
Granted	25,000	4.88
Terminated	--	--
Exercised	--	--
Outstanding, end of period	25,000	$4.88
Exercisable, end of period	5,000	$4.88
Weighted average fair value at grant date of options granted	$3.30

Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$48,000
Total intrinsic value of options exercisable	$10,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at March 31, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00 - $ 5.00	25,000	9.4	$4.88	5,000	$4.88
	25,000	9.4	$4.88	5,000	$4.88

As of March 31, 2014, there was $78,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. There were no options granted during the three months ended March 31, 2014. The total fair value of the options vesting during the three and nine months ended March 31, 2014 under this plan was $0 and $17,000, respectively.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant.  At March 31, 2014, 1,471,480 stock options had been granted, 265,750 stock options were exercisable and no further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the nine months ended March 31,:

	2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	651,140	$4.18	1,380,140	$2.95
Granted	--	--	--	--
Terminated/Lapsed	(47,790)	1.74	--	--
Exercised	(337,600)	2.70	(729,000)	1.85
Outstanding, end of period	265,750	$6.07	651,140	$4.18
Exercisable, end of period	265,750	$6.07	651,140	$4.18

Weighted average fair value at grant date of options granted	n/a		n/a

Total intrinsic value of options exercised	$1,399,000		$1,301,000
Total intrinsic value of options outstanding	$244,000		$578,000
Total intrinsic value of options exercisable	$244,000		$578,000

337,600 and 729,000 stock options were exercised during the nine months ended March 31, 2014 and 2013, respectively. 324,100 of the 337,600 stock options exercised were settled by exchanging 164,859 shares of the Company’s common stock of which 85,170 was retired upon receipt. The 27,000 exercise was settled by exchanging 13,807 shares of the Company’s common stock, which was retired upon receipt. Cash received from option exercises was $25,650 and $0 for the nine months ended March 31, 2014 and 2013, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at December 31, 2013:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding	Weighted average remaining tractual life	Weighted average exercise price
$4.01 - $ 7.50	228,250	2.1	5.75
$7.51 - $11.16	37,500	2.0	11.16
	265,750	2.1	$6.51

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

The following table reflects activity under the 2000 Non-employee Plan for the nine months ended March 31,

	2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of period	30,000	$5.03	30,000	$5.03
Granted	--	--	--	--
Terminated/Lapsed	(30,000)	5.03	--	--
Exercised	--	--	--	--
Outstanding, end of period	--	$--	30,000	$5.03
Exercisable, end of period	--	$--	30,000	$5.03

Weighted average fair value at grant date of options granted	n/a		n/a

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$0		$0
Total intrinsic value of options exercisable	$0		$0

NOTE 8 – Stockholders’ Equity Transactions

During the nine months ended March 31, 2014, certain employees exercised incentive stock options under the Company’s 2002 Plan totaling 337,600 shares. 324,100 of these exercises were completed as cashless exercises as allowed for under the 2002 Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees are based upon the per share price on the effective date of the option exercise. In addition, the Company repurchased 50,000 shares of its Common Stock from its Chief Executive Officer (“CEO”). The purchase price was $5.70 per share, the previous business day’s closing price on NASDAQ, for an aggregate purchase price of $285,000. The repurchase was to fund the CEO’s tax liability associated with the exercise of 135,000 options granted to him under the 2002 Plan. The repurchase was approved by the Board of Directors of the Company, including all of the independent directors.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $26,000 and $27,000 for the three months ended March 31, 2014 and 2013, respectively and $77,000 and $73,000 for the nine months ended March 31, 2014 and 2013, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2016.

Rent expense, with the exception of the land lease referred to below, totaled approximately $7,000 and $14,000 for the three months ended March 31, 2014 and 2013, respectively and $25,000 and $37,000 for the nine months ended March 31, 2014 and 2013, respectively.

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

The following represents selected consolidated geographical data:

Financial Information Relating to Domestic and Foreign Operations

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Sales to external customers(1):
Domestic	$16,299	$16,174	$50,186	$46,543
Foreign	973	989	2,678	3,048
Total Net Sales	$17,272	$17,163	$52,864	$49,591

Identifiable assets:	March 31, 2014	June 30, 2013
United States	$47,807	$51,141
Dominican Republic (2)	13,039	12,763
Total Identifiable Assets	$60,846	$63,903

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (March 31, 2014 = $9,356; June 30, 2013 = $9,105) and fixed assets (March 31, 2014 = $3,522; June 30, 2013 = $3,546) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Overview

The Company is a diversified manufacturer of security products, encompassing electronic locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 5% and 6% of our revenues for both of the nine month periods ended March 31, 2014 and 2013, respectively.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with accounts receivable balance that comprised 12% of the Company’s accounts receivable at March 31, 2014 and two customers that aggregated 22% at June 30, 2013. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $180,000 and $220,000 as of March 31, 2014 and June 30, 2013, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

Results of Operations

	Three months ended March 31, (dollars in thousands)			Nine months ended March 31, 2013 (dollars in thousands)
	2014	2013	% Increase/ (decrease)	2014	2013	% Increase/ (decrease)
Net sales	$17,272	$17,163	0.6%	$52,864	$49,591	6.6%
Gross profit	5,317	4,652	14.3%	15,437	13,429	15.0%
Gross profit as a % of net sales	30.8%	27.1%	13.7%	29.2%	27.1%	7.7%
Selling, general and administrative	4,568	4,413	3.5%	13,944	13,269	5.1%
Selling, general and administrative as a percentage of net sales	26.4%	25.7%	2.7%	26.4%	26.8%	(1.5)%
Operating income	749	239	213.4%	1,493	160	833.1%
Interest expense, net	59	103	(42.7)%	239	387	(38.2)%
Other expense	4	3	33.3%	10	10	--%
Provision (benefit) for income taxes	36	22	63.6%	103	(49)	310.2%
Net income (loss)	650	111	485.6%	1,141	(188)	706.9%

Sales for the three months ended March 31, 2014 increased by $109,000 to $17,272,000 as compared to $17,163,000 for the same period a year ago. Sales for the nine months ended March 31, 2014 increased by $3,273,000 to $52,864,000 as compared to $49,591,000 for the same period a year ago. The increase in sales for the three months ended March 31, 2014 was due primarily to increased sales in the Company’s access control products ($519,000) and door-locking products ($275,000) as partially offset by a decrease in intrusion products ($685,000). The increase in sales for the nine months ended March 31, 2014 was due primarily to increased sales in the Company’s door-locking products ($2,799,000) and access control ($1,425,000) products as partially offset by a decrease in intrusion products ($951,000). The increase in sales of door-locking products for the three and nine months was due primarily to general increased demand for the Company’s door-locking products. The increase in sales of access control products for the three and nine months was due primarily to general increased demand. In addition, the increase in the nine months was also due to a large order of $1,734,000 received from a major university in the quarter ended June 30, 2013. The Company shipped $1,127,000 of this order in the quarter ended June 30, 2013 and completed delivery of the remaining $607,000 during the first three months of fiscal 2014. Intrusion sales were impacted by several severe winter storms in the northeast and central states with most of the disruption occurring in the residential market.

Gross profit for the three months ended March 31, 2014 increased to $5,317,000 or 30.8% of sales as compared to $4,652,000 or 27.1% of sales for the same period a year ago. Gross profit for the nine months ended March 31, 2014 increased to $15,437,000 or 29.2% of sales as compared to $13,429,000 or 27.1% of sales for the same period a year ago. The increase in gross profit for the three and nine months was primarily due to the aforementioned increase in net sales and a positive shift in product mix to the Company’s door-locking and access control products.

Selling, general and administrative expenses for the three months ended March 31, 2014 increased by $155,000 to $4,568,000 from 4,413,000 for the same period a year ago.  Selling, general and administrative expenses for the nine months ended March 31, 2014 increased by $675,000 to $13,944,000 from $13,269,000 for the same period a year ago.  Selling, general and administrative expenses as a percentage of net sales increased to 26.4% for the three months ended March 31, 2014 from 25.7% for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 26.4% for the nine months ended March 31, 2014 from 26.8% for the same period a year ago. The increase in dollars for the three and nine months was due primarily from the addition of selling personnel.

Interest expense, net for the three months ended March 31, 2014 decreased by $44,000 to $59,000 as compared to $103,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2014 decreased by $148,000 to $239,000 as compared to $387,000 for the same period a year ago. The decreases in interest expense for the three and nine months ended March 31, 2014 resulted from lower average outstanding debt and lower interest rates during those periods as compared to the same periods a year ago.

The Company’s provision for income taxes for the three months ended March 31, 2014 increased by $14,000 to $36,000 as compared to $22,000 for the same period a year ago. The Company’s provision for income taxes for the nine months ended March 31, 2014 increased by $152,000 to a provision of $103,000 as compared to a benefit of $49,000 for the same period a year ago. The changes in the provision for income taxes were caused primarily by the increase in income before income taxes as well as a change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the loss being generated by non-taxable foreign operations for the three and nine months ended March 31, 2014 as compared to the same periods a year ago. As a result, the Company’s effective rate for income tax was 5% and 17% for the three months ended March 31, 2014 and 2013, respectively and 8% and 21% for the nine months ended March 31, 2014 and 2013, respectively.

Net income increased by $539,000 to $650,000 or $0.03 per diluted share for the three months ended March 31, 2014 as compared to $111,000 or $0.01 per diluted share for the same period a year ago. Net income increased by $1,329,000 to $1,141,000 or $0.06 per diluted share for the nine months ended March 31, 2014 as compared to a loss of $(188,000) or $(0.01) per diluted share for the same period a year ago. The changes for the three and nine months ended March 31, 2014 were primarily due to the items as described above.

Liquidity and Capital Resources

During the nine months ended March 31, 2014 the Company utilized its cash from operations ($4,268,000) and a portion of its cash on-hand as of June 30, 2013 ($829,000 of $3,229,000) to repay outstanding debt ($4,200,000), purchase treasury stock ($285,000) and purchase property, plant and equipment ($612,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at March 31, 2014 decreased $3,998,000 to $14,213,000 as compared to $18,211,000 at June 30, 2013.  This decrease is primarily the result of the lower sales volume during the quarter ended March 31, 2014 as compared to the quarter ended June 30, 2013, which is typically the Company’s highest.

Inventories at March 31, 2014 increased $2,365,000 to $24,272,000 as compared to $21,907,000 at June 30, 2013. This increase is primarily the result of the Company keeping additional inventory of recently introduced products, level-loading its production facility in the Dominican Republic as well as the higher sales levels in the quarter ended June 30, 2013 as compared to the quarter ended March 31, 2014.

Accounts payable and accrued expenses increased $229,000 to $7,244,000 as of March 31, 2014 as compared to $7,015,000 at June 30, 2013. The increase was due primarily more purchases of component parts in the month of March 2014 as compared to the month of June 2013.

As of March 31, 2014, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. As of March 31, 2014, the Company had $2,500,000 in outstanding borrowings and $8,500,000 in availability under the Revolving Credit Facility. In January 2014 the Company and its lender amended the Revolving Credit Facility and Term Loans to allow for a lower LIBOR-based interest rate option of 1.5% as compared to 2.0% provided for previously. All other terms and conditions remain the same. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

 As of March 31, 2014 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At March 31, 2014, an aggregate principal amount of approximately $12,200,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 1.7%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $122,000 in interest that year.

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

At the conclusion of the period ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2014.

During the three months ended March 31, 2014, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.                         Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2013 during the nine months ended March 31, 2013.

Item 6.	Exhibits

4.09	Amendment No. 1 to Third Amended and Restated Credit Agreement

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

May 7, 2014

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:           /s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:           /s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)

EXHIBITS

Exhibit No.	Title
Ex-4.09	Amendment No. 1 to Third Amended and Restated Credit Agreement
Ex-31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President
Ex-31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance
Ex-32.1	Section 1350 Certifications
Ex-101.INS	XBRL Instance Document*
Ex-101.SCH	XBRL Taxonomy Extension Schema Document*
Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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