Form 10-K
period 2014-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2014-09-15
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2014

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2013, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $61,846,891.

As of September 12, 2014, 19,419,076 shares of common stock of Registrant were outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2014 Annual Meeting of Stockholders.

PART I

ITEM 1: BUSINESS.

NAPCO Security Technologies, Inc. ("NAPCO" or the "Company") was incorporated in December 1971 in the State of Delaware. Its executive offices are located at 333 Bayview Ave, Amityville NY 11701. Its telephone number is (631) 842-9400.

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products (“Products”). These Products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

Website Access to Company Reports

Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our website (www.napcosecurity.com) on the same day they are electronically filed with the Securities and Exchange Commission.

Products

Access Control Systems. Access control systems consist of one or more of the following: various types of identification readers (e.g. card readers, hand scanners), a control panel, a PC-based computer and electronically activated door-locking devices. When an identification card or other identifying information is entered into the reader, the information is transmitted to the control panel/PC which then validates the data and determines whether or not to grant access by electronically deactivating the door locking device. An electronic log is kept which records various types of data regarding access activity.

The Company designs, engineers, manufactures and markets the software and control panels discussed above. It also buys and resells various identification readers, PC-based computers and various peripheral equipment for access control systems.

Door Security Products. The Company manufactures a variety of door locking devices including microprocessor-based electronic door locks with push button, card reader and bio-metric operation, door alarms, mechanical door locks and simple dead bolt locks. These devices may control a single door or, in the case of some of the Company’s microprocessor-based door locks, may be networked with the Company’s access control systems and controlled remotely.

Intrusion and Fire Alarm Systems. Alarm systems usually consist of various detectors, a control panel, a digital keypad and signaling equipment. When a break-in occurs, an intrusion detector senses the intrusion and activates a control panel via hard-wired or wireless transmission that sets off the signaling equipment and, in most cases, causes a bell or siren to sound. Communication equipment such as a digital communicator may be used to transmit the alarm signal to a central station or another person selected by a customer.

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

Combination Control Panels/Digital Communicators and Digital Keypad Systems. A combination control panel, digital communicator and a digital keypad has continued to be the leading configuration in terms of dealer and consumer preference. Benefits of the combination format include the cost efficiency resulting from a single microcomputer function, as well as the reliability and ease of installation gained from the simplicity and sophistication of micro-computer technology.

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

Video Surveillance Systems. Video surveillance systems typically consist of one or more video cameras, a control panel and a video monitor or PC. More advanced systems can also include a recording device and some type of remote communication device such as an internet connection to a PC or browser-enabled cell phone. The system allows the user to monitor various locations at once while recorders save the video images for future use. Remote communication devices can allow the user to view and control the system from a remote location.

The Company designs, engineers, and markets the software and control panels discussed above. It also buys and resells various video cameras, PC-based computers and peripheral equipment for video surveillance systems.

Peripheral Equipment

The Company also markets peripheral and related equipment manufactured by other companies. Revenues from peripheral equipment have not been significant.

Research and Development

The Company's business involves a high technology element. During the fiscal years ended June 30, 2014 and 2013, the Company expended approximately $5,059,000 and $5,119,000, respectively, on Company-sponsored research and development activities conducted primarily by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2014, the Company had 994 full-time employees.

Marketing

The Company's staff of 48 sales and marketing support employees located at the Company's Amityville offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 53% of the Company's total sales for each of the fiscal years ended June 30, 2014 and 2013. The remaining revenues are primarily from installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $1,278,000 and $2,177,000 existed as of June 30, 2014 and 2013, respectively. The decrease in the backlog as of June 30, 2014 was due primarily to the Company receiving a purchase order for various special-order items from a customer for approximately $1,542,000 towards the end of fiscal 2013, approximately $428,000 of which was open as of June 30, 2013. The Company expects to fill the entire backlog that existed as of June 30, 2014 during fiscal 2015.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last two fiscal years are summarized in the following table:

Financial Information Relating to Domestic and Foreign Operations

	2014	2013
	(in thousands)
Sales to external customers(1):
Domestic	$70,800	$67,243
Foreign	3,582	4,143
Total Net Sales	$74,382	$71,386

Identifiable assets:
United States	$49,529	$51,141
Dominican Republic (2)	13,835	12,762
Total Identifiable Assets	$63,364	$63,903

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2014 = $10,216; 2013 = $9,105) and fixed assets (2014 = $3,457; 2013 = $3,546) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Members of Management and Certain Directors Beneficially Own a Substantial Portion of the Company’s Common Stock and May Be in a Position to Determine the Outcome of Corporate Elections

Richard L. Soloway, our Chief Executive Officer, members of management and the Board of Directors beneficially own 32.0% of the currently outstanding shares of Common Stock. By virtue of such ownership and their positions with Napco, they may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to Napco’s stockholders.

In addition, Napco has a staggered Board of Directors. Such concentration of ownership and the staggered Board could have the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of Napco.

Our Business Could be Materially Adversely Affected by Adverse Tax Consequences of Offshore Operations

We operate on a global basis, with a portion of our operating income generated outside the United States.

We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax provision.  A significant portion of our assets that result from these earnings remain outside the United States.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

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

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A. (formerly known as NAPCO/Alarm Lock Grupo International, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual cost of approximately $288,000. As of June 30, 2014, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

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

	Quarter Ended Fiscal 2014
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$5.70	$6.49	$7.57	$6.74
Low	$4.75	$4.93	$6.15	$5.00

	Quarter Ended Fiscal 2013
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$3.44	$3.66	$4.09	$4.78
Low	$2.90	$3.09	$3.50	$3.91

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 10, 2014 was 101 (such number does not include beneficial owners of stock held in nominee name).

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

	Fiscal Year Ended and at June 30
	(In thousands, except share and per share data)
	2014	2013	2012	2011	2010
Statement of earnings data:
Net Sales	$74,382	$71,386	$70,928	$71,392	$67,757
Gross Profit	23,713	21,724	21,152	20,101	14,522
Impairment of Goodwill and intangible assets	—	—	—	400	923
Income (Loss) from Operations	4,316	3,717	3,761	2,428	(5,302)
Net Income (Loss)	3,476	3,021	2,286	1,121	(6,500)
Cash Flow Data:
Net cash flows provided by operating activities	4,743	4,899	4,096	4,364	5,285
Net cash flows used in investing activities	(753)	(383)	(606)	(737)	(300)
Net cash flows used in financing activities	(4,736)	(4,266)	(3,588)	(6,072)	(3,572)
Per Share Data:
Net earnings (loss) per common share:
Basic	$0.18	$0.16	$0.12	$0.06	$(0.34)
Diluted	$0.18	$0.16	$0.12	$0.06	$(0.34)
Weighted average common shares outstanding:
Basic	19,392,000	19,210,000	19,096,000	19,096,000	19,096,000
Diluted	19,428,000	19,362,000	19,303,000	19,176,000	19,096,000
Cash Dividends declared per common share (1)	$.00	$.00	$.00	$.00	$.00
Balance sheet data:
Working capital (2)	$33,436	$33,221	$32,205	$29,185	$3,502
Total assets	63,364	63,903	64,750	68,795	73,668
Long-term debt (2)	10,200	14,800	18,657	20,205	—
Stockholders' equity	43,752	40,335	37,723	35,429	34,242

(1)	The Company has never paid a dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's business. Any dividends must be approved by the Company's primary lenders.
(2)	Working capital is calculated by deducting Current Liabilities from Current Assets. As of June 30, 2010, the Company and its banks were in negotiations to amend and restate the existing terms of the credit facilities and term loan. Because the closing and final waivers occurred after the filing date of the June 30, 2010 Form 10-K, the Company classified this debt as current as of June 30, 2010. Upon completion of the closing this debt has been reclassified as long-term.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing electronic locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 5% and 6% of our revenues for the fiscal years ended June 30, 2014 and 2013 respectively.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its 2014 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 6% for the fiscal years ended June 30, 2014 and 2013, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 12% of the Company’s accounts receivable at June 30, 2014 and two customers that aggregated 22% at June 30, 2013. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $180,000 and $220,000 as of June 30, 2014 and 2013, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. For the fiscal years 2014 and 2013, net charges (reductions and dispositions) and balances in these reserves amounted to $(827,000) and $2,565,000; and $354,000 and $3,392,000, respectively.

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

At the conclusion of the fiscal 2014, the Company performed its annual impairment evaluation and determined that its intangible assets were not impaired.

Income Taxes

The Company has identified the United States and New York State as its major tax jurisdictions. The fiscal 2008 and forward years are still open for examination.

During the year ending June 30, 2014 the Company increased its reserve for uncertain income tax positions by $16,000. As of June 30, 2014 the Company has a long-term accrued income tax liability of $169,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2014, the Company had accrued interest totaling $0 and $169,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

For the year ended June 30, 2014, the Company recognized a net income tax expense of $531,000.

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes for fiscal 2014 is as follows (dollars in thousands):

	Amount	% of Pre- tax Income
Tax at the U.S. Federal statutory rate	$1,362	34.0%
Increases (decreases) in taxes resulting from:
Meals and entertainment	63	1.6%
State income taxes, net of Federal income tax benefit	20	0.5%
Foreign source income not subject to tax	(837)	(20.9)%
R&D Credits	(144)	(3.6)%
Other, net	67	1.7%
Effective tax rate	$531	13.3%

Liquidity and Capital Resources

The Company's cash on hand as of June 30, 2013 combined with proceeds from operating activities during fiscal 2014 were adequate to meet the Company's capital expenditure needs and debt obligations during fiscal 2014. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of external financing is a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017. As of June 30, 2014 $2,500,000 was outstanding under this revolving line of credit. As of June 30, 2014, the Company's unused sources of funds consisted principally of $2,483,000 in cash and $8,500,000 unused balance available under its revolving line of credit.

During the year ended June 30, 2014 the Company utilized its cash on hand at June 30, 2013 ($3,229,000) and a portion of its cash from operations ($2,409,000 of $4,743,000) to repay outstanding debt ($4,600,000), purchase treasury stock ($285,000) and purchase property, plant and equipment ($753,000).

As of June 30, 2014, long-term debt consisted of the Revolving Credit Facility and two term loans (collectively the “Agreement”), one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Term Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 with the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. The Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 1.5% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement. The Company’s long-term debt is described more fully in Note 6 to the consolidated financial statements.

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

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2014	2013
Current Ratio	4.6 to 1	4.9 to 1
Sales to Receivables	4.4 to 1	3.9 to 1
Total debt to equity	.27 to 1	.41 to 1

As of June 30, 2014, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual cost of approximately $288,000.

Working Capital. Working capital increased by $215,000 to $33,436,000 at June 30, 2014 from $33,221,000 at June 30, 2013. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable decreased by $1,307,000 to $16,904,000 at June 30, 2014 as compared $18,211,000 at June 30, 2013. The decrease in Accounts Receivable was due primarily to a decrease in sales for the quarter ended June 30, 2014 as compared to the same quarter a year ago.

Inventories. Inventories, which include both current and non-current portions, increased by $3,103,000 to $25,010,000 at June 30, 2014 as compared to $21,907,000 at June 30, 2013. The increase was due primarily to the Company increasing stock of several of its new products, lower sales for the quarter ended June 30, 2014 as compared to the same quarter a year ago as well as a decrease in the obsolescence reserve.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $628,000 to $7,643,000 as of June 30, 2014 as compared to $7,015,000 at June 30, 2013. This increase is primarily due to increased purchases of raw materials to support higher production of several of its new products during the quarter ended June 30, 2014 as compared to June 30, 2013.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company's contractual obligations by fiscal year:

	Payments due by period:
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$11,800,000	$1,600,000	$5,700,000	$4,500,000	$—
Land lease (80 years remaining) (1)	22,464,000	288,000	576,000	576,000	21,024,000
Operating lease obligations	35,000	23,000	12,000	—	—
Other long-term obligations (employment agreements) (1)	708,000	708,000	—	—	—

Total	$35,007,000	$2,619,000	$6,288,000	$5,076,000	$21,024,000

(1)	See footnote 10 to the accompanying consolidated financial statements.

Results of Operations

Fiscal 2014 Compared to Fiscal 2013

	Fiscal year ended June 30,
	2014	2013	% Increase/ (decrease)
Net sales	$74,382	$71,386	4.2%
Gross profit	23,713	21,724	9.2%
Gross profit as a % of net sales	31.9%	30.4%	4.9%
Selling, general and administrative	19,397	18,007	7.7%
Selling, general and administrative as a % of net sales	26.1%	25.2%	3.6%
Income from operations	4,316	3,717	16.1%
Interest expense, net	295	495	(40.4)%
Other expense, net	14	14	—%
Provision for income taxes	531	187	184.0%
Net income	3,476	3,021	15.1%

Net sales in fiscal 2014 increased by $2,996,000 to $74,382,000 as compared to $71,386,000 in fiscal 2013. The increase in net sales was primarily due to increased sales of the Company’s Alarm Lock brand door-locking products ($3,202,000), Marks brand door-locking products ($975,000) and access control products ($214,000) and was partially offset by decreases in the Company’s intrusion products ($1,395,000). The decrease in intrusion products was due primarily to decreased sales to a large intrusion installer as well as a slight overall decrease in demand during the earlier quarters in fiscal 2014.

The Company's gross profit increased by $1,989,000 to $23,713,000 or 31.9% of net sales in fiscal 2014 as compared to $21,724,000 or 30.4% of net sales in fiscal 2013. Gross profit and gross profit as a percentage of net sales was primarily affected by the increase in net sales as discussed above and a positive shift in product mix in fiscal 2014 as compared to fiscal 2013.

Selling, general and administrative expenses as a percentage of net sales increased to 26.1% in fiscal 2014 from 25.2% in fiscal 2013. Selling, general and administrative expenses for fiscal 2014 increased by $1,390,000 to $19,397,000 as compared to $18,007,000 in fiscal 2013. The increases in dollars and as a percentage of sales resulted primarily from increases in selling wages and commissions as well as increased advertising and tradeshow expenditures. The Company increased expenditures in these areas in order to generate higher sales.

Interest expense for fiscal 2014 decreased by $200,000 to $295,000 from $495,000 for the same period a year ago. The decrease in interest expense is primarily the result of the decrease in interest rates charged by the Company’s primary banks as well as the Company’s reduction of its outstanding borrowings under its revolving line of credit and its term loan.

Other expenses remained constant at $14,000 for both fiscal 2014 and 2013.

The Company’s provision for income taxes for fiscal 2014 increased by $344,000 to $531,000 as compared to $187,000 for the same period a year ago. The increase in income taxes from fiscal 2013 to fiscal 2014 resulted primarily from increased income before income taxes as well as a decrease in the benefit generated by the Company’s foreign manufacturing subsidiaries whose profits are not subject to income taxes.

Net income for fiscal 2014 increased by $455,000 to $3,476,000 as compared to $3,021,000 in fiscal 2013. This resulted primarily from the items discussed above.

Forward-looking Information

This Annual Report on Form 10-K and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, uncertain economic, military and political conditions in the world, the ability to maintain adequate financing, our ability to maintain and develop competitive products, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar and distribution problems. The Company’s Risk Factors are discussed in more detail in Item 1A.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest at a spread above the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At June 30, 2014, an aggregate principal amount of approximately $11,800,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 1.7%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $118,000 in interest that year.

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

To the Shareholders, Audit Committee and Board of Directors

Napco Security Technologies, Inc. and Subsidiaries

Amityville, New York

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Technologies, Inc. and Subsidiaries as of June 30, 2014 and 2013 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

September 15, 2014

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2014 and 2013

(In Thousands)

	2014	2013
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$2,483	$3,229
Accounts receivable, net of reserves and allowances	16,904	18,211
Inventories	21,443	18,471
Prepaid expenses and other current assets	989	1,219
Income tax receivable	121	64
Deferred income taxes	739	642
Total Current Assets	42,679	41,836
Inventories - non-current	3,567	3,436
Deferred income taxes	1,005	1,526
Property, plant and equipment, net	6,394	6,586
Intangible assets, net	9,552	10,334
Other assets	167	185

TOTAL ASSETS	$63,364	$63,903

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2014 and 2013

(In Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2014	2013
CURRENT LIABILITIES

Current maturities of long term debt	$1,600	$1,600
Accounts payable	4,082	3,318
Accrued expenses	1,737	2,093
Accrued salaries and wages	1,824	1,604
Total Current Liabilities	9,243	8,615
Long-term debt, net of current maturities	10,200	14,800
Accrued income taxes	169	153
Total Liabilities	19,612	23,568

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,049,243 and 20,796,813 shares issued; and 19,419,076 and 19,296,335 shares outstanding, respectively	210	208
Additional paid-in capital	16,032	15,356
Retained earnings	35,554	32,078
	51,796	47,642
Less: Treasury Stock, at cost (1,630,167 and 1,000,000 shares, respectively)	(8,044)	(7,307)
TOTAL STOCKHOLDERS' EQUITY	43,752	40,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,364	$63,903

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2014 and 2013

(In Thousands, Except Share and Per Share Data)

	2014	2013

Net sales	$74,382	$71,386
Cost of sales	50,669	49,662
Gross Profit	23,713	21,724
Selling, general, and administrative expenses	19,397	18,007
Operating Income	4,316	3,717

Other expense:
Interest expense, net	295	495
Other, net	14	14
	309	509
Income before Provision for Income Taxes	4,007	3,208
Provision for Income Taxes	531	187
Net Income	$3,476	$3,021

Income per share:
Basic	$0.18	$0.16
Diluted	$0.18	$0.16

Weighted average number of shares outstanding:
Basic	19,392,000	19,210,000
Diluted	19,428,000	19,362,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 30, 2014 and 2013

(In Thousands, Except Share Data)

	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
BALANCE June 30, 2012	20,095,713	201	14,080	(1,000,000)	(5,615)	29,057	37,723
Options exercised	729,000	7	1,371	—	—	—	1,378
Shares surrendered and cancelled under cashless option exercise	(27,900)	—	(95)	—	—	—	(95)
Shares surrendered and held in Treasury under cashless option exercise	—	—	—	(371,890)	(1,257)	—	(1,257)
Shares repurchased and held in Treasury				(128,588)	(435)		(435)
Net income	—	—	—	—	—	3,021	3,021

BALANCE June 30, 2013	20,796,813	$208	$15,356	(1,500,478)	$(7,307)	$32,078	$40,335
Options exercised	337,600	3	1,024	—	—	—	1,027
Shares surrendered and cancelled under cashless option exercise	(85,170)	(1)	(424)	—	—	—	(425)
Shares surrendered and held in Treasury under cashless option exercise	—	—	—	(129,689)	(737)	—	(737)
Stock-based compensation expense	—	—	76	—	—	—	76
Net income	—	—	—	—	—	3,476	3,476
BALANCE June 30, 2014	21,049,243	$210	$16,032	(1,630,167)	$(8,044)	$35,554	$43,752

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2014 and 2013 (In Thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,476	$3,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,740	1,974
Charge to obsolescence reserve	(827)	354
Provision for doubtful accounts	(40)	20
Deferred income taxes	424	244
Non-cash stock based compensation expense	76	—

Changes in operating assets and liabilities:
Accounts receivable	1,347	(1,823)
Inventories	(2,276)	1,021
Prepaid expenses and other current assets	230	(254)
Income tax receivable	(57)	(64)
Other assets	5	8
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	645	398

Net Cash Provided by Operating Activities	4,743	4,899

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(753)	(383)

Net Cash Used in Investing Activities	(753)	(383)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(4,600)	(3,857)
Cash paid for purchase of treasury stock	(285)	(435)
Proceeds from exercise of employee stock options	25	—
Tax benefit from stock option exercise	124	26
Net Cash Used in Financing Activities	(4,736)	(4,266)
Net Change in Cash and Cash Equivalents	(746)	250
CASH AND CASH EQUIVALENTS - Beginning	3,229	2,979

CASH AND CASH EQUIVALENTS - Ending	$2,483	$3,229

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$312	$543
Income taxes paid	$24	$31
Surrender of Common Shares	$452	$1,257

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with reserves for sales returns and allowances, concentration of credit risk, inventory reserves, intangible assets and income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities: The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of June 30, 2014 due to their short-term maturities. Long-Term Debt: The carrying amount of the Company’s long-term debt, including the current portion, at June 30, 2014 in the amount of $11,800,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at June 30, 2014 and 2013. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2014 and 2013. The Company has historically not experienced any credit losses with balances in excess of FDIC limits

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $180,000 and $220,000 and for returns and other allowances of $1,005,000 and $1,055,000 as of June 30, 2014 and 2013, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents any excess of the cost of the inventory over its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. For the fiscal years 2014 and 2013, net charges and balances in these reserves amounted to $(827,000) and $2,565,000; and $354,000 and $3,392,000, respectively.

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

The Company’s acquisition of substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. (“Marks” in August 2008 included intangible assets recorded at fair value on the date of acquisition. The intangible assets are amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks trade name was deemed to have an indefinite life.

Changes in intangible assets are as follows (in thousands):

	June 30, 2014			June 30, 2013
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:

Customer relationships	$9,800	$(6,203)	$3,597	$9,800	$(5,469)	$4,331
Non-compete agreement	340	(285)	55	340	(237)	103
Trade name	5,900	—	5,900	5,900	—	5,900
	$16,040	$(6,488)	$9,552	$16,040	$(5,706)	$10,334

Amortization expense for intangible assets subject to amortization was approximately $782,000 and $917,000 for the years ended June 30, 2014 and 2013, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2015 - $667,000; 2016 - $529,000; 2017 - $441,000; 2018 - $371,000 and 2019 - $313,000. The weighted average amortization period for intangible assets was 13.9 years and 14.8 years at June 30, 2014 and 2013, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 6% for the fiscal years ended June 30, 2014 and 2013, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the years ended June 30, 2014 and 2013 was $1,408,000 and $1,318,000, respectively. The increase in Advertising and promotional costs was due primarily to increased expenditures on a major tradeshow and media advertising as compared to the same period a year ago.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense in the year incurred and are included in "Cost of Sales" in the consolidated statements of operations. Company-sponsored research and development expense for the years ended June 30, 2014 and 2013 was $5,059,000 and $5,119,000, respectively. The increase for the year ended June 30, 2013 was due primarily to expenses relating to development of the Company’s iBridge™ tablet computer/touch screen keypad.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2014	2013	2014	2013	2014	2013
Basic EPS	$3,476	$3,021	19,392	19,210	$0.18	$0.16
Effect of Dilutive Securities:
Stock Options	—	—	36	152	—	—
Diluted EPS	$3,476	$3,021	19,428	19,362	$0.18	$0.16

Options to purchase 145,673 and 370,750 shares of common stock for the fiscal years ended June 30, 2014 and 2013, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $76,000 and $0 were recognized for fiscal years 2014 and 2013, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for fiscal years 2014 and 2013.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the years ended June 30, 2014 and 2013.

Comprehensive Income

For the years ended June 30, 2014 and 2013, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($531,000 and $532,000 in fiscal years 2014 and 2013, respectively) and classifies the costs associated with these revenues in cost of sales ($985,000 and $1,090,000 in fiscal years 2014 and 2013, respectively).

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance. The Company is currently evaluating the impact of adopting this guidance.

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

In September 2011, the FASB amended its authoritative guidance related to testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before performing Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required.  This guidance became effective in the beginning of the Company’s 2013 fiscal year, with early adoption permitted.  The guidance did not have an impact on the Company’s consolidated financial statements.

NOTE 2 - Business and Credit Concentrations

The Company had one customer with an accounts receivable balance that comprised 12% of the Company’s accounts receivable at June 30, 2014 and two customers with accounts receivable balances that aggregated of 22% at June 30, 2013. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

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

Inventories, net of reserves consist of the following (in thousands):

	June 30,
	2014	2013
Component parts	$15,268	$13,112
Work-in-process	3,632	3,125
Finished product	6,110	5,670
	$25,010	$21,907

Classification of inventories, net of reserves:
Current	$21,443	$18,471
Non-current	3,567	3,436
	$25,010	$21,907

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30,
	2014	2013	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	6,906	6,794	3 to 5
Furniture and fixtures	2,427	2,328	5 to 10
Machinery and equipment	19,974	19,431	7 to 10
Leasehold improvements	288	372	Shorter of the lease term or life of asset
	39,410	38,740
Less: accumulated depreciation and amortization	33,016	32,154
	$6,394	$6,586

Depreciation and amortization expense on property, plant, and equipment was approximately $945,000 and $1,043,000 in fiscal 2014 and 2013, respectively.

NOTE 5 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended June 30,
	2014	2013
Current income taxes:
Federal	$76	$(89)
State	31	32
	107	(57)
Deferred income tax provision	424	244
Provision for income taxes	$531	$187

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows (dollars in thousands):

	For the Years Ended June 30,
	2014		2013
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax at Federal statutory rate	$1,362	34.0%	$1,091	34.0%
Increases (decreases) in taxes resulting from:
Meals and entertainment	63	1.6%	59	1.8%
State income taxes, net of Federal income tax benefit	20	0.5%	21	0.6%
Foreign source income not subject to tax	(837)	(20.9)%	(740)	(23.0)%
R&D Credit refund	(144)	(3.6)%	(221)	(6.9)%
Other, net	67	1.7%	(23)	(0.7)%
Effective tax rate	$531	13.3%	$187	5.8%

Deferred tax assets and deferred tax liabilities at June 30, 2014 and 2013 are as follows (in thousands):

	Current Deferred Tax Assets (Liabilities)		Long-term Deferred Tax Assets (Liabilities)
	2014	2013	2014	2013
Accounts receivable	$25	$24	$—	$—
Inventories	406	385	336	455
Accrued Liabilities	308	233	64	29
Stock based compensation expense	—	—	139	137
Goodwill	—	—	1,324	1,623
R&D credit	—	—	451	360
Property, plant and equipment	—	—	(527)	(575)
Other deferred tax liabilities	—	—	(782)	(503)
	739	642	1,005	1,526
Valuation allowance	—	—	—	—
Net deferred tax assets	$739	$642	$1,005	$1,526

The Company has identified the United States and New York State as its major tax jurisdictions. The fiscal 2008 and forward years are still open for examination.

During the year ending June 30, 2014 the Company increased its reserve for uncertain income tax positions by $16,000. As of June 30, 2014 the Company has a long-term accrued income tax liability of $169,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2014, the Company had accrued interest totaling $0 and $169,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total
Balance of gross unrecognized tax benefits as of July 1, 2013	$153	$—	$153
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	16	—	16
Balance of gross unrecognized tax benefits as of June 30, 2014	$169	$—	$169

Napco US plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings. As of June 30, 2014, the Company had no undistributed earnings of foreign subsidiaries.

NOTE 6 - Long-Term Debt

As of June 30, 2014, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Term Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of June 30, 2014 and June 30, 2013 are as follows:

	June 30, 2014		June 30, 2013
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$2,500	1.7%	$5,500	2.5%
Term loans	9,300	1.7%	10,900	2.5%
Total debt	$11,800	1.7%	$16,400	2.5%

The Revolving Credit Facility and Term Loans (collectively the “Agreement”) also provides for a LIBOR-based interest rate option of LIBOR plus 1.5% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

The Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Agreement.

NOTE 7 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended June 30, 2014 and 2013, the Company recorded non-cash compensation expense of $76,000 ($.00 per basic and diluted share) and $0 ($.00 per basic and diluted share), respectively, relating to stock-based compensation. There were no options granted during the fiscal year ended June 30, 2013.

The fair value for options granted during the fiscal year ended June 30, 2014 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

Risk-free interest rate	2.7%
Dividend yield	0%
Volatility factor	57%
Weighted average expected life	10 years

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term.  The Company has not recently declared or paid any dividends and does not currently expect to do so in the future.  Expected volatility is based on the annualized daily historical volatility of the Company’s stock over a representative period.  The weighted-average expected life represents the period over which stock-based awards are expected to be outstanding and was determined based on a number of factors, including historical weighted average and projected holding periods for the remaining unexercised shares, the contractual terms of the Company’s stock-based awards, vesting schedules and expectations of future employee behavior.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2014, 78,500 stock options were granted, 15,700 stock options were exercisable and 871,500 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Plan for the year ended June 30, 2014:

	Options	Weighted average exercise price
Outstanding, beginning of year	—	$—
Granted	78,500	5.73
Terminated	—	—
Exercised	—	—
Outstanding, end of period	78,500	$5.73
Exercisable, end of period	15,700	$5.73
Weighted average fair value at grant date of options granted	$3.84
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$14,000
Total intrinsic value of options exercisable	$3,000

There was no activity under this Plan for the year ended June 30, 2013.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.88 - $ 6.31	78,500	9.3	$5.73	15,700	$5.73
	78,500	9.3	$5.73	15,700	$5.73

As of June 30, 2014, there was $282,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. $60,000 of compensation expense was recorded during the year ended June 30, 2014 for stock options granted under the 2012 Employee Plan. There were 78,500 options granted during the year ended June 30, 2014. The total fair value of the options vesting during the years ended June 30, 2014 and 2013 under this plan was $60,000 and $0, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2014, 25,000 stock options were granted, 5,000 stock options were exercisable and 25,000 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the year ended June 30, 2014:

	Options	Weighted average exercise price
Outstanding, beginning of year	—	$—
Granted	25,000	4.88
Terminated	—	—
Exercised	—	—
Outstanding, end of period	25,000	$4.88
Exercisable, end of period	5,000	$4.88
Weighted average fair value at grant date of options granted	$3.30
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$14,000
Total intrinsic value of options exercisable	$3,000

There was no activity under this Plan for the year ended June 30, 2013.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.88	25,000	9.2	$4.88	5,000	$4.88
	25,000	9.2	$4.88	5,000	$4.88

As of June 30, 2014, there was $76,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. $16,000 of compensation expense was recorded during the year ended June 30, 2014 for stock options granted under the 2012 Non-Employee Plan. There were 25,000 options granted during the year ended June 30, 2014. The total fair value of the options vesting during each of the years ended June 30, 2014 and 2013 under this plan was $17,000.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2014, 1,471,480 stock options had been granted, 265,750 stock options were exercisable and no further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the year ended June 30,:

	2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	651,140	$4.18	1,380,140	$2.95
Granted	—	—	—	—
Terminated/Lapsed	(47,790)	1.74	—	—
Exercised	(337,600)	2.70	(729,000)	1.85
Outstanding, end of period	265,750	$6.07	651,140	$4.18
Exercisable, end of period	265,750	$6.07	651,140	$4.18
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$1,399,000		$1,301,000
Total intrinsic value of options outstanding	$13,000		$854,000
Total intrinsic value of options exercisable	$13,000		$854,000

337,600 and 729,000 stock options were exercised during the year ended June 30, 2014 and 2013, respectively. 324,100 of the 337,600 stock options exercised were settled by exchanging 164,859 shares of the Company’s common stock of which 85,170 was retired upon receipt. The 27,000 exercise was settled by exchanging 13,807 shares of the Company’s common stock, which was retired upon receipt. Cash received from option exercises was $25,650 and $0 for the year ended June 30, 2014 and 2013, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at December 31, 2013:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$5.22 - $ 6.62	228,250	1.8	5.75
$11.16	37,500	1.7	11.16
	265,750	1.8	$6.51

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

The following table reflects activity under the 2000 Non-employee Plan for the year ended June 30,

	2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of period	30,000	$5.03	30,000	$5.03
Granted	—	—	—	—
Terminated/Lapsed	(30,000)	5.03	—	—
Exercised	—	—	—	—
Outstanding, end of period	—	$—	30,000	$5.03
Exercisable, end of period	—	$—	30,000	$5.03
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$0		$0
Total intrinsic value of options exercisable	$0		$0

NOTE 8 – Stockholders’ Equity Transactions

During the fiscal 2014, certain employees exercised incentive stock options under the Company’s 2002 Plan totaling 337,600 shares. 324,100 of these exercises were completed as cashless exercises as allowed for under the 2002 Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees are based upon the per share price on the effective date of the option exercise. In addition, the Company repurchased 50,000 shares of its Common Stock from its Chief Executive Officer (“CEO”). The purchase price was $5.70 per share, the previous business day’s closing price on NASDAQ, for an aggregate purchase price of $285,000. The repurchase was to fund the CEO’s tax liability associated with the exercise of 135,000 options granted to him under the 2002 Plan. The repurchase was approved by the Board of Directors of the Company, including all of the independent directors. These exercises resulted in a tax benefit to the Company of $124,000 which is included in Additional Paid-in Capital.

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

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $103,000 and $89,000 for the years ended June 30, 2014 and 2013, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2016. Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending June 30,	Amount
2015	$23,000
2016	12,000
Total	$35,000

Rent expense, with the exception of the land lease referred to below, totaled approximately $32,000 and $43,000 for the fiscal years ended June 30, 2014 and 2013, respectively.

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

Employment Agreements

As of June 30, 2014, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and Senior Vice President of Sales and Marketing (“the SVP”). The employment agreement with the CEO provides for an annual salary of $587,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP expires in October 2014 and provides for an annual salary of $274,400 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement provides for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause.

NOTE 11 - Geographical Data

The Company is engaged in one major line of business: the development, manufacture, and distribution of access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America and Europe.

The following represents selected consolidated geographical data for and as of the fiscal years ended June 30, 2014 and 2013:

Financial Information Relating to Domestic and Foreign Operations

	2014	2013
	(in thousands)
Sales to external customers(1):
Domestic	$70,800	$67,243
Foreign	3,582	4,143
Total Net Sales	$74,382	$71,386
Identifiable assets:
United States	$49,529	$51,141
Dominican Republic (2)	13,835	12,762
Total Identifiable Assets	$63,364	$63,903

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2014 = $10,216; 2013 = $9,105) and fixed assets (2014 = $3,475; 2013 = $3,546) located at the Company's principal manufacturing facility in the Dominican Republic.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A:  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. At the conclusion of the period ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Napco Security Technologies management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected or is likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors appearing in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (“Proxy Statement”) under the heading “Election of Directors”, is incorporated herein by reference.

We have adopted a Code of Ethics which applies to our senior executive and financial officers, among others. The Code is posted on our website, www.napcosecurity.com, under the “Investors – Other” caption. We intend to make all required disclosures regarding any amendment to, or waiver of, a provision of the Code of Ethics for senior executive and financial officers by posting such information on our website.

The information appearing in the Proxy Statement relating to the members of the Audit Committee and the Audit Committee financial expert under the headings “Corporate Governance and Board Matters – Board Structure and Committee Composition” and “Corporate Governance and Board Matters – Board Structure and Committee Composition – Audit Committee” and the information appearing in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference.

The information set forth in the Proxy Statement under the heading “Information Concerning Executive Officers” is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information appearing in the Proxy Statement under the heading “Executive Compensation” and the information appearing in the Proxy Statement relating to the compensation of directors under the caption “Compensation of Directors” is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in the Proxy Statement under the heading “Beneficial Ownership of Common Stock” is incorporated herein by this reference.

Equity Compensation Plan Information as of June 30, 2014

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS (a)		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING SECURITIES REFLECTED IN COLUMN (a) (c)

Equity compensation plans approved by security holders:	369,250	(1)	$6.24	896,500	(2)
Equity compensation plans not approved by security holders:	—		—	—
Total	369,250	(1)	$6.24	896,500	(2)

(1)	The 2002 Employee Stock Option Plan and the 2000 Non-employee Stock Option plans expired in 2012 and 2010, respectively. 265,750 options are outstanding under the 2002 Plan. No options are outstanding under the 2000 Plan. No further options may be granted under these plans.
(2)	In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in the Proxy Statement under the headings “Corporate Governance and Board Matters – Independence of Directors,” “Corporate Governance and Board Matters – Board Structure and Committee Composition,” “Corporate Governance – Policy with Respect to Related Person Transactions,” and “Executive Compensation – Certain Transactions” is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing in the Proxy Statement under the headings “Principal Accountant Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” is incorporated herein by this reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)3 and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K for the fiscal year ended June 30, 2011
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K for the fiscal year ended June, 30 2011
Ex-3.(iii)	Amended and Restated By-Laws	Exhibit 3.(ii) to Report on Form 10-K for the fiscal year ended June 30, 2010
Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012

Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.06	Continuing General Security Agreement	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.01 to Report on Form 8-K dated June 29, 2012
*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008
*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K for fiscal year ended June 30, 2010
*Ex-10.J	Employment Agreement between the Registrant and Jorge Hevia dated December 20, 1999	Exhibit 10.J to Report on Form 8-K dated November 29, 2012
*Ex-10.K	Two (2) Year Extension, dated November 29, 2011, of Employment Agreement between the Registrant and Jorge Hevia	Exhibit 10.K to Report on Form 8-K dated November 29, 2012
*Ex-10.L	Severence Agreement between the Registrant and Kevin S. Buchel dated February 25, 1999.	Exhibit 10.L to Report on Form 10-K for the fiscal year ended June 30, 2013
*Ex-10.M	Indemnification Agreement dated August 9, 1999	Exhibit 10.M to Report on Form 10-K for fiscal year ended June 30, 2012
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K for the fiscal year ended June 30, 2010
Ex-16.01	Letter of Baker Tilly Virchow Krause, LLP dated June 3, 2013.	Exhibit 10.J to Report on Form 8-K dated June 3, 2013

Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Auditors	E-19
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22
Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23
Ex-101.INS	XBRL Instance Document **
Ex-101.SCH	XBRL Taxonomy Extension Schema Document**
Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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

September 15, 2014

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/RICHARD SOLOWAY	Chairman of the Board of Directors,	September 15, 2014
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/KEVIN S. BUCHEL	Senior Vice President of Operations	September 15, 2014
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/PAUL STEPHEN BEEBER	Director	September 15, 2014
Paul Stephen Beeber

/s/RANDY B. BLAUSTEIN	Director	September 15, 2014
Randy B. Blaustein

/s/ARNOLD BLUMENTHAL	Director	September 15, 2014
Arnold Blumenthal

/s/DONNA SOLOWAY	Director	September 15, 2014
Donna Soloway

/s/ANDREW J. WILDER	Director	September 15, 2014
Andrew J. Wilder