Form 10-Q
period 2014-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2014-11-10
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐                  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of: November 7, 2014

COMMON STOCK, $.01 PAR VALUE PER SHARE	19,202,312

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(unaudited)	(audited)
	(in thousands, except for share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,741	$2,483
Accounts receivable, net of reserves and allowances	13,930	16,904
Inventories	22,767	21,443
Prepaid expenses and other current assets	849	989
Income tax receivable	169	121
Deferred income taxes	757	739
Total Current Assets	42,213	42,679

Inventories - non-current	3,653	3,567
Deferred income taxes	932	1,005
Property, plant and equipment, net	6,295	6,394
Intangible assets, net	9,386	9,552
Other assets	158	167

TOTAL ASSETS	$62,637	$63,364

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Current maturities of long term debt	$1,600	$1,600
Accounts payable	3,846	4,082
Accrued expenses	1,829	1,737
Accrued salaries and wages	1,958	1,824
Total Current Liabilities	9,233	9,243

Long-term debt, net of current maturities	9,800	10,200
Accrued income taxes	169	169

Total Liabilities	19,202	19,612

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,049,243 and 21,049,243 shares issued; and 19,311,520 and 19,419,076 shares outstanding, respectively	210	210
Additional paid-in capital	16,065	16,032
Retained earnings	35,713	35,554
	51,988	51,796
Less: Treasury Stock, at cost (1,737,723 and 1,630,167 shares, respectively)	(8,553)	(8,044)

TOTAL STOCKHOLDERS' EQUITY	43,435	43,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,637	$63,364

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,
	2014	2013
	(In thousands, except share and per share data)

Net sales	$17,336	$17,239
Cost of sales	12,081	12,200

Gross Profit	5,255	5,039
Selling, general, and administrative expenses	5,009	4,799

Operating Income	246	240
Other expense (income):
Interest expense, net	55	99
Other, net	(5)	3

Income before Income Taxes	196	138
Income tax expense	37	15

Net Income	$159	$123

Net Income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of shares outstanding:
Basic	19,412,000	19,323,000
Diluted	19,412,000	19,341,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended September 30,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$159	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372	415
Provision for doubtful accounts	(15)	10
Change in inventory obsolescence reserve	—	50
Deferred income taxes	55	(54)
Stock based compensation expense	33	1
Changes in operating assets and liabilities:
Accounts receivable	2,989	3,913
Inventories	(1,410)	(1,570)
Prepaid expenses and other current assets	140	(23)
Income tax receivable	(48)	41
Other assets	5	(7)
Accounts payable and accrued expenses	(10)	883

Net Cash Provided by Operating Activities	2,270	3,782

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(103)	(125)

Net Cash Used in Investing Activities	(103)	(125)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(400)	(2,900)
Cash paid for purchase of treasury stock	(509)	(285)
Proceeds from exercise of stock options	—	5

Net Cash Used in Financing Activities	(909)	(3,180)

Net Increase in Cash and Cash Equivalents	1,258	477
CASH AND CASH EQUIVALENTS - Beginning	2,483	3,229

CASH AND CASH EQUIVALENTS - Ending	$3,741	$3,706

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$56	$127
Income taxes paid	$30	24

NON-CASH FINANCING ACTIVITIES:
Shares surrendered and held in treasury for common stock options exercised	$—	$28
Shares surrendered and cancelled for shares for common stock options exercised	$—	$424

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2014

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc. and Subsidiaries (the "Company") is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

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

Significant Accounting Policies:

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company, including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2014 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2014. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated. Certain prior period amounts relating to credit card fees have been reclassified for consistency with the current period presentation. The reclassification did not have an impact on the Balance Sheets, Statement of Cash Flows or reported Net income (loss) for any period.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities: The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2014 due to their short-term maturities. Long-Term Debt: The carrying amount of the Company’s long-term debt, including the current portion, at September 30, 2014 in the amount of $11,400,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at September 30, 2014 and June 30, 2014. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2014 and June 30, 2014. The Company has historically not experienced any credit losses with balances in excess of FDIC limits

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $165,000 and $180,000 and for returns and other allowances of $840,000 and $1,005,000 as of September 30, 2014 and June 30, 2014, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

The Company’s acquisition of substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. (“Marks”) in August 2008 included intangible assets recorded at fair value on the date of acquisition. The intangible assets are amortized over their estimated useful lives of twenty years (customer relationships) and seven years (non-compete agreement). The Marks trade name was deemed to have an indefinite life.

Changes in intangible assets are as follows (in thousands):

	September 30, 2014			June 30, 2014
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(6,357)	$3,443	$9,800	$(6,203)	$3,597
Non-compete agreement	340	(297)	43	340	(285)	55
Trade name	5,900	—	5,900	5,900	—	5,900
	$16,040	$(6,654)	$9,386	$16,040	$(6,488)	$9,552

Amortization expense for intangible assets subject to amortization was approximately $166,000 and $195,000 for the three months ended September 30, 2014 and 2013, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2015 - $667,000; 2016 - $529,000; 2017 - $441,000; 2018 - $371,000 and 2019 - $313,000. The weighted average amortization period for intangible assets was 13.7 years and 14.6 years at September 30, 2014 and 2013, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 8% and 7% for the three months ended September 30, 2014 and 2013, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the three months ended September 30, 2014 and 2013 was $544,000 and $365,000, respectively. The increase in Advertising and promotional costs was due primarily to increased expenditures on media advertising as compared to the same period a year ago.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. Company-sponsored research and development expense for the three months ended September 30, 2014 and 2013 was $1,307,000 and $1,286,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2014	2013	2014	2013	2014	2013
Basic EPS	$159	$123	19,412	19,323	$0.01	$0.01
Effect of Dilutive Securities:
Stock Options	—	—	—	18	—	—

Diluted EPS	$159	$123	19,412	19,341	$0.01	$0.01

Options to purchase 145,500 and 268,116 shares of common stock for the three months ended September 30, 2014 and 2013, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $33,000 and $1,000 were recognized for three months ended September 30, 2014 and 2013, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for the three months ended September 30, 2014 and 2013.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three months ended September 30, 2014 and 2013.

Comprehensive Income

For the three months ended September 30, 2014 and 2013, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($127,000 and $131,000 in the three months ended September 30, 2014 and 2013, respectively) and classifies the costs associated with these revenues in cost of sales ($241,000 and $242,000 in the three months ended September 30, 2014 and 2013, respectively).

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

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carry-forward, a similar tax loss, or a tax credit carry-forward.  If either (i) an NOL carry-forward, a similar tax loss, or tax credit carry-forward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.  This guidance became effective for unrecognized tax benefits that exist as of the Company’s fiscal 2015 first quarter.  The guidance did not have an impact on the Company’s consolidated financial statements.

NOTE 2 - Business and Credit Concentrations

The Company had one customer with accounts receivable balance that comprised 13% of the Company’s accounts receivable at September 30, 2014 and 12% at June 30, 2014. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

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

Inventories, net of reserves consist of the following (in thousands):

	September 30, 2014	June 30, 2014

Component parts	$16,129	$15,268
Work-in-process	3,837	3,632
Finished product	6,454	6,110
	$26,420	$25,010

Classification of inventories, net of reserves:
Current	$22,767	$21,443
Non-current	3,653	3,567
	$26,420	$25,010

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2014	June 30, 2014	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	6,913	6,906	3 to 5
Furniture and fixtures	2,441	2,427	5 to 10
Machinery and equipment	19,933	19,974	7 to 10
Leasehold improvements	288	288	Shorter of the lease term or life of asset
	39,391	39,410
Less: accumulated depreciation and amortization	33,096	33,016
	$6,295	$6,394

Depreciation and amortization expense on property, plant, and equipment was $202,000 and $217,000 for the three months ended September 30, 2014 and 2013, respectively.

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2014 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2008 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. As of September 30, 2014 and June 30, 2014 the Company has a long-term accrued income tax liability of $169,000.

NOTE 6 - Long-Term Debt

As of September 30, 2014, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Term Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of September 30, 2014 and June 30, 2014 are as follows:

	September 30, 2014		June 30, 2014
	Outstanding	Interest Rate	Outstanding	Interest Rate

Revolving line of credit	$2,500	1.7%	$2,500	1.7%
Term loans	8,900	1.7%	9,300	1.7%

Total debt	$11,400	1.7%	$11,800	1.7%

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

NOTE 7 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three months ended September 30, 2014 and 2013, the Company recorded non-cash compensation expense of $33,000 ($.00 per basic and diluted share) and $1,000 ($.00 per basic and diluted share), respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2014, 78,500 stock options were granted, 18,700 stock options were exercisable and 871,500 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Plan for the three months ended September 30,:

	2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	78,500	$5.73	—	$—
Granted	—	—	35,000	5.02
Terminated/Lapsed	(10,000)	4.88	—	—
Exercised	—	—	—	—

Outstanding, end of period	68,500	$5.86	35,000	$5.02

Exercisable, end of period	18,700	$5.65	7,000	$5.02

Weighted average fair value at grant date of options granted	n/a		$3.28

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$—		$11,000
Total intrinsic value of options exercisable	$—		$2,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$ 4.88 - $ 6.31	68,500	9.1	$5.86	18,700	$5.65

	68,500	9.1	$5.86	18,700	$5.65

As of September 30, 2014, there was $198,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. $17,000 of compensation expense was recorded during the three months ended September 30, 2014 for stock options granted under the 2012 Employee Plan. There were no options granted during the three months ended September 30, 2014. The total fair value of the options vesting during the three months ended September 30, 2014 and 2013 under this plan was $16,000 and $2,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2014, 25,000 stock options were granted, 10,000 stock options were exercisable and 25,000 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30,:

	2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	25,000	$4.88	—	$—
Granted	—	—	25,000	4.88
Terminated/Lapsed	—	—	—	—
Exercised	—	—	—	—

Outstanding, end of period	25,000	$4.88	25,000	$4.88

Exercisable, end of period	10,000	$4.88	5,000	$4.88

Weighted average fair value at grant date of options granted	n/a		$3.30

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$—		$11,000
Total intrinsic value of options exercisable	$—		$2,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$4.88	25,000	8.9	$4.88	10,000	$4.88

	25,000	8.9	$4.88	10,000	$4.88

As of September 30, 2014, there was $50,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. $16,000 of compensation expense was recorded during the three months ended September 30, 2014 for stock options granted under the 2012 Non-Employee Plan. There were no options granted during the three months ended September 30, 2014. The total fair value of the options vesting during each of the three month periods ended September 30, 2014 and 2013 under this plan was $17,000.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At September 30, 2014, 1,471,480 stock options had been granted, 264,750 stock options were exercisable and no further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the year ended September 30,:

	2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	265,750	$6.51	651,140	$4.18
Granted	—	—	—	—
Terminated/Lapsed	(1,000)	6.02	(30,240)	1.74
Exercised	—	—	(326,800)	2.70

Outstanding, end of period	264,750	$6.51	294,100	$6.07

Exercisable, end of period	264,750	$6.51	294,100	$6.07

Weighted average fair value at grant date of options granted	n/a		n/a

Total intrinsic value of options exercised	n/a		$854,000
Total intrinsic value of options outstanding	$—		$101,000
Total intrinsic value of options exercisable	$—		$101,000

0 and 326,800 stock options were exercised during the three months ended September 30, 2014 and 2013, respectively. 324,100 of the 326,800 stock options exercised during the three months ended September 30, 2013 were settled by exchanging 164,859 shares of the Company’s common stock of which 85,170 was retired upon receipt. Cash received from option exercises was $0 and $5,000 for the three months ended September 30, 2014 and 2013, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at September 30, 2014:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price

$ 5.22 - $ 6.62	227,250	1.6	$5.75
$11.16	37,500	1.5	11.16

	264,750	1.6	$6.51

NOTE 8 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan Agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the three months ended September 30, 2014 the Company repurchased 107,556 shares of its outstanding common stock for a weighted average price of $4.73 per share. These repurchased shares are included in the Company’s Treasury Stock as of September 30, 2014.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $25,000 and $25,000 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2016.

Rent expense, with the exception of the land lease referred to below, totaled approximately $7,000 and $9,000 for the three months ended September 30, 2014 and 2013, respectively.

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

Employment Agreements

As of September 30, 2014, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and Senior Vice President of Sales and Marketing (“the SVP”). The employment agreement with the CEO provides for an annual salary of $587,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP expires in October 2016 and provides for an annual salary of $296,900, a bonus arrangement for fiscal 2015 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement provides for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause.

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

The following represents selected consolidated geographical data:

Financial Information Relating to Domestic and Foreign Operations

	Three months ended September 30,
	2014	2013
	(in thousands)

Sales to external customers(1):
Domestic	$16,572	$16,293
Foreign	764	946

Total Net Sales	$17,336	$17,239

	September 30, 2014	June 30, 2014

Identifiable assets:
United States	$47,955	$49,529
Dominican Republic (2)	14,682	13,835

Total Identifiable Assets	$62,637	$63,364

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (September 30, 2014 = $11,227; June 30, 2014 = $10,216) and fixed assets (September 30, 2014 = $3,397; June 30, 2014 = $3,475) located at the Company's principal manufacturing facility in the Dominican Republic.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, uncertain economic, military and political conditions in the world, the ability to maintain adequate financing, our ability to maintain and develop competitive products, adverse tax consequences of offshore operations, significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar and distribution problems. The Company’s Risk Factors are discussed in more detail in Item 1A in the Company’s 2014 Annual Report on Form 10-K.

Overview

The Company is a diversified manufacturer of security products, encompassing electronic locking devices, intrusion and fire alarms and building access control systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 4% and 6% of our revenues for the three month periods ended September 30, 2014 and 2013, respectively.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 6-8% of revenues to research and development (R&D) on an annual basis. The Company does not expect products resulting from our R&D investments in fiscal 2014 or thereafter to contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with accounts receivable balance that comprised 13% of the Company’s accounts receivable at September 30, 2014 and 12% at June 30, 2014. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $165,000 and $180,000 as of September 30, 2014 and June 30, 2014, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

Intangible Assets

The Company evaluates its Intangible Assets for impairment at least on an annual basis and will evaluate them earlier if there are indicators of a potential impairment. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized. Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of intangible assets with the carrying amount of the intangible assets.

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

Results of Operations

	Three months ended September 30, (dollars in thousands)
	2014	2013	% Increase/ (decrease)
Net sales	$17,336	$17,239	0.6%
Gross profit	5,255	5,039	4.3%
Gross profit as a % of net sales	30.3%	29.2%	3.8%
Selling, general and administrative	5,009	4,799	4.4%
Selling, general and administrative as a percentage of net sales	28.9%	27.8%	4.0%
Operating income	246	240	2.5%
Interest expense, net	55	99	(44.4)%
Other (income) expense	(5)	3	266.7%
Provision for income taxes	37	15	146.7%
Net income	159	123	29.3%

Sales for the three months ended September 30, 2014 increased by $97,000 to $17,336,000 as compared to $17,239,000 for the same period a year ago. The increase in sales for the three months ended September 30, 2014 was due primarily to increased sales of the Company’s door-locking products ($372,000) and intrusion products ($45,000) as partially offset by a decrease in sales of the Company’s access control products ($320,000). The increase in the sales of the Company’s door-locking products was due primarily to continued strengthening in the industrial and commercial industries in the United States. The decrease in the sales of access control products was due primarily to a large order of $1,734,000 received from a major university in the quarter ended June 30, 2013. The Company shipped $1,127,000 of this order in the quarter ended June 30, 2013 and completed delivery of the remaining $607,000 during the first three months of fiscal 2014.

Gross profit for the three months ended September 30, 2014 increased to $5,255,000 or 30.3% of sales as compared to $5,039,000 or 29.2% of sales for the same period a year ago. The increase in gross profit for the three months was primarily due to a continued positive shift in product mix to the Company’s door-locking products as partially offset by a one-time charge to patent expense.

Selling, general and administrative expenses for the three months ended September 30, 2014 increased by $210,000 to $5,009,000 from 4,799,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 28.9% for the three months ended September 30, 2014 from 27.8% for the same period a year ago. The increase in dollars for the three months was due primarily from the addition of selling personnel and increased media advertising.

Interest expense, net for the three months ended September 30, 2014 decreased by $44,000 to $55,000 as compared to $99,000 for the same period a year ago. The decrease in interest expense for the three months ended September 30, 2014 resulted from lower average outstanding debt and lower interest rates during the current period as compared to the same period a year ago.

The Company’s provision for income taxes for the three months ended September 30, 2014 increased by $22,000 to $37,000 as compared to $15,000 for the same period a year ago. The change in the provision for income taxes were caused primarily by the increase in income before income taxes as offset by a change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the income being generated by non-taxable foreign operations for the three months ended September 30, 2014 as compared to the same period a year ago. As a result, the Company’s effective rate for income tax was 19% and 11% for the three months ended September 30, 2014 and 2013, respectively.

Net income increased by $36,000 to $159,000 or $0.01 per diluted share for the three months ended September 30, 2014 as compared to $123,000 or $0.01 per diluted share for the same period a year ago. The increase in net income for the three months ended September 30, 2014 was primarily due to the items as described above.

Liquidity and Capital Resources

During the three months ended September 30, 2014 the Company utilized a portion of its cash from operations ($1,012,000 of $2,270,000) to repay outstanding debt ($400,000), purchase treasury stock ($509,000) and purchase property, plant and equipment ($103,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at September 30, 2014 decreased $2,974,000 to $13,930,000 as compared to $16,904,000 at June 30, 2014. This decrease is primarily the result of the lower sales volume during the quarter ended September 30, 2014 as compared to the quarter ended June 30, 2014, which is typically the Company’s highest.

Inventories at September 30, 2014 increased $1,410,000 to $26,420,000 as compared to $25,010,000 at June 30, 2014. This increase is primarily the result of the Company level-loading its production facility in the Dominican Republic.

Accounts payable and accrued expenses decreased $10,000 to $7,633,000 as of September 30, 2014 as compared to $7,643,000 at June 30, 2014.

As of September 30, 2014, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. As of September 30, 2014, the Company had $2,500,000 in outstanding borrowings and $8,500,000 in availability under the Revolving Credit Facility. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of September 30, 2014 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At September 30, 2014, an aggregate principal amount of approximately $11,400,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 1.7%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $114,000 in interest that year.

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

At the conclusion of the period ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2014.

During the three months ended September 30, 2014, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2014 during the three months ended September 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
September 1, 2014 - September 30, 2014	107,556	$4.73	107,556	892,444

Total for the Quarter ended September 30, 2014	107,556	$4.73	107,556	892,444

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock then outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock.

Item 6.	Exhibits

4.10	Consent to Third Amended and Restated Credit Agreement

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2014

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)

EXHIBITS

Exhibit No.	Title
Ex-4.10	Consent to Third Amended and Restated Credit Agreement
Ex-31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President
Ex-31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance
Ex-32.1	Section 1350 Certifications
Ex-101.INS	XBRL Instance Document
Ex-101.SCH	XBRL Taxonomy Extension Schema Document
Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

