Form 10-Q
period 2014-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2015-02-09
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐         No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of: February 6, 2015

COMMON STOCK, $.01 PAR VALUE PER SHARE        19,075,236

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:         FINANCIAL INFORMATION

Item 1. Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014
	(unaudited)	(audited)
	(in thousands, except for share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,710	$2,483
Accounts receivable, net of reserves and allowances	15,352	16,904
Inventories	22,238	21,443
Prepaid expenses and other current assets	1,053	989
Income tax receivable	45	121
Deferred income taxes	781	739
Total Current Assets	41,179	42,679
Inventories - non-current	3,855	3,567
Deferred income taxes	965	1,005
Property, plant and equipment, net	6,306	6,394
Intangible assets, net	9,219	9,552
Other assets	156	167
TOTAL ASSETS	$61,680	$63,364
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long term debt	$1,600	$1,600
Accounts payable	3,604	4,082
Accrued expenses	1,570	1,737
Accrued salaries and wages	1,743	1,824
Total Current Liabilities	8,517	9,243
Long-term debt, net of current maturities	9,400	10,200
Accrued income taxes	190	169
Total Liabilities	18,107	19,612
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,049,243 and 21,049,243 shares issued; and 19,114,520 and 19,419,076 shares outstanding, respectively	210	210
Additional paid-in capital	16,133	16,032
Retained earnings	36,664	35,554
	53,007	51,796
Less: Treasury Stock, at cost (1,934,353 and 1,630,167 shares, respectively)	(9,434)	(8,044)
TOTAL STOCKHOLDERS' EQUITY	43,573	43,752
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,680	$63,364

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended December 31,
	2014	2013
	(In thousands, except share and per share data)

Net sales	$19,571	$18,353
Cost of sales	13,468	13,272
Gross Profit	6,103	5,081
Selling, general, and administrative expenses	5,007	4,577
Operating Income	1,096	504
Other expense:
Interest expense, net	54	80
Other, net	3	4
Income before Income Taxes	1,039	420
Income tax expense	88	52
Net Income	$951	$368
Net Income per share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02
Weighted average number of shares outstanding:
Basic	19,188,000	19,408,000
Diluted	19,189,000	19,444,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six months ended December 31,
	2014	2013
	(In thousands, except share and per share data)

Net sales	$36,907	$35,592
Cost of sales	25,549	25,472
Gross Profit	11,358	10,120
Selling, general, and administrative expenses	10,016	9,376
Operating Income	1,342	744
Other expense (income):
Interest expense, net	109	179
Other, net	(2)	7
Income before Income Taxes	1,235	558
Income tax expense	125	67
Net Income	$1,110	$491
Net Income per share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03
Weighted average number of shares outstanding:
Basic	19,304,000	19,366,000
Diluted	19,304,000	19,393,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended December 31,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,110	$491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	750	837
Provision for doubtful accounts	(20)	10
Change in inventory obsolescence reserve	—	125
Deferred income taxes	(2)	(54)
Stock based compensation expense	101	7
Changes in operating assets and liabilities:
Accounts receivable	1,572	4,497
Inventories	(1,083)	(1,232)
Prepaid expenses and other current assets	(64)	(150)
Income tax receivable	76	64
Other assets	5	—
Accounts payable, accrued expenses and accrued income taxes	(705)	(499)
Net Cash Provided by Operating Activities	1,740	4,096
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(323)	(366)
Net Cash Used in Investing Activities	(323)	(366)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(800)	(3,300)
Cash paid for purchase of treasury stock	(1,390)	(285)
Proceeds from exercise of stock options	—	5
Net Cash Used in Financing Activities	(2,190)	(3,580)
Net Increase in Cash and Cash Equivalents	(773)	150
CASH AND CASH EQUIVALENTS - Beginning	2,483	3,229
CASH AND CASH EQUIVALENTS - Ending	$1,710	$3,379
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$110	$240
Income taxes paid	$30	24
NON-CASH FINANCING ACTIVITIES:
Shares surrendered and held in treasury for common stock options exercised	$—	$28
Shares surrendered and cancelled for shares for common stock options exercised	$—	$424

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2014

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities: The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2014 due to their short-term maturities. Long-Term Debt: The carrying amount of the Company’s long-term debt, including the current portion, at December 31, 2014 in the amount of $11,000,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at December 31, 2014 and June 30, 2014. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2014 and June 30, 2014. The Company has historically not experienced any credit losses with balances in excess of FDIC limits

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $160,000 and $180,000 and for returns and other allowances of $1,040,000 and $1,005,000 as of December 31, 2014 and June 30, 2014, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	December 31, 2014			June 30, 2014
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(6,511)	$3,289	$9,800	$(6,203)	$3,597
Non-compete agreement	340	(310)	30	340	(285)	55
Trade name	5,900	—	5,900	5,900	—	5,900
	$16,040	$(6,821)	$9,219	$16,040	$(6,488)	$9,552

Amortization expense for intangible assets subject to amortization was approximately $167,000 and $195,000 for the three months ended December 31, 2014 and 2013, respectively. Amortization expense for intangible assets subject to amortization was approximately $333,000 and $391,000 for the six months ended December 31, 2014 and 2013, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2015 - $667,000; 2016 - $529,000; 2017 - $441,000; 2018 - $371,000 and 2019 - $313,000. The weighted average amortization period for intangible assets was 13.5 years and 14.4 years at December 31, 2014 and 2013, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 6% for the three months ended December 31, 2014 and 2013, respectively. As a percentage of gross sales, sales returns, rebates and allowances were 8% and 7% for the six months ended December 31, 2014 and 2013, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the three months ended December 31, 2014 and 2013 was $312,000 and $247,000, respectively. Advertising expense for the six months ended December 31, 2014 and 2013 was $856,000 and $612,000, respectively. The increase in Advertising and promotional costs was due primarily to increased expenditures on media advertising as compared to the same period a year ago.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. Company-sponsored research and development expense for the three months ended December 31, 2014 and 2013 was $1,335,000 and $1,252,000, respectively. Company-sponsored research and development expense for the six months ended December 31, 2014 and 2013 was $2,653,000 and $2,538,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2014	2013	2014	2013	2014	2013
Basic EPS	$951	$368	19,188	19,408	$0.05	$0.02
Effect of Dilutive Securities:
Stock Options	—	—	1	36	—	—

Diluted EPS	$951	$368	19,189	19,444	$0.05	$0.02

Options to purchase 368,250 and 131,402 shares of common stock for the three months ended December 31, 2014 and 2013, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2014	2013	2014	2013	2014	2013
Basic EPS	$1,110	$491	19,304	19,366	$0.06	$0.03
Effect of Dilutive Securities:
Stock Options	—	—	—	27	—	—

Diluted EPS	$1,110	$491	19,304	19,393	$0.06	$0.03

Options to purchase 256,875 and 199,759 shares of common stock for the six months ended December 31, 2014 and 2013, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $68,000 and $6,000 were recognized for three months ended December 31, 2014 and 2013, respectively. Stock-based compensation costs of $101,000 and $7,000 were recognized for six months ended December 31, 2014 and 2013, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for the three and six months ended December 31, 2014 and 2013.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three or six months ended December 31, 2014 and 2013.

Comprehensive Income

For the three and six months ended December 31, 2014 and 2013, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($130,000 and $121,000 in the three months ended December 31, 2014 and 2013, respectively, and $257,000 and $252,000 in the six months ended December 31, 2014 and 2013, respectively) and classifies the costs associated with these revenues in cost of sales ($240,000 and $221,000 in the three months ended December 31, 2014 and 2013, respectively, and $481,000 and $463,000 in the six months ended December 31, 2014 and 2013, respectively).

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

NOTE 2 - Business and Credit Concentrations

The Company had two customers with accounts receivable balance that aggregated 23% of the Company’s accounts receivable at December 31, 2014. The Company had one customer with an accounts receivable balance that comprised 12% of the Company’s accounts receivable at June 30, 2014. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

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

Inventories, net of reserves consist of the following (in thousands):

	December 31, 2014	June 30, 2014
Component parts	$15,929	$15,268
Work-in-process	3,789	3,632
Finished product	6,375	6,110
	$26,093	$25,010

Classification of inventories, net of reserves:
Current	$22,238	$21,443
Non-current	3,855	3,567
	$26,093	$25,010

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2014	June 30, 2014	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	6,957	6,906	3 to 5
Furniture and fixtures	2,451	2,427	5 to 10
Machinery and equipment	20,100	19,974	7 to 10
Leasehold improvements	288	288	Shorter of the lease term or life of asset
	39,611	39,410
Less: accumulated depreciation and amortization	33,305	33,016
	$6,306	$6,394

Depreciation and amortization expense on property, plant, and equipment was $210,000 and $223,000 for the three months ended December 31, 2014 and 2013, respectively and $412,000 and $440,000 for the six months ended December 31, 2014 and 2013, respectively

NOTE 5 - Income Taxes

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2014 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2008 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. As of December 31, 2014 and June 30, 2014 the Company has a long-term accrued income tax liability of $190,000 and $169,000, respectively.

NOTE 6 - Long-Term Debt

As of December 31, 2014, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Term Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of December 31, 2014 and June 30, 2014 are as follows:

	December 31, 2014		June 30, 2014
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$2,500	1.7%	$2,500	1.7%
Term loans	8,500	1.7%	9,300	1.7%
Total debt	$11,000	1.7%	$11,800	1.7%

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

NOTE 7 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three months ended December 31, 2014 and 2013, the Company recorded non-cash compensation expense of $67,000 ($.00 per basic and diluted share) and $6,000 ($.00 per basic and diluted share), respectively, relating to stock-based compensation. For the six months ended December 31, 2014 and 2013, the Company recorded non-cash compensation expense of $101,000 ($.01 per basic and diluted share) and $7,000 ($.00 per basic and diluted share), respectively, relating to stock-based compensation.

2012 Employee Stock Option Plan

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2014, 112,500 stock options were granted, 27,500 stock options were exercisable and 837,500 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rates	2.3%
Expected lives	10 years
Expected volatility	54%
Expected dividend yields	0%

The following table reflects activity under the 2012 Plan for the six months ended December 31,:

	2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	78,500	$5.73	—	$—
Granted	44,000	4.43	78,500	5.73
Terminated/Lapsed	(10,000)	4.88	—	—
Exercised	—	—	—	—
Outstanding, end of period	112,500	$5.30	78,500	$5.73
Exercisable, end of period	27,500	$5.26	15,700	$5.73
Weighted average fair value at grant date of options granted	$2.82		$3.84
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$13,000		$44,000
Total intrinsic value of options exercisable	$3,000		$9,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at December 31, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 4.88 - $ 6.31	112,500	9.2	$5.30	27,500	$5.26
	112,500	9.2	$5.30	27,500	$5.26

As of December 31, 2014, there was $260,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 44,000 options were granted during the three and six months ended December 31, 2014. The total fair value of the options vesting during the three and six months ended December 31, 2014 and 2013 under this plan was $25,000 and $37,000, respectively and $41,000 and $60,000, respectively.

2012 Non-Employee Stock Option Plan

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2014, 35,000 stock options were granted, 12,000 stock options were exercisable and 15,000 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rates	2.3%
Expected lives	10 years
Expected volatility	54%
Expected dividend yields	0%

The following table reflects activity under the 2012 Non-Employee Plan for the six months ended December 31,:

	2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	25,000	$4.88	—	$—
Granted	10,000	4.37	25,000	4.88
Terminated/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	35,000	$4.73	25,000	$4.88
Exercisable, end of period	12,000	$4.80	5,000	$4.88
Weighted average fair value at grant date of options granted	$2.86		$3.30
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$3,000		$35,000
Total intrinsic value of options exercisable	$1,000		$7,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at December 31, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $ 4.88	35,000	9.0	$4.73	12,000	$4.80
	35,000	9.0	$4.73	12,000	$4.80

As of December 31, 2014, there was $72,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 10,000 options were granted during the three and six months ended December 31, 2014. The total fair value of the options vesting during each of the three and six month periods ended December 31, 2014 and 2013 under this plan was $6,000 and $17,000, respectively and $22,000 and $17,000, respectively.

2002 Employee Stock Option Plan

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At December 31, 2014, 1,471,480 stock options had been granted, 264,750 stock options were exercisable and no further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the six months ended December 31,:

	2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	265,750	$6.51	651,140	$4.18
Granted	—	—	—	—
Terminated/Lapsed	(1,000)	6.02	(30,240)	1.74
Exercised	—	—	(326,800)	2.70
Outstanding, end of period	264,750	$6.51	294,100	$6.07
Exercisable, end of period	264,750	$6.51	294,100	$6.07
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		$854,000
Total intrinsic value of options outstanding	$—		$254,000
Total intrinsic value of options exercisable	$—		$254,000

0 and 326,800 stock options were exercised during the six months ended December 31, 2014 and 2013, respectively. 324,100 of the 326,800 stock options exercised during the six months ended December 31, 2013 were settled by exchanging 164,859 shares of the Company’s common stock of which 85,170 was retired upon receipt. Cash received from option exercises was $0 and $5,000 for the six months ended December 31, 2014 and 2013, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at December 31, 2014:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$ 5.22 - $ 6.62	227,250	1.3	$5.75
$11.16	37,500	1.2	11.16
	264,750	1.3	$6.51

NOTE 8 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the Loan Agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the six months ended December 31, 2014 the Company repurchased 304,186 shares of its outstanding common stock for a weighted average price of $4.55 per share. These repurchased shares are included in the Company’s Treasury Stock as of December 31, 2014.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $41,000 and $25,000 for the three months ended December 31, 2014 and 2013, respectively and $67,000 and $51,000 for the six months ended December 31, 2014 and 2013, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2016.

Rent expense, with the exception of the land lease referred to below, totaled approximately $9,000 and $9,000 for the three months ended December 31, 2014 and 2013, respectively and $16,000 and $18,000 for the six months ended December 31, 2014 and 2013, respectively.

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

Employment Agreements

As of December 31, 2014, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and Senior Vice President of Sales and Marketing (“the SVP”). The employment agreement with the CEO provides for an annual salary of $587,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP expires in October 2016 and provides for an annual salary of $296,900, a bonus arrangement for fiscal 2015 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement provides for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause.

NOTE 11 - Geographical Data

The Company is engaged in one major line of business: the development, manufacture, and distribution of access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America.

Financial Information Relating to Domestic and Foreign Operations

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Sales to external customers(1):
Domestic	$18,876	$17,593	$35,448	$33,887
Foreign	695	760	1,459	1,705
Total Net Sales	$19,571	$18,353	$36,907	$35,592

Identifiable assets:	December 31, 2014	June 30, 2014
United States	$47,553	$49,529
Dominican Republic (2)	14,127	13,835
Total Identifiable Assets	$61,680	$63,364

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (December 31, 2014 = $10,477; June 30, 2014 = $10,216) and fixed assets (December 31, 2014 = $3,425; June 30, 2014 = $3,475) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 4% and 5% of our revenues for the six month periods ended December 31, 2014 and 2013, respectively.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had two customers with accounts receivable balance that aggregated 23% of the Company’s accounts receivable at December 31, 2014. The Company had one customer with an accounts receivable balance that comprised 12% of the Company’s accounts receivable at June 30, 2014. Sales to any one customer did not exceed 10% of net sales in any of the past two fiscal years.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $160,000 and $180,000 as of December 31, 2014 and June 30, 2014, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

Results of Operations

	Three months ended December 31, (dollars in thousands)			Six months ended December 31, (dollars in thousands)
	2014	2013	% Increase/ (decrease)	2014	2013	% Increase/ (decrease)
Net sales	$19,571	$18,353	6.6%	$36,907	$35,592	3.7%
Gross profit	6,103	5,081	20.1%	11,358	10,120	12.2%
Gross profit as a % of net sales	31.2%	27.7%	12.6%	30.8%	28.4%	8.5%
Selling, general and administrative	5,007	4,577	9.4%	10,016	9,376	6.8%
Selling, general and administrative as a percentage of net sales	25.6%	24.9%	2.8%	27.1%	26.3%	3.0%
Operating income	1,096	504	117.5%	1,342	744	80.4%
Interest expense, net	54	80	(32.5)%	109	179	(39.1)%
Other (income) expense	3	4	(25.0)%	(2)	7	(128.6)%
Provision for income taxes	88	52	69.2%	125	67	86.6%
Net income	951	368	158.4%	1,110	491	126.1%

Sales for the three months ended December 31, 2014 increased by $1,218,000 to $19,571,000 as compared to $18,353,000 for the same period a year ago. Sales for the six months ended December 31, 2014 increased by $1,315,000 to $36,907,000 as compared to $35,592,000 for the same period a year ago. The increase in sales for the three months ended December 31, 2014 was due primarily to increased sales of the Company’s door-locking products ($136,000), intrusion products ($586,000), and access control products ($495,000). The increase in sales for the six months ended December 31, 2014 was due primarily to increased sales of the Company’s door-locking products ($508,000), intrusion products ($631,000), and access control products ($175,000). Intrusion sales in the three months ended December 31, 2013 were impacted by a temporary delay in processing orders from a large distributor. This did not occur in the three months ended December 31, 2014. The increase in sales of access control products in the quarter ended December 31, 2014 was due primarily to the shipment of a $410,000 order for a major college.

Gross profit for the three months ended December 31, 2014 increased to $6,103,000 or 31.2% of sales as compared to $5,081,000 or 27.7% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2014 increased to $11,358,000 or 30.8% of sales as compared to $10,120,000 or 28.4% of sales for the same period a year ago. The increase in gross profit for the three and six months was primarily due to increased sales as well as a continued positive shift in product mix to the Company’s door-locking products.

Selling, general and administrative expenses for the three months ended December 31, 2014 increased by $430,000 to $5,007,000 from 4,577,000 for the same period a year ago. Selling, general and administrative expenses for the six months ended December 31, 2014 increased by $640,000 to $10,016,000 from 9,376,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 25.6% for the three months ended December 31, 2014 from 24.9% for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 27.1% for the six months ended December 31, 2014 from 26.3% for the same period a year ago. The increase in dollars for the three months was due primarily from the addition of selling personnel and increased media advertising.

Interest expense, net for the three months ended December 31, 2014 decreased by $26,000 to $54,000 as compared to $80,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2014 decreased by $70,000 to $109,000 as compared to $179,000 for the same period a year ago. The decrease in interest expense for the three and six months ended December 31, 2014 resulted from lower average outstanding debt and lower interest rates during the current periods as compared to the same periods a year ago.

The Company’s provision for income taxes for the three months ended December 31, 2014 increased by $36,000 to $88,000 as compared to $52,000 for the same period a year ago. The Company’s provision for income taxes for the six months ended December 31, 2014 increased by $58,000 to $125,000 as compared to $67,000 for the same period a year ago. The change in the provision for income taxes were caused primarily by the increase in income before income taxes as offset by a change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the income being generated by non-taxable foreign operations for the three and six months ended December 31, 2014 as compared to the same period a year ago. As a result, the Company’s effective rate for income tax was 8% and 12% for the three months ended December 31, 2014 and 2013, respectively and 10% and 12% for the six months ended December 31, 2014 and 2013, respectively.

Net income increased by $583,000 to $951,000 or $0.05 per diluted share for the three months ended December 31, 2014 as compared to $368,000 or $0.02 per diluted share for the same period a year ago. Net income increased by $619,000 to $1,110,000 or $0.06 per diluted share for the six months ended December 31, 2014 as compared to $491,000 or $0.03 per diluted share for the same period a year ago. The increase in net income for the three and six months ended December 31, 2014 was primarily due to the items as described above.

Liquidity and Capital Resources

During the six months ended December 31, 2014 the Company utilized its cash from operations ($1,740,000) and a portion of its cash on-hand at June 30, 2014 ($773,000 of $2,483,000) to repay outstanding debt ($800,000), purchase treasury stock ($1,390,000) and purchase property, plant and equipment ($323,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at December 31, 2014 decreased $1,552,000 to $15,352,000 as compared to $16,904,000 at June 30, 2014. This decrease is primarily the result of the lower sales volume during the quarter ended December 31, 2014 as compared to the quarter ended June 30, 2014, which is typically the Company’s highest.

Inventories at December 31, 2014 increased $1,083,000 to $26,093,000 as compared to $25,010,000 at June 30, 2014. This increase is primarily the result of the Company level-loading its production facility in the Dominican Republic, whereas the Company’s sales are typically highest in the fourth quarter.

Accounts payable, accrued expenses and accrued income taxes decreased $705,000 to $7,107,000 as of December 31, 2014 as compared to $7,812,000 at June 30, 2014.

As of December 31, 2014, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. As of December 31, 2014, the Company had $2,500,000 in outstanding borrowings and $8,500,000 in availability under the Revolving Credit Facility. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of December 31, 2014 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At December 31, 2014, an aggregate principal amount of approximately $11,000,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 1.7%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $110,000 in interest that year.

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening in the U.S. dollar to our RD$ expenses would result in an annual increase in income from operations of approximately $600,000.

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

At the conclusion of the period ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2014.

During the three months ended December 31, 2014, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2014 during the three months ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2014 - October 31, 2014	87,944	$4.42	87,944	804,500
November 1, 2014 – November 30, 2014	61,650	$4.44	61,650	742,850
December 1, 2014 – December 31, 2014	47,036	$4.55	47,036	695,814
Total for the Quarter ended December 31, 2014	196,630	$4.45	196,630	695,814

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

February 9, 2015

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