Form 10-Q
period 2015-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2015-05-11
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:                                               0-10004

NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                     No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of: May 8, 2015

COMMON STOCK, $.01 PAR VALUE PER SHARE 18,968,628

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	June 30, 2014
	(unaudited)	(audited)
	(in thousands, except for share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,675	$2,483
Accounts receivable, net of reserves and allowances	14,622	16,904
Inventories	22,886	21,443
Prepaid expenses and other current assets	1,283	989
Income tax receivable	115	121
Deferred income taxes	799	739
Total Current Assets	41,380	42,679

Inventories - non-current	4,005	3,567
Deferred income taxes	854	1,005
Property, plant and equipment, net	6,262	6,394
Intangible assets, net	9,052	9,552
Other assets	159	167

TOTAL ASSETS	$61,712	$63,364

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long term debt	$1,600	$1,600
Accounts payable	3,866	4,082
Accrued expenses	1,710	1,737
Accrued salaries and wages	1,878	1,824

Total Current Liabilities	9,054	9,243

Long-term debt, net of current maturities	9,000	10,200
Accrued income taxes	190	169

Total Liabilities	18,244	19,612

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,049,243 and 21,049,243 shares issued; and 19,020,359 and 19,419,076 shares outstanding, respectively	210	210
Additional paid-in capital	16,133	16,032
Retained earnings	37,059	35,554
	53,402	51,796
Less: Treasury Stock, at cost (2,028,884 and 1,630,167 shares, respectively)	(9,934)	(8,044)

TOTAL STOCKHOLDERS' EQUITY	43,468	43,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,712	$63,364

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands, except share and per share data)

Net sales	$17,894	$17,272
Cost of sales	12,548	11,955

Gross Profit	5,346	5,317
Selling, general, and administrative expenses	4,869	4,568

Operating Income	477	749
Other expense:
Interest expense, net	52	59
Other, net	4	4

Income before Income Taxes	421	686
Income tax expense	26	36

Net Income	$395	$650

Net Income per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Weighted average number of shares outstanding:
Basic	19,066,000	19,416,000
Diluted	19,073,000	19,471,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine months ended March 31,
	2015	2014
	(In thousands, except share and per share data)

Net sales	$54,801	$52,864
Cost of sales	38,097	37,427

Gross Profit	16,704	15,437
Selling, general, and administrative expenses	14,885	13,944

Operating Income	1,819	1,493
Other expense :
Interest expense, net	161	239
Other, net	2	10

Income before Income Taxes	1,656	1,244
Income tax expense	151	103

Net Income	$1,505	$1,141

Net Income per share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

Weighted average number of shares outstanding:
Basic	19,225,000	19,382,000
Diluted	19,229,000	19,419,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended March 31,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,505	$1,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,143	1,277
Provision for doubtful accounts	(5)	(40)
Change in inventory obsolescence reserve	—	250
Deferred income taxes	91	(103)
Stock based compensation expense	101	17
Changes in operating assets and liabilities:
Accounts receivable	2,287	4,038
Inventories	(1,881)	(2,615)
Prepaid expenses and other current assets	(295)	(9)
Income tax receivable	7	64
Other assets	(2)	3
Accounts payable, accrued expenses and accrued income taxes	(168)	245

Net Cash Provided by Operating Activities	2,783	4,268

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(501)	(612)

Net Cash Used in Investing Activities	(501)	(612)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,200)	(4,200)
Cash paid for purchase of treasury stock	(1,890)	(285)
Proceeds from exercise of stock options	—	25

Net Cash Used in Financing Activities	(3,090)	(4,460)

Net Decrease in Cash and Cash Equivalents	(808)	(804)
CASH AND CASH EQUIVALENTS - Beginning	2,483	3,229

CASH AND CASH EQUIVALENTS - Ending	$1,675	$2,425

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$162	$265
Income taxes paid	$32	24

NON-CASH FINANCING ACTIVITIES:
Shares surrendered and held in treasury for common stock options exercised	$—	$28
Shares surrendered and cancelled for shares for common stock options exercised	$—	$424

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2014

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc. and Subsidiaries (the "Company") is a diversified manufacturer of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of March 31, 2015 due to their short-term maturities. Long-Term Debt: The carrying amount of the Company’s long-term debt, including the current portion, at March 31, 2015 in the amount of $10,600,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at March 31, 2015 and June 30, 2014. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2015 and June 30, 2014. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts receivable is stated net of the reserves for doubtful accounts of $175,000 and $180,000 and for returns and other allowances of $1,010,000 and $1,005,000 as of March 31, 2015 and June 30, 2014, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	March 31, 2015			June 30, 2014
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(6,666)	$3,134	$9,800	$(6,203)	$3,597
Non-compete agreement	340	(322)	18	340	(285)	55
Trade name	5,900	—	5,900	5,900	—	5,900
	$16,040	$(6,988)	$9,052	$16,040	$(6,488)	$9,552

Amortization expense for intangible assets subject to amortization was approximately $167,000 and $195,000 for the three months ended March 31, 2015 and 2014, respectively. Amortization expense for intangible assets subject to amortization was approximately $500,000 and $586,000 for the nine months ended March 31, 2015 and 2014, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2015 - $667,000; 2016 - $529,000; 2017 - $441,000; 2018 - $371,000 and 2019 - $313,000. The weighted average amortization period for intangible assets was 13.3 years and 14.1 years at March 31, 2015 and 2014, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 8% for the each of the three months ended March 31, 2015 and 2014. As a percentage of gross sales, sales returns, rebates and allowances were 8% and 7% for the nine months ended March 31, 2015 and 2014, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the three months ended March 31, 2015 and 2014 was $172,000 and $189,000, respectively. Advertising expense for the nine months ended March 31, 2015 and 2014 was $1,028,000 and $801,000, respectively. The increase in Advertising and promotional costs for the nine months was due primarily to increased expenditures on media advertising as compared to the same period a year ago.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. Company-sponsored research and development expense for the three months ended March 31, 2015 and 2014 was $1,350,000 and $1,275,000, respectively. Company-sponsored research and development expense for the nine months ended March 31, 2015 and 2014 was 3,995,000 and $3,813,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2015	2014	2015	2014	2015	2014

Basic EPS	$395	$650	19,066	19,416	$0.02	$0.03
Effect of Dilutive Securities:
Stock Options	—	—	7	55	—	—

Diluted EPS	$395	$650	19,073	19,471	$0.02	$0.03

Options to purchase 262,000 and 37,500 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

The following provides a reconciliation of information used in calculating the per share amounts for the nine months ended March 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2015	2014	2015	2014	2015	2014

Basic EPS	$1,505	$1,141	19,225	19,382	$0.08	$0.06
Effect of Dilutive Securities:
Stock Options	—	—	4	37	—	—

Diluted EPS	$1,505	$1,141	19,229	19,419	$0.08	$0.06

Options to purchase 258,583 and 145,673 shares of common stock for the nine months ended March 31, 2015 and 2014, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $0 and $10,000 were recognized for three months ended March 31, 2015 and 2014, respectively. Stock-based compensation costs of $101,000 and $17,000 were recognized for nine months ended March 31, 2015 and 2014, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for the three and nine months ended March 31, 2015 and 2014.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three or nine months ended March 31, 2015 and 2014.

Comprehensive Income

For the three and nine months ended March 31, 2015 and 2014, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($117,000 and $131,000 in the three months ended March 31, 2015 and 2014, respectively, and $374,000 and $383,000 in the nine months ended March 31, 2015 and 2014, respectively) and classifies the costs associated with these revenues in cost of sales ($211,000 and $241,000 in the three months ended March 31, 2015 and 2014, respectively, and $692,000 and $704,000 in the nine months ended March 31, 2015 and 2014, respectively).

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

NOTE 2 - Business and Credit Concentrations

The Company had one customer with an accounts receivable balance that comprised 21% of the Company’s accounts receivable at March 31, 2015 and 12% of the Company’s accounts receivable at June 30, 2014. Sales to this customer comprised 12% of net sales in the nine months ended March 31, 2015.

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

Inventories, net of reserves consist of the following (in thousands):

	March 31, 2015	June 30, 2014
Component parts	$16,416	$15,268
Work-in-process	3,905	3,632
Finished product	6,570	6,110
	$26,891	$25,010
Classification of inventories, net of reserves:
Current	$22,886	$21,443
Non-current	4,005	3,567
	$26,891	$25,010

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2015	June 30, 2014	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	6,982	6,906	3 to 5
Furniture and fixtures	2,473	2,427	5 to 10
Machinery and equipment	20,231	19,974	7 to 10
Leasehold improvements	288	288	Shorter of the lease term or life of asset
	39,789	39,410
Less: accumulated depreciation and amortization	33,527	33,016
	$6,262	$6,394

Depreciation and amortization expense on property, plant, and equipment was $222,000 and $242,000 for the three months ended March 31, 2015 and 2014, respectively and $634,000 and $682,000 for the nine months ended March 31, 2015 and 2014, respectively

NOTE 5 - Income Taxes

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2015 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2008 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions. As of March 31, 2015 and June 30, 2014 the Company has a long-term accrued income tax liability of $190,000 and $169,000, respectively.

NOTE 6 - Long-Term Debt

As of March 31, 2015, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Term Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of March 31, 2015 and June 30, 2014 are as follows:

	March 31, 2015		June 30, 2014
	Outstanding	Interest Rate	Outstanding	Interest Rate

Revolving line of credit	$2,500	1.7%	$2,500	1.7%
Term loans	8,100	1.7%	9,300	1.7%

Total debt	$10,600	1.7%	$11,800	1.7%

The Revolving Credit Facility and Term Loans (collectively the “Agreement”) also provides for a LIBOR-based interest rate option of LIBOR plus 1.5% to 2.75%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, and the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

The Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Agreement.

NOTE 7 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three months ended March 31, 2015 and 2014, the Company recorded non-cash compensation expense of $0 ($.00 per basic and diluted share) and $10,000 ($.00 per basic and diluted share), respectively, relating to stock-based compensation. For the nine months ended March 31, 2015 and 2014, the Company recorded non-cash compensation expense of $101,000 ($.01 per basic and diluted share) and $17,000 ($.00 per basic and diluted share), respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2015, 112,500 stock options were granted, 27,500 stock options were exercisable and 837,500 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rates	2.3%
Expected lives	10 years
Expected volatility	54%
Expected dividend yields	0%

The following table reflects activity under the 2012 Plan for the nine months ended March 31,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	78,500	$5.73	—	$—
Granted	44,000	4.43	78,500	5.73
Terminated/Lapsed	(10,000)	4.88	—	—
Exercised	—	—	—	—

Outstanding, end of period	112,500	$5.30	78,500	$5.73

Exercisable, end of period	27,500	$5.26	15,700	$5.73

Weighted average fair value at grant date of options granted	$2.82		$3.84

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$78,000		$85,000
Total intrinsic value of options exercisable	$19,000		$17,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at March 31, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$ 4.88 - $ 6.31	112,500	9.0	$5.30	27,500	$5.26

	112,500	9.0	$5.30	27,500	$5.26

As of March 31, 2015, there was $260,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. No options were granted during the three months ended March 31, 2015. 44,000 options were granted during the nine months ended March 31, 2015. The total fair value of the options vesting during the three months ended March 31, 2015 and 2014 under this plan was $0. The total fair value of the options vesting during the nine months ended March 31, 2015 and 2014 under this plan was $41,000 and $60,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2015, 35,000 stock options were granted, 12,000 stock options were exercisable and 15,000 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rates	2.3%
Expected lives	10 years
Expected volatility	54%
Expected dividend yields	0%

The following table reflects activity under the 2012 Non-Employee Plan for the nine months ended March 31,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	25,000	$4.88	—	$—
Granted	10,000	4.37	25,000	4.88
Terminated/Lapsed	—	—	—	—
Exercised	—	—	—	—

Outstanding, end of period	35,000	$4.73	25,000	$4.88

Exercisable, end of period	12,000	$4.80	5,000	$4.88

Weighted average fair value at grant date of options granted	$2.86		$3.30

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$37,000		$48,000
Total intrinsic value of options exercisable	$12,000		$10,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at March 31, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$4.37 - $ 4.88	35,000	8.8	$4.73	12,000	$4.80

	35,000	8.8	$4.73	12,000	$4.80

As of March 31, 2015, there was $72,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three months ended March 31, 2015. 10,000 options were granted during the nine months ended March 31, 2014. The total fair value of the options vesting during the three months ended March 31, 2015 and 2014 under this plan was $0. The total fair value of the options vesting during the nine months ended March 31, 2015 and 2014 under this plan was $6,000 and $22,000, respectively.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At March 31, 2015, 1,471,480 stock options had been granted, 264,750 stock options were exercisable and no further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the nine months ended March 31,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	265,750	$6.51	651,140	$4.18
Granted	--	--	--	--
Terminated/Lapsed	(57,250)	5.24	(47,790)	1.74
Exercised	--	--	(337,600)	2.70
Outstanding, end of period	208,500	$6.86	265,750	$6.07
Exercisable, end of period	208,000	$6.86	265,750	$6.07

Weighted average fair value at grant date of options granted	n/a		n/a

Total intrinsic value of options exercised	n/a		$1,399,000
Total intrinsic value of options outstanding	$10,000		$244,000
Total intrinsic value of options exercisable	$10,000		$244,000

0 and 337,600 stock options were exercised during the nine months ended March 31, 2015 and 2014, respectively. 324,100 of the 337,600 stock options exercised during the nine months ended March 31, 2014 were settled by exchanging 164,859 shares of the Company’s common stock of which 85,170 was retired upon receipt. Cash received from option exercises was $0 and $25,650 for the nine months ended March 31, 2015 and 2014, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at March 31, 2015:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price

$ 5.22 - $ 6.62	227,250	1.4	$5.75

$11.16	37,500	1.0	11.16

	264,750	1.3	$6.51

NOTE 8 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the Loan Agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the nine months ended March 31, 2015 the Company repurchased 398,717 shares of its outstanding common stock for a weighted average price of $4.74 per share. These repurchased shares are included in the Company’s Treasury Stock as of March 31, 2015.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $27,000 and $26,000 for the three months ended March 31, 2015 and 2014, respectively and $93,000 and $77,000 for the nine months ended March 31, 2015 and 2014, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2016.

Rent expense, with the exception of the land lease referred to below, totaled approximately $7,000 and $7,000 for the three months ended March 31, 2015 and 2014, respectively and $23,000 and $25,000 for the nine months ended March 31, 2015 and 2014, respectively.

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

Employment Agreements

As of March 31, 2015, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and Senior Vice President of Sales and Marketing (“the SVP”). The employment agreement with the CEO provides for an annual salary of $587,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP expires in October 2016 and provides for an annual salary of $296,900, a bonus arrangement for fiscal 2015 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for nine months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause.

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

Financial Information Relating to Domestic and Foreign Operations

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Sales to external customers(1):
Domestic	$17,076	$16,299	$52,523	$50,186
Foreign	818	973	2,278	2,678
Total Net Sales	$17,894	$17,272	$54,801	$52,864

	March 31, 2015	June 30, 2014
Identifiable assets:
United States	$47,644	$49,529
Dominican Republic (2)	14,068	13,835
Total Identifiable Assets	$61,712	$63,364

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (March 31, 2015 = $10,521; June 30, 2014 = $10,216) and fixed assets (March 31, 2015 = $3,345; June 30, 2014 = $3,475) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 4% and 5% of our revenues for the nine month periods ended March 31, 2015 and 2014, respectively.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 21% of the Company’s accounts receivable at March 31, 2015 and 12% of the Company’s accounts receivable at June 30, 2014. Sales to this customer comprised 12% of net sales in the nine months ended March 31, 2015.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $175,000 and $180,000 as of March 31, 2015 and June 30, 2014, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

Results of Operations

	Three months ended March 31, (dollars in thousands)			Nine months ended March 31, (dollars in thousands)
	2015	2014	% Increase/ (decrease)	2015	2014	% Increase/ (decrease)
Net sales	$17,894	$17,272	3.6%	$54,801	$52,864	3.7%
Gross profit	5,346	5,317	0.5%	16,704	15,437	8.2%
Gross profit as a % of net sales	29.9%	30.8%	(2.9)%	30.5%	29.2%	4.5%
Selling, general and administrative	4,869	4,568	6.6%	14,885	13,944	6.7%
Selling, general and administrative as a percentage of net sales	27.2%	26.4%	3.0%	27.2%	26.4%	3.0%
Operating income	477	749	(36.3)%	1,819	1,493	21.8%
Interest expense, net	52	59	(11.9)%	161	239	(32.6)%
Other (income) expense	4	4	—%	2	10	(80.0)%
Provision for income taxes	26	36	(27.8)%	151	103	46.6%
Net income	395	650	(39.2)%	1,505	1,141	31.9%

Sales for the three months ended March 31, 2015 increased by $622,000 to $17,894,000 as compared to $17,272,000 for the same period a year ago. Sales for the nine months ended March 31, 2015 increased by $1,937,000 to $54,801,000 as compared to $52,864,000 for the same period a year ago. The increase in sales for the three months ended March 31, 2015 was due primarily to increased sales of the Company’s door-locking products ($1,076,000) as partially offset by decreased sales of intrusion products ($338,000), and access control products ($115,000). The increase in sales for the nine months ended March 31, 2015 was due primarily to increased sales of the Company’s door-locking products ($1,584,000), intrusion products ($293,000), and access control products ($60,000). Sales of the Company’s door-locking products increased primarily from an increase in domestic installations of the Company’s digital lock products.

Gross profit for the three months ended March 31, 2015 increased to $5,346,000 or 29.9% of sales as compared to $5,317,000 or 30.8% of sales for the same period a year ago. Gross profit for the nine months ended March 31, 2015 increased to $16,704,000 or 30.5% of sales as compared to $15,437,000 or 29.2% of sales for the same period a year ago. The increase in gross profit for the three and nine months was primarily due to increased sales as well as a continued positive shift in product mix to the Company’s door-locking products.

Selling, general and administrative expenses for the three months ended March 31, 2015 increased by $301,000 to $4,869,000 from $4,568,000 for the same period a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2015 increased by $941,000 to $14,885,000 from 13,944,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 27.2% for the three months ended March 31, 2015 from 26.4% for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 27.2% for the nine months ended March 31, 2015 from 26.4% for the same period a year ago. The increase in dollars and as a percentage of sales for the three and nine months was due primarily from the addition of selling personnel and increased advertising.

Interest expense, net for the three months ended March 31, 2015 decreased by $7,000 to $52,000 as compared to $59,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2015 decreased by $78,000 to $161,000 as compared to $239,000 for the same period a year ago. The decrease in interest expense for the three and nine months ended March 31, 2015 resulted from lower average outstanding debt and lower interest rates during the current periods as compared to the same periods a year ago.

The Company’s provision for income taxes for the three months ended March 31, 2015 decreased by $10,000 to $26,000 as compared to $36,000 for the same period a year ago. The Company’s provision for income taxes for the nine months ended March 31, 2015 increased by $48,000 to $151,000 as compared to $103,000 for the same period a year ago. The change in the provision for income taxes for the three months was caused primarily by the change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the income being generated by non-taxable foreign operations as partially offset by the decrease in income before income taxes as compared to the same period a year ago. The change in the provision for income taxes for the nine months was caused primarily by the increase in income before income taxes as well as by a change in the proportion of the income before income taxes being generated by the Company’s U.S. operations to the income being generated by non-taxable foreign operations as compared to the same period a year ago. As a result, the Company’s effective rate for income tax was 6% and 5% for the three months ended March 31, 2015 and 2014, respectively and 9% and 8% for the nine months ended March 31, 2015 and 2014, respectively.

Net income decreased by $255,000 to $395,000 or $0.02 per diluted share for the three months ended March 31, 2015 as compared to $650,000 or $0.03 per diluted share for the same period a year ago. Net income increased by $364,000 to $1,505,000 or $0.08 per diluted share for the nine months ended March 31, 2015 as compared to $1,141,000 or $0.06 per diluted share for the same period a year ago. The changes in net income for the three and nine months ended March 31, 2015 were primarily due to the items as described above.

Liquidity and Capital Resources

During the nine months ended March 31, 2015 the Company utilized its cash from operations ($2,783,000) and a portion of its cash on-hand at June 30, 2014 ($808,000 of $2,483,000) to repay outstanding debt ($1,200,000), purchase treasury stock ($1,890,000) and purchase property, plant and equipment ($501,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at March 31, 2015 decreased $2,282,000 to $14,622,000 as compared to $16,904,000 at June 30, 2014. This decrease is primarily the result of the lower sales volume during the quarter ended March 31, 2015 as compared to the quarter ended June 30, 2014, which is typically the Company’s highest.

Inventories at March 31, 2015 increased $1,881,000 to $26,891,000 as compared to $25,010,000 at June 30, 2014. This increase is primarily the result of the Company level-loading its production facility in the Dominican Republic, whereas the Company’s sales are typically highest in the fourth quarter.

Accounts payable and accrued expenses decreased $168,000 to $7,644,000 as of March 31, 2015 as compared to $7,812,000 at June 30, 2014.

As of March 31, 2015, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. As of December 31, 2014, the Company had $2,500,000 in outstanding borrowings and $8,500,000 in availability under the Revolving Credit Facility. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of March 31, 2015 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At March 31, 2015, an aggregate principal amount of approximately $10,600,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 1.7%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $106,000 in interest that year.

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

At the conclusion of the period ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2015.

During the three months ended March 31, 2015, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2014 during the three months ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

January 1, 2015 - January 31, 2015	32,671	$4.86	32,671	663,143

February 1, 2015 – February 28, 2015	38,593	$5.23	38,593	624,550

March 1, 2015 – March 31, 2015	23,267	$5.71	23,267	601,283

Total for the Quarter ended March 31, 2015	94,531	$5.25	94,531	601,283

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

May 11, 2015

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

