Form 10-K
period 2015-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2015-09-10
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2015

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2014, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $46,623,347.

As of September 09, 2015, 18,966,028 shares of common stock of Registrant were outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2015 Annual Meeting of Stockholders.

PART I

ITEM 1: BUSINESS.

NAPCO Security Technologies, Inc. ("NAPCO" or the "Company") was incorporated in December 1971 in the State of Delaware. Its executive offices are located at 333 Bayview Ave, Amityville NY 11701. Its telephone number is (631) 842-9400.

The Company is a diversified manufacturer of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

Website Access to Company Reports

Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our website (www.napcosecurity.com) on the same day they are electronically filed with the Securities and Exchange Commission.

Products

The Company’s products (“Products”) are comprised of the following:

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

Research and Development

The Company's business involves a high technology element. Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. During the fiscal years ended June 30, 2015 and 2014, the Company expended approximately $5,382,000 and $5,059,000, respectively, on Company-sponsored research and development activities conducted primarily by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2015, the Company had 1,013 full-time employees.

Marketing

The Company's staff of 54 sales and marketing support employees located at the Company's Amityville offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 53% of the Company's total sales for each of the fiscal years ended June 30, 2015 and 2014. The remaining revenues are primarily from installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities.

In the ordinary course of the Company's business the Company grants extended payment terms to certain customers. For further discussion on Concentration of Credit Risk see disclosures included in Item 1A and Item 7.

Competition

The security products industry is highly competitive. The Company's primary competitors are comprised of approximately 20 other companies that manufacture and market security equipment to distributors, dealers, central stations and original equipment manufacturers. The Company believes that no one of these competitors is dominant in the industry. Most of these companies have substantially greater financial and other resources than the Company.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $2,044,000 and $1,278,000 existed as of June 30, 2015 and 2014, respectively. The increase in the backlog as of June 30, 2015 was due primarily to the Company receiving several large purchase orders for its Marks brand door-locking products towards the end of fiscal 2015. The Company expects to fill the entire backlog that existed as of June 30, 2015 during fiscal 2016.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last two fiscal years are summarized in the following table:

Financial Information Relating to Domestic and Foreign Operations

	2015	2014
	(in thousands)
Sales to external customers(1):
Domestic	$74,736	$70,800
Foreign	3,023	3,582
Total Net Sales	$77,762	$74,382

Identifiable assets:
United States	$50,998	$49,529
Dominican Republic (2)	14,039	13,835
Total Identifiable Assets	$65,037	$63,364

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2015 = $10,546; 2014 = $10,216) and fixed assets (2015 = $3,347; 2014 = $3,457) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Members of Management and Certain Directors Beneficially Own a Substantial Portion of the Company’s Common Stock and May Be in a Position to Determine the Outcome of Corporate Elections

Richard L. Soloway, our Chief Executive Officer, members of management and the Board of Directors beneficially own approximately 39% of the currently outstanding shares of Common Stock. By virtue of such ownership and their positions with Napco, they may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to Napco’s stockholders.

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

Our Business Could Be Materially Adversely Affected by a weakening of the US Dollar against the Dominican Peso

We are exposed to foreign currency risks due to our operations in the Dominican Republic. We have significant operations in the Dominican Republic which are denominated in Dominican pesos. We are subject to the risk that currency exchange rates between the United States and the Dominican Republic will fluctuate significantly, potentially resulting in an increase in some of our expenses when US dollars are transferred to Dominican pesos to pay these expenses.

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

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A. (formerly known as NAPCO/Alarm Lock Grupo International, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual cost of approximately $288,000. As of June 30, 2015, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

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

	Quarter Ended Fiscal 2015
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$5.43	$4.78	$5.82	$6.09
Low	$4.33	$4.07	$4.63	$5.03

	Quarter Ended Fiscal 2014
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$5.70	$6.49	$7.57	$6.74
Low	$4.75	$4.93	$6.15	$5.00

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 08 2015 was 101 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock. Any cash dividends must be approved by the Company's lenders.

Equity Compensation Plan Information as of June 30, 2015

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS (a)		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING SECURITIES REFLECTED IN COLUMN (a) (c)

Equity compensation plans approved by security holders:	356,000	(1)	$6.16	852,500	(2)

Equity compensation plans not approved by security holders:
Total	356,000	(1)	$6.16	852,500	(2)

(1)	The 2002 Employee Stock Option Plan expired in 2012. 208,500 options are outstanding under the 2002 Plan. No further options may be granted under this plan.
(2)	In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards.

Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

April 1, 2015 – April 30, 2015	35,889	$5.78	35,889	565,394
May 1, 2015 – May 31, 2015	21,731	$5.23	21,731	543,663
June 1, 2015 – June 30, 2015	—	$—	—	543,663

Total for the Quarter ended June 30, 2015	57,620	$5.57	57,620	543,663

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

	Fiscal Year Ended and at June 30
	(In thousands, except share and per share data)
	2015	2014	2013	2012	2011
Statement of earnings data:
Net Sales	$77,762	$74,382	$71,386	$70,928	$71,392
Gross Profit	26,047	23,713	21,724	21,152	20,101
Impairment of Goodwill and intangible assets	—	—	—	—	400
Income from Operations	5,281	4,316	3,717	3,761	2,428
Net Income	4,845	3,476	3,021	2,286	1,121
Cash Flow Data:
Net cash flows provided by operating activities	3,887	4,743	4,899	4,096	4,364
Net cash flows used in investing activities	(730)	(753)	(383)	(606)	(737)
Net cash flows used in financing activities	(3,294)	(4,736)	(4,266)	(3,588)	(6,072)
Per Share Data:
Net earnings per common share:
Basic	$0.25	$0.18	$0.16	$0.12	$0.06
Diluted	$0.25	$0.18	$0.16	$0.12	$0.06
Weighted average common shares outstanding:
Basic	19,164,000	19,392,000	19,210,000	19,096,000	19,096,000
Diluted	19,169,000	19,428,000	19,362,000	19,303,000	19,176,000
Cash Dividends declared per common share (1)	$.00	$.00	$.00	$.00	$.00
Balance sheet data:
Working capital (2)	$35,590	$33,436	$33,221	$32,205	$29,185
Total assets	65,037	63,364	63,903	64,750	68,795
Long-term debt	9,100	10,200	14,800	18,657	20,205
Stockholders' equity	46,504	43,752	40,335	37,723	35,429

(1)	The Company has never paid a dividend on its common stock. Any dividends must be approved by the Company's primary lenders.
(2)	Working capital is calculated by deducting Current Liabilities from Current Assets.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 4% and 5% of our revenues for the fiscal years ended June 30, 2015 and 2014, respectively.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 6-8% of revenues to research and development (R&D) on an annual basis. The Company does not expect products resulting from our R&D investments in fiscal 2015 or thereafter to contribute materially to revenue during this fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its 2015 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) there is a fixed and determinable price for the Company's product or service, (iii) shipment and passage of title occurs or service has been provided, and (iv) collectability is reasonably assured. Revenues from product sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of the sale. Revenues for services are recorded at the time the service is provided to the customer pursuant to the terms of sale. The Company reports its sales on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and other allowances and the amount of reserves established for anticipated sales returns and other allowances.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 22% of the Company’s accounts receivable at June 30, 2015 and 12% of the Company’s accounts receivable at June 30, 2014. Sales to this customer comprised 13% of net sales in the fiscal year ended June 30, 2015.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $175,000 and $180,000 as of June 30, 2015 and 2014, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

Intangible Assets

The Company evaluates its Intangible Assets for impairment at least on an annual basis and will evaluate them earlier if there are indicators of a potential impairment. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized. Impairment testing is performed in two steps: (i) the Company determines if there is impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of intangible assets with the carrying amount of the intangible assets.

Income Taxes

The Company has identified the United States and New York State as its major tax jurisdictions. The fiscal 2012 and forward years are still open for examination.

For the year ended June 30, 2015, the Company recognized a net income tax expense of $216,000. During the year ending June 30, 2015 the Company decreased its reserve for uncertain income tax positions by $67,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2015, the Company had accrued interest totaling $0 and $102,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

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

Liquidity and Capital Resources

The Company's cash on hand as of June 30, 2014 combined with proceeds from operating activities during fiscal 2015 were adequate to meet the Company's capital expenditure needs and debt obligations during fiscal 2015. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of external financing is a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017. As of June 30, 2015 $3,000,000 was outstanding under this revolving line of credit. As of June 30, 2015, the Company's unused sources of funds consisted principally of $2,346,000 in cash and $8,000,000 unused balance available under its revolving line of credit.

During the year ended June 30, 2015 the Company utilized its cash on hand at June 30, 2014 ($2,483,000) and a portion of its cash from operations ($1,541,000 of $3,887,000) to repay outstanding debt ($1,100,000), purchase treasury stock ($2,194,000) and purchase property, plant and equipment ($730,000).

As of June 30, 2015, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. As of June 30, 2015, the Company had $3,000,000 in outstanding borrowings and $8,000,000 in availability under the Revolving Credit Facility. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

Outstanding balances and interest rates as of June 30, 2015 and June 30, 2014 are as follows:

	June 30, 2015		June 30, 2014
	Outstanding	Interest Rate	Outstanding	Interest Rate

Revolving line of credit	$3,000	1.7%	$2,500	1.7%
Term loans	7,700	1.7%	9,300	1.7%
Total debt	$10,700	1.7%	$11,800	1.7%

The Company believes its current working capital, anticipated cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through at least the next twelve months.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2015	2014
Current Ratio	4.8 to 1	4.6 to 1
Sales to Receivables	4.3 to 1	4.4 to 1
Total debt to equity	.23 to 1	.27 to 1

As of June 30, 2015, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual cost of approximately $288,000.

Working Capital. Working capital increased by $2,154,000 to $35,590,000 at June 30, 2015 from $33,436,000 at June 30, 2014. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $1,090,000 to $17,994,000 at June 30, 2015 as compared $16,904,000 at June 30, 2014. The increase in Accounts Receivable was due primarily to a increase in sales for the quarter ended June 30, 2015 as compared to the same quarter a year ago.

Inventories. Inventories, which include both current and non-current portions, increased by $1,860,000 to $26,870,000 at June 30, 2015 as compared to $25,010,000 at June 30, 2014. The increase was due primarily to the Company increasing stock of several of its new products as well as purchasing raw materials to produce products needed to fulfill several large orders that were received at the end of fiscal 2015 for the Company’s Marks products.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $185,000 to $7,828,000 as of June 30, 2015 as compared to $7,643,000 at June 30, 2014. This increase is primarily due to increased purchases of raw materials to produce products needed to fulfill several large orders that were received at the end of fiscal 2015 for the Company’s Marks products.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company's contractual obligations by fiscal year:

	Payments due by period:
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$10,700,000	$1,600,000	$4,900,000	$4,200,000	$—

Land lease (77 years remaining) (1)	22,176,000	288,000	576,000	576,000	20,736,000

Operating lease obligations	32,000	20,000	9,000	3,000	—
Other long-term obligations (employment agreements) (1)	1,005,000	931,000	74,000	—	—

Total	$33,913,000	$2,839,000	$5,559,000	$4,779,000	$20,736,000

(1)	See footnote 10 to the accompanying consolidated financial statements.

Results of Operations

Fiscal 2015 Compared to Fiscal 2014

	Fiscal year ended June 30,		% Increase/
	2015	2014	(decrease)
Net sales	$77,762	$74,382	4.5%
Gross profit	26,047	23,713	9.8%
Gross profit as a % of net sales	33.5%	31.9%	5.0%
Selling, general and administrative	20,766	19,397	7.1%
Selling, general and administrative as a % of net sales	26.7%	26.1%	2.3%
Income from operations	5,281	4,316	22.4%
Interest expense, net	215	295	(27.1)%
Other expense, net	5	14	(64.3)%
Provision for income taxes	216	531	(59.3)%
Net income	4,845	3,476	39.4%

Net sales in fiscal 2015 increased by $3,380,000 to $77,762,000 as compared to $74,382,000 in fiscal 2014. The increase in net sales was primarily due to increased sales of the Company’s Alarm Lock brand door-locking products ($1,077,000), Continental brand access control products ($326,000) and Marks brand door-locking products ($232,000) and was partially offset by decreases in the Company’s Napco brand intrusion products ($191,000).

The Company's gross profit increased by $2,334,000 to $26,047,000 or 33.5% of net sales in fiscal 2015 as compared to $23,713,000 or 31.9% of net sales in fiscal 2014. Gross profit and gross profit as a percentage of net sales was primarily affected by the increase in net sales as discussed above and a positive shift in product mix in fiscal 2015 as compared to fiscal 2014.

Selling, general and administrative expenses as a percentage of net sales increased to 26.7% in fiscal 2015 from 26.1% in fiscal 2014. Selling, general and administrative expenses for fiscal 2015 increased by $1,369,000 to $20,766,000 as compared to $19,397,000 in fiscal 2014. The increases in dollars and as a percentage of sales resulted primarily from increases in selling wages and commissions as well as increased advertising and tradeshow expenditures. The Company increased expenditures in these areas in order to generate higher sales.

Interest expense for fiscal 2015 decreased by $80,000 to $215,000 from $295,000 for the same period a year ago. The decrease in interest expense is primarily the result of the decrease in interest rates charged by the Company’s primary banks as well as the Company’s reduction of its outstanding borrowings under its revolving line of credit and its term loan.

Other expenses remained relatively constant at $5,000 and $14,000 for fiscal 2015 and 2014, respectively.

The Company’s provision for income taxes for fiscal 2015 decreased by $315,000 to $216,000 as compared to $531,000 for the same period a year ago. The decrease in income taxes from fiscal 2014 to fiscal 2015 resulted primarily from the benefit resulting from R&D Credits and a decrease in certain of the Company’s income tax reserves.

Net income for fiscal 2015 increased by $1,369,000 to $4,845,000 as compared to $3,476,000 in fiscal 2014. This resulted primarily from the items discussed above.

Forward-looking Information

This Annual Report on Form 10-K and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, uncertain economic, military and political conditions in the world, our ability to maintain and develop competitive products, adverse tax consequences of offshore operations, the ability to maintain adequate financing and significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar. The Company’s Risk Factors are discussed in more detail in Item 1A.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At June 30, 2015, an aggregate principal amount of approximately $10,700,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 1.7%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $107,000 in interest that year.

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $600,000.

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

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Napco Security Technologies, Inc. and Subsidiaries

Amityville, New York

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Technologies, Inc. and Subsidiaries as of June 30, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

New York, New York

September 10, 2015

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and 2014

(In Thousands)

	2015	2014

ASSETS
CURRENT ASSETS

Cash and cash equivalents	$2,346	$2,483
Accounts receivable, net of reserves and allowances	17,994	16,904
Inventories	22,757	21,443
Prepaid expenses and other current assets	1,046	989
Income tax receivable	—	121
Deferred income taxes	880	739
Total Current Assets	45,023	42,679

Inventories - non-current	4,113	3,567
Deferred income taxes	634	1,005
Property, plant and equipment, net	6,234	6,394
Intangible assets, net	8,886	9,552
Other assets	147	167

TOTAL ASSETS	$65,037	$63,364

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and 2014

(In Thousands, Except Share Data)

	2015	2014

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long term debt	$1,600	$1,600
Accounts payable	3,954	4,082
Accrued expenses	1,624	1,737
Accrued salaries and wages	2,250	1,824
Accrued income taxes	5	—
Total Current Liabilities	9,433	9,243
Long-term debt, net of current maturities	9,100	10,200
Accrued income taxes	—	169
Total Liabilities	18,533	19,612

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,049,243 and 21,049,243 shares issued; and 18,966,028 and 19,419,076 shares outstanding, respectively	210	210

Additional paid-in capital	16,133	16,032
Retained earnings	40,399	35,554
	56,742	51,796
Less: Treasury Stock, at cost (2,083,215 and 1,630,167 shares, respectively)	(10,238)	(8,044)
TOTAL STOCKHOLDERS' EQUITY	46,504	43,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,037	$63,364

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2015 and 2014

(In Thousands, Except Share and Per Share Data)

	2015	2014
Net sales	$77,762	$74,382
Cost of sales	51,715	50,669
Gross Profit	26,047	23,713
Selling, general, and administrative expenses	20,766	19,397
Operating Income	5,281	4,316

Other expense:
Interest expense, net	215	295
Other, net	5	14
	220	309
Income before Provision for Income Taxes	5,061	4,007
Provision for Income Taxes	216	531
Net Income	$4,845	$3,476

Income per share:
Basic	$0.25	$0.18
Diluted	$0.25	$0.18

Weighted average number of shares outstanding:
Basic	19,164,000	19,392,000
Diluted	19,169,000	19,428,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 30, 2015 and 2014

(In Thousands, Except Share Data)

	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
BALANCE June 30, 2013	20,796,813	208	15,356	(1,500,478)	(7,307)	32,078	40,335
Options exercised	337,600	3	1,024	—	—	—	1,027
Shares surrendered and cancelled under cashless option exercise	(85,170)	(1)	(424)	—	—	—	(425)
Shares surrendered and held in Treasury under cashless option exercise	—	—	—	(129,689)	(737)	—	(737)
Stock-based compensation expense	—	—	76	—	—	—	76
Net income	—	—	-	-	-	3,476	3,476
BALANCE June 30, 2014	21,049,243	$210	$16,032	(1,630,167)	$(8,044)	$35,554	$43,752
Repurchase of Treasury Shares	—	—	—	(453,048)	(2,194)	—	(2,194)
Stock-based compensation expense	—	—	101	—	—	—	101
Net income	—	—	—	—	—	4,845	4,845
BALANCE June 30, 2015	21,049,243	$210	$16,133	(2,083,215)	$(10,238)	$40,399	$46,504

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2015 and 2014 (In Thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,845	$3,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,570	1,740
Charge to obsolescence reserve	(472)	(827)
Provision for doubtful accounts	66	(40)
Deferred income taxes	230	424
Non-cash stock based compensation expense	101	76

Changes in operating assets and liabilities:
Accounts receivable	(1,156)	1,347
Inventories	(1,388)	(2,276)
Prepaid expenses and other current assets	(57)	230
Income tax receivable	121	(57)
Other assets	6	5
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	21	645

Net Cash Provided by Operating Activities	3,887	4,743

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(730)	(753)

Net Cash Used in Investing Activities	(730)	(753)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,600)	(4,600)
Proceeds from long-term debt	500	—
Cash paid for purchase of treasury stock	(2,194)	(285)
Proceeds from exercise of employee stock options	—	25
Tax benefit from stock option exercise	—	124
Net Cash Used in Financing Activities	(3,294)	(4,736)
Net Change in Cash and Cash Equivalents	(137)	(746)
CASH AND CASH EQUIVALENTS - Beginning	2,483	3,229

CASH AND CASH EQUIVALENTS - Ending	$2,346	$2,483

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$215	$312
Income taxes paid	$29	$24
Surrender of Common Shares	$—	$452

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of June 30, 2015 due to their short-term maturities; Long-Term Debt - The carrying amount of the Company’s long-term debt, including the current portion, at June 30, 2015 in the amount of $10,700,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at June 30, 2015 and June 30, 2014. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2015 and June 30, 2014. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $175,000 and $180,000 and for returns and other allowances of $1,260,000 and $1,005,000 as of June 30, 2015 and June 30, 2014, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	June 30, 2015			June 30, 2014
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(6,820)	$2,980	$9,800	$(6,203)	$3,597
Non-compete agreement	340	(334)	6	340	(285)	55
Trade name	5,900	—	5,900	5,900	—	5,900
	$16,040	$(7,154)	$8,886	$16,040	$(6,488)	$9,552

Amortization expense for intangible assets subject to amortization was approximately $667,000 and $782,000 for the fiscal years ended June 30, 2015 and 2014, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2016 - $529,000; 2017 - $441,000; 2018 - $371,000; 2019 - $313,000 and 2020 -$264,000. The weighted average amortization period for intangible assets was 13.1 years and 13.9 years at June 30, 2015 and 2014, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. Impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) there is a fixed and determinable price for the Company's product or service, (iii) shipment and passage of title occurs or service has been provided, and (iv) collectability is reasonably assured. Revenues from product sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of the sale. Revenues for services are recorded at the time the service is provided to the customer pursuant to the terms of sale. The Company reports its sales on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and other allowances and the amount of reserves established for anticipated sales returns and other allowances.

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 8% for the each of the fiscal years ended June 30, 2015 and 2014.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2015 and 2014 was $1,671,000 and $1,408,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. Company-sponsored research and development expense for the fiscal years ended June 30, 2015 and 2014 was $5,382,000 and $5,059,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2015	2014	2015	2014	2015	2014
Basic EPS	$4,845	$3,476	19,164	19,392	$0.25	$0.18
Effect of Dilutive Securities:
Stock Options	—	—	5	36	—	—

Diluted EPS	$4,845	$3,476	19,169	19,428	$0.25	$0.18

Options to purchase 255,688 and 145,673 shares of common stock for the fiscal years ended June 30, 2015 and 2014, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $101,000 and $76,000 were recognized for fiscal years ended June 30, 2015 and 2014, respectively. The effect on both Basic and Diluted Earnings per share was $0.01 and $0.00 for fiscal years ended June 30, 2015 and 2014, respectively.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the fiscal years ended June 30, 2015 and 2014.

Comprehensive Income

For the fiscal years ended June 30, 2015 and 2014, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($515,000 and $531,000 in the fiscal years ended June 30, 2015 and 2014, respectively) and classifies the costs associated with these revenues in cost of sales ($945,000 and $985,000 in fiscal years ended June 30, 2015 and 2014).

Recently Issued Accounting Standards

In July 2015, the FASB issued ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (ASU 2015-11). The amendments in ASU 2015-11 simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective for the Company’s quarter ended March 31, 2107. Early application is permitted. We have not early adopted ASU 2015-11. The new guidance must be applied prospectively after the date of adoption. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers.  The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It provides companies with a single comprehensive five-step principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance.  In August 2015, the FASB deferred the effective date of the new revenue standard by one year.  As a result, the new standard would not be effective for the Company until fiscal 2019.  In addition, the FASB is allowing companies to early adopt this guidance for the Company’s fiscal 2018.  The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company will apply this new guidance when it becomes effective and has not yet selected a transition method.  The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

NOTE 2 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 22% of the Company’s accounts receivable at June 30, 2015 and 12% of the Company’s accounts receivable at June 30, 2014. Sales to this customer comprised 13% of net sales in the fiscal year ended June 30, 2015.

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

Inventories, net of reserves consist of the following (in thousands):

	June 30,
	2015	2014
Component parts	$15,037	$15,268
Work-in-process	4,136	3,632
Finished product	7,697	6,110
	$26,870	$25,010
Classification of inventories, net of reserves:
Current	$22,757	$21,443
Non-current	4,113	3,567
	$26,870	$25,010

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30,
	2015	2014	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,002	6,906	3 to 5
Furniture and fixtures	2,478	2,427	5 to 10
Machinery and equipment	20,429	19,974	7 to 10
Leasehold improvements	294	288	Shorter of the lease term or life of asset
	40,018	39,410
Less: accumulated depreciation and amortization	33,784	33,016
	$6,234	$6,394

Depreciation and amortization expense on property, plant, and equipment was approximately $890,000 and $945,000 in fiscal 2015 and 2014, respectively.

NOTE 5 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended June 30,
	2015	2014
Current income taxes:
Federal	$(49)	$76
State	35	31
	(14)	107
Deferred income tax provision	230	424
Provision for income taxes	$216	$531

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30, (dollars in thousands):

	2015		2014
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax at Federal statutory rate	$1,721	34.0%	$1,362	34.0%
Increases (decreases) in taxes resulting from:
Meals and entertainment	66	1.3%	63	1.6%
State income taxes, net of Federal income tax benefit	21	0.4%	20	0.5%

Foreign source income not subject to tax	(1,069)	(21.1)%	(837)	(20.9)%
R&D Credit refund	(328)	(6.5)%	(144)	(3.6)%
Income tax reserve adjustments	(93)	(1.8)%	—	—
Other, net	(102)	(2.0)%	67	1.7%
Effective tax rate	$216	4.3%	$531	13.3%

Deferred tax assets and deferred tax liabilities at June 30, 2015 and 2014 are as follows (in thousands):

	Current Deferred Tax Assets (Liabilities)		Long-term Deferred Tax Assets (Liabilities)
	2015	2014	2015	2014
Accounts receivable	$36	$25	$—	$—
Inventories	533	406	261	336
Accrued Liabilities	311	308	86	64
Stock based compensation expense	—	—	147	139
Goodwill	—	—	214	1,324
R&D credit	—	—	804	451
Property, plant and equipment	—	—	(512)	(527)
Other deferred tax liabilities	—	—	(366)	(782)
	880	739	634	1,005
Valuation allowance	—	—	—	—
Net deferred tax assets	$880	$739	$634	$1,005

The Company has identified the United States and New York State as its major tax jurisdictions. The fiscal 2012 and forward years are still open for examination.

During the year ending June 30, 2015 the Company decreased its reserve for uncertain income tax positions by $67,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2015, the Company had accrued interest totaling $0 and $102,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total
Balance of gross unrecognized tax benefits as of July 1, 2014	$169	$—	$169
Decreases to unrecognized tax benefits resulting from expiring statutes	(67)	—	(67)
Balance of gross unrecognized tax benefits as of June 30, 2015	$102	$—	$102

The Company plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings. As of June 30, 2015, the Company had approximately $2.6 million of undistributed earnings of foreign subsidiaries.

NOTE 6 - Long-Term Debt

As of June 30, 2015, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Term Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of June 30, 2015 and June 30, 2014 are as follows:

	June 30, 2015		June 30, 2014
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$3,000	1.7%	$2,500	1.7%
Term loans	7,700	1.7%	9,300	1.7%
Total debt	$10,700	1.7%	$11,800	1.7%

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

NOTE 7 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the fiscal years ended June 30, 2015 and 2014, the Company recorded non-cash compensation expense of $101,000 ($0.01 per basic and diluted share) and $76,000 ($0.00 per basic and diluted share), respectively, relating to stock-based compensation

2012 Employee Stock Option Plan

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2015, 112,500 stock options were granted, 27,500 stock options were exercisable and 837,500 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2015 and 2014 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014
Risk-free interest rates	2.3%	2.7%
Expected lives	10 years	10 years
Expected volatility	54%	57%
Expected dividend yields	0%	0%

The Company uses a weighted-average expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock.  The implied volatilities were obtained from publicly available data sources.  For the weighted-average expected option life assumption, the Company considers the exercise behavior of past grants.  The average risk-free interest rate is based on the U.S. Treasury Bond rate for the expected term of the options and the average dividend yield is based on historical experience.

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	78,500	$5.73	—	$—
Granted	44,000	4.43	78,500	5.73
Terminated	(10,000)	4.88	—	—
Exercised	—	—	—	—
Outstanding, end of year	112,500	$5.30	78,500	$5.73
Exercisable, end of year	27,500	$5.26	15,700	$5.73
Weighted average fair value at grant date of options granted	$2.82		$3.84
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$73,360		$14,000
Total intrinsic value of options exercisable	$17,946		$3,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.29-$6.31	112,500	8.7	$5.30	27,500	$5.26
	112,500	8.7	$5.30	27,500	$5.26

As of June 30, 2015, there was $260,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 44,000 and 78,500 options were granted during the fiscal years ended June 30, 2015 and 2014, respectively. The total fair value of the options vesting during the fiscal years ended June 30, 2015 and 2014 under this plan was $41,000 and $60,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2015, 35,000 stock options were granted, 12,000 stock options were exercisable and 15,000 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014
Risk-free interest rates	2.3%	2.7%
Expected lives	10 years	10 years
Expected volatility	54%	57%
Expected dividend yields	0%	0%

The Company uses a weighted-average expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock.  The implied volatilities were obtained from publicly available data sources.  For the weighted-average expected option life assumption, the Company considers the exercise behavior of past grants.  The average risk-free interest rate is based on the U.S. Treasury Bond rate for the expected term of the options and the average dividend yield is based on historical experience.

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	25,000	$4.88	—	$—
Granted	10,000	4.37	25,000	4.88
Terminated	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of year	35,000	$4.73	25,000	$4.88
Exercisable, end of year	12,000	$4.80	5,000	$4.88
Weighted average fair value at grant date of options granted	$2.86		$3.30
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$35,000		$14,000
Total intrinsic value of options exercisable	$11,000		$3,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $4.88	35,000	8.5	$4.73	12,000	$4.80
	35,000	8.5	$4.73	12,000	$4.80

As of June 30, 2015, there was $73,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 10,000 and 25,000 options were granted during the fiscal years ended June 30, 2015 and 2014, respectively. The total fair value of the options vesting during the fiscal years ended June 30, 2015 and 2014 under this plan was $6,000 and $17,000, respectively.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2015, 1,471,480 stock options had been granted, 208,500 stock options were exercisable and no further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the fiscal years ended June 30,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	265,750	$6.51	651,140	$4.18
Granted	—	—	—	—
Terminated/Lapsed	(57,250)	5.24	(47,790)	1.74
Exercised	—	—	(337,600)	2.70
Outstanding, end of period	208,500	$6.86	265,750	$6.07
Exercisable, end of period	208,500	$6.86	265,750	$6.07
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		$1,399,000
Total intrinsic value of options outstanding	$6,000		$13,000
Total intrinsic value of options exercisable	$6,000		$13,000

As of June 30, 2015, there was no unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2002 Non-Employee Plan. 0 and 337,600 stock options were exercised during the fiscal years ended June 30, 2015 and 2014, respectively. 324,100 of the 337,600 stock options exercised during the fiscal year ended June 30, 2014 were settled by exchanging 164,859 shares of the Company’s common stock of which 85,170 was retired upon receipt. Cash received from option exercises was $0 and $25,650 for the fiscal years ended June 30, 2015 and 2014, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at June 30, 2015:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$5.22-$6.62	171,000	1.2	$5.92
$11.16	37,500	0.7	11.16
	208,500	1.1	$6.86

NOTE 8 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the Loan Agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the fiscal year ended June 30, 2015 the Company repurchased 453,048 shares of its outstanding common stock for a weighted average price of $4.81 per share. These repurchased shares are included in the Company’s Treasury Stock as of June 30, 2015.

During fiscal 2014, certain employees exercised incentive stock options under the Company’s 2002 Plan totaling 337,600 shares. 324,100 of these exercises were completed as cashless exercises as allowed for under the 2002 Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees are based upon the per share price on the effective date of the option exercise. In addition, the Company repurchased 50,000 shares of its Common Stock from its Chief Executive Officer (“CEO”). The purchase price was $5.70 per share, the previous business day’s closing price on NASDAQ, for an aggregate purchase price of $285,000. The repurchase was to fund the CEO’s tax liability associated with the exercise of 135,000 options granted to him under the 2002 Plan. The repurchase was approved by the Board of Directors of the Company, including all of the independent directors. These exercises resulted in a tax benefit to the Company of $124,000 which is included in Additional Paid-in Capital.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $122,000 and $103,000 for the years ended June 30, 2015 and 2014, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2019. Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending June 30,	Amount
2016	$20,000
2017	5,000
2018	4,000
2019	3,000
Total	$32,000

Rent expense, with the exception of the land lease referred to below, totaled approximately $30,000 and $32,000 for the fiscal years ended June 30, 2015 and 2014, respectively.

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

Employment Agreements

As of June 30, 2015, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and Senior Vice President of Sales and Marketing (“the SVP”). The employment agreement with the CEO provides for an annual salary of $670,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP expires in October 2016 and provides for an annual salary of $306,000, a bonus arrangement for fiscal 2015 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for nine months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause.

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

Financial Information Relating to Domestic and Foreign Operations

	2015	2014
	(in thousands)
Sales to external customers(1):
Domestic	$74,736	$70,800
Foreign	3,023	3,582
Total Net Sales	$77,762	$74,382

Identifiable assets:
United States	$50,998	$49,529
Dominican Republic (2)	14,039	13,835
Total Identifiable Assets	$65,037	$63,364

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2015 = $10,546; 2014 = $10,216) and fixed assets (2015 = $3,347; 2014 = $3,457) located at the Company's principal manufacturing facility in the Dominican Republic.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Napco Security Technologies management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and other guidance prepared specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected or is likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors appearing in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (“Proxy Statement”) under the heading “Election of Directors”, is incorporated herein by reference.

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

Information regarding Equity Compensation Plan Information as of June 30, 2015 and Unregistered Sales of Equity Securities and Use of Proceeds is included in Item 5.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)3 and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title

Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011

Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June, 30 2011

Ex-3.(iii)	Amended and Restated By-Laws	Exhibit 3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010

Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.06	Continuing General Security Agreement	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008

*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012

*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012

*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010

*Ex-10.J	Employment Agreement between the Registrant and Jorge Hevia dated December 20, 1999	Exhibit 10.J to Report on Form 8-K (Commission file No. 0-10004) dated November 29, 2012

*Ex-10.K	Two (2) Year Extension, dated November 29, 2011, of Employment Agreement between the Registrant and Jorge Hevia	Exhibit 10.K to Report on Form 8-K (Commission file No. 0-10004) dated November 29, 2012

*Ex-10.L	Severence Agreement between the Registrant and Kevin S. Buchel dated February 25, 1999.	Exhibit 10.L to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2013

*Ex-10.M	Indemnification Agreement dated August 9, 1999	Exhibit 10.M to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2012

Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010

Ex-21.0	Subsidiaries of the Registrant	E-18

Ex-23.1	Consent of Independent Auditors	E-19

Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20

Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21

Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22

Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23

Ex-101.INS	XBRL Instance Document

Ex-101.SCH	XBRL Taxonomy Extension Schema Document

Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 10, 2015

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/RICHARD SOLOWAY	Chairman of the Board of Directors,	September 10, 2015
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/KEVIN S. BUCHEL	Senior Vice President of Operations	September 10, 2015
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/PAUL STEPHEN BEEBER	Director	September 10, 2015
Paul Stephen Beeber

/s/RANDY B. BLAUSTEIN	Director	September 10, 2015
Randy B. Blaustein

/s/ARNOLD BLUMENTHAL	Director	September 10, 2015
Arnold Blumenthal

/s/DONNA SOLOWAY	Director	September 10, 2015
Donna Soloway

/s/ANDREW J. WILDER	Director	September 10, 2015
Andrew J. Wilder

