Form 10-K/A
period 2015-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2015-10-27
CIK 69633

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___________

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “Large accelerated filer”, “Accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2014, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $46,623,347.

As of October 22, 2015, 18,951,852 shares of common stock of Registrant were outstanding.

PART III

Items 10, 11, 12, 13 and 14 are amended to read in their entirety as follows:

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors is divided into three classes, the terms of which expire at the Annual Meetings of Stockholders after the fiscal years 2015, 2016 and 2017.

The names of, and certain information concerning, the directors are set forth below. Also set forth below is a description of the experience, qualifications, attributes or skills that caused the Nominating Committee and Board of Directors to determine that the person should serve as one of our directors.

Name and Age	Principal Occupation	Director Since
Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2015:
Paul Stephen Beeber (71)	Licensed Attorney in New York State.	2004
Randy B. Blaustein (63)	Principal of R.B. Blaustein & Co.	1985
Donna A. Soloway (67)	Columnist for SDM (Security Distribution and Marketing) magazine; member of the Board of Directors of the Alliance of the Guardian Angels; member of the Board of Directors of Lifeline. Ms. Soloway is the wife of Richard L. Soloway, the Chairman and President of the Company.	2001
Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2016:
Richard L. Soloway (69)	Chairman of the Board of Directors, President and Secretary of the Company.	1972
Kevin S. Buchel (62)	Senior Vice President of Operations and Finance and Treasurer of the Company.	1998
Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2017:

Name and Age	Principal Occupation	Director Since
Arnold Blumenthal (88)	Group Publisher Emeritus, Security Dealer and Locksmith Ledger magazines, Publisher Security Line and Editor of Metropolitan Burglar/Fire Alarm Association (“MBFAA”).	2001
Andrew J. Wilder (64)	Officer of Israeloff, Trattner & Co., independent certified public accountants.	1995

Mr. Beeber has been a Licensed Attorney in New York State since 1970, focusing on elder law, estate planning and real estate.

The Company believes Mr. Beeber provides practical and legal guidance, insight and perspective with regard to the operations and strategies of the Company and has a deep understanding of the Company as well as its customer and supplier agreements.

Mr. Blaustein has been has been a Principal in the accounting firm of R.B. Blaustein & Co. since December 2000 and was a Partner in the accounting firm of Blaustein, Greenberg & Co. from July 1991 to November 2000. He has been an attorney since October 1980, specializing in general business and tax matters, and author of six books and numerous articles.

The Company believes Mr. Blaustein brings significant tax and financial expertise, including insight into complex tax issues acquired over his thirty-four year legal career.

Ms. Soloway has been a columnist for several security industry publications since 1992 including Security Dealer and Security Distribution and Marketing (SDM). She also has served on the Board of Directors for the Security Industry Association (SIA) and several of its committees including the Show Planning Committee, the Awards Committee and the SAINTS Committee (Safety, Awareness and Independent through Security). She is currently a board member of Lifeline as well as the Alliance of the Guarding Angels.

The Company believes Ms. Soloway brings significant experience and knowledge of the security industry, specifically in the areas of customer relations, marketing and sales management.

Mr. Soloway has been the Company’s Chairman of the Board of Directors since October 1981, President since 1998, and Secretary since 1975.

The Company believes Mr. Soloway’s qualifications to serve as a director include his over forty years’ experience in the security industry and his broad knowledge and understanding of the Company and its operations derived from his thirty-three year service as its Chairman and seventeen year service as its President.

Mr. Buchel has been Senior Vice President of Operations and Finance since April 1995 and Treasurer since May 1998.

The Company believes Mr. Buchel’s qualifications to serve as a director include his understanding of the Company and its operations derived from twenty years as our Senior Vice President of Operations and Finance and 17 years as Treasurer.

Mr. Blumenthal has been Group Publisher Emeritus, Security Dealer and Locksmith Ledger magazines, Publisher Security Line and Editor of MBFAA since 2004, V.P. of Government Security News from 2004 through 2007 and Group Publisher of Security Group of Cygnus Publishing from 1999 through 2003.

The Company believes Mr. Blumenthal brings significant experience and knowledge of the security industry, specifically in the area of sales management, strategic planning and business development acquired during his career in the security business.

Mr. Wilder has been an officer of Israeloff, Trattner & Co., independent certified public accountants, since 1990.

The Company believes Mr. Wilder’s qualifications to serve as a director include extensive experience in finance and financial reporting and his corporate governance experience. Our Board of Directors has determined that Mr. Wilder is an audit committee financial expert.

Other Directorships

During the past five years, none of the directors or nominees has been a director of any company (other than the Company) which is subject to the reporting requirements of the Securities Exchange Act of 1934 or which is a registered investment company under the Investment Company Act of 1940.

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely on a review of the Forms 3, 4 and 5 furnished to the Company with respect to the most recent fiscal year and written representations of the reporting person (as defined below), no person, who at any time during such fiscal year, was an officer, director, beneficial owner of more than ten (10%) percent of any class of equity securities of the Company or any other person subject to Section 16 of the Securities Exchange Act of 1934 (“reporting person”), failed to file on a timely basis one or more reports during such fiscal year except as follows: Paul Stephen Beeber, a Director, filed one late Form 4 reporting the award of options to purchase 2,000 shares of Common Stock of the Company; Jorge Hevia, Senior Vice President of Corporate Sales and Marketing, filed one late Form 4 reporting the award of options to purchase 5,000 shares of Common Stock of the Company; and Michael Carrieri, Senior Vice President of Engineering, filed one late Form 4 reporting the award of options to purchase 5,000 shares of Common Stock of the Company.

Information Concerning Executive Officers

Each executive officer of the Company holds office until the annual meeting of the Board of Directors and his successor is elected and qualified, or until his earlier death, resignation, or removal by the Board. The Company has adopted a Code of Ethics for directors and employees, including its executive officers. There are no family relationships between any director or officer of the Company, except Richard L. Soloway and Donna A. Soloway, his wife. The following table sets forth as of the date hereof the names and ages of all executive officers of the Company, all positions and offices with the Company held by them, and the period during which they have served in these positions.

Name and Age	Position and Office with the Company, Term of Office and Five-Year Employment History
Richard L. Soloway (69)	Chairman of the Board of Directors since October 1981; President since 1998; and Secretary since 1975.
Kevin S. Buchel (62)	Senior Vice President of Operations and Finance since April 1995; Treasurer since May 1998.
Jorge Hevia (57)	Senior Vice President of Corporate Sales and Marketing since May 1999; Vice President of Corporate Sales and Marketing from October 1998 to May 1999.
Michael Carrieri (57)	Senior Vice President of Engineering Development since May 2000; Vice President of Engineering Development from September 1999 to May 2000.

Code of Ethics

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

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934 as amended. The Audit Committee is responsible for retaining, evaluating and, if appropriate, recommending the termination of the Company’s independent auditors. The Audit Committee assists the Board in oversight of (1) the integrity of the Company’s financial statements, (2) the Company’s independent auditor’s qualifications and independence, and (3) the performance of the Company’s internal audit function and independent auditors. In addition, the Committee renders its report for inclusion in the Company’s annual proxy statement.

The Board has determined that Andrew Wilder is an audit committee financial expert. Mr. Wilder meets the NASDAQ Listing Standards for the independence of audit committee members.

The committee charter of the Audit Committee is set forth in the “Investors” section of the Company’s website, www.napcosecurity.com.

Item 11.	EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation information for our Chief Executive Officer, our Chief Financial Officer and an additional two of our most highly compensated executive officers during fiscal years 2015 and 2014 of the Company.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Richard L. Soloway, (2)	2015	$657,392	$175,000	$12,000	$89,416	$933,808
Chairman of the Board of Directors, President and Secretary	2014	619,936	80,500	6,440	88,216	795,092

Kevin S. Buchel, (3)	2015	281,027	70,000	6,160	12,263	369,450
Senior Vice President of Operations and Finance and Treasurer	2014	275,309	28,750	3,300	11,907	319,266

Jorge Hevia, (3)	2015	303,072	50,000	6,160	13,126	372,358
Senior Vice President of Corporate Sales and Marketing	2014	296,906	23,000	3,300	13,708	336,914

Michael Carrieri, (3)	2015	271,978	50,000	6,160	9,156	337,294
Senior Vice President of Engineering Development	2014	268,569	17,250	3,300	9,131	298,250

(1)	Amounts reflect the share-based compensation expense recognized by the Company in the fiscal years ended June 30, 2015 and June 30, 2014, in accordance with Statement of Financial Accounting Standards No. 123R. Assumptions used in the calculation of these amounts are included in footnote 7 to the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended June 30, 2015.
(2)	All other compensation for Mr. Soloway for fiscal 2015 includes payment of health and life insurance premiums of $27,462 and automobile expenses of $45,736. All other compensation for Mr. Soloway for fiscal 2014 included payment of health and life insurance premiums of $24,278 and automobile expenses of $58,575.
(3)	All other compensation for Messrs. Buchel and Hevia includes payment of life insurance premiums and automobile expenses and for Mr. Carrieri, includes payment of health insurance premiums.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Richard L. Soloway	37,500	-		11.160	03/24/16
	25,000	-		6.620	10/26/16
	25,000	-		5.890	10/09/17
	4,000	6,000	(1)	5.368	09/09/23
	2,000	8,000	(3)	4.807	10/19/24

Kevin S. Buchel	22,500	-		5.733	11/21/15
	5,000	-		6.020	10/26/16
	5,000	-		5.350	10/09/17
	2,000	3,000	(2)	4.880	09/09/23
	1,000	4,000	(4)	4.370	10/19/24

Michael Carrieri	22,500	-		5.733	11/21/15
	5,000	-		6.020	10/26/16
	5,000	-		5.350	10/09/17
	2,000	3,000	(2)	4.880	09/09/23
	1,000	4,000	(4)	4.370	10/19/24

Jorge Hevia	22,500	-		5.733	11/21/15
	5,000	-		6.020	10/26/16
	5,000	-		5.350	10/09/17
	2,000	3,000	(2)	4.880	09/09/23
	1,000	4,000	(4)	4.370	10/19/24

(1)	Options as to 2,000 shares vest on September 9 in each of 2015, 2016 and 2017.
(2)	Options as to 1,000 shares vest on September 9 in each of 2015, 2016 and 2017.
(3)	Options as to 2,000 shares vest on October 20 in each of 2015, 2016, 2017 and 2018.
(4)	Options as to 1,000 shares vest on October 20 in each of 2015, 2016, 2017 and 2018.

Employment Agreements and Potential Payments Upon Termination or Change in Control

The Company has an employment agreement with each of Richard L. Soloway and Jorge Hevia. The agreement with Mr. Soloway, entered into on June 26, 2003, is for a five year period, and then year to year unless notice of termination is given at least six months prior to the end of the then applicable term. The Agreement provides for a minimum annual salary to be adjusted for inflation and discretionary annual incentive compensation. Mr. Soloway’s agreement contains non-compete restrictions during his employment and for one year after termination for any reason. The agreement also provides for termination payments to Mr. Soloway upon death, disability, termination by the Company other than for Cause, as defined, termination by Mr. Soloway for Good Reason, as defined, and termination by Mr. Soloway in the event of a change in control. In the event of death, the termination payment equals one year’s salary payable over one year plus a bonus calculated on a pro rata basis through the end of the fiscal quarter immediately preceding death. In the event of disability, the Company must pay Mr. Soloway an amount equal to 60% of his annual salary through the term of the agreement plus his bonus on a pro rata basis through the end of the fiscal quarter preceding the sixth month of his disability. In the event the Company terminates Mr. Soloway other than for Cause or if Mr. Soloway terminates for Good Reason, the Company must pay Mr. Soloway, in a lump sum, an amount equal to three times his annual salary plus the bonus paid to him for the year prior to his termination. If during the term there should be a change in control, then Mr. Soloway is entitled to terminate his employment, and the Company is required to pay him, an amount equal to 299% of the average of the prior five calendar years’ total compensation, subject to certain limitations. The Company’s option plans provide for the accelerated vesting of unvested options upon a change in control.

Had Mr. Soloway’s employment terminated on June 30, 2015 after a change in control, the Company would have been required to pay him $2,286,438 pursuant to his employment agreement. In addition, assuming a change of control on June 30, 2015, vesting of options to purchase 14,000 shares of Common Stock of the Company would have been accelerated. The value of such accelerated options would have been $9,556 based upon the closing price per share of $5.73 of the Company’s Common Stock on the NASDAQ Global Market on June 30, 2015.

Under such agreement, had Mr. Soloway’s employment terminated on June 30, 2015 on account of (i) death, (ii) disability or (iii) by the Company other than for Cause, or by Mr. Soloway for Good Reason, the Company would have been required to pay him $669,877, $401,926 and $2,534,631, respectively.

Mr. Hevia’s agreement, as amended, terminates in October 2016 and provides for an annual salary of $305,813 and for a bonus arrangement for fiscal 2015 based upon increases in net sales. Mr. Hevia’s agreement, as amended, provides for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or upon a change in control of the Company. Had either of such events occurred on June 30, 2015, the Company would have been required to pay him $240,303.

In addition, the Company has a severance agreement with Kevin S. Buchel providing for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause. Had Mr. Buchel’s employment been terminated on June 30, 2015 non-voluntarily without cause, the Company would have been required to pay him $223,619, pursuant to such severance agreement. Mr. Buchel’s bonus arrangement for fiscal 2015 was based upon increases in each of net sales and net income.

Mr. Carrieri’s bonus arrangement for fiscal 2015 was based upon increases in net sales.

In the event of a change of control on June 30, 2015, vesting of options to purchase 7,000 shares of Common Stock of the Company would have been accelerated for each of Messrs. Hevia, Buchel and Carrieri. The value of such accelerated options would have been $7,990 for each of Messrs. Hevia, Buchel and Carrieri, based upon the closing price per share of $5.73 of the Company’s Common Stock on the NASDAQ Global Market on June 30, 2015.

Each of the severance agreements with Mr. Hevia and Mr. Buchel contains non-compete restrictions for three years after the employee’s termination of employment.

Certain Transactions

On September 17, 2013 the Company repurchased 50,000 shares of its Common Stock from its Chief Executive Officer, Richard L. Soloway. The purchase price was $5.70 per share, the previous business day’s closing price on NASDAQ, for an aggregate purchase price of $285,000. The repurchase was to provide Mr. Solway with the funds for the tax liability associated with the exercise of 135,000 options granted to him under the Company’s 2002 Employee Stock Option Plan. The repurchase by the Company was approved by the Board of Directors of the Company, including all of the independent directors.

Compensation Of Directors

The total fiscal year 2015 compensation of non-employee Directors is shown in the following table.

Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Paul Stephen Beeber	30,000	4,444	-	34,444

Randy B. Blaustein (3)	30,000	4,444	6,000	40,444

Arnold Blumenthal	30,000	4,444	-	34,444

Donna A. Soloway	26,000	4,444	-	30,444

Andrew J. Wilder	34,000	4,444	-	38,444

(1)	Each director who is not an employee, other than Mr. Blaustein, receives $5,000 for each Board of Directors meeting attended. Mr. Blaustein receives $6,000 for each Board of Directors meeting which compensates him for his services as a director as well as for his service as Chair of the Compensation Committee. Mr. Wilder, as Chairman of the Audit Committee, receives $2,000 for each Audit Committee meeting attended and each of Messrs. Beeber and Blumenthal receives $1,000 for each Audit Committee meeting attended.

(2)	Amounts reflect the share-based compensation expense recognized by the Company in the year ended June 30, 2015, in accordance with Statement of Financial Accounting Standards No. 123R. Assumptions used in the calculation of these amounts are included in footnote 7 to the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended June 30, 2015.

(3)	During the fiscal year ended June 30, 2015, the Company retained Mr. Blaustein as special counsel for certain general business and tax related matters. Fees for such services were $6,000.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table, together with the accompanying footnotes, sets forth information as of October 22, 2015, regarding the beneficial ownership (as defined by the Securities and Exchange Commission) of Common Stock of the Company of (a) each person known by the Company to own more than five percent of the Company’s outstanding Common Stock, (b) each director of the Company (c) each executive officer named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock (2)
Richard L. Soloway	6,305,158	33.1%
c/o the Company
333 Bayview Avenue
Amityville, NY 11701

Alexander Capital Advisors LLC 111 Elm Street New Canaan, CT 06840(3)	2,020,361	10.7%

Kevin S. Buchel	309,420	1.6%

Jorge Hevia	209,736	1.1%

Michael Carrieri	133,044	*

Randy B. Blaustein	109,550	*

Andrew J. Wilder	99,920	*

Donna A. Soloway	32,960	*

Paul Stephen Beeber	4,600	*

Arnold Blumenthal	8,375	*

All executive officers and directors as a group (9 in number)(4)	7,212,763	37.7%

*	Less than 1%

(1)	This number includes the number of shares that a person has a right to acquire within sixty (60) days (Soloway – 97,500, Buchel – 15,000, Hevia – 15,000, Carrieri – 15,000, Wilder – 3,800, Blaustein – 3,800, D. Soloway – 3,800, Beeber – 3,800, and Blumenthal – 3,800).

(2)	Percentages for each person or the group are computed on the basis of 18,951,852 shares of Common Stock outstanding on October 22, 2015, plus the number of shares that such person or group has the right to acquire within sixty (60) days. Except as otherwise noted, persons named in the table and footnotes have sole voting and investment power with respect to all shares of Common Stock reported as beneficially owned by them.

(3)	Based on information set forth in Form 13G/A filed with the Securities and Exchange Commission reporting beneficial ownership as of December 31, 2014. According to the filing, Alexander Capital Advisors LLC has sole power to vote or direct the vote of 791,500 shares and the sole power to dispose or direct the disposition of 2,020,361 shares.

(4)	This number of shares includes (i) 7,051,263 shares as to which officers and directors have sole voting and investment power, and (ii) 161,500 shares that officers and directors have the right to acquire within sixty (60) days.

Information regarding Equity Compensation Plan Information as of June 30, 2015 and Unregistered Sales of Equity Securities and Use of Proceeds is included in Item 5.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Policy With Respect to Related Person Transactions

It is the Company’s policy, set forth in writing, not to permit any transaction in which the Company is a party and in which executive officers or directors, their immediate family members, or 5% shareholders have or will have a direct or indirect interest unless approved by the Audit Committee of the Board of Directors, other than

1.	transactions available to all employees;

2.	transactions involving compensation or business expense reimbursement approved by the Compensation Committee or by disinterested members of the Board of Directors; or

3.	transactions involving less than $120,000 when aggregated with all similar transactions.

Any issues as to the application of this policy shall be resolved by the Audit Committee of the Board of Directors. A copy of our Statement of Policy with Respect to Related Person Transactions is available at the Company’s website, www.napcosecurity.com, under the “Investors” caption.

Board Structure and Committee Composition

The Board maintains three standing committees: Audit, Compensation, and Nominating. Each Committee is composed entirely of independent directors as defined in the applicable NASDAQ Listing Standards.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees

The fees billed for professional services for fiscal year 2015 and 2014 by Baker Tilly for professional services were as follows:

	Fiscal Year 2015	Fiscal Year 2014
Audit Fees (1)	$197,500	$187,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	15,500	15,000

(1)	Includes audit of financial statements, SAS 100 reviews and consultations for 2015 and 2014, respectively.

(2)	Includes services related to the audit of the Company’s employee benefit plan for the plan years ended December 31, 2015 and 2014, respectively.

The Audit Committee has considered whether the provision of the services described above under the headings “All Other Fees” is compatible with maintaining the auditor’s independence and determined that it is. In fiscal years 2015 and 2014, 100% of “All Other Fees” were approved by the Audit Committee.

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

PART IV

Item 15.	EXHIBITS

(b) Exhibits

Exhibit 31.1	Section 302. Certification of Chief Executive Officer

Exhibit 31.2	Section 302. Certication of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 27, 2015

NAPCO SECURITY TECHNOLOGIES, INC. (Registrant )

By:	/s/ Kevin S. Buchel
Kevin S. Buchel
Senior Vice President of Operations and
Finance and Treasurer