Form 10-Q
period 2015-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2015-11-09
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

          NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

                                           (631) 842-9400

(Registrant’s telephone number including area code)

_____________________________________________________

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐                                  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of: November 4, 2015

COMMON STOCK, $.01 PAR VALUE PER SHARE    18,950,893

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.    Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	June 30, 2015
	(unaudited)	(audited)
	(in thousands, except for share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,806	$2,346
Accounts receivable, net of reserves and allowances	15,269	17,994
Inventories	23,168	22,757
Prepaid expenses and other current assets	957	1,046
Income tax receivable	24	—
Deferred income taxes	900	880
Total Current Assets	43,124	45,023

Inventories - non-current	4,612	4,113
Deferred income taxes	625	634
Property, plant and equipment, net	6,162	6,234
Intangible assets, net	8,749	8,886
Other assets	144	147

TOTAL ASSETS	$63,416	$65,037

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long term debt	$1,600	$1,600
Accounts payable	3,468	3,954
Accrued expenses	1,528	1,624
Accrued salaries and wages	2,363	2,250
Accrued income taxes	—	5

Total Current Liabilities	8,959	9,433
Long-term debt, net of current maturities	7,700	9,100

Total Liabilities	16,659	18,533

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,049,243 and 21,049,243 shares issued; and 18,949,936 and 18,966,028 shares outstanding, respectively	210	210
Additional paid-in capital	16,165	16,133
Retained earnings	40,714	40,399
	57,089	56,742
Less: Treasury Stock, at cost (2,099,307 and 2,083,215 shares, respectively)	(10,332)	(10,238)

TOTAL STOCKHOLDERS' EQUITY	46,757	46,504

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,416	$65,037

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,
	2015	2014
	(In thousands, except share and per share data)
Net sales	$18,149	$17,336
Cost of sales	12,512	12,081

Gross Profit	5,637	5,255
Selling, general, and administrative expenses	5,313	5,009

Operating Income	324	246
Other expense:
Interest expense, net	49	55
Other, net	4	(5)

Income before Income Taxes	271	196
Income tax (benefit) expense	(44)	37

Net Income	$315	$159

Net Income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average number of shares outstanding:
Basic	18,965,000	19,412,000
Diluted	18,986,000	19,412,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended September 30,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$315	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344	372
Provision for doubtful accounts	(75)	(15)
Deferred income taxes	(11)	55
Stock based compensation expense	32	33
Changes in operating assets and liabilities:
Accounts receivable	2,800	2,989
Inventories	(910)	(1,410)
Prepaid expenses and other current assets	89	140
Income tax receivable	(23)	(48)
Other assets	—	5
Accounts payable, accrued expenses and accrued income taxes	(474)	(10)

Net Cash Provided by Operating Activities	2,087	2,270

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(133)	(103)

Net Cash Used in Investing Activities	(133)	(103)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,400)	(400)
Cash paid for purchase of treasury stock	(94)	(509)

Net Cash Used in Financing Activities	(1,494)	(909)

Net Increase in Cash and Cash Equivalents	460	1,258
CASH AND CASH EQUIVALENTS - Beginning	2,346	2,483

CASH AND CASH EQUIVALENTS - Ending	$2,806	$3,741

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$52	$56
Income taxes paid	$—	$30

NON-CASH FINANCING ACTIVITIES:
Shares surrendered and held in treasury for common stock options exercised	$—	$—
Shares surrendered and cancelled for shares for common stock options exercised	$—	$—

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2015

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

Significant Accounting Policies:

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company, including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2015 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 10, 2015. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2015 due to their short-term maturities; Long-Term Debt - The carrying amount of the Company’s long-term debt, including the current portion, at September 30, 2015 in the amount of $9,300,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at September 30, 2015 and June 30, 2015. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2015 and June 30, 2015. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts receivable is stated net of the reserves for doubtful accounts of $100,000 and $175,000 and for returns and other allowances of $930,000 and $1,260,000 as of September 30, 2015 and June 30, 2014, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	September 30, 2015			June 30, 2015
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(6,951)	$2,849	$9,800	$(6,820)	$2,980
Non-compete agreement	340	(340)	—	340	(334)	6
Trade name	5,900	—	5,900	5,900	—	5,900
	$16,040	$(7,291)	$8,749	$16,040	$(7,154)	$8,886

Amortization expense for intangible assets subject to amortization was approximately $137,000 and $166,000 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2016 - $529,000; 2017 - $441,000; 2018 - $371,000; 2019 - $313,000 and 2020 - $264,000. The weighted average amortization period for intangible assets was 12.9 years and 13.7 years at September 30, 2015 and 2014, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 8% for the each of the three months ended September 30, 2015 and 2014, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the three months ended September 30, 2015 and 2014 was $558,000 and $544,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. Company-sponsored research and development expense for the three months ended September 30, 2015 and 2014 was $1,489,000 and $1,311,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2015	2014	2015	2014	2015	2014

Basic EPS	$315	$159	18,965	19,412	$0.02	$0.01
Effect of Dilutive Securities:
Stock Options	—	—	21	—	—	—

Diluted EPS	$315	$159	18,986	19,412	$0.02	$0.01

Options to purchase 170,000 and 145,500 shares of common stock for the three months ended September 30, 2015 and 2014, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $32,000 and $33,000 were recognized for three months ended September 30, 2015 and 2014, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for the three months ended September 30, 2015 and 2014.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three months ended September 30, 2015 and 2014.

Comprehensive Income

For the three months ended September 30, 2015 and 2014, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($131,000 and $127,000 in the three months ended September 30, 2015 and 2014, respectively) and classifies the costs associated with these revenues in cost of sales ($216,000 and $241,000 in the three months ended September 30, 2015 and 2014, respectively).

Recently Issued Accounting Standards

In July 2015, the FASB issued ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (ASU 2015-11). The amendments in ASU 2015-11 simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective for the Company’s quarter ended September 30, 2017. Early application is permitted. We have not early adopted ASU 2015-11. The new guidance must be applied prospectively after the date of adoption. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

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

NOTE 2 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 18% of the Company’s accounts receivable at September 30, 2015 and 22% of the Company’s accounts receivable at June 30, 2015. Sales to any one customer did not exceed 10% of net sales in the three months ended September 30, 2015 or 2014.

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

Inventories, net of reserves consist of the following (in thousands):

	September 30, 2015	June 30, 2015
Component parts	$15,546	$15,037
Work-in-process	4,276	4,136
Finished product	7,958	7,697
	$27,780	$26,870
Classification of inventories, net of reserves:
Current	$23,168	$22,757
Non-current	4,612	4,113
	$27,780	$26,870

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2015	June 30, 2015	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,023	7,002	3 to 5
Furniture and fixtures	2,484	2,478	5 to 10
Machinery and equipment	20,535	20,429	7 to 10
Leasehold improvements	294	294	Shorter of the lease term or life of asset
	40,151	40,018
Less: accumulated depreciation and amortization	33,989	33,784
	$6,162	$6,234

Depreciation and amortization expense on property, plant, and equipment was $205,000 and $202,000 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 5 - Income Taxes

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax benefit of R&D credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition de-recognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2015 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2012 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 6 - Long-Term Debt

As of September 30, 2015, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Term Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of September 30, 2015 and June 30, 2015 are as follows:

	September 30, 2015		June 30, 2015
	Outstanding	Interest Rate	Outstanding	Interest Rate

Revolving line of credit	$2,000	1.7%	$3,000	1.7%
Term loans	7,300	1.7%	7,700	1.7%

Total debt	$9,300	1.7%	$10,700	1.7%

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

NOTE 7 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three months ended September 30, 2015 and 2014, the Company recorded non-cash compensation expense of $32,000 ($.00 per basic and diluted share) and $33,000 ($.00 per basic and diluted share), respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2015, 112,500 stock options were granted, 29,500 stock options were exercisable and 837,500 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rates	2.3%
Expected lives	10 years
Expected volatility	54%
Expected dividend yields	0%

The following table reflects activity under the 2012 Plan for the three months ended September 30,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	112,500	$5.30	78,500	$5.73
Granted	—	—	—	—
Terminated/Lapsed	(15,000)	—	(10,000)	4.88
Exercised	—	—	—	—

Outstanding, end of period	97,500	$5.46	68,500	$5.86

Exercisable, end of period	29,500	$5.33	18,700	$5.65

Weighted average fair value at grant date of options granted	n/a		n/a

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$69,000		$—
Total intrinsic value of options exercisable	$24,000		$—

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$4.29-$6.31	97,500	8.4	$5.46	29,500	$5.33
	97,500	8.4	$5.46	29,500	$5.33

As of September 30, 2015, there was $210,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. No options were granted during the three months ended September 30, 2015. The total fair value of the options vesting during each of the three months ended September 30, 2015 and 2014 under this plan was $16,000.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2015, 35,000 stock options were granted, 17,000 stock options were exercisable and 15,000 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rates	2.3%
Expected lives	10 years
Expected volatility	54%
Expected dividend yields	0%

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	35,000	$4.73	25,000	$4.88
Granted	—	—	—	—
Terminated/Lapsed	—	—	—	—
Exercised	—	—	—	—

Outstanding, end of period	35,000	$4.73	25,000	$4.88

Exercisable, end of period	17,000	$4.82	10,000	$4.88

Weighted average fair value at grant date of options granted	n/a		n/a

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$46,000		$—
Total intrinsic value of options exercisable	$21,000		$—

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$4.37 - $4.88	35,000	8.3	$4.73	17,000	$4.82

	35,000	8.3	$4.73	17,000	$4.82

As of September 30, 2015, there was $56,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three months ended September 30, 2015. The total fair value of the options vesting during the three months ended September 30, 2015 and 2014 under this plan was $16,500 and $17,000, respectively.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At September 30, 2015, 1,471,480 stock options had been granted and 264,750 stock options were exercisable. No further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the three months ended September 30,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	208,500	$6.86	265,750	$6.51
Granted	—	—	—	—
Terminated/Lapsed	—	—	(1,000)	6.02
Exercised	—	—	—	—

Outstanding, end of period	208,500	$6.86	264,750	$6.51

Exercisable, end of period	208,500	$6.86	264,750	$6.51

Weighted average fair value at grant date of options granted	n/a		n/a

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$37,000		$—
Total intrinsic value of options exercisable	$37,000		$—

No stock options were exercised during the three months ended September 30, 2015 and 2014. No cash was received from option exercises during the three months ended September 30, 2015 and 2014 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at September 30, 2015:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price

$5.22-$6.62	171,000	0.9	$5.92
$11.16	37,500	0.5	11.16

	208,500	0.8	$6.86

NOTE 8 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the Loan Agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the three months ended September 30, 2015 the Company repurchased 16,092 shares of its outstanding common stock for a weighted average price of $5.87 per share. These repurchased shares are included in the Company’s Treasury Stock as of September 30, 2015.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $28,000 and $26,000 for the three months ended September 30, 2015 and 2014.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2016.

Rent expense, with the exception of the land lease referred to below, totaled approximately $7,000 and $7,000 for the three months ended September 30, 2015 and 2014, respectively.

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

Employment Agreements

As of September 30, 2015, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and Senior Vice President of Sales and Marketing (“the SVP”). The employment agreement with the CEO provides for an annual salary of $670,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP expires in October 2016 and provides for an annual salary of $306,000, a bonus arrangement for fiscal 2015 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for nine months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause.

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

Financial Information Relating to Domestic and Foreign Operations

	Three months ended September 30,
	2015	2014
	(in thousands)
Sales to external customers(1):

Domestic	$17,557	$16,572
Foreign	592	764

Total Net Sales	$18,149	$17,336

Identifiable assets:	September 30, 2015	June 30, 2015

United States	$49,217	$50,998
Dominican Republic (2)	14,199	14,039
Total Identifiable Assets	$63,416	$65,037

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (September 30, 2015 = $10,735, June 30, 2015 = $10,546) and fixed assets (September 30, 2015 = $3,301, June 30, 2015 = $3,347) located at the Company's principal manufacturing facility in the Dominican Republic.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, uncertain economic, military and political conditions in the world, our ability to maintain and develop competitive products, adverse tax consequences of offshore operations, the ability to maintain adequate financing and significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar. The Company’s Risk Factors are discussed in more detail in Item 1A in the Company’s 2015 Annual Report on Form 10-K.

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 3% and 4% of our revenues for the three months ended September 30, 2015 and 2014, respectively.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 18% of the Company’s accounts receivable at September 30, 2015 and 22% of the Company’s accounts receivable at June 30, 2015. Sales to any one customer did not exceed 10% of net sales in the three months ended September 30, 2015 or 2014.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $100,000 and $175,000 as of September 30, 2015 and June 30, 2015, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

For the three months ended September 30, 2015, the Company recognized a net income tax expense of $46,000. During the three months ending September 30, 2015 there was no change in the Company’s reserve for uncertain income tax positions. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of September 30, 2015, the Company had accrued interest totaling $0 and $102,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

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

Results of Operations

	Three months ended September 30, (dollars in thousands)
	2015	2014	% Increase/ (decrease)
Net sales	$18,149	$17,336	4.7%
Gross profit	5,637	5,255	7.3%
Gross profit as a % of net sales	31.1%	30.3%	2.6%
Selling, general and administrative	5,313	5,009	6.1%
Selling, general and administrative as a percentage of net sales	29.3%	28.9%	1.4%
Operating income	324	246	31.7%
Interest expense, net	49	55	(10.9)%
Other (income) expense	4	(5)	180.0%
(Benefit) provision for income taxes	(44)	37	(118.9)%
Net income	315	159	98.1%

Sales for the three months ended September 30, 2015 increased by $813,000 to $18,149,000 as compared to $17,336,000 for the same period a year ago. The increase in sales for the three months ended September 30, 2015 was due primarily to increased sales of the Company’s door-locking products ($955,000) and intrusion products ($14,000) as partially offset by decreased sales of access control products ($156,000). Sales of the Company’s door-locking products increased primarily from an increase in domestic installations of the Company’s digital lock products.

Gross profit for the three months ended September 30, 2015 increased to $5,637,000 or 31.1% of sales as compared to $5,255,000 or 30.3% of sales for the same period a year ago. The increase in gross profit for the three months was primarily due to increased sales as well as a continued positive shift in product mix to the Company’s door-locking products.

Selling, general and administrative expenses for the three months ended September 30, 2015 increased by $304,000 to $5,313,000 from $5,009,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 29.3% for the three months ended September 30, 2015 from 28.9% for the same period a year ago. The increase in dollars and as a percentage of sales for the three months was due primarily from the addition of selling personnel and increased advertising.

Interest expense, net for the three months ended September 30, 2015 decreased by $6,000 to $49,000 as compared to $55,000 for the same period a year ago. The decrease in interest expense for the three months ended September 30, 2015 resulted from lower average outstanding debt during the current periods as compared to the same periods a year ago.

The Company’s provision for income taxes for the three months ended September 30, 2015 decreased by $81,000 to a benefit of $46,000 as compared to a provision of $37,000 for the same period a year ago. The change in the provision for income taxes for the three months was caused primarily by the reversal of a liability that is no longer required relating to foreign source income as partially offset by the increase in income before income taxes as compared to the same period a year ago. As a result, the Company’s effective rate for income tax was (16)% and 19% for the three months ended September 30, 2015 and 2014, respectively.

Net income increased by $156,000 to $315,000 or $0.02 per diluted share for the three months ended September 30, 2015 as compared to $159,000 or $0.01 per diluted share for the same period a year ago. The change in net income for the three months ended September 30, 2015 was primarily due to the items as described above.

Liquidity and Capital Resources

During the three months ended September 30, 2015 the Company utilized a portion of its cash from operations ($1,627,000 of $2,087,000) to repay outstanding debt ($1,400,000), purchase treasury stock ($94,000) and purchase property, plant and equipment ($133,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at September 30, 2015 decreased $2,725,000 to $15,269,000 as compared to $17,994,000 at June 30, 2015. This decrease is primarily the result of the lower sales volume during the quarter ended September 30, 2015 as compared to the quarter ended June 30, 2015, which is typically the Company’s highest.

Inventories at September 30, 2015 increased $910,000 to $27,780,000 as compared to $26,870,000 at June 30, 2015. This increase is primarily the result of the Company level-loading its production facility in the Dominican Republic, whereas the Company’s sales are typically highest in the fourth quarter.

Accounts payable and accrued expenses decreased $476,000 to $7,359,000 as of September 30, 2015 as compared to $7,833,000 at June 30, 2015.

As of September 30, 2015, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. As of September 30, 2015, the Company had $2,000,000 in outstanding borrowings and $9,000,000 in availability under the Revolving Credit Facility. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of September 30, 2015 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At September 30, 2015, an aggregate principal amount of approximately $9,300,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 1.7%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $107,000 in interest that year.

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

At the conclusion of the period ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2015.

During the three months ended September 30, 2015, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.       Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2015 during the three months ended September 30, 2015.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

July 1, 2015 - July 31, 2015	—	$—	—	543,663

August 1, 2015 – August 31, 2015	—	$—	—	543,663

September 1, 2015 – September 30, 2015	16,092	$5.87	16,092	527,571

Total for the Quarter ended September 30, 2015	16,092	$5.87	16,092	527,571

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

November 9, 2015

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

