Form 10-Q
period 2015-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2016-02-01
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:                                            0-10004

            NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐                No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of: January 29, 2016

COMMON STOCK, $.01 PAR VALUE PER SHARE          18,823,548

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:              FINANCIAL INFORMATION

Item 1.     Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	June 30, 2015
	(unaudited)	(audited)
	(in thousands, except for share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,881	$2,346
Accounts receivable, net of reserves and allowances	15,639	17,994
Inventories	21,723	22,757
Prepaid expenses and other current assets	976	1,046
Deferred income taxes	890	880
Total Current Assets	41,109	45,023
Inventories - non-current	4,734	4,113
Deferred income taxes	745	634
Property, plant and equipment, net	6,091	6,234
Intangible assets, net	8,618	8,886
Other assets	163	147
TOTAL ASSETS	$61,460	$65,037
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long term debt	$1,250	$1,600
Accounts payable	2,891	3,954
Accrued expenses	1,574	1,624
Accrued salaries and wages	1,807	2,250
Accrued income taxes	89	5
Total Current Liabilities	7,611	9,433
Long-term debt, net of current maturities	6,650	9,100
Total Liabilities	14,261	18,533
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,116,743 and 21,049,243 shares issued; and 18,863,436 and 18,966,028 shares outstanding, respectively	211	210
Additional paid-in capital	16,611	16,133
Retained earnings	41,690	40,399
	58,512	56,742
Less: Treasury Stock, at cost (2,253,307 and 2,083,215 shares, respectively)	(11,313)	(10,238)
TOTAL STOCKHOLDERS' EQUITY	47,199	46,504
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,460	$65,037

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended December 31,
	2015	2014
	(In thousands, except share and per share data)

Net sales	$20,497	$19,571
Cost of sales	14,296	13,468
Gross Profit	6,201	6,103
Selling, general, and administrative expenses	5,175	5,007
Operating Income	1,026	1,096
Other expense:
Interest expense, net	45	54
Other, net	3	3
Income before Income Taxes	978	1,039
Income tax expense	2	88
Net Income	$976	$951

Net Income per share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

Weighted average number of shares outstanding:
Basic	18,931,000	19,188,000
Diluted	18,957,000	19,189,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six months ended December 31,
	2015	2014
	(In thousands, except share and per share data)

Net sales	$38,646	$36,907
Cost of sales	26,808	25,549
Gross Profit	11,838	11,358
Selling, general, and administrative expenses	10,488	10,016
Operating Income	1,350	1,342
Other expense:
Interest expense, net	94	109
Other, net	7	(2)
Income before Income Taxes	1,249	1,235
Income tax (benefit) expense	(42)	125
Net Income	$1,291	$1,110

Net Income per share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Weighted average number of shares outstanding:
Basic	18,948,000	19,304,000
Diluted	18,971,000	19,304,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended December 31,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,291	$1,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	688	750
Provision for doubtful accounts	(85)	(20)
Deferred income taxes	(121)	(2)
Stock based compensation expense	92	101
Changes in operating assets and liabilities:
Accounts receivable	2,440	1,572
Inventories	413	(1,083)
Prepaid expenses and other current assets	70	(64)
Income tax receivable	—	76
Other assets	(22)	5
Accounts payable, accrued expenses and accrued income taxes	(1,472)	(705)

Net Cash Provided by Operating Activities	3,294	1,740
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(271)	(323)

Net Cash Used in Investing Activities	(271)	(323)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(2,800)	(800)
Cash paid for purchase of treasury stock	(688)	(1,390)

Net Cash Used in Financing Activities	(3,488)	(2,190)
Net (Decrease) in Cash and Cash Equivalents	(465)	(773)
CASH AND CASH EQUIVALENTS - Beginning	2,346	2,483

CASH AND CASH EQUIVALENTS - Ending	$1,881	$1,710

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$98	$110
Income taxes paid	$—	$30
NON-CASH FINANCING ACTIVITIES:
Shares surrendered and held in treasury for common stock options exercised	$54	$—
Shares surrendered and cancelled for shares for common stock options exercised	$—	$—

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2015

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2015 due to their short-term maturities; Long-Term Debt - The carrying amount of the Company’s long-term debt, including the current portion, at December 31, 2015 in the amount of $7,900,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at December 31, 2015 and June 30, 2015. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2015 and June 30, 2015. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $90,000 and $175,000 and for returns and other allowances of $995,000 and $1,260,000 as of December 31, 2015 and June 30, 2015, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	December 31, 2015			June 30, 2015
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(7,082)	$2,718	$9,800	$(6,820)	$2,980
Non-compete agreement	340	(340)	—	340	(334)	6
Trade name	5,900	—	5,900	5,900	—	5,900
	$16,040	$(7,422)	$8,618	$16,040	$(7,154)	$8,886

Amortization expense for intangible assets subject to amortization was approximately $131,000 and $167,000 for the three months ended December 31, 2015 and 2014, respectively. Amortization expense for intangible assets subject to amortization was approximately $268,000 and $333,000 for the six months ended December 31, 2015 and 2014, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2016 - $529,000; 2017 - $441,000; 2018 - $371,000; 2019 - $313,000 and 2020 - $264,000. The weighted average amortization period for intangible assets was 12.6 years and 13.5 years at December 31, 2015 and 2014, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. Impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) there is a fixed and determinable price for the Company's product or service, (iii) shipment and passage of title occurs or service has been provided, and (iv) collectability is reasonably assured. Revenues from product sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of the sale. Revenues for services are recorded at the time the service is provided to the customer pursuant to the terms of sale. The Company reports its sales on a net sales basis, with net sales being computed by deducting from gross sales the amount of reserves established for sales returns and other allowances.

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 8% for the six months ended December 31, 2015 and 2014, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the three months ended December 31, 2015 and 2014 was $510,000 and $312,000, respectively. Advertising expense for the six months ended December 31, 2015 and 2014 was $1,068,000 and $856,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. Company-sponsored research and development expense for the three months ended December 31, 2015 and 2014 was $1,519,000 and $1,335,000, respectively. Company-sponsored research and development expense for the six months ended December 31, 2015 and 2014 was $3,008,000 and $2,653,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2015	2014	2015	2014	2015	2014
Basic EPS	$976	$951	18,931	19,188	$0.05	$0.05
Effect of Dilutive Securities:
Stock Options	—	—	26	1	—	—
Diluted EPS	$976	$951	18,957	19,189	$0.05	$0.05

Options to purchase 106,000 and 368,250 shares of common stock for the three months ended December 31, 2015 and 2014, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2015	2014	2015	2014	2015	2014
Basic EPS	$1,291	$1,110	18,948	19,304	$0.07	$0.06
Effect of Dilutive Securities:
Stock Options	—	—	23	—	—	—
Diluted EPS	$1,291	$1,110	18,971	19,304	$0.07	$0.06

Options to purchase 137,750 and 256,875 shares of common stock for the six months ended December 31, 2015 and 2014, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $60,000 and $68,000 were recognized for three months ended December 31, 2015 and 2014, respectively. Stock-based compensation costs of $92,000 and $101,000 were recognized for six months ended December 31, 2015 and 2014, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for the three and six months ended December 31, 2015 and 2014.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three and six months ended December 31, 2015 and 2014.

Comprehensive Income

For the three and six months ended December 31, 2015 and 2014, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($125,000 and $130,000 in the three months ended December 31, 2015 and 2014, respectively and $256,000 and $257,000 in the six months ended December 31, 2015 and 2014, respectively) and classifies the costs associated with these revenues in cost of sales ($225,000 and $240,000 in the three months ended December 31, 2015 and 2014, respectively and $441,000 and $481,000 in the six months ended December 31, 2015 and 2014, respectively).

Recently Issued Accounting Standards

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes”. The amendments require deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for the Company’s quarter ended September 30, 2016. Early application is permitted. We have not early adopted ASU 2015-17. The new guidance must be applied prospectively after the date of adoption. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

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

NOTE 2 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 22% of the Company’s accounts receivable at December 31, 2015 and 22% of the Company’s accounts receivable at June 30, 2015. Sales to this customer were 13% of net sales in the three months ended December 31, 2015 and 11% of net sales in the six months ended December 31, 2015. Sales to any one customer did not exceed 10% of net sales in the three or six months ended December 31, 2014.

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

Inventories, net of reserves consist of the following (in thousands):

	December 31, 2015	June 30, 2015
Component parts	$14,806	$15,037
Work-in-process	4,072	4,136
Finished product	7,579	7,697
	$26,457	$26,870

Classification of inventories, net of reserves:
Current	$21,723	$22,757
Non-current	4,734	4,113
	$26,457	$26,870

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2015	June 30, 2015	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,032	7,002	3 to 5
Furniture and fixtures	2,504	2,478	5 to 10
Machinery and equipment	20,644	20,429	7 to 10
Leasehold improvements	294	294	Shorter of the lease term or life of asset
	40,289	40,018
Less: accumulated depreciation and amortization	34,198	33,784
	$6,091	$6,234

Depreciation and amortization expense on property, plant, and equipment was $209,000 and $210,000 for the three months ended December 31, 2015 and 2014, respectively and $414,000 and $412,000 for the six months ended December 31, 2015 and 2014, respectively.

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2015 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2012 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 6 - Long-Term Debt

As of December 31, 2015, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Term Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of December 31, 2015 and June 30, 2015 are as follows:

	December 31, 2015		June 30, 2015
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$2,000	1.9%	$3,000	1.7%
Term loans	5,900	1.8%	7,700	1.7%
Total debt	$7,900	1.8%	$10,700	1.7%

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

NOTE 7 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three months ended December 31, 2015 and 2014, the Company recorded non-cash compensation expense of $60,000 ($.00 per basic and diluted share) and $67,000 ($.00 per basic and diluted share), respectively, relating to stock-based compensation. For the six months ended December 31, 2015 and 2014, the Company recorded non-cash compensation expense of $92,000 ($.00 per basic and diluted share) and $101,000 ($.00 per basic and diluted share), respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2015, 112,500 stock options were granted, 53,500 stock options were exercisable and 837,500 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Plan for the six months ended December 31,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	112,500	$5.30	78,500	$5.73
Granted	—	—	44,000	4.43
Terminated/Lapsed	(15,000)	4.29	(10,000)	4.88
Exercised	—	—	—	—
Outstanding, end of period	97,500	$5.46	112,500	$5.30
Exercisable, end of period	53,500	$5.54	27,500	$5.26
Weighted average fair value at grant date of options granted	n/a		$2.82
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$61,000		$13,000
Total intrinsic value of options exercisable	$30,000		$3,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at December 31, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$4.29-$6.31	97,500	8.1	$5.46	53,500	$5.54
	97,500	8.1	$5.46	53,500	$5.54

As of December 31, 2015, there was $157,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. No options were granted during the three or six months ended December 31, 2015. The total fair value of the options vesting during the three months ended December 31, 2015 and 2014 under this plan was $93,600 and $25,000, respectively. The total fair value of the options vesting during the six months ended December 31, 2015 and 2014 under this plan was $109,600 and $41,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2015, 35,000 stock options were granted, 19,000 stock options were exercisable and 15,000 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the six months ended December 31,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	35,000	$4.73	25,000	$4.88
Granted	—	—	10,000	4.37
Terminated/Lapsed	—	—	—	—
Exercised	—	—	—	—

Outstanding, end of period	35,000	$4.73	35,000	$4.73

Exercisable, end of period	19,000	$4.77	12,000	$4.80

Weighted average fair value at grant date of options granted	n/a		$2.86

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$41,000		$3,000
Total intrinsic value of options exercisable	$21,000		$1,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at December 31, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$4.37 - $4.88	35,000	8.0	$4.73	19,000	$4.77
	35,000	8.0	$4.73	19,000	$4.77

As of December 31, 2015, there was $50,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three or six months ended December 31, 2015. The total fair value of the options vesting during the each of the three months ended December 31, 2015 and 2014 under this plan was $6,000. The total fair value of the options vesting during each of the six months ended December 31, 2015 and 2014 under this plan was $22,000.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At December 31, 2015, 1,471,480 stock options had been granted and 264,750 stock options were exercisable. No further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the six months ended December 31,:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding, beginning of year	208,500	$6.86	265,750	$6.51
Granted	—	—	—	—
Terminated/Lapsed	(1,000)	6.02	(1,000)	6.02
Exercised	(67,500)	5.73	—	—

Outstanding, end of period	140,000	$7.41	264,750	$6.51

Exercisable, end of period	140,000	$7.41	264,750	$6.51

Weighted average fair value at grant date of options granted	n/a		n/a

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$9,000		$—
Total intrinsic value of options exercisable	$9,000		$—

67,500 and 0 stock options were exercised during the three and six months ended December 31, 2015 and 2014, respectively. All of the 67,500 exercises were settled by exchanging 53,868 shares of the Company’s common stock which were placed into Treasury Stock. No cash was received from option exercises during the three or six months ended December 31, 2015 and 2014 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at December 31, 2015:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price

$5.22-$6.62	102,500	1.2	$6.04
$11.16	37,500	0.2	11.16

	140,000	0.9	$7.41

NOTE 8 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the Loan Agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the six months ended December 31, 2015 the Company repurchased 116,224 shares of its outstanding common stock for a weighted average price of $5.90 per share. These repurchased shares are included in the Company’s Treasury Stock as of December 31, 2015.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $27,000 and $41,000 for the three months ended December 31, 2015 and 2014, respectively, and $55,000 and $67,000 for the six months ended December 31, 2015 and 2014, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2020.

Rent expense, with the exception of the land lease referred to below, totaled approximately $8,000 and $9,000 for the three months ended December 31, 2015 and 2014, respectively and $15,000 and $16,000 for the six months ended December 31, 2015 and 2014, respectively.

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

Employment Agreements

As of December 31, 2015, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $670,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2018 and provides for an annual salary of $315,000, a bonus arrangement for fiscal 2016 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The employment agreement with the SVP of Engineering expires in August 2018 and provides for an annual salary of $285,000, a bonus arrangement and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Sales to external customers(1):

Domestic	$19,729	$18,876	$37,286	$35,448
Foreign	768	695	1,360	1,459

Total Net Sales	$20,497	$19,571	$38,646	$36,907

	December 31, 2015	June 30, 2015
Identifiable assets:
United States	$47,929	$50,998
Dominican Republic (2)	13,531	14,039
Total Identifiable Assets	$61,460	$65,037

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (December 31, 2015 = $10,070, June 30, 2015 = $10,546) and fixed assets (December 31, 2015 = $3,279, June 30, 2015 = $3,347) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 4% of our revenues for each of the six month periods ended December 31, 2015 and 2014.

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

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) there is a fixed and determinable price for the Company's product or service, (iii) shipment and passage of title occurs or service has been provided, and (iv) collectability is reasonably assured. Revenues from product sales are recorded at the time the product is shipped or delivered to the customer pursuant to the terms of the sale. Revenues for services are recorded at the time the service is provided to the customer pursuant to the terms of sale. The Company reports its sales on a net sales basis, with net sales being computed by deducting from gross sales the amount of reserves established for sales returns and other allowances.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 22% of the Company’s accounts receivable at December 31, 2015 and 22% of the Company’s accounts receivable at June 30, 2015. Sales to this customer were 13% of net sales in the three months ended December 31, 2015 and 11% of net sales in the six months ended December 31, 2015. Sales to any one customer did not exceed 10% of net sales in the three or six months ended December 31, 2014.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $90,000 and $175,000 as of December 31, 2015 and June 30, 2015, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

For the six months ended December 31, 2015, the Company recognized a net income tax benefit of $42,000. During the six months ending December 31, 2015 the Company increased its reserve for uncertain income tax positions by $29,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2015, the Company had accrued interest totaling $0 and unrecognized net tax benefits totaling $131,000 that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

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

Results of Operations

	Three months ended December 31, (dollars in thousands)			Six months ended December 31, (dollars in thousands)
	2015	2014	% Increase/ (decrease)	2015	2014	% Increase/ (decrease)

Net sales	$20,497	$19,571	4.7%	$38,646	$36,907	4.7%
Gross profit	6,201	6,103	1.6%	11,838	11,358	4.2%
Gross profit as a % of net sales	30.3%	31.2%	(2.9)%	30.6%	30.8%	(0.6)%
Selling, general and administrative	5,175	5,007	3.4%	10,488	10,016	4.7%
Selling, general and administrative as a percentage of net sales	25.2%	25.6%	(1.6)%	27.1%	27.1%	—%
Operating income	1,026	1,096	(6.4)%	1,350	1,342	0.6%
Interest expense, net	45	54	(16.7)%	94	109	(13.8)%
Other (income) expense	3	3	—%	7	(2)	450.0%
Provision (benefit) for income taxes	2	88	(97.7)%	(42)	125	(133.6)%
Net income	976	951	2.6%	1,291	1,110	16.3%

Sales for the three months ended December 31, 2015 increased by $926,000 to $20,497,000 as compared to $19,571,000 for the same period a year ago. Sales for the six months ended December 31, 2015 increased by $1,739,000 to $38,646,000 as compared to $36,907,000 for the same period a year ago. The increase in sales for the three months ended December 31, 2015 was due primarily to increased sales of the Company’s door-locking products ($1,310,000) and intrusion products ($209,000) as partially offset by decreased sales of access control products ($594,000). The increase in sales for the six months ended December 31, 2015 was due primarily to increased sales of the Company’s door-locking products ($2,265,000) and intrusion products ($223,000) as partially offset by decreased sales of access control products ($750,000). Sales of the Company’s door-locking products increased primarily from an increase in domestic installations of the Company’s digital lock products.

Gross profit for the three months ended December 31, 2015 increased to $6,201,000 or 30.3% of sales as compared to $6,103,000 or 31.2% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2015 increased to $11,838,000 or 30.6% of sales as compared to $11,358,000 or 30.8% of sales for the same period a year ago. The increase in gross profit for the three and six months was primarily due to the increases in sales as partially offset by higher Research and Development expenditures and the Company decreasing inventory levels. The decrease in inventory resulted in our fixed costs being spread over reduced levels, thereby decreasing margins. The decrease was part of the Company’s continuing efforts to improve its cash-flows by increasing forecasting efficiency and decreasing inventory levels. Inventory has been reduced by $1,323,000 in the three months ended December 31, 2015.

Selling, general and administrative expenses for the three months ended December 31, 2015 increased by $168,000 to $5,175,000 from $5,007,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 25.2% for the three months ended December 31, 2015 from 25.6% for the same period a year ago. Selling, general and administrative expenses for the six months ended December 31, 2015 increased by $472,000 to $10,488,000 from $10,016,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales remained at 27.2% for the six months ended December 31, 2015 as compared to the same period a year ago. The increase in dollars for the three months was due primarily from increased advertising. The increase in dollars for the six months was due primarily from increased advertising and the addition of selling personnel.

Interest expense, net for the three months ended December 31, 2015 decreased by $9,000 to $45,000 as compared to $54,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2015 decreased by $15,000 to $94,000 as compared to $109,000 for the same period a year ago. The decrease in interest expense for the three and six months ended December 31, 2015 resulted from lower average outstanding debt during the current periods as compared to the same periods a year ago.

The Company’s provision for income taxes for the three months ended December 31, 2015 decreased by $86,000 to $2,000 as compared to $88,000 for the same period a year ago. The Company’s provision for income taxes for the six months ended December 31, 2015 decreased by $167,000 to a benefit of $42,000 as compared to a provision of $125,000 for the same period a year ago. The change in the provision for income taxes for the three months was caused primarily by the reinstatement of the Research and Experimentation Tax Credit ("R&D Tax Credit") as compared to the same period a year ago. The change in the provision for income taxes for the six months was caused primarily by the reversal of a liability that is no longer required relating to foreign source income and the reinstatement of the R&D Credit as compared to the same period a year ago. As a result, the Company’s effective rate for income tax was 0% and 8% for the three months ended December 31, 2015 and 2014, respectively and (3)% and 10% for the three months ended December 31, 2015 and 2014, respectively .

Net income increased by $25,000 to $976,000 or $0.05 per diluted share for the three months ended December 31, 2015 as compared to $951,000 or $0.05 per diluted share for the same period a year ago. Net income increased by $181,000 to $1,291,000 or $0.07 per diluted share for the six months ended December 31, 2015 as compared to $1,110,000 or $0.06 per diluted share for the same period a year ago. The change in net income for the three and six months ended December 31, 2015 was primarily due to the items described above.

Liquidity and Capital Resources

During the six months ended December 31, 2015 the Company utilized its cash from operations ($3,294,000) and a portion of its cash on-hand at June 30, 2014 ($465,000 of $2,346,000) repay outstanding debt ($2,800,000), purchase treasury stock ($688,000) and purchase property, plant and equipment ($271,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at December 31, 2015 decreased $2,355,000 to $15,639,000 as compared to $17,994,000 at June 30, 2015. This decrease is primarily the result of the lower sales volume during the quarter ended December 31, 2015 as compared to the quarter ended June 30, 2015, which is typically the Company’s highest.

Inventories at December 31, 2015 decreased $413,000 to $26,457,000 as compared to $26,870,000 at June 30, 2015. This decrease is primarily the result of the Company’s temporary decrease in production levels in order to reduce it’s inventory as partially offset by the Company level-loading it’s production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter.

Accounts payable and accrued expenses decreased $1,556,000 to $6,272,000 as of December 31, 2015 as compared to $7,828,000 at June 30, 2015. This decrease was due primarily to the afore-mentioned inventory reduction.

As of December 31, 2015, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. As of December 31, 2015, the Company had $2,000,000 in outstanding borrowings and $9,000,000 in availability under the Revolving Credit Facility. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of December 31, 2015 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At December 31, 2015, an aggregate principal amount of approximately $7,900,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 1.8%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $79,000 in interest that year.

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

At the conclusion of the period ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2015.

During the three months ended December 31, 2015, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2015 during the three months ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

October 1, 2015 - October 31, 2015	11,716	$6.26	11,716	519,144

November 1, 2015 – November 30, 2015	19,874	$6.00	19,874	499,270

December 1, 2015 – December 31, 2015	68,542	$5.82	68,542	430,728

Total for the Quarter ended December 31, 2015	100,132	$5.91	100,132	430,728

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock then outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock.

Item 6.	Exhibits

10.N	Two (2) Year Extension, dated November 13, 2015, of Employment Agreement between the Registrant and Michael Carrieri

10.O	Severence Agreement between the Registrant and Kevin S. Buchel dated December 30, 2015.

10.P	Two (2) Year Extension, dated November 13, 2015, of Employment Agreement between the Registrant and Jorge Hevia

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 1, 2016

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)

EXHIBITS

Exhibit No.	Title

Ex-10.N	Two (2) Year Extension, dated November 13, 2015, of Employment Agreement between the Registrant and Michael Carrieri

Ex-10.O	Severence Agreement between the Registrant and Kevin S. Buchel dated December 30, 2015.

Ex-10.P	Two (2) Year Extension, dated November 13, 2015, of Employment Agreement between the Registrant and Jorge Hevia

Ex-31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President

Ex-31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance

Ex-32.1	Section 1350 Certifications

Ex-101.INS	XBRL Instance Document

Ex-101.SCH	XBRL Taxonomy Extension Schema Document

Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

