Form 10-Q
period 2016-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2016-05-10
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐                                    No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of: May 9, 2016

COMMON STOCK, $.01 PAR VALUE PER SHARE           18,786,893

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

Item 1.   Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	June 30, 2015
	(unaudited)	(audited)
	(in thousands, except for share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,294	$2,346
Accounts receivable, net of reserves and allowances	16,137	17,994
Inventories	20,631	22,757
Prepaid expenses and other current assets	1,170	1,046
Deferred income taxes	857	880
Total Current Assets	42,089	45,023
Inventories - non-current	4,811	4,113
Deferred income taxes	818	634
Property, plant and equipment, net	6,033	6,234
Intangible assets, net	8,488	8,886
Other assets	160	147

TOTAL ASSETS	$62,399	$65,037

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long term debt	$925	$1,600
Accounts payable	3,203	3,954
Accrued expenses	1,523	1,624
Accrued salaries and wages	2,097	2,250
Accrued income taxes	253	5

Total Current Liabilities	8,001	9,433
Long-term debt, net of current maturities	6,575	9,100

Total Liabilities	14,576	18,533

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,116,743 and 21,049,243 shares issued; and 18,786,893 and 18,966,028 shares outstanding, respectively	211	210
Additional paid-in capital	16,611	16,133
Retained earnings	42,734	40,399

	59,556	56,742
Less: Treasury Stock, at cost (2,329,850 and 2,083,215 shares, respectively)	(11,733)	(10,238)

TOTAL STOCKHOLDERS' EQUITY	47,823	46,504

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,399	$65,037

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands, except share and per share data)

Net sales	$19,808	$17,894
Cost of sales	13,700	12,548

Gross Profit	6,108	5,346
Selling, general, and administrative expenses	4,891	4,869

Operating Income	1,217	477
Other expense:
Interest expense, net	45	52
Other, net	3	4

Income before Income Taxes	1,169	421
Income tax expense	125	26

Net Income	$1,044	$395

Net Income per share:
Basic	$0.06	$0.02
Diluted	$0.06	$0.02

Weighted average number of shares outstanding:
Basic	18,811,000	19,066,000
Diluted	18,828,000	19,073,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine months ended March 31,
	2016	2015
	(In thousands, except share and per share data)

Net sales	$58,454	$54,801
Cost of sales	40,508	38,097

Gross Profit	17,946	16,704
Selling, general, and administrative expenses	15,379	14,885

Operating Income	2,567	1,819
Other expense:
Interest expense, net	139	161
Other, net	10	2

Income before Income Taxes	2,418	1,656
Income tax expense	83	151

Net Income	$2,335	$1,505

Net Income per share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08

Weighted average number of shares outstanding:
Basic	18,903,000	19,225,000
Diluted	18,923,000	19,229,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended March 31,
	2016	2015
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,335	$1,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,038	1,143
Provision for doubtful accounts	(40)	(5)
Deferred income taxes	(161)	91
Stock based compensation expense	92	101
Changes in operating assets and liabilities:
Accounts receivable	1,897	2,287
Inventories	1,428	(1,881)
Prepaid expenses and other current assets	(124)	(295)
Income tax receivable	—	7
Other assets	(22)	(2)
Accounts payable, accrued expenses and accrued income taxes	(757)	(168)

Net Cash Provided by Operating Activities	5,686	2,783

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(430)	(501)

Net Cash Used in Investing Activities	(430)	(501)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(3,200)	(1,200)
Cash paid for purchase of treasury stock	(1,108)	(1,890)

Net Cash Used in Financing Activities	(4,308)	(3,090)

Net Increase (Decrease) in Cash and Cash Equivalents	948	(808)
CASH AND CASH EQUIVALENTS - Beginning	2,346	2,483

CASH AND CASH EQUIVALENTS - Ending	$3,294	1,675

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$142	$162
Income taxes paid	$—	$32

NON-CASH FINANCING ACTIVITIES:
Shares surrendered and held in treasury for common stock options exercised	$54	$—

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2016

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of March 31, 2016 due to their short-term maturities; Long-Term Debt - The carrying amount of the Company’s long-term debt, including the current portion, at March 31, 2016 in the amount of $7,500,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at March 31, 2016 and June 30, 2015. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2016 and June 30, 2015. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $135,000 and $175,000 and for returns and other allowances of $975,000 and $1,260,000 as of March 31, 2016 and June 30, 2015, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of accounts receivable agings, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	March 31, 2016			June 30, 2015
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(7,212)	$2,588	$9,800	$(6,820)	$2,980
Non-compete agreement	340	(340)	—	340	(334)	6
Trade name	5,900	—	5,900	5,900	—	5,900
	$16,040	$(7,552)	$8,488	$16,040	$(7,154)	$8,886

Amortization expense for intangible assets subject to amortization was approximately $131,000 and $167,000 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense for intangible assets subject to amortization was approximately $398,000 and $500,000 for the nine months ended March 31, 2016 and 2015, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2016 - $529,000; 2017 - $441,000; 2018 - $371,000; 2019 - $313,000 and 2020 - $264,000. The weighted average amortization period for intangible assets was 12.3 years and 13.3 years at March 31, 2016 and 2015, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 6% and 8% for the three months ended March 31, 2016 and 2015, respectively. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 8% for the nine months ended March 31, 2016 and 2015, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the three months ended March 31, 2016 and 2015 was $259,000 and $172,000, respectively. Advertising expense for the nine months ended March 31, 2016 and 2015 was $1,328,000 and $1,028,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. Company-sponsored research and development expense for the three months ended March 31, 2016 and 2015 was $1,513,000 and $1,350,000, respectively. Company-sponsored research and development expense for the nine months ended March 31, 2016 and 2015 was $4,521,000 and $3,995,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2016	2015	2016	2015	2016	2015
Basic EPS	$1,044	$395	18,811	19,066	$0.06	$0.02
Effect of Dilutive Securities:
Stock Options	—	—	17	7	—	—

Diluted EPS	$1,044	$395	18,828	19,073	$0.06	$0.02

Options to purchase 165,615 and 262,000 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

The following provides a reconciliation of information used in calculating the per share amounts for the nine months ended March 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2016	2015	2016	2015	2016	2015
Basic EPS	$2,335	$1,505	18,903	19,225	$0.12	$0.08
Effect of Dilutive Securities:
Stock Options	—	—	20	4	—	—

Diluted EPS	$2,335	$1,505	18,923	19,229	$0.12	$0.08

Options to purchase 147,038 and 258,583 shares of common stock for the nine months ended March 31, 2016 and 2015, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

No stock-based compensation costs were recognized for three months ended March 31, 2016 or 2015. Stock-based compensation costs of $92,000 and $101,000 were recognized for nine months ended March 31, 2016 and 2015, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for the three and nine months ended March 31, 2016 and 2015.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the three and nine months ended March 31, 2016 and 2015.

Comprehensive Income

For the three and nine months ended March 31, 2016 and 2015, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($109,000 and $117,000 in the three months ended March 31, 2016 and 2015, respectively and $365,000 and $374,000 in the nine months ended March 31, 2016 and 2015, respectively) and classifies the costs associated with these revenues in cost of sales ($232,000 and $211,000 in the three months ended March 31, 2016 and 2015, respectively and $673,000 and $692,000 in the nine months ended March 31, 2016 and 2015, respectively).

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that changes the way companies account for certain aspects of share-based payments to employees. The most significant impact relates to the accounting for income tax effects of share-based compensation awards.  This new guidance is part of the FASB’s simplification initiative and requires that all excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the income statement. In addition, companies are required to treat the tax effects of exercised or vested awards as discrete items in the period that they occur.  Other updates include changing the threshold on tax withholding requirements.  Under this guidance, an employer can withhold up to the maximum statutory withholding rates in a jurisdiction without tainting the award classification.  Additionally, this guidance allows companies to elect a forfeiture recognition method whereby they account for forfeitures as they occur (actual) or they estimate the number of awards expected to be forfeited (current GAAP).  Lastly, as it relates to public entities, this guidance also provides requirements for the cash flow classification of cash paid by an employer when directly withholding shares for tax-withholding purposes and excess tax benefits.  This guidance becomes effective for the Company’s fiscal 2018 first quarter, with early adoption permitted, and the guidance prescribes different transition methods for the various provisions (i.e., retrospective, modified retrospective, or prospective).  The Company is currently evaluating the impact of applying this guidance on its consolidated financial statements.

In February 2016, the FASB issued authoritative guidance that requires lessees to account for most leases on their balance sheets with the liability being equal to the present value of the lease payments.  The right-of-use asset will be based on the lease liability adjusted for certain costs such as direct costs.  Lease expense will be recognized similar to current accounting guidance with operating leases resulting in a straight-line expense and financing leases resulting in a front-loaded expense similar to the current accounting for capital leases.  This guidance becomes effective for the Company’s fiscal 2020 first quarter, with early adoption permitted.  This guidance must be adopted using a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and provides for certain practical expedients.  The Company is currently evaluating the timing, impact and method of applying this guidance on its consolidated financial statements.

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

NOTE 2 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 25% of the Company’s accounts receivable at March 31, 2016 and 22% of the Company’s accounts receivable at June 30, 2015. Net sales to this customer were 13% and 11% of net sales in the three months ended March 31, 2016 and 2015, respectively. Net sales to this customer were 12% of net sales in each of the nine months ended March 31, 2016 and March 31, 2015.

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

Inventories, net of reserves consist of the following (in thousands):

	March 31, 2016	June 30, 2015
Component parts	$14,238	$15,037
Work-in-process	3,915	4,136
Finished product	7,289	7,697
	$25,442	$26,870
Classification of inventories, net of reserves:
Current	$20,631	$22,757
Non-current	4,811	4,113
	$25,442	$26,870

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2016	June 30, 2015	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,031	7,002	3 to 5
Furniture and fixtures	2,531	2,478	5 to 10
Machinery and equipment	20,777	20,429	7 to 10
Leasehold improvements	294	294	Shorter of the lease term or life of asset
	40,448	40,018
Less: accumulated depreciation and amortization	34,415	33,784
	$6,033	$6,234

Depreciation and amortization expense on property, plant, and equipment was $217,000 and $222,000 for the three months ended March 31, 2016 and 2015, respectively and $631,000 and $634,000 for the nine months ended March 31, 2016 and 2015, respectively.

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2016 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2012 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 6 - Long-Term Debt

As of March 31, 2016, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Term Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000.

Outstanding balances and interest rates as of March 31, 2016 and June 30, 2015 are as follows:

	March 31, 2016		June 30, 2015
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$2,000	1.9%	$3,000	1.7%
Term loans	5,500	1.9%	7,700	1.7%

Total debt	$7,500	1.9%	$10,700	1.7%

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

NOTE 7 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three months ended March 31, 2016 and 2015, the Company recorded no non-cash compensation expense relating to stock-based compensation. For the nine months ended March 31, 2016 and 2015, the Company recorded non-cash compensation expense of $92,000 ($.00 per basic and diluted share) and $101,000 ($.00 per basic and diluted share), respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2016, 97,500 stock options were granted, 52,700 stock options were exercisable and 852,500 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Plan for the nine months ended March 31,:

	2016		2015
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	112,500	$5.30	78,500	$5.73
Granted	—	—	44,000	4.43
Terminated/Lapsed	(15,000)	4.29	(10,000)	4.88
Exercised	—	—	—	—

Outstanding, end of period	97,500	$5.46	112,500	$5.30

Exercisable, end of period	52,700	$5.56	27,500	$5.26

Weighted average fair value at grant date of options granted	n/a		$2.82

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$80,000		$78,000
Total intrinsic value of options exercisable	$38,000		$19,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at March 31, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.29-$6.31	97,500	7.9	$5.46	52,700	$5.56
	97,500	7.9	$5.46	52,700	$5.56

As of March 31, 2016, there was $157,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. No options were granted during the three or nine months ended March 31, 2016. No options vested during the either of the three months ended March 31, 2016 and 2015. The total fair value of the options vesting during the nine months ended March 31, 2016 and 2015 under this plan was $109,600 and $41,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2016, 35,000 stock options were granted, 19,000 stock options were exercisable and 15,000 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the nine months ended March 31,:

	2016		2015
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	35,000	$4.73	25,000	$4.88
Granted	—	—	10,000	4.37
Terminated/Lapsed	—	—	—	—
Exercised	—	—	—	—

Outstanding, end of period	35,000	$4.73	35,000	$4.73

Exercisable, end of period	19,000	$4.77	12,000	$4.80

Weighted average fair value at grant date of options granted	n/a		$2.86

Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$53,000		$37,000
Total intrinsic value of options exercisable	$28,000		$12,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at March 31, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $4.88	35,000	7.8	$4.73	19,000	$4.77
	35,000	7.8	$4.73	19,000	$4.77

As of March 31, 2016, there was $50,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three or nine months ended March 31, 2016. No options vested during the either of the three months ended March 31, 2016 and 2015. The total fair value of the options vesting during each of the nine months ended March 31, 2016 and 2015 under this plan was $22,000.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At March 31, 2016, 1,471,480 stock options had been granted and 140,000 stock options were exercisable. No further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the nine months ended March 31,:

	2016		2015
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	208,500	$6.86	265,750	$6.51
Granted	—	—	—	—
Terminated/Lapsed	(38,500)	11.03	(57,250)	5.24
Exercised	(67,500)	5.73	—	—

Outstanding, end of period	102,500	$6.04	208,500	$6.86

Exercisable, end of period	102,500	$6.04	208,500	$6.86

Weighted average fair value at grant date of options granted	n/a		n/a

Total intrinsic value of options exercised	$98,000		n/a
Total intrinsic value of options outstanding	$31,000		$10,000
Total intrinsic value of options exercisable	$31,000		$10,000

No stock options were exercised during either of the three months ended March 31, 2016 and 2015. 67,500 and 0 stock options were exercised during the nine months ended March 31, 2016 and 2015, respectively. All of the 67,500 exercises were settled by exchanging 53,868 shares of the Company’s common stock which were placed into Treasury Stock. No cash was received from option exercises during the three or nine months ended March 31, 2016 and 2015 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at March 31, 2016:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$5.35 - $6.62	102,500	0.9	6.04
	102,500	0.9	$6.04

NOTE 8 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the Loan Agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the nine months ended March 31, 2016 the Company repurchased 192,767 shares of its outstanding common stock for a weighted average price of $5.73 per share. These repurchased shares are included in the Company’s Treasury Stock as of March 31, 2016.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $26,000 and $27,000 for the three months ended March 31, 2016 and 2015, respectively, and $81,000 and $93,000 for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2020.

Rent expense, with the exception of the land lease referred to below, totaled approximately $6,000 and $7,000 for the three months ended March 31, 2016 and 2015, respectively and $20,000 and $23,000 for the nine months ended March 31, 2016 and 2015, respectively.

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

Employment Agreements

As of March 31, 2016, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $670,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2018 and provides for an annual salary of $315,000, a bonus arrangement for fiscal 2016 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The employment agreement with the SVP of Engineering expires in August 2018 and provides for an annual salary of $285,000, a bonus arrangement and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Sales to external customers(1):
Domestic	$19,229	$17,076	$56,515	$52,523
Foreign	579	818	1,939	2,278
Total Net Sales	$19,808	$17,894	$58,454	$54,801

Identifiable assets:	March 31, 2016	June 30, 2015
United States	$49,249	$50,998
Dominican Republic (2)	13,150	14,039
Total Identifiable Assets	$62,399	$65,037

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (March 31, 2016 = $9,666, June 30, 2015 = $10,546) and fixed assets (March 31, 2016 = $3,244, June 30, 2015 = $3,347) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 3% and 4% of our revenues for the nine month periods ended March 31, 2016 and 2015, respectively.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 25% of the Company’s accounts receivable at March 31, 2016 and 22% of the Company’s accounts receivable at June 30, 2015. Net sales to this customer were 13% and 11% of net sales in the three months ended March 31, 2016 and 2015, respectively. Net sales to this customer were 12% of net sales in each of the nine months ended March 31, 2016 and March 31, 2015.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $135,000 and $175,000 as of March 31, 2016 and June 30, 2015, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

Inventories

Inventories are valued at the lower of cost or market value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company’s overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and actual results could differ from those estimates.

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

For the nine months ended March 31, 2016, the Company recognized a net income tax provision of $83,000. During the nine months ending March 31, 2016 the Company increased its reserve for uncertain income tax positions by $46,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of March 31, 2016, the Company had accrued interest totaling $0 and unrecognized net tax benefits totaling $148,000 that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

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

Results of Operations

	Three months ended March 31, (dollars in thousands)			Nine months ended March 31, (dollars in thousands)
	2016	2015	% Increase/ (decrease)	2016	2015	% Increase/ (decrease)
Net sales	$19,808	$17,894	10.7%	$58,454	$54,801	6.7%

Gross profit	6,108	5,346	14.3%	17,946	16,704	7.4%
Gross profit as a % of net sales	30.8%	29.9%	3.0%	30.7%	30.5%	0.7%
Selling, general and administrative	4,891	4,869	0.5%	15,379	14,885	3.3%
Selling, general and administrative as a percentage of net sales	24.7%	27.2%	(9.2)%	26.3%	27.2%	(3.3)%
Operating income	1,217	477	155.1%	2,567	1,819	41.1%
Interest expense, net	45	52	(13.5)%	139	161	(13.7)%
Other (income) expense	3	4	(25.0)%	10	2	400.0%
Provision (benefit) for income taxes	125	26	380.8%	83	151	(45.0)%
Net income	1,044	395	164.3%	2,335	1,505	55.1%

Sales for the three months ended March 31, 2016 increased by $1,914,000 to $19,808,000 as compared to $17,894,000 for the same period a year ago. Sales for the nine months ended March 31, 2016 increased by $3,653,000 to $58,454,000 as compared to $54,801,000 for the same period a year ago. The increase in sales for the three months ended March 31, 2016 was due primarily to increased sales of the Company’s door-locking products ($514,000) and intrusion products ($1,494,000) as partially offset by decreased sales of access control products ($94,000). The increase in sales for the nine months ended March 31, 2016 was due primarily to increased sales of the Company’s door-locking products ($2,779,000) and intrusion products ($1,718,000) as partially offset by decreased sales of access control products ($844,000). Sales of the Company’s door-locking products increased primarily from an increase in domestic installations of the Company’s digital lock products. Sales of the Company’s intrusion products increased primarily from increased overall demand as well as from a large distributor that had reduced its purchases in the quarter ended March 31, 2015 in an effort to reduce their inventory levels. This distributor has since returned to normal purchasing levels.

Gross profit for the three months ended March 31, 2016 increased to $6,108,000 or 30.8% of sales as compared to $5,346,000 or 29.9% of sales for the same period a year ago. Gross profit for the nine months ended March 31, 2016 increased to $17,946,000 or 30.7% of sales as compared to $16,704,000 or 30.5% of sales for the same period a year ago. The increase in gross profit for the three and nine months was primarily due to the increases in sales as partially offset by higher Research and Development expenditures.

Selling, general and administrative expenses for the three months ended March 31, 2016 increased by $22,000 to $4,891,000 from $4,869,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 24.7% for the three months ended March 31, 2016 from 27.2% for the same period a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2016 increased by $494,000 to $15,379,000 from $14,885,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 26.3% for the nine months ended March 31, 2016 from 27.2% for the same period a year ago. The decrease as a percentage of sales is due primarily to the increase in net sales as partially offset by the increase in dollars. The increase in dollars for the three and nine months was due primarily from increased advertising and the addition of selling personnel.

Interest expense, net for the three months ended March 31, 2016 decreased by $7,000 to $45,000 as compared to $52,000 for the same period a year ago. Interest expense, net for the nine months ended March 31, 2016 decreased by $22,000 to $139,000 as compared to $161,000 for the same period a year ago. The decrease in interest expense for the three and nine months ended March 31, 2016 resulted from lower average outstanding debt during the current periods as compared to the same periods a year ago.

The Company’s provision for income taxes for the three months ended March 31, 2016 increased by $99,000 to $125,000 as compared to $26,000 for the same period a year ago. The Company’s provision for income taxes for the nine months ended March 31, 2016 decreased by $68,000 to $83,000 as compared to a provision of $151,000 for the same period a year ago. The change in the provision for income taxes for the three months was caused primarily by the increase in income before taxes as partially offset by the reinstatement of the Research and Experimentation Tax Credit ("R&D Tax Credit") as compared to the same period a year ago. The change in the provision for income taxes for the nine months was caused primarily by the reversal of a liability that is no longer required relating to foreign source income and the reinstatement of the R&D Credit as partially offset by the increase in income before taxes as compared to the same period a year ago. As a result, the Company’s effective rate for income tax was 11% and 6% for the three months ended March 31, 2016 and 2015, respectively and 3% and 9% for the nine months ended March 31, 2016 and 2015, respectively.

Net income increased by 649,000 to $1,044,000 or $0.06 per diluted share for the three months ended March 31, 2016 as compared to $395,000 or $0.02 per diluted share for the same period a year ago. Net income increased by $830,000 to $2,335,000 or $0.12 per diluted share for the nine months ended March 31, 2016 as compared to $1,505,000 or $0.08 per diluted share for the same period a year ago. The change in net income for the three and nine months ended March 31, 2016 was primarily due to the items described above.

Liquidity and Capital Resources

During the nine months ended March 31, 2016 the Company utilized a portion of its cash from operations ($4,738,000 of $5,686,000) to repay outstanding debt ($3,200,000), purchase treasury stock ($1,108,000) and purchase property, plant and equipment ($430,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts Receivable at March 31, 2016 decreased $1,857,000 to $16,137,000 as compared to $17,994,000 at June 30, 2015. This decrease is primarily the result of the lower sales volume during the quarter ended March 31, 2016 as compared to the quarter ended June 30, 2015, which is typically the Company’s highest.

Inventories at March 31, 2016 decreased $1,428,000 to $25,442,000 as compared to $26,870,000 at June 30, 2015. This decrease is primarily the result of the Company’s temporary decrease in production levels in order to reduce its inventory as partially offset by the Company level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter.

Accounts payable and accrued expenses decreased $1,005,000 to $6,823,000 as of March 31, 2016 as compared to $7,828,000 at June 30, 2015. This decrease was due primarily to the afore-mentioned inventory reduction.

As of March 31, 2016, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2017 and two term loans, one for $6,000,000 which expires in June 2019, and one for $6,500,000 which expires in June 2017 (the “Term Loans”). Repayment of the Terms Loans commenced on September 30, 2012. The $6,000,000 Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $3,900,000 due on or before the expiration date. The $6,500,000 Term Loan is being repaid in 20 equal, quarterly payments of $325,000. As of March 31, 2016, the Company had $2,000,000 in outstanding borrowings and $9,000,000 in availability under the Revolving Credit Facility. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of March 31, 2016 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loans) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At March 31, 2016, an aggregate principal amount of approximately $7,500,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 1.9%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $75,000 in interest that year.

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

At the conclusion of the period ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2016.

During the three months ended March 31, 2016, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2015 during the three months ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

January 1, 2016 - January 31, 2016	39,888	$5.47	39,888	390,840

February 1, 2016 – February 29, 2016	36,655	$5.47	36,655	354,185

March 1, 2016 –March 31, 2016	—	$—	—	354,185

Total for the Quarter ended March 31, 2016	76,543	$5.91	76,543	354,185

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

May 10, 2016

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