Form 10-K
period 2016-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2016-09-08
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2016

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2015, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $69,768,521.

As of September 06, 2016, 18,786,893 shares of common stock of Registrant were outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2016 Annual Meeting of Stockholders.

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

Research and Development

The Company's business involves a high technology element. Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. During the fiscal years ended June 30, 2016 and 2015, the Company expended approximately $6,169,000 and $5,382,000, respectively, on Company-sponsored research and development activities conducted primarily by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2016, the Company had 984 full-time employees.

Marketing

The Company's staff of 53 sales and marketing support employees located at the Company's Amityville offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 51% and 53% of the Company's total sales for the fiscal years ended June 30, 2016 and 2015, respectively. The remaining revenues are primarily from installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities.

In the ordinary course of the Company's business the Company grants extended payment terms to certain customers. The Company had one customer with an accounts receivable balance that comprised 22% of the Company’s accounts receivable at both June 30, 2016 and 2015. Sales to this customer comprised 13% of net sales in each of the fiscal years ended June 30, 2016 and 2015. For further discussion on Concentration of Credit Risk see disclosures included in Item 1A and Item 7.

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

Raw Materials

The Company prepares specifications for component parts used in the Products and purchases the components from outside sources or fabricates the components itself. These components, if standard, are generally readily available; if specially designed for the Company, there is usually more than one alternative source of supply available to the Company on a competitive basis. The Company generally maintains inventories of all critical components. The Company for the most part is not dependent on any one source for its raw materials. The Company believes that any vendor that is currently the sole source of a component can be replaced without a material impact on the Company.

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $1,592,000 and $2,044,000 existed as of June 30, 2016 and 2015, respectively. The Company expects to fill the entire backlog that existed as of June 30, 2016 during fiscal 2017.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last two fiscal years are summarized in the following table:

	Financial Information Relating to Domestic and Foreign Operations
	2016	2015
	(in thousands)
Sales to external customers(1):
Domestic	$79,931	$74,736
Foreign	2,582	3,026
Total Net Sales	$82,513	$77,762
Identifiable assets:
United States	$51,272	$50,998
Dominican Republic (2)	13,497	14,039
Total Identifiable Assets	$64,769	$65,037

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2016 = $10,076; 2015 = $10,546) and fixed assets (2016 = $3,311; 2015 = $3,347) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Our Business Could be Materially Adversely Affected as a Result of Offering Extended Payment Terms to Customers

We regularly grant credit terms beyond 30 days to certain customers. These terms are offered in an effort to keep a full line of our products in-stock at our customers’ locations. The longer the terms that are granted, the more risk is inherent in collection of those receivables. We believe that our Bad Debt reserves are adequate to account for this inherent risk.

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

Members of Management and Certain Directors Beneficially Own a Substantial Portion of the Company’s Common Stock and May Be in a Position to Determine the Outcome of Corporate Elections

Richard L. Soloway, our Chief Executive Officer, members of management and the Board of Directors beneficially own approximately 37% of the currently outstanding shares of Common Stock. By virtue of such ownership and their positions with Napco, they may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to Napco’s stockholders.

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

Our Business Could Be Materially Adversely Affected as a Result of the Inability to Maintain Adequate Financing

Our business is dependent on maintaining adequate levels of financing used to fund operations and capital expenditures. The current debt facilities provide for quarterly principal debt repayments of approximately $75,000 plus interest as well as certain financial covenants relating to ratios affected by profit, asset and debt levels. If the Company’s profits, asset or cash-flow levels decline below the minimums required to meet these covenants or to make the minimum debt payments, the Company may be materially adversely affected. Effects on the Company could include higher interest costs, reduction in borrowing availability or revocation of these credit facilities.

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

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A. (formerly known as NAPCO/Alarm Lock Grupo International, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual cost of approximately $288,000. As of June 30, 2016, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

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

	Quarter Ended Fiscal 2016
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$6.09	$7.33	$6.32	$6.64
Low	$5.47	$5.41	$5.18	$5.57

	Quarter Ended Fiscal 2015
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$5.43	$4.78	$5.82	$6.09
Low	$4.33	$4.07	$4.63	$5.03

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 06, 2016 was 96 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock. Any cash dividends must be approved by the Company's lenders.

Equity Compensation Plan Information as of June 30, 2016

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS (a)		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING SECURITIES REFLECTED IN COLUMN (a) (c)

Equity compensation plans approved by security holders:	250,000	(1)	$5.76	852,500	(2)
Equity compensation plans not approved by security holders:	—		—	—
Total	250,000	(1)	$5.76	852,500	(2)

(1)	The 2002 Employee Stock Option Plan expired in 2012. 102,500 options are outstanding under the 2002 Plan. No further options may be granted under this plan.
(2)	In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards.

ITEM 6: SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30
	(In thousands, except share and per share data)

	2016	2015	2014	2013	2012

Statement of earnings data:

Net Sales	$82,513	$77,762	$74,382	$71,386	$70,928

Gross Profit	27,584	26,047	23,713	21,724	21,152

Income from Operations	6,323	5,281	4,316	3,717	3,761

Net Income	5,773	4,845	3,476	3,021	2,286

Cash Flow Data:

Net cash flows provided by operating activities	9,160	3,887	4,743	4,899	4,096

Net cash flows used in investing activities	(693)	(730)	(753)	(383)	(606)

Net cash flows used in financing activities	(7,008)	(3,294)	(4,736)	(4,266)	(3,588)

Per Share Data:

Net earnings per common share:

Basic	$0.31	$0.25	$0.18	$0.16	$0.12

Diluted	$0.31	$0.25	$0.18	$0.16	$0.12

Weighted average common shares outstanding:

Basic	18,874,000	19,164,000	19,392,000	19,210,000	19,096,000

Diluted	18,894,000	19,169,000	19,428,000	19,362,000	19,303,000

Cash Dividends declared per common share (1)	$.00	$.00	$.00	$.00	$.00

Balance sheet data:

Working capital (2)	$36,888	$35,590	$33,436	$33,221	$32,205

Total assets	64,769	65,037	63,364	63,903	64,750

Long-term debt	4,500	9,100	10,200	14,800	18,657

Stockholders' equity	51,273	46,504	43,752	40,335	37,723

(1) The Company has never paid a dividend on its common stock.

(2)	Working capital is calculated by deducting Current Liabilities from Current Assets.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 3% and 4% of our revenues for the fiscal years ended June 30, 2016 and 2015, respectively.

The Company owns and operates manufacturing facilities in Amityville, New York and the Dominican Republic. A significant portion of our operating costs are fixed, and do not fluctuate with changes in production levels or utilization of our manufacturing capacity. As production levels rise and factory utilization increases, the fixed costs are spread over increased output, which may contribute to increasing profit margins. Conversely, when production levels decline our fixed costs are spread over reduced levels, which may contribute to decreasing margins.

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 6-8% of revenues to research and development (R&D) on an annual basis. The Company does not expect products resulting from our R&D investments in fiscal 2016 to contribute materially to revenue during fiscal 2016, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its 2016 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 22% of the Company’s accounts receivable at both June 30, 2016 and 2015. Sales to this customer comprised 13% of net sales in each of the fiscal years ended June 30, 2016 and 2015.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $145,000 and $175,000 as of June 30, 2016 and 2015, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

For the year ended June 30, 2016, the Company recognized a net income tax expense of $371,000. During the year ending June 30, 2016 the Company increased its reserve for uncertain income tax positions by $46,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2016, the Company had accrued interest totaling $0 and $148,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

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

Liquidity and Capital Resources

The Company's cash on hand as of June 30, 2015 combined with proceeds from operating activities during fiscal 2016 were adequate to meet the Company's capital expenditure needs and debt obligations during fiscal 2016. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of external financing is a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021. As of June 30, 2016, $2,000,000 was outstanding under this revolving line of credit. As of June 30, 2016, the Company's unused sources of funds consisted principally of $3,805,000 in cash and $9,000,000 unused balance available under its revolving line of credit.

During the year ended June 30, 2016 the Company utilized its cash on hand at June 30, 2015 ($2,346,000) and a portion of its cash from operations ($5,355,000 of $9,160,000) to repay outstanding debt ($5,900,000), purchase treasury stock ($1,108,000) and purchase property, plant and equipment ($693,000).

As of June 30, 2016, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021 and one term loan for $6,000,000 which expires in June 2019 (the “Term Loan”). The Revolving Credit Facility had an expiration date of June 2017 which was extended to June 2021 at the end of fiscal 2016. Repayment of the Term Loan commenced on September 30, 2012. The Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $1,900,000 due on or before the expiration date. As of June 30, 2016, the Company had $2,000,000 in outstanding borrowings and $9,000,000 in availability under the Revolving Credit Facility and $2,800,000 outstanding under the Term Loan. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The agreements contain various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

Outstanding balances and interest rates as of June 30, 2016 and June 30, 2015 are as follows:

	June 30, 2016		June 30, 2015
	Outstanding	Interest Rate	Outstanding	Interest Rate

Revolving line of credit	$2,000	1.6%	$3,000	1.7%
Term loans	2,800	1.6%	7,700	1.7%

Total debt	$4,800	1.6%	$10,700	1.7%

The Company believes its current working capital, anticipated cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through at least the next twelve months.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2016	2015
Current Ratio	5.1 to 1	4.8 to 1
Sales to Receivables	4.3 to 1	4.3 to 1
Total debt to equity	.09 to 1	.23 to 1

As of June 30, 2016, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual cost of approximately $288,000.

Working Capital. Working capital increased by $1,298,000 to $36,888,000 at June 30, 2016 from $35,590,000 at June 30, 2015. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $1,018,000 to $19,012,000 at June 30, 2016 as compared to $17,994,000 at June 30, 2015. The increase in Accounts Receivable was due primarily to an increase in sales for the quarter ended June 30, 2016 as compared to the same quarter a year ago.

Inventories. Inventories, which include both current and non-current portions, decreased by $1,533,000 to $25,337,000 at June 30, 2016 as compared to $26,870,000 at June 30, 2015. The decrease was due primarily to the Company increasing stock of several of its new products at the end of fiscal 2015. The initial rollout of these new products and the fulfillment of these orders were completed during fiscal 2016, allowing the Company to reduce its inventory.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $860,000 to $8,688,000 as of June 30, 2016 as compared to $7,828,000 at June 30, 2015. This increase is primarily due to the higher sales volume in the fourth quarter of fiscal 2016 as compared to fiscal 2015. This increase resulted in the Company increasing purchases of raw materials at the end of fiscal 2016 in order to restock its finished goods inventory.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company's contractual obligations by fiscal year:

	Payments due by period:
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$4,800,000	$300,000	$2,500,000	$2,000,000	$—
Land lease (76 years remaining) (1)	21,888,000	288,000	576,000	576,000	20,448,000

Operating lease obligations	59,000	23,000	36,000	—	—
Other long-term obligations (employment agreements) (1)	2,092,000	1,311,000	781,000	—	—

Total	$28,839,000	$1,922,000	$3,893,000	$2,576,000	$20,448,000

(1)	See footnote 10 to the accompanying consolidated financial statements.

Results of Operations

Fiscal 2016 Compared to Fiscal 2015

	Fiscal year ended June 30,
	2016	2015	% Increase/ (decrease)

Net sales	$82,513	$77,762	6.1%
Gross profit	27,584	26,047	5.9%
Gross profit as a % of net sales	33.4%	33.5%	(0.3)%
Selling, general and administrative	21,261	20,766	2.4%
Selling, general and administrative as a % of net sales	25.8%	26.7%	(3.4)%
Income from operations	6,323	5,281	19.7%
Interest expense, net	179	215	(16.7)%
Other expense, net	—	5	(100.0)%
Provision for income taxes	371	216	71.8%
Net income	5,773	4,845	19.2%

Net sales in fiscal 2016 increased by $4,751,000 to $82,513,000 as compared to $77,762,000 in fiscal 2015. The increase in net sales was primarily due to increased sales of the Company’s Napco brand intrusion products ($2,676,000), Alarm Lock brand door-locking products ($253,000), and Marks brand door-locking products ($2,947,000) and was partially offset by decreases in the Company’s Continental brand access control products ($1,125,000).

The Company's gross profit increased by $1,537,000 to $27,584,000 or 33.4% of net sales in fiscal 2016 as compared to $26,047,000 or 33.5% of net sales in fiscal 2015. Gross profit was primarily affected by the increase in net sales as discussed above as partially offset by increased Research and Development expenditures which are included in Cost of Sales.

Selling, general and administrative expenses for fiscal 2016 increased by $495,000 to $21,261,000 as compared to $20,766,000 in fiscal 2015. Selling, general and administrative expenses as a percentage of net sales decreased to 25.8% in fiscal 2016 from 26.7% in fiscal 2015. The increases in dollars resulted primarily from increases in selling wages and commissions as well as increased advertising and tradeshow expenditures. The Company increased expenditures in these areas in order to generate higher sales. The decrease as a percentage of net sales was due primarily to Net sales increasing at a higher rate than Selling, general and administrative expenses.

Interest expense for fiscal 2016 decreased by $36,000 to $179,000 from $215,000 for the same period a year ago. The decrease in interest expense is primarily the result of the Company’s reduction of its outstanding borrowings under its revolving line of credit and its term loan.

Other expenses remained relatively constant at $0 and $5,000 for fiscal 2016 and 2015, respectively.

The Company’s provision for income taxes for fiscal 2016 increased by $155,000 to $371,000 as compared to $216,000 for the same period a year ago. The increase in income taxes from fiscal 2015 to fiscal 2016 resulted primarily from the higher pre-tax income in fiscal 2016 as compared to fiscal 2015 as well as a benefit recognized in fiscal 2015 resulting from R&D Credits and a decrease in certain of the Company’s income tax reserves.

Net income for fiscal 2016 increased by $928,000 to $5,773,000 as compared to $4,845,000 in fiscal 2015. This resulted primarily from the items discussed above.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility and term loan) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At June 30, 2016, an aggregate principal amount of approximately $4,800,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 1.6%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $48,000 in interest that year.

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $630,000.

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

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Napco Security Technologies, Inc. and Subsidiaries

Amityville, New York

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Technologies, Inc. and Subsidiaries as of June 30, 2016 and 2015 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

New York, New York

September 8, 2016

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and 2015

(In Thousands)

ASSETS

	2016	2015
CURRENT ASSETS

Cash and cash equivalents	$3,805	$2,346
Accounts receivable, net of reserves and allowances	19,012	17,994
Inventories	21,428	22,757
Prepaid expenses and other current assets	936	1,046
Deferred income taxes	703	880

Total Current Assets	45,884	45,023

Inventories - non-current	3,909	4,113
Deferred income taxes	436	634
Property, plant and equipment, net	6,049	6,234
Intangible assets, net	8,357	8,886
Other assets	134	147

TOTAL ASSETS	$64,769	$65,037

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and 2015

(In Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2016	2015
CURRENT LIABILITIES

Current maturities of long term debt	$300	$1,600
Accounts payable	4,328	3,954
Accrued expenses	1,893	1,624
Accrued salaries and wages	2,467	2,250
Accrued income taxes	8	5
Total Current Liabilities	8,996	9,433
Long-term debt, net of current maturities	4,500	9,100
Total Liabilities	13,496	18,533

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,116,743 and 21,049,243 shares issued; and 18,786,893 and 18,966,028 shares outstanding, respectively	211	210
Additional paid-in capital	16,622	16,133
Retained earnings	46,172	40,399
	63,005	56,742
Less: Treasury Stock, at cost (2,329,850 and 2,083,215 shares, respectively)	(11,732)	(10,238)

TOTAL STOCKHOLDERS' EQUITY	51,273	46,504

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,769	$65,037

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2016 and 2015

(In Thousands, Except Share and Per Share Data)

	2016	2015
Net sales	$82,513	$77,762
Cost of sales	54,929	51,715
Gross Profit	27,584	26,047
Selling, general, and administrative expenses	21,261	20,766
Operating Income	6,323	5,281

Other expense:
Interest expense, net	179	215
Other, net	—	5
	179	220
Income before Provision for Income Taxes	6,144	5,061
Provision for Income Taxes	371	216
Net Income	$5,773	$4,845

Income per share:
Basic	$0.31	$0.25
Diluted	$0.31	$0.25

Weighted average number of shares outstanding:
Basic	18,874,000	19,164,000
Diluted	18,894,000	19,169,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 30, 2016 and 2015

(In Thousands, Except Share Data)

	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
BALANCE June 30, 2014	21,049,243	$210	$16,032	(1,630,167)	$(8,044)	$35,554	$43,752
Repurchase of Treasury Shares	—	—	—	(453,048)	(2,194)	—	(2,194)
Stock-based compensation expense	—	—	101	—	—	—	101
Net income	—	—	—	—	—	4,845	4,845
BALANCE June 30, 2015	21,049,243	$210	$16,133	(2,083,215)	$(10,238)	$40,399	$46,504
Repurchase of Treasury Shares	—	—	—	(192,767)	(1,108)	—	(1,108)
Stock Options Exercised	67,500	1	386	(53,868)	(386)	—	1
Stock-based compensation expense	—	—	103	—	—	—	103
Net income	—	—	—	—	—	5,773	5,773
BALANCE June 30, 2016	21,116,743	$211	$16,622	(2,329,850)	$(11,732)	$46,172	$51,273

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2016 and 2015 (In Thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,773	$4,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,420	1,570
Charge to obsolescence reserve	(455)	(472)
Provision for doubtful accounts	(30)	66
Deferred income taxes	375	230
Non-cash stock based compensation expense	103	101

Changes in operating assets and liabilities:
Accounts receivable	(988)	(1,156)
Inventories	1,988	(1,388)
Prepaid expenses and other current assets	110	(57)
Income tax receivable	—	121
Other assets	—	6
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	864	21
Net Cash Provided by Operating Activities	9,160	3,887

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(693)	(730)
Net Cash Used in Investing Activities	(693)	(730)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(5,900)	(1,600)
Proceeds from long-term debt	—	500
Cash paid for purchase of treasury stock	(1,108)	(2,194)
Net Cash Used in Financing Activities	(7,008)	(3,294)
Net Change in Cash and Cash Equivalents	1,459	(137)
CASH AND CASH EQUIVALENTS - Beginning	2,346	2,483

CASH AND CASH EQUIVALENTS - Ending	$3,805	$2,346

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$184	$215
Income taxes paid	$—	$29
Surrender of Common Shares	$54	$—

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of June 30, 2016 due to their short-term maturities; Long-Term Debt - The carrying amount of the Company’s long-term debt, including the current portion, at June 30, 2016 in the amount of $4,800,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at June 30, 2016 and June 30, 2015. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2016 and June 30, 2015. The Company has historically not experienced any credit losses with balances in excess of FDIC limits

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $145,000 and $175,000 and for returns and other allowances of $1,255,000 and $1,260,000 as of June 30, 2016 and June 30, 2015, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	June 30, 2016			June 30, 2015
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(7,343)	$2,457	$9,800	$(6,820)	$2,980
Non-compete agreement	340	(340)	—	340	(334)	6
Trade name	5,900	—	5,900	5,900	—	5,900
	$16,040	$(7,683)	$8,357	$16,040	$(7,154)	$8,886

Amortization expense for intangible assets subject to amortization was approximately $529,000 and $667,000 for the fiscal years ended June 30, 2016 and 2015, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2017 - $441,000; 2018 - $371,000; 2019 - $313,000 and 2020 -$264,000 and 2021 - $223,000. The weighted average amortization period for intangible assets was 12.1 years and 13.1 years at June 30, 2016 and 2015, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 8% for the fiscal years ended June 30, 2016 and 2015, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2016 and 2015 was $2,132,000 and $1,671,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. Company-sponsored research and development expense for the fiscal years ended June 30, 2016 and 2015 was $6,169,000 and $5,382,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2016	2015	2016	2015	2016	2015
Basic EPS	$5,773	$4,845	18,874	19,164	$0.31	$0.25
Effect of Dilutive Securities:
Stock Options	—	—	20	5	—	—

Diluted EPS	$5,773	$4,845	18,894	19,169	$0.31	$0.25

Options to purchase 127,404 and 255,688 shares of common stock for the fiscal years ended June 30, 2016 and 2015, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $103,000 and $101,000 were recognized for fiscal years ended June 30, 2016 and 2015, respectively. The effect on both Basic and Diluted Earnings per share was $0.01 for each of the fiscal years ended June 30, 2016 and 2015.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the fiscal years ended June 30, 2016 and 2015.

Comprehensive Income

For the fiscal years ended June 30, 2016 and 2015, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($492,000 and $515,000 in the fiscal years ended June 30, 2016 and 2015, respectively) and classifies the costs associated with these revenues in cost of sales ($918,000 and $945,000 in fiscal years ended June 30, 2016 and 2015).

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

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes”. The amendments require deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for the Company’s quarter ended September 30, 2016. Early application is permitted. We have not early adopted ASU 2015-17. The new guidance must be applied prospectively after the date of adoption. We have evaluated the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

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

NOTE 2 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 22% of the Company’s accounts receivable at both June 30, 2016 and 2015. Sales to this customer comprised 13% of net sales in each of the fiscal years ended June 30, 2016 and 2015.

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

Inventories, net of reserves consist of the following (in thousands):

	June 30,
	2016	2015
Component parts	$14,021	$15,037
Work-in-process	3,758	4,136
Finished product	7,558	7,697
	$25,337	$26,870
Classification of inventories, net of reserves:
Current	$21,428	$22,757
Non-current	3,909	4,113
	$25,337	$26,870

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30,
	2016	2015	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,036	7,002	3 to 5
Furniture and fixtures	2,531	2,478	5 to 10
Machinery and equipment	21,035	20,429	7 to 10
Leasehold improvements	294	294	Shorter of the lease term or life of asset
	40,711	40,018
Less: accumulated depreciation and amortization	34,662	33,784
	$6,049	$6,234

Depreciation and amortization expense on property, plant, and equipment was approximately $878,000 and $890,000 in fiscal 2016 and 2015, respectively.

NOTE 5 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended June 30,
	2016	2015
Current income taxes:
Federal	$(31)	$(49)
State	27	35
	(4)	(14)
Deferred income tax provision	375	230
Provision for income taxes	$371	$216

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30, (dollars in thousands):

	2016		2015
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax at Federal statutory rate	$2,089	34.0%	$1,721	34.0%
Increases (decreases) in taxes resulting from:
Meals and entertainment	61	1.0%	66	1.3%
State income taxes, net of Federal income tax benefit	20	0.3%	21	0.4%
Foreign source income not subject to tax	(1,278)	(20.8)%	(1,069)	(21.1)%
R&D Credit refund	(415)	(6.8)%	(328)	(6.5)%
Undistributed foreign earnings	(90)	(1.4)%	(93)	(1.8)%
Other, net	(16)	(0.3)%	(102)	(2.0)%
Effective tax rate	$371	6.0%	$216	4.3%

Deferred tax assets and deferred tax liabilities at June 30, 2016 and 2015 are as follows (in thousands):

	Current Deferred Tax Assets (Liabilities)		Long-term Deferred Tax Assets (Liabilities)
	2016	2015	2016	2015
Accounts receivable	$26	$36	$—	$—
Inventories	364	533	200	261
Accrued Liabilities	313	311	87	86
Stock based compensation expense	—	—	154	147
Goodwill	—	—	(14)	214
R&D credit	—	—	1,214	804
Property, plant and equipment	—	—	(503)	(512)
Other deferred tax liabilities	—	—	(702)	(366)
	703	880	436	634
Valuation allowance	—	—	—	—
Net deferred tax assets	$703	$880	$436	$634

The Company has identified the United States and New York State as its major tax jurisdictions. The fiscal 2012 and forward years are still open for examination.

During the year ending June 30, 2016 the Company increased its reserve for uncertain income tax positions by $46,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2016, the Company had accrued interest totaling $0 and $148,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total
Balance of gross unrecognized tax benefits as of July 1, 2015	$102	$—	$102
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	46	—	46
Balance of gross unrecognized tax benefits as of June 30, 2016	$148	$—	$148

The Company plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings. As of June 30, 2016, the Company had approximately $7.6 million of undistributed earnings of foreign subsidiaries.

NOTE 6 - Long-Term Debt

As of June 30, 2016, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021 and one loan for $6,000,000 which expires in June 2019 (the “Term Loan”). The Revolving Credit Facility had an expiration date of June 2017 which was extended to June 2021 at the end of fiscal 2016. Repayment of the Term Loan commenced on September 30, 2012. The Term Loan is being repaid with 28 equal, quarterly payments of $75,000 and the remaining balance of $1,900,000 due on or before the expiration date.

Outstanding balances and interest rates as of June 30, 2016 and June 30, 2015 are as follows:

	June 30, 2016		June 30, 2015
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$2,000	1.6%	$3,000	1.7%
Term loans	2,800	1.6%	7,700	1.7%
Total debt	$4,800	1.6%	$10,700	1.7%

The Revolving Credit Facility and Term Loans (collectively the “Agreement”) also provides for a LIBOR-based interest rate option of LIBOR plus 1.15% to 2.00%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability under the Revolving Credit Facility to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, and the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

The Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Agreement.

NOTE 7 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the fiscal years ended June 30, 2016 and 2015, the Company recorded non-cash compensation expense of $103,000 ($0.01 per basic and diluted share) and $101,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation

2012 Employee Stock Option Plan

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2016, 112,500 stock options were granted, 55,700 stock options were exercisable and 837,500 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015
Risk-free interest rates	1.8%	2.3%
Expected lives	10 years	10 years
Expected volatility	54%	54%
Expected dividend yields	0%	0%

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

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2016		2015
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	112,500	$5.30	78,500	$5.73
Granted	15,000	6.05	44,000	4.43
Terminated	(15,000)	4.29	(10,000)	4.88
Exercised	—	—	—	—
Outstanding, end of year	112,500	$5.54	112,500	$5.30
Exercisable, end of year	55,700	$5.59	27,500	$5.26
Weighted average fair value at grant date of options granted	$3.86		$2.82
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$93,000		$73,000
Total intrinsic value of options exercisable	$43,000		$18,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.29-$6.31	112,500	7.9	$5.54	55,700	$5.59
	112,500	7.9	$5.54	55,700	$5.59

As of June 30, 2016, there was $260,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 15,000 and 44,000 options were granted during the fiscal years ended June 30, 2016 and 2015, respectively. The total fair value of the options vesting during the fiscal years ended June 30, 2016 and 2015 under this plan was $119,000 and $41,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2016, 35,000 stock options were granted, 19,000 stock options were exercisable and 15,000 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2016		2015
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	35,000	$4.73	25,000	$4.88
Granted	—	—	10,000	4.37
Terminated	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of year	35,000	$4.73	35,000	$4.73
Exercisable, end of year	19,000	$4.77	12,000	$4.80
Weighted average fair value at grant date of options granted	n/a		$2.86
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$57,000		$35,000
Total intrinsic value of options exercisable	$30,000		$11,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $4.88	35,000	7.5	$4.73	19,000	$4.77
	35,000	7.5	$4.73	19,000	$4.77

As of June 30, 2016, there was $73,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 0 and 10,000 options were granted during the fiscal years ended June 30, 2016 and 2015, respectively. The total fair value of the options vesting during the fiscal years ended June 30, 2016 and 2015 under this plan was $22,000 and $6,000, respectively.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2016, 1,471,480 stock options had been granted, 102,500 stock options were exercisable and no further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the fiscal years ended June 30,:

	2016		2015
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	208,500	$6.86	265,750	$6.51
Granted	—	—	—	—
Terminated/Lapsed	(38,500)	11.03	(57,250)	5.24
Exercised	(67,500)	5.73	—	—
Outstanding, end of period	102,500	$6.04	208,500	$6.86
Exercisable, end of period	102,500	$6.04	208,500	$6.86
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$42,000		n/a
Total intrinsic value of options outstanding	$40,000		$6,000
Total intrinsic value of options exercisable	$40,000		$6,000

As of June 30, 2016, there was no unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2002 Non-Employee Plan. 67,500 and 0 stock options were exercised during the fiscal years ended June 30, 2016 and 2015, respectively. The 67,500 stock options exercised during the fiscal year ended June 30, 2015 were settled by exchanging 53,868 shares of the Company’s common stock which was included in Treasury Stock upon receipt. No cash was received from option exercises for either of the fiscal years ended June 30, 2016 and 2015 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at June 30, 2016:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$5.35-$6.62	102,500	0.7	$6.04
	102,500	0.7	$6.04

NOTE 8 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreements described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the fiscal year ended June 30, 2016 the Company repurchased 192,767 shares of its outstanding common stock for a weighted average price of $5.73 per share. These repurchased shares are included in the Company’s Treasury Stock as of June 30, 2016.

During fiscal 2016, certain employees exercised incentive stock options under the Company’s 2002 Plan totaling 67,500 shares. All of these exercises were completed as cashless exercises as allowed for under the 2002 Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 53,868 and was based upon the per share price on the effective date of the option exercise.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $111,000 and $122,000 for the years ended June 30, 2016 and 2015, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2019. Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending June 30,	Amount
2017	$23,000
2018	22,000
2019	14,000
Total	$59,000

Rent expense, with the exception of the land lease referred to below, totaled approximately $26,000 and $30,000 for the fiscal years ended June 30, 2016 and 2015, respectively.

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

Employment Agreements

As of June 30, 2016, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $670,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2018 and provides for an annual salary of $315,000, a bonus arrangement for fiscal 2016 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The employment agreement with the SVP of Engineering expires in August 2018 and provides for an annual salary of $285,000, a bonus arrangement and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations

	2016	2015
	(in thousands)
Sales to external customers(1):
Domestic	$79,931	$74,736
Foreign	2,582	3,026
Total Net Sales	$82,513	$77,762

Identifiable assets:
United States	$51,272	$50,998
Dominican Republic (2)	13,497	14,039
Total Identifiable Assets	$64,769	$65,037

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2016 = $10,076; 2015 = $10,546) and fixed assets (2016 = $3,311; 2015 = $3,347) located at the Company's principal manufacturing facility in the Dominican Republic.

NOTE 12 – Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting.  Management is responsible for the preparation of the Company’s consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations in conformity with generally accepted accounting principles.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and other guidance prepared specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

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

The Board of Directors of the Company has an Audit Committee comprised of three non-management directors. The Committee meets periodically with financial management and the independent auditors to review accounting, control, audit and financial reporting matters. Baker Tilly Virchow Krause, LLP has full and free access to the Audit Committee, with and without the presence of management.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected or is likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors appearing in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (“Proxy Statement”) under the heading “Election of Directors”, is incorporated herein by reference.

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

Information regarding Equity Compensation Plan Information as of June 30, 2016 is included in Item 5.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)3 and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title

Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011

Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June, 30 2011

Ex-3.(iii)	Amended and Restated By-Laws	Exhibit 3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010

Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.06	Continuing General Security Agreement	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.09	Amendment No. 3 to Third Amended and Restated Credit Agreement	Exhibit 1.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 28, 2016

*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008

*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012

*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012

*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010

*Ex-10.J	Employment Agreement between the Registrant and Jorge Hevia dated December 20, 1999	Exhibit 10.J to Report on Form 8-K (Commission file No. 0-10004) dated November 29, 2012

*Ex-10.M	Indemnification Agreement dated August 9, 1999	Exhibit 10.M to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2012

*Ex-10.N	Two (2) Year Extension, dated November 13, 2015, of Employment Agreement between the Registrant and Michael Carrieri	Exhibit 10.N to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2015

*Ex-10.O	Severance Agreement between the Registrant and Kevin S Buchel dated December 30, 2015	Exhibit 10.O to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2015

*Ex-10.P	Two (2) Year Extension, dated November 13, 2015, of Employment Agreement between the Registrant and Jorge Hevia	Exhibit 10.N to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2015

Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010

Ex-21.0	Subsidiaries of the Registrant	E-18

Ex-23.1	Consent of Independent Auditors	E-19

Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20

Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21

Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22

Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23

Ex-101.INS	XBRL Instance Document

Ex-101.SCH	XBRL Taxonomy Extension Schema Document

Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 8, 2016

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/RICHARD SOLOWAY	Chairman of the Board of Directors,	September 8, 2016
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/KEVIN S. BUCHEL	Senior Vice President of Operations	September 8, 2016
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/PAUL STEPHEN BEEBER	Director	September 8, 2016
Paul Stephen Beeber

/s/RANDY B. BLAUSTEIN	Director	September 8, 2016
Randy B. Blaustein

/s/ARNOLD BLUMENTHAL	Director	September 8, 2016
Arnold Blumenthal

/s/DONNA SOLOWAY	Director	September 8, 2016
Donna Soloway

/s/ANDREW J. WILDER	Director	September 8, 2016
Andrew J. Wilder