Form 10-K
period 2017-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2017-09-13
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2017

or

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

Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

As of December 31, 2016, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $100,041,141.

As of September 11, 2017, 18,846,657 shares of common stock of Registrant were outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2017 Annual Meeting of Stockholders.

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

Research and Development

The Company's business involves a high technology element. Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. During the fiscal years ended June 30, 2017, 2016 and 2015, the Company expended approximately $6,723,000, $6,169,000 and $5,382,000, respectively, on Company-sponsored research and development activities conducted primarily by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2017, the Company had 1,101 full-time employees.

Marketing

The Company's staff of 54 sales and marketing support employees located at the Company's Amityville offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 49%, 51% and 53% of the Company's total sales for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The remaining revenues are primarily from installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities.

In the ordinary course of the Company's business the Company grants extended payment terms to certain customers. The Company had one customer with an accounts receivable balance that comprised 24% and 22% of the Company’s accounts receivable at June 30, 2017 and 2016, respectively. Sales to this customer comprised 13% of net sales in each of the fiscal years ended June 30, 2017, 2016 and 2015. For further discussion on Concentration of Credit Risk see disclosures included in Item 1A and Item 7.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $922,000, $1,592,000 and $2,044,000 existed as of June 30, 2017, 2016 and 2015, respectively. The Company expects to fill the entire backlog that existed as of June 30, 2017 during fiscal 2018.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last three fiscal years are summarized in the following table:

Financial Information Relating to Domestic and Foreign Operations

	Fiscal Year ended June 30,
	2017	2016	2015
	(in thousands)
Sales to external customers(1):
Domestic	$84,820	$79,931	$74,736
Foreign	2,554	2,582	3,026
Total Net Sales	$87,374	$82,513	$77,762

	As of June 30,
	2017	2016	2015
Identifiable assets:
United States	$55,550	$51,272	$50,998
Dominican Republic (2)	15,312	13,497	14,039
Total Identifiable Assets	$70,862	$64,769	$65,037

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2017 = $11,831; 2016 = $10,076; 2015 = $10,546) and fixed assets (2017 = $3,233; 2016 = $3,311; 2015 = $3,347) located at the Company's principal manufacturing facility in the Dominican Republic.

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

The Markets We Serve Are Highly Competitive and We May Be Unable to Compete Effectively

We compete with approximately 20 other companies that manufacture and market security equipment to distributors, dealers, control stations and original equipment manufacturers. Most of these companies may have substantially greater financial and other resources than the Company. The Company competes primarily on the basis of the features, quality, reliability and pricing of, and the incorporation of the latest innovative and technological advances into, its products. The Company also competes by offering technical support services to its customers. In addition, the Company competes on the basis of its expertise, its proven products, its reputation and its ability to provide products to customers on a timely basis. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company's business.

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

Members of Management and Certain Directors Beneficially Own a Substantial Portion of the Company’s Common Stock and May Be in a Position to Determine the Outcome of Corporate Elections

Richard L. Soloway, our Chief Executive Officer, members of management and the Board of Directors beneficially own approximately 38% of the currently outstanding shares of Common Stock. By virtue of such ownership and their positions with Napco, they may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to Napco’s stockholders.

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

Our Business Could Be Materially Adversely Affected as a Result of the Inability to Maintain Adequate Financing

Our business is dependent on maintaining adequate levels of financing used to fund operations and capital expenditures. The current debt facilities provide for certain financial covenants relating to ratios affected by profit, asset and debt levels. If the Company’s profits, asset or cash-flow levels decline below the minimums required to meet these covenants, the Company may be materially adversely affected. Effects on the Company could include higher interest costs, reduction in borrowing availability or revocation of these credit facilities.

If We are Unable to Successfully Remediate any Material Weakness in our Internal Control over Financial Reporting, or Identify any Additional Material Weaknesses, the Accuracy and Timing of our Financial Reporting may be Adversely Affected, We May be Unable to Maintain Compliance with Securities Law Requirements Regarding Timely Filing of Periodic Reports in Addition to Applicable Stock Exchange Listing Requirements, and our Stock Price May Decline Materially as a Result.

In connection with the audit of our consolidated financial statements for the year ended June 30, 2017, our management and independent registered public accounting firm concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified related to controls over revenue, specifically regarding the application of controls related to the existence and completeness of product shipments and services as well as the accuracy of the extended pricing of goods and services sold to customers and have been included in management’s assessment.

While we expect to take the measures necessary to address the underlying causes of these material weaknesses, we cannot at this time estimate how long it will take and our efforts may not prove to be successful in remediating these material weaknesses. While we have not incurred and do not expect to incur material expenses specifically related to the remediation of these material weaknesses, actual expenses may exceed our current estimates and overall costs of compiling the system and processing documentation necessary to assess the effectiveness of our internal control over financial reporting may be material.

We cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. If we are unable to successfully remediate any material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result.

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

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A. (formerly known as NAPCO/Alarm Lock Grupo International, S.A.), owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual cost of approximately $288,000. As of June 30, 2017, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

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

	Quarter Ended Fiscal 2017
	Sept. 30	Dec. 31	March 31	June 30
Common Stock

High	$7.48	$8.55	$10.70	$10.65
Low	$6.36	$7.00	$8.05	$8.80

	Quarter Ended Fiscal 2016
	Sept. 30	Dec. 31	March 31	June 30
Common Stock

High	$6.09	$7.33	$6.32	$6.64
Low	$5.47	$5.41	$5.18	$5.57

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 11, 2017 was 94 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock. Any cash dividends must be approved by the Company's lenders.

Equity Compensation Plan Information as of June 30, 2017

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS (a)		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING SECURITIES REFLECTED IN COLUMN (a) (c)
Equity compensation plans approved by security holders:	89,800	(1)	$5.64	857,900	(2)
Equity compensation plans not approved by security holders:	—		—	—
Total	89,800	(1)	$5.64	857,900	(2)

(1)	The 2002 Employee Stock Option Plan expired in 2012. 5,000 options are outstanding under the 2002 Plan. No further options may be granted under this plan.
(2)	In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards.

ITEM 6: SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30
	(In thousands, except share and per share data)
	2017	2016	2015	2014	2013
Statement of earnings data:
Net Sales	$87,374	$82,513	$77,762	$74,382	$71,386
Gross Profit	29,578	27,584	26,047	23,713	21,724
Income from Operations	6,378	6,323	5,281	4,316	3,717
Net Income	5,599	5,773	4,845	3,476	3,021
Cash Flow Data:
Net cash flows provided by operating activities	2,448	9,160	3,887	4,743	4,899
Net cash flows used in investing activities	(1,414)	(693)	(730)	(753)	(383)
Net cash flows used in financing activities	(1,385)	(7,008)	(3,294)	(4,736)	(4,266)
Per Share Data:
Net earnings per common share:
Basic	$0.30	$0.31	$0.25	$0.18	$0.16
Diluted	$0.30	$0.31	$0.25	$0.18	$0.16
Weighted average common shares outstanding:
Basic	18,809,000	18,874,000	19,164,000	19,392,000	19,210,000
Diluted	18,854,000	18,894,000	19,169,000	19,428,000	19,362,000
Cash Dividends declared per common share (1)	$.00	$.00	$.00	$.00	$.00
Balance sheet data:
Working capital (2)	$40,798	$36,888	$35,590	$33,436	$33,221
Total assets	70,862	64,769	65,037	63,364	63,903
Long-term debt	3,500	4,500	9,100	10,200	14,800
Stockholders' equity	56,889	51,273	46,504	43,752	40,335

(1)	The Company has never paid a dividend on its common stock.
(2)	Working capital is calculated by deducting Current Liabilities from Current Assets.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 3%, 3% and 4% of our revenues for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 6-8% of revenues to research and development (R&D) on an annual basis. The Company does not expect products resulting from our R&D investments in a given fiscal year to contribute materially to revenue during that same fiscal year, but should benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

Economic and Other Factors

We are subject to the effects of general economic and market conditions. In the event that the U.S. or international economic conditions deteriorate, our revenue, profit and cash-flow levels could be materially adversely affected in future periods. In the event of such deterioration, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. If such events do occur, they may result in our fixed and semi-variable expenses becoming too high in relation to our revenues and cash flows.

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of Napco's products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand is affected by the housing and construction markets. The timing of any significant deterioration of the current economic conditions may also affect this trend.

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its 2017 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 24% and 22% of the Company’s accounts receivable at June 30, 2017 and 2016, respectively. Sales to this customer comprised 13% of net sales in each of the fiscal years ended June 30, 2017, 2016 and 2015.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $155,000 and $145,000 as of June 30, 2017 and 2016, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company’s overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and actual results could differ from those estimates.

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

For the year ended June 30, 2017, the Company recognized a net income tax expense of $696,000. During the year ending June 30, 2017 the Company increased its reserve for uncertain income tax positions by $35,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2017, the Company had accrued interest totaling $0 and $183,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

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

Liquidity and Capital Resources

The Company's cash on hand as of June 30, 2016 combined with proceeds from operating activities during fiscal 2017 were adequate to meet the Company's capital expenditure needs and debt obligations during fiscal 2017. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of external financing is a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021. As of June 30, 2017, $3,500,000 was outstanding under this revolving line of credit. As of June 30, 2017, the Company's unused sources of funds consisted principally of $3,454,000 in cash and $7,500,000 unused balance available under its revolving line of credit.

During the year ended June 30, 2017 the Company utilized a portion of its cash on hand at June 30, 2016 ($2,714,000 of $3,805,000) to repay outstanding debt ($1,300,000) and purchase property, plant and equipment ($1,414,000).

As of June 30, 2017, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021. The term loan which was outstanding as of June 30, 2016 was repaid in full as of June 30, 2017. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The Revolving Credit Facility contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

Outstanding balances and interest rates as of June 30, 2017 and June 30, 2016 are as follows:

	June 30, 2017		June 30, 2016
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$3,500	2.2%	$2,000	1.6%
Term loans	—	—	2,800	1.6%
Total debt	$3,500	2.2%	$4,800	1.6%

The Company believes its current working capital, anticipated cash flows from operations and its Revolving Credit Agreement will be sufficient to fund the Company’s operations through at least the next twelve months.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2017	2016
Current Ratio	4.9 to 1	5.1 to 1
Sales to Receivables	4.3 to 1	4.3 to 1
Total debt to equity	.06 to 1	.09 to 1

As of June 30, 2017, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual cost of approximately $288,000.

Working Capital. Working capital increased by $3,910,000 to $40,798,000 at June 30, 2017 from $36,888,000 at June 30, 2016. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $1,263,000 to $20,275,000 at June 30, 2017 as compared to $19,012,000 at June 30, 2016. The increase in Accounts Receivable was due primarily to an increase in sales for the quarter ended June 30, 2017 as compared to the same quarter a year ago.

Inventories. Inventories, which include both current and non-current portions, increased by $5,242,000 to $30,579,000 at June 30, 2017 as compared to $25,337,000 at June 30, 2016. The increase was due primarily to the Company building up stock of its expanding line of cellular communication products. The increase in inventory was also due to unexpected softness in demand of industrial door locking products which the Company believes is temporary. The Company believes that inventory levels of these products will decrease as demand increases.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses, not including income taxes payable, increased by $1,496,000 to $10,184,000 as of June 30, 2017 as compared to $8,688,000 at June 30, 2016. This increase is primarily due to the increase in inventory as described above.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company's contractual obligations by fiscal year:

	Payments due by period:
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$3,500,000	$—	$—	$3,500,000	$—
Land lease (76 years remaining) (1)	21,600,000	288,000	576,000	576,000	20,160,000
Operating lease obligations	36,000	27,000	14,000	—	—
Other long-term obligations (employment agreements) (1)	1,515,000	1,391,000	124,000	—	—
Total	$26,651,000	$1,701,000	$714,000	$4,076,000	$20,160,000

(1)	See footnote 10 to the accompanying consolidated financial statements.

Results of Operations

Fiscal 2017 Compared to Fiscal 2016

	Fiscal year ended June 30,
	2017	2016	% Increase/ (decrease)
Net sales	$87,374	$82,513	5.9%
Gross profit	29,578	27,584	7.2%
Gross profit as a % of net sales	33.9%	33.4%	1.5%
Selling, general and administrative	23,200	21,261	9.1%
Selling, general and administrative as a % of net sales	26.6%	25.8%	3.1%
Income from operations	6,378	6,323	0.9%
Interest expense, net	83	179	(53.6)%
Provision for income taxes	696	371	87.6%
Net income	5,599	5,773	(3.0)%

Net sales in fiscal 2017 increased by $4,861,000 to $87,374,000 as compared to $82,513,000 in fiscal 2016. The increase in net sales was primarily due to increased sales of the Company’s Napco brand intrusion products ($4,081,000), Marks brand door-locking products ($808,000) and Continental brand access control products ($240,000) and was partially offset by decreases in the Company’s Alarm Lock brand door-locking products ($268,000).

The Company's gross profit increased by $1,994,000 to $29,578,000 or 33.9% of net sales in fiscal 2017 as compared to $27,584,000 or 33.4% of net sales in fiscal 2016. Gross profit was primarily affected by the increase in net sales as discussed above as partially offset by increased Research and Development expenditures which are included in Cost of Sales.

Selling, general and administrative expenses for fiscal 2017 increased by $1,939,000 to $23,200,000 as compared to $21,261,000 in fiscal 2016. Selling, general and administrative expenses as a percentage of net sales increased to 26.6% in fiscal 2017 from 25.8% in fiscal 2016. The increases in dollars and as a percentage of sales resulted primarily from increases in selling wages and commissions as well as increased advertising and tradeshow expenditures. The Company increased expenditures in these areas in order to generate higher sales.

Interest expense for fiscal 2017 decreased by $96,000 to $83,000 from $179,000 for the same period a year ago. The decrease in interest expense is primarily the result of the Company’s reduction of its outstanding borrowings under its revolving line of credit and its term loan, which was repaid in full during fiscal 2017.

The Company’s provision for income taxes for fiscal 2017 increased by $325,000 to $696,000 as compared to $371,000 for the same period a year ago. The increase in income taxes from fiscal 2016 to fiscal 2017 resulted primarily from the benefit recognized in fiscal 2016 from a one-time reversal  of certain reserves.

Net income for fiscal 2017 decreased by $174,000 to $5,599,000 as compared to $5,773,000 in fiscal 2016. This resulted primarily from the items discussed above.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At June 30, 2017, an aggregate principal amount of approximately $3,500,000 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately 2.2%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $35,000 in interest that year.

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $700,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

a. Financial Statements: Financial statements required pursuant to this Item are presented on pages FS-1 through FS-25 of this report as follows:

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

Management Report on Internal Control

Management has prepared and is responsible for our consolidated financial statements and related notes. Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Napco Technologies, Inc. (the “Company”) internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses: 1. The documentation of a key review control over product shipments was not designed properly to evidence the operating effectiveness of the control, and a portion of the Company’s shipments were not subjected to this review control due to in-process consolidation of warehouse operations. This was rectified by the end of the period. 2. Controls around subscription-based service revenue were not assessed at the transaction level because they are largely automated, but subjected only to management-level reasonableness review 3. Management’s reviews of price lists and pricing discounts are not formally documented on a consistent basis, and 4. Review of system-based pricing for certain products and services was not performed to correct data entry errors, although no significant errors were detected.

Management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of June 30, 2017, the Company did not maintain effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors

Napco Security Technologies, Inc. and Subsidiaries

Amityville, New York

We have audited Napco Security Technologies, Inc. and Subsidiaries internal control over financial reporting as of June 30, 2017, based on criteria established in or Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Napco Security Technologies, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified related to controls over revenue, specifically regarding the application of controls related to the existence and completeness of product shipments and services as well as the accuracy of the extended pricing of goods and services sold to customers and have been included in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated September 13, 2017 on those financial statements.

In our opinion, Napco Security Technologies, Inc. and Subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017 and our report dated September 13, 2017 expressed an unqualified opinion thereon.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

New York, New York
September 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Napco Security Technologies, Inc. and Subsidiaries

Amityville, New York

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Napco Security Technologies, Inc. and Subsidiaries at June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Napco Security Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2017 expressed an adverse opinion thereon.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP
New York, New York
September 13, 2017

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and 2016

(In Thousands)

ASSETS

	2017	2016
CURRENT ASSETS
Cash and cash equivalents	$3,454	$3,805
Accounts receivable, net of allowance for doubtful accounts of $155 and $145 at June 30, 2017 and 2016, respectively, and other reserves	20,275	19,012
Inventories	26,212	21,428
Prepaid expenses and other current assets	1,330	936
Deferred income taxes	—	703

Total Current Assets	51,271	45,884

Inventories - non-current	4,367	3,909
Deferred income taxes	644	436
Property, plant and equipment, net	6,543	6,049
Intangible assets, net	7,916	8,357
Other assets	121	134

TOTAL ASSETS	$70,862	$64,769

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and 2016

(In Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2017	2016
CURRENT LIABILITIES
Current maturities of long term debt	$—	$300
Accounts payable	5,653	4,328
Accrued expenses	2,209	1,893
Accrued salaries and wages	2,322	2,467
Accrued income taxes	289	8
Total Current Liabilities	10,473	8,996
Long-term debt, net of current maturities	3,500	4,500
Total Liabilities	13,973	13,496
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,174,507 and 21,116,743 shares issued; and 18,844,657 and 18,786,893 shares outstanding, respectively	212	211
Additional paid-in capital	16,638	16,622
Retained earnings	51,771	46,172
	68,621	63,005
Less: Treasury Stock, at cost (2,329,850 and 2,329,850 shares, respectively)	(11,732)	(11,732)
TOTAL STOCKHOLDERS' EQUITY	56,889	51,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,862	$64,769

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2017, 2016 and 2015

(In Thousands, Except Share and Per Share Data)

	2017	2016	2015

Net sales	$87,374	$82,513	$77,762
Cost of sales	57,796	54,929	51,715
Gross Profit	29,578	27,584	26,047
Selling, general, and administrative expenses	23,200	21,261	20,766
Operating Income	6,378	6,323	5,281
Other expense:
Interest expense, net	83	179	215
Other, net	—	—	5
	83	179	220
Income before Provision for Income Taxes	6,295	6,144	5,061
Provision for Income Taxes	696	371	216
Net Income	$5,599	$5,773	$4,845

Income per share:
Basic	$0.30	$0.31	$0.25
Diluted	$0.30	$0.31	$0.25

Weighted average number of shares outstanding:
Basic	18,809,000	18,874,000	19,164,000
Diluted	18,854,000	18,894,000	19,169,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 30, 2017, 2016 and 2015

(In Thousands, Except Share Data)

	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
BALANCE June 30, 2014	21,049,243	$210	$16,032	(1,630,167)	$(8,044)	$35,554	$43,752
Repurchase of Treasury Shares	—	—	—	(453,048)	(2,194)	—	(2,194)
Stock-based compensation expense	—	—	101	—	—	—	101
Net income	—	—	—	—	—	4,845	4,845
BALANCE June 30, 2015	21,049,243	$210	$16,133	(2,083,215)	$(10,238)	$40,399	$46,504
Repurchase of Treasury Shares	—	—	—	(192,767)	(1,108)	—	(1,108)
Stock Options Exercised	67,500	1	386	(53,868)	(386)	—	1
Stock-based compensation expense	—	—	103	—	—	—	103
Net income	—	—	—	—	—	5,773	5,773
BALANCE June 30, 2016	21,116,743	$211	$16,622	(2,329,850)	$(11,732)	$46,172	$51,273
Stock Options Exercised, net of tax effect	57,764	1	(86)	—	—	—	(85)
Stock-based compensation expense	—	—	102	—	—	—	102
Net income	—	—	—	—	—	5,599	5,599
BALANCE June 30, 2017	21,174,507	$212	$16,638	(2,329,850)	$(11,732)	$51,771	$56,889

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2017, 2016 and 2015 (In Thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,599	$5,773	$4,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,374	1,420	1,570
Change to inventory obsolescence reserve	(457)	(455)	(472)
Provision for doubtful accounts	10	(30)	66
Deferred income taxes	361	375	230
Non-cash stock based compensation expense	102	103	101
Changes in operating assets and liabilities:
Accounts receivable	(1,273)	(988)	(1,156)
Inventories	(4,785)	1,988	(1,388)
Prepaid expenses and other current assets	(394)	110	(57)
Income tax receivable	—	—	121
Tax deficiency from stock-based awards	134	—	—
Other assets	—	—	6
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,777	864	21
Net Cash Provided by Operating Activities	2,448	9,160	3,887
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,414)	(693)	(730)
Net Cash Used in Investing Activities	(1,414)	(693)	(730)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(2,800)	(5,900)	(1,600)
Proceeds from long-term debt	1,500	—	500
Proceeds from stock option exercises	49	—	—
Tax deficiency from stock-based awards	(134)	—	—
Cash paid for purchase of treasury stock	—	(1,108)	(2,194)
Net Cash Used in Financing Activities	(1,385)	(7,008)	(3,294)
Net Change in Cash and Cash Equivalents	(351)	1,459	(137)
CASH AND CASH EQUIVALENTS - Beginning	3,805	2,346	2,483
CASH AND CASH EQUIVALENTS - Ending	$3,454	$3,805	$2,346
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$88	$184	$215
Income taxes paid	$54	$—	$29
Surrender of Common Shares	86	54	—

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of June 30, 2017 due to their short-term maturities; Long-Term Debt - The carrying amount of the Company’s long-term debt, including the current portion, at June 30, 2017 in the amount of $3,500,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at June 30, 2017 and June 30, 2016. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2017 and June 30, 2016. The Company has historically not experienced any credit losses with balances in excess of FDIC limits

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $155,000 and $145,000 and for returns and other allowances of $1,250,000 and $1,255,000 as of June 30, 2017 and June 30, 2016, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company’s overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and actual results could differ from those estimates.

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

Changes in intangible assets are as follows (in thousands):

	June 30, 2017			June 30, 2016
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(7,784)	$2,016	$9,800	$(7,343)	$2,457
Non-compete agreement	340	(340)	—	340	(340)	—
Trade name	5,900	—	5,900	5,900	—	5,900
	$16,040	$(8,124)	$7,916	$16,040	$(7,683)	$8,357

Amortization expense for intangible assets subject to amortization was approximately $441,000, $529,000 and $667,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2018 - $371,000; 2019 - $313,000; 2020 -$264,000; 2021 - $223,000; and 2022 - $188,000. The weighted average amortization period for intangible assets was 11.1 years and 12.1 years at June 30, 2017 and 2016, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 7%, 7% and 8% for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2017, 2016 and 2015 was $2,444,000, $2,144,000 and $1,671,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of operations. Company-sponsored research and development expense for the fiscal years ended June 30, 2017, 2016 and 2015 was $6,723,000, $6,169,000 and $5,382,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

	Net Income			Weighted Average Shares			Net Income per Share
	2017	2016	2015	2017	2016	2015	2017	2016	2015

Basic EPS	$5,599	$5,773	$4,845	18,809	18,874	19,164	$0.30	$0.31	$0.25

Effect of Dilutive Securities:
Stock Options	—	—	—	45	20	5	—	—	—

Diluted EPS	$5,599	$5,773	$4,845	18,854	18,894	19,169	$0.30	$0.31	$0.25

Options to purchase 0, 127,404 and 255,688 shares of common stock for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $102,000, $103,000 and $101,000 were recognized for fiscal years ended June 30, 2017, 2016 and 2015, respectively. The effect on both Basic and Diluted Earnings per share was $0.01 for each of the fiscal years ended June 30, 2017, 2016 and 2015.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not material for the fiscal years ended June 30, 2017, 2016 and 2015.

Comprehensive Income

For the fiscal years ended June 30, 2017, 2016 and 2015, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($461,000, $492,000 and $515,000 in the fiscal years ended June 30, 2017, 2016 and 2015, respectively) and classifies the costs associated with these revenues in cost of sales ($947,000, $918,000 and $945,000 in fiscal years ended June 30, 2017, 2016 and 2015).

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that changes the way companies account for certain aspects of share-based payments to employees. The most significant impact relates to the accounting for income tax effects of share-based compensation awards.  This new guidance is part of the FASB’s simplification initiative and requires that all excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the income statement. In addition, companies are required to treat the tax effects of exercised or vested awards as discrete items in the period that they occur.  Other updates include changing the threshold on tax withholding requirements.  Under this guidance, an employer can withhold up to the maximum statutory withholding rates in a jurisdiction without tainting the award classification.  Additionally, this guidance allows companies to elect a forfeiture recognition method whereby they account for forfeitures as they occur (actual) or they estimate the number of awards expected to be forfeited (current GAAP).  Lastly, as it relates to public entities, this guidance also provides requirements for the cash flow classification of cash paid by an employer when directly withholding shares for tax-withholding purposes and excess tax benefits.  This guidance becomes effective for the Company’s fiscal 2018 first quarter, with early adoption permitted, and the guidance prescribes different transition methods for the various provisions (i.e., retrospective, modified retrospective, or prospective).  The Company does not expect this to have a material effect on its consolidated results of operations and financial condition.

.

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

NOTE 2 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 24% and 22% of the Company’s accounts receivable June 30, 2017 and 2016, respectively. Sales to this customer comprised 13% of net sales in each of the fiscal years ended June 30, 2017, 2016 and 2015.

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

Inventories, net of reserves consist of the following (in thousands):

	June 30,
	2017	2016
Component parts	$16,638	$14,021
Work-in-process	4,415	3,758
Finished product	9,526	7,558
	$30,579	$25,337
Classification of inventories, net of reserves:
Current	$26,212	$21,428
Non-current	4,367	3,909
	$30,579	$25,337

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30,
	2017	2016	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,058	7,036	3 to 5
Furniture and fixtures	2,570	2,531	5 to 10
Machinery and equipment	22,183	21,035	7 to 10
Leasehold improvements	485	294	Shorter of the lease term or life of asset
	42,111	40,711
Less: accumulated depreciation and amortization	(35,568)	(34,662)
	$6,543	$6,049

Depreciation and amortization expense on property, plant, and equipment was approximately $920,000, $878,000 and $890,000 in fiscal 2017, 2016 and 2015, respectively.

NOTE 5 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended June 30,
	2017	2016	2015
Current income taxes:
Federal	$280	$(31)	$(49)
State	55	27	35
	335	(4)	(14)
Deferred income tax provision	361	375	230
Provision for income taxes	$696	$371	$216

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30, (dollars in thousands):

	2017		2016		2015
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income

Tax at Federal statutory rate	$2,140	34.0%	$2,089	34.0%	$1,721	34.0%

Increases (decreases) in taxes resulting from:
Meals and entertainment	68	1.1%	61	1.0%	66	1.3%
State income taxes, net of Federal income tax benefit	28	0.4%	20	0.3%	21	0.4%
Foreign source income not subject to tax	(1,286)	(20.4)%	(1,278)	(20.8)%	(1,069)	(21.1)%
R&D Credit refund	(286)	(4.5)%	(415)	(6.8)%	(328)	(6.5)%
Undistributed foreign earnings	—	—%	(90)	(1.4)%	(93)	(1.8)%
Other, net	32	0.5%	(16)	(0.3)%	(102)	(2.0)%

Effective tax rate	$696	11.1%	$371	6.0%	$216	4.3%

Deferred tax assets and deferred tax liabilities at June 30, 2017 and 2016 are as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	2017	2016
Accounts receivable	$26	$26
Inventories	586	564
Accrued Liabilities	453	400
Stock based compensation expense	28	154
Intangibles	(258)	(14)
R&D credit	1,427	1,214
Property, plant and equipment	(579)	(503)
Other deferred tax liabilities	(1,039)	(702)
	644	1,139
Valuation allowance	—	—
Net deferred tax assets	$644	$1,139

The Company has identified the United States and New York State as its major tax jurisdictions. The fiscal 2012 and forward years are still open for examination.

During the year ending June 30, 2017 the Company increased its reserve for uncertain income tax positions by $35,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2017, the Company had accrued interest totaling $0 and $183,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total

Balance of gross unrecognized tax benefits as of July 1, 2015	$102	$—	$102
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	46	—	46

Balance of gross unrecognized tax benefits as of June 30, 2016	148	$—	148
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	35	—	35

Balance of gross unrecognized tax benefits as of June 30, 2017	$183	$—	$183

The Company plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided US corporate taxes on the permanently reinvested earnings. As of June 30, 2017, the Company had approximately $12.4 million of undistributed earnings of foreign subsidiaries.

NOTE 6 - Long-Term Debt

As of June 30, 2017, long-term debt consisted of a revolving line of credit of $11,000,000 (“Agreement”) which expires in June 2021. The Company had one term loan outstanding at June 30, 2016 which was repaid during fiscal 2017.

Outstanding balances and interest rates as of June 30, 2017 and June 30, 2016 are as follows:

	June 30, 2017		June 30, 2016
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$3,500	2.2%	$2,000	1.6%
Term loan	—	—	2,800	1.6%
Total debt	$3,500	2.2%	$4,800	1.6%

The Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 1.15% to 2.00%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, and the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

The Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Agreement.

NOTE 7 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the fiscal years ended June 30, 2017, 2016 and 2015, the Company recorded non-cash compensation expense of $102,000 ($0.01 per basic and diluted share), $103,000 ($0.01 per basic and diluted share) and $101,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation

2012 Employee Stock Option Plan

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2017, 70,600 stock options were granted, 38,700 stock options were exercisable and 843,900 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2017, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rates	2.4%	1.8%	2.3%
Expected lives	10 years	10 years	10 years
Expected volatility	52%	54%	54%
Expected dividend yields	0%	0%	0%

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

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2017		2016
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	112,500	$5.54	112,500	$5.30
Granted	5,000	8.15	15,000	6.05
Terminated	(11,400)	6.10	(15,000)	4.29
Exercised	(35,500)	5.13	—	—
Outstanding, end of year	70,600	$5.84	112,500	$5.54
Exercisable, end of year	38,700	$5.98	55,700	$5.59

Weighted average fair value at grant date of options granted	$5.22		$3.86
Total intrinsic value of options exercised	$152,000		n/a
Total intrinsic value of options outstanding	$252,000		$93,000
Total intrinsic value of options exercisable	$132,000		$43,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.29-$8.15	70,600	7.0	$5.84	38,700	$5.58
	70,600	7.0	$5.84	38,700	$5.58

As of June 30, 2017, there was $119,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 5,000 and 15,000 options were granted during the fiscal years ended June 30, 2017 and 2016, respectively. 34,000 of the 35,500 stock options exercised during the fiscal year ended June 30, 2017 were settled by exchanging 16,120 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The total fair value of the options vesting during the fiscal years ended June 30, 2017 and 2016 under this plan was $79,000 and $119,000, respectively. $10,000 and $0 was received from option exercises for the fiscal years ended June 30, 2017 and 2016, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2017, 14,200 stock options were granted, 5,200 stock options were exercisable and 15,000 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2017		2016
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	35,000	$4.73	35,000	$4.73
Granted	—	—	—	—
Terminated	—	—	—	—
Exercised	(20,800)	4.76	—	—
Outstanding, end of year	14,200	$4.69	35,000	$4.73
Exercisable, end of year	5,200	$4.76	19,000	$4.77

Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$96,000		n/a
Total intrinsic value of options outstanding	$67,000		$57,000
Total intrinsic value of options exercisable	$24,000		$30,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $4.88	14,200	6.6	$4.69	5,200	$4.76
	14,200	6.6	$4.69	5,200	$4.76

As of June 30, 2017, there was $28,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the fiscal years ended June 30, 2017 and 2016, respectively. The 20,800 stock options exercised during the fiscal year ended June 30, 2017 were settled by exchanging 9,998 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The total fair value of the options vesting during each of the fiscal years ended June 30, 2017 and 2016 under this plan was $22,000.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2017, 1,471,480 stock options had been granted, 5,000 stock options were exercisable and no further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the fiscal years ended June 30,:

	2017		2016
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	102,500	$6.04	208,500	$6.86
Granted	—	—	—	—
Terminated/Lapsed	(10,500)	6.02	(38,500)	11.03
Exercised	(87,000)	6.08	(67,500)	5.73
Outstanding, end of period	5,000	$5.35	102,500	$6.04
Exercisable, end of period	5,000	$5.35	102,500	$6.04

Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$289,000		$42,000
Total intrinsic value of options outstanding	$20,000		$40,000
Total intrinsic value of options exercisable	$20,000		$40,000

The following table summarizes information about stock options outstanding under the 2002 Employee Plan at June 30, 2017:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$5.35	5,000	0.3	$5.35
	5,000	0.3	$5.35

As of June 30, 2017, there was no unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2002 Non-Employee Plan. 87,000 and 67,500 stock options were exercised during the fiscal years ended June 30, 2017 and 2016, respectively. 80,500 of the 87,000 stock options exercised during the fiscal year ended June 30, 2017 were settled by exchanging 59,418 shares of the Company’s common stock which was included in Treasury Stock upon receipt. The 67,500 stock options exercised during the fiscal year ended June 30, 2016 were settled by exchanging 53,868 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. $39,000 and $0 was received from option exercises for the fiscal years ended June 30, 2017 and 2016, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

NOTE 8 - Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreements described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the fiscal year ended June 30, 2017 the Company did not repurchase any shares of its outstanding common stock. Shares repurchased prior to fiscal 2017 are included in the Company’s Treasury Stock as of June 30, 2017.

During fiscal 2017, certain employees and Directors exercised incentive stock options under the Company’s 2012 and 2002 Plans totaling 143,300 shares. 135,300 of these exercises were completed as cashless exercises as allowed for under the Plans, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 85,536 and was based upon the per share price on the effective date of the option exercise.

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

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $118,000, $111,000 and $122,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2019. Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending June 30,	Amount
2018	$22,000
2019	14,000

Total	$36,000

Rent expense, with the exception of the land lease referred to below, totaled approximately $23,000, $26,000 and $30,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

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

Employment Agreements

As of June 30, 2017, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $730,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2018 and provides for an annual salary of $324,000, a bonus arrangement for fiscal 2017 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The employment agreement with the SVP of Engineering expires in August 2018 and provides for an annual salary of $293,000, a bonus arrangement for fiscal 2017 and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations

	Fiscal Year ended June 30,
	2017	2016	2015
	(in thousands)
Sales to external customers(1):
Domestic	$84,820	$79,931	$74,736
Foreign	2,554	2,582	3,026

Total Net Sales	$87,374	$82,513	$77,762

	As of June 30,
	2017	2016	2015
Identifiable assets:
United States	$55,550	$51,272	$50,998
Dominican Republic (2)	15,312	13,497	14,039

Total Identifiable Assets	$70,862	$64,769	$65,037

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2017 = $11,831; 2016 = $10,076) and fixed assets (2017 = $3,233; 2016 = $3,311) located at the Company's principal manufacturing facility in the Dominican Republic.

NOTE 12 - Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

b. Supplementary Financial Data

QUARTERLY RESULTS

The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters (in thousands except for per share data):

	Fiscal Year Ended June 30, 2017,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$20,168	$20,715	$20,807	$25,684
Gross Profit	6,452	6,617	6,663	9,846
Income from Operations	716	1,064	1,136	3,462
Net Income	568	857	952	3,222
Net Income Per Share
Basic EPS	.03	.05	.05	.17
Diluted EPS	.03	.05	.05	.17

	Fiscal Year Ended June 30, 2016,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$18,149	$20,497	$19,808	$24,059
Gross Profit	5,637	6,201	6,108	9,638
Income from Operations	324	1,026	1,217	3,756
Net Income	315	976	1,044	3,438
Net Income Per Share(1):
Basic EPS	.02	.05	.06	.18
Diluted EPS	.02	.05	.06	.18

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control over Financial Reporting is set forth on page FS-1.

Audit Opinion on Internal Control over Financial Reporting. The effectiveness of the Company’s internal control over financial reporting has been audited by Baker Tilly Virchow Krause, LLP an independent registered public accounting firm, as stated in their report, which is included herein on page FS-2.

Limitations on Internal Control. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Board of Directors of the Company has an Audit Committee comprised of three non-management directors. The Committee meets periodically with financial management and the independent auditors to review accounting, control, audit and financial reporting matters. Baker Tilly Virchow Krause, LLP has full and free access to the Audit Committee, with and without the presence of management.

Changes in Internal Control over Financial Reporting. During the quarterly period ending June 30, 2017, we identified a material weakness in our internal control over financial reporting regarding controls related to revenue. Beginning in this quarter, we initiated a process to remediate that material weakness. As a result, we made changes in our internal control over financial reporting during the quarter ended June 30, 2017 that would materially affect or are likely to materially affect our internal controls over financial reporting. We improved the design and effectiveness of our controls surrounding shipping operations and scoped in shipments which had not been previously included while undergoing warehouse transitions. We assessed pricing for subscription-based service revenue to ensure it was properly authorized and configured in the system to ensure proper extension when calculating revenue. We instituted additional, documented, management-level reviews of pricing on all products at the order level.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors appearing in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (“Proxy Statement”) under the heading “Election of Directors”, is incorporated herein by reference.

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

Information regarding Equity Compensation Plan Information as of June 30, 2017 is included in Item 5.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)	2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

B. Supplementary Financial Data

(a)	3. and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title

Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011

Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011

Ex-3.(iii)	Amended and Restated By-Laws	Exhibit 3.(iii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010

Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.02 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.03 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.04 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.05 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.06	Continuing General Security Agreement	Exhibit 4.06 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.07 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.08 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.09	Amendment No. 3 to Third Amended and Restated Credit Agreement	Item 1.01 (e) contained in Report on Form 8-K (Commission file No. 0-10004) dated June 28, 2016

*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008

*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012

*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012

*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010

*Ex-10.J	Employment Agreement between the Registrant and Jorge Hevia dated December 20, 1999	Exhibit 10.J to Report on Form 8-K (Commission file No. 0-10004) dated November 29, 2012

*Ex-10.M	Indemnification Agreement dated August 9, 1999	Exhibit 10.M to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2012

*Ex-10.N	Two (2) Year Extension, dated November 13, 2015, of Employment Agreement between the Registrant and Michael Carrieri	Exhibit 10.N to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2015

*Ex-10.O	Severance Agreement between the Registrant and Kevin S Buchel dated December 30, 2015	Exhibit 10.O to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2015

*Ex-10.P	Two (2) Year Extension, dated November 13, 2015, of Employment Agreement between the Registrant and Jorge Hevia	Exhibit 10.N to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2015

Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010

Ex-21.0	Subsidiaries of the Registrant	E-18

Ex-23.1	Consent of Independent Auditors	E-19

Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20

Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21

Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22

Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23

Ex-101.INS	XBRL Instance Document **

Ex-101.SCH	XBRL Taxonomy Extension Schema Document**

Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2017

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/RICHARD SOLOWAY	Chairman of the Board of Directors,	September 13, 2017
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/KEVIN S. BUCHEL	Senior Vice President of Operations	September 13, 2017
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/PAUL STEPHEN BEEBER	Director	September 13, 2017
Paul Stephen Beeber

/s/RANDY B. BLAUSTEIN	Director	September 13, 2017
Randy B. Blaustein

/s/ARNOLD BLUMENTHAL	Director	September 13, 2017
Arnold Blumenthal

/s/DONNA SOLOWAY	Director	September 13, 2017
Donna Soloway

/s/ANDREW J. WILDER	Director	September 13, 2017
Andrew J. Wilder

