Form 10-Q
period 2017-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2017-11-08
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

    NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of: November 6, 2017

COMMON STOCK, $.01 PAR VALUE PER SHARE                 18,848,842

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	June 30, 2017
ASSETS	(in thousands, except for share data)
CURRENT ASSETS
Cash and cash equivalents	$4,453	$3,454
Accounts receivable, net of allowance for doubtful accounts of $175 and $155 at September 30, 2017 and June 30, 2017, respectively, and other reserves	17,746	20,275
Inventories, net	26,284	26,212
Prepaid expenses and other current assets	1,130	1,330
Total Current Assets	49,613	51,271
Inventories - non-current, net	4,854	4,367
Deferred income taxes	484	644
Property, plant and equipment, net	6,820	6,543
Intangible assets, net	7,823	7,916
Other assets	151	121
TOTAL ASSETS	$69,745	$70,862
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,306	$5,653
Accrued expenses	1,941	2,209
Accrued salaries and wages	2,086	2,322
Accrued income taxes	88	289
Total Current Liabilities	8,421	10,473
Long-term debt, net of current maturities	3,500	3,500
Total Liabilities	11,921	13,973
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,178,692 and 21,174,507 shares issued; and 18,848,842 and 18,844,657 shares outstanding, respectively	212	212
Additional paid-in capital	16,683	16,638
Retained earnings	52,661	51,771
	69,556	68,621
Less: Treasury Stock, at cost (2,329,850 shares)	(11,732)	(11,732)
TOTAL STOCKHOLDERS' EQUITY	57,824	56,889
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,745	$70,862

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,
	2017	2016
	(In thousands, except share and per share data)
Net sales	$21,174	$20,168
Cost of sales	14,295	13,716
Gross Profit	6,879	6,452
Selling, general, and administrative expenses	5,820	5,736
Operating Income	1,059	716
Other expense:
Interest, net	26	24
Income before Income Taxes	1,033	692
Income tax expense	143	124
Net Income	$890	$568
Net Income per share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Weighted average number of shares outstanding:
Basic	18,846,000	18,787,000
Diluted	18,879,000	18,838,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$890	$568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330	322
Provision for doubtful accounts	20	(5)
Deferred income taxes	160	40
Stock based compensation expense	33	33
Changes in operating assets and liabilities:
Accounts receivable	2,509	1,706
Inventories	(559)	(467)
Prepaid expenses and other current assets	200	16
Other assets	(30)	(45)
Accounts payable, accrued expenses and accrued income taxes	(2,052)	(249)
Net Cash Provided by Operating Activities	1,501	1,919
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(514)	(134)
Net Cash Used in Investing Activities	(514)	(134)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	--	(875)
Proceeds from stock option exercise	12	--
Net Cash Provided by (Used in) Financing Activities	12	(875)
Net Increase in Cash and Cash Equivalents	999	910
CASH AND CASH EQUIVALENTS - Beginning	3,454	3,805
CASH AND CASH EQUIVALENTS - Ending	$4,453	$4,715
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$21	$29
Income taxes paid	$184	$53
Surrender of common shares	3	--

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Significant Accounting Policies:

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company, including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2017 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2017. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with reserves for sales returns and allowances, allowance for doubtful accounts, inventory reserves, intangible assets and income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash, short-term certificates of deposit, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2017 due to their short-term maturities; Long-Term Debt - The carrying amount of the Company’s long-term debt at September 30, 2017 in the amount of $3,500,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term certificates of deposit at September 30, 2017 and June 30, 2017. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2017 and June 30, 2017. The Company has historically not experienced any credit losses with balances in excess of FDIC limits

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $175,000 as of September 30, 2017 and $155,000 as of June 30, 2017 and for returns and other allowances of $1,170,000 as of September 30, 2017 and $1,250,000 as of June 30, 2017. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company’s overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and actual results could differ from those estimates.

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

Intangible Assets

Intangible assets determined to have indefinite lives are not amortized. Intangible assets with definite lives are amortized over their useful lives. Indefinite-lived intangible assets are reviewed for impairment at least annually at the Company’s fiscal year end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

The Company’s acquisition of substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. (“Marks”) in August 2008 included intangible assets recorded at fair value on the date of acquisition. The intangible assets are amortized over their estimated useful lives of twenty years (customer relationships). The Marks trade name was deemed to have an indefinite life.

Changes in intangible assets are as follows (in thousands):

	September 30, 2017			June 30, 2017
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(7,877)	$1,923	$9,800	$(7,784)	$2,016
Trade name	5,900	--	5,900	5,900	--	5,900
	$15,700	$(7,877)	$7,823	$15,700	$(7,784)	$7,916

Amortization expense for intangible assets subject to amortization was approximately $93,000 and $110,000 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2018 - $371,000; 2019 - $313,000; 2020 -$264,000; 2021 - $223,000; and 2022 - $188,000. The weighted average amortization period for intangible assets was 10.9 years and 11.9 years at September 30, 2017 and 2016, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 8% and 9% for the three months ended September 30, 2017 and 2016, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2017 and 2016 was $641,000 and $674,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of income. Company-sponsored research and development expense for the three months ended September 30, 2017 and 2016 was $1,627,000 and $1,628,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2017	2016	2017	2016	2017	2016
Basic EPS	$890	$568	18,846	18,787	$0.05	$0.03
Effect of Dilutive Securities:
Stock Options	--	--	33	51	--	--
Diluted EPS	$890	$568	18,879	18,838	$0.05	$0.03

No options to purchase shares of common stock for the three months ended September 30, 2017 and 2016 were excluded in the computation of Diluted EPS.

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

Stock-based compensation costs of $33,000 were recognized for each of the three months ended September 30, 2017 and 2016. The effect on both Basic and Diluted Earnings per share was $0.00 for each of the three months ended September 30, 2017 and 2016.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not significant for the either of the three months ended September 30, 2017 and 2016.

Comprehensive Income

For the three months ended September 30, 2017 and 2016, the Company's operations did not give rise to significant items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

Segment Reporting

The Company’s reportable operating segments are determined based on the Company's management approach. The management approach is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical data in Note 11.

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($122,000 and $139,000 in the three months ended September 30, 2017 and 2016, respectively, and classifies the costs associated with these revenues in cost of sales ($207,000 and $216,000 in the three months ended September 30, 2017 and 2016, respectively.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that changes the way companies account for certain aspects of share-based payments to employees. The most significant impact relates to the accounting for income tax effects of share-based compensation awards.  This new guidance is part of the FASB’s simplification initiative and requires that all excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the income statement. In addition, companies are required to treat the tax effects of exercised or vested awards as discrete items in the period that they occur.  Other updates include changing the threshold on tax withholding requirements.  Under this guidance, an employer can withhold up to the maximum statutory withholding rates in a jurisdiction without tainting the award classification.  Additionally, this guidance allows companies to elect a forfeiture recognition method whereby they account for forfeitures as they occur (actual) or they estimate the number of awards expected to be forfeited (current GAAP).  Lastly, as it relates to public entities, this guidance also provides requirements for the cash flow classification of cash paid by an employer when directly withholding shares for tax-withholding purposes and excess tax benefits.  This guidance became effective for the Company’s fiscal 2018 first quarter and the guidance prescribes different transition methods for the various provisions (i.e., retrospective, modified retrospective or prospective).  The Company does not believe this to have a material effect on our consolidated results of operations and financial condition.

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

In November 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-17 “Balance Sheet Classification of Deferred Taxes”. The amendments require deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for the Company’s fiscal year ended June 30, 2018. Early application is permitted. We have early adopted ASU 2015-17 as of December 31, 2016. The new guidance was applied prospectively. Prior periods were not retrospectively adjusted.

In July 2015, the FASB issued ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (ASU 2015-11). The amendments in ASU 2015-11 simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value (“NRV”). ASU 2015-11 was effective for the Company’s quarter ended September 30, 2017. The Company does not believe this to have a material effect on our consolidated results of operations and financial condition.

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

NOTE 2 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 22% and 24% of the Company’s accounts receivable at September 30, 2017 and June 30, 2017 respectively. Sales to this customer comprised 11% and 14% of net sales in the three months ended September 30, 2017 and 2016, respectively.

NOTE 3 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or NRV. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Inventories, net of reserves consist of the following (in thousands):

	September 30, 2017	June 30, 2017
Component parts	$16,942	$16,638
Work-in-process	4,496	4,415
Finished product	9,700	9,526
	$31,138	$30,579
Classification of inventories, net of reserves:
Current	$26,284	$26,212
Non-current	4,854	4,367
	$31,138	$30,579

NOTE 4 - Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2017	June 30, 2017	Useful Life in Years

Land	$904	$904	--
Buildings	8,911	8,911	30 to 40
Molds and dies	7,169	7,058	3 to 5
Furniture and fixtures	2,596	2,570	5 to 10
Machinery and equipment	22,430	22,183	7 to 10
Leasehold improvements	615	485	Shorter of the lease term or life of asset
	42,625	42,111
Less: accumulated depreciation and amortization	(35,805)	(35,568)
	$6,820	$6,543

Depreciation and amortization expense on property, plant, and equipment was $237,000 and $195,000 for the three months ended September 30, 2017 and 2016, respectively.

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

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2017 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2014 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 6 - Long-Term Debt

As of September 30, 2017, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021.

Outstanding balances and interest rates as of September 30, 2017 and June 30, 2017 are as follows (dollars in thousands):

	September 30, 2017		June 30, 2017
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$3,500	2.4%	$3,500	2.2%

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

NOTE 7 - Stock Options

The Company follows Accounting Standards Codification (“ASC”) 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  The Company recorded non-cash compensation expense relating to stock-based compensation of $33,000 for each of the three months ended September 30, 2017 and 2016 ($0.00 per basic and diluted share for each period).

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2017, 70,600 stock options were granted, 41,700 stock options were exercisable and 843,900 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Plan for the three months ended September 30,:

	2017		2016
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	70,600	$5.84	112,500	$5.54
Granted	--	--	--	--
Terminated/Lapsed	--	--	--	--
Exercised	(2,000)	6.31	--	--
Outstanding, end of period	68,600	$5.82	112,500	$5.54
Exercisable, end of period	41,700	$5.86	60,700	$5.55
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$6,000		n/a
Total intrinsic value of options outstanding	$245,000		$186,000
Total intrinsic value of options exercisable	$148,000		$100,000

2,000 and 0 stock options were exercised during the three months ended September 30, 2017 and 2016, respectively. $13,000 and $0 was received from option exercises during the three months ended September 30, 2017 and 2016, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.29-$8.15	68,600	7.0	$5.82	41,700	$5.86
	68,600	7.0	$5.82	41,700	$5.86

As of September 30, 2017, there was $102,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. No options were granted during either of the three months ended September 30, 2017 or 2016. The total fair value of the options vesting during each of the three months ended September 30, 2017 and 2016 under this plan was $16,000.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2017, 14,200 stock options were granted, 10,200 stock options were exercisable and 15,000 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30,:

	2017		2016
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	14,200	$4.69	35,000	$4.73
Granted	--	--	--	--
Terminated/Lapsed	--	--	--	--
Exercised	--	--	--	--
Outstanding, end of period	14,200	$4.69	35,000	$4.73
Exercisable, end of period	10,200	$4.82	24,000	$4.80
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$67,000		$86,000
Total intrinsic value of options exercisable	$47,000		$57,000

No stock options were exercised during the three months ended September 30, 2017 and 2016, respectively. No cash was received from option exercises during the three months ended September 30, 2017 and 2016 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $4.88	14,200	6.6	$4.69	10,200	$4.82
	14,200	6.6	$4.69	10,200	$4.82

As of September 30, 2017, there was $12,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three months ended September 30, 2017. The total fair value of the options vesting during the three months ended September 30, 2017 and 2016 under this plan was $17,000 and $16,000, respectively.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At September 30, 2017, 1,471,480 stock options had been granted and no stock options were exercisable. No further stock options were available for grant under this plan after the plan’s expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the three months ended September 30,:

	2017		2016
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	5,000	$5.35	102,500	$6.86
Granted	--	--	--	--
Terminated/Lapsed	--	--	--	--
Exercised	(5,000)	5.35	--	--
Outstanding, end of period	--	$--	102,500	$6.86
Exercisable, end of period	--	$--	102,500	$6.86
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$20,000		n/a
Total intrinsic value of options outstanding	n/a		$118,000
Total intrinsic value of options exercisable	n/a		$118,000

5,000 and 0 stock options were exercised during the three months ended September 30, 2017 and 2016, respectively. The 5,000 exercises were settled in cashless exercises by exchanging 2,815 shares of the Company’s common stock which were retired and returned to unissued status. No cash was received from option exercises during either of the three months ended September 30, 2017 and 2016 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

NOTE 8 - Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the Loan Agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. No shares were purchased under this plan during the three months ended September 30, 2017.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $31,000 and $28,000 for the three months ended September 30, 2017 and 2016, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2019.

Rent expense, with the exception of the land lease referred to below, totaled approximately $6,000 for each of the three months ended September 30, 2017 and 2016, respectively.

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

Employment Agreements

As of September 30, 2017, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $730,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2018 and provides for an annual salary of $324,000, a bonus arrangement for fiscal 2017 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The employment agreement with the SVP of Engineering expires in August 2018 and provides for an annual salary of $293,000, a bonus arrangement for fiscal 2017 and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions. Each of the severance agreements with the SVP of Sales, the SVP of Engineering and the Senior Vice President of Operations and Finance contains non-compete restrictions for three years after the employee’s termination of employment.

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

Financial Information Relating to Domestic and Foreign Operations

	Three months ended September 30,
	2017	2016
	(in thousands)
Sales to external customers(1):
Domestic	$20,652	$19,493
Foreign	522	675
Total Net Sales	$21,174	$20,168

Identifiable assets:	September 30, 2017	June 30, 2017
United States	$51,595	$55,550
Dominican Republic (2)	18,150	15,312
Total Identifiable Assets	$69,745	$70,862

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (September 30, 2017 = $14,500, June 30, 2017 = $11,831) and long-lived assets (September 30, 2017 = $3,413, June 30, 2017 = $3,233) located at the Company's principal manufacturing facility in the Dominican Republic.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, uncertain economic, military and political conditions in the world, our ability to maintain and develop competitive products, adverse tax consequences of offshore operations, the ability to maintain adequate financing and significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar. The Company’s Risk Factors are discussed in more detail in Item 1A in the Company’s 2017 Annual Report on Form 10-K.

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 2% and 3% of our revenues for the three months ended September 30, 2017 and 2016, respectively.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 6-8% of revenues to research and development (R&D) on an annual basis. The Company does not expect products resulting from our R&D investments in fiscal 2018 to contribute materially to revenue during fiscal 2018, but may benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 22% and 24% of the Company’s accounts receivable at September 30, 2017 and June 30, 2017 respectively. Sales to this customer comprised 11% and 14% of net sales in the three months ended September 30, 2017 and 2016, respectively.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $175,000 as of September 30, 2017 and $155,000 as of June 30, 2017. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 8% and 9% for the three months ended September 30, 2017 and 2016, respectively.

Inventories

Inventories are valued at the lower of cost or NRV, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company’s overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and actual results could differ from those estimates.

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated NRV, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Intangible Assets

Intangible assets determined to have indefinite lives are not amortized. Intangible assets with definite lives are amortized over their useful lives. Indefinite-lived intangible assets are reviewed for impairment at least annually at the Company’s fiscal year end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered. Impairment testing is performed in two steps: (i) the Company determines if there is impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of intangible assets with the carrying amount of the intangible assets.

Income Taxes

The Company has identified the United States and New York State as its major tax jurisdictions. The fiscal 2014 and forward years are still open for examination.

For the three months ended September 30, 2017, the Company recognized a net income tax expense of $143,000. During the three months ended September 30, 2017 the Company increased its reserve for uncertain income tax positions by $32,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of September 30, 2017, the Company had accrued interest totaling $0 and $215,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

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

Results of Operations

	Three months ended September 30, (dollars in thousands)
	2017	2016	% Increase/ (decrease)
Net sales	$21,174	$20,168	5.0%
Gross profit	6,879	6,452	6.6%
Gross profit as a % of net sales	32.5%	32.0%	1.6%
Selling, general and administrative expenses	5,820	5,736	1.5%
Selling, general and administrative expenses as a percentage of net sales	27.5%	28.4%	(3.2)%
Operating income	1,059	716	47.9%
Interest expense, net	26	24	8.3%
Income tax expense	143	124	15.3%
Net income	890	568	56.7%

Sales for the three months ended September 30, 2017 increased by $1,006,000 to $21,174,000 as compared to $20,168,000 for the same period a year ago. The increase in sales for the three months ended September 30, 2017 was due primarily to increased intrusion sales ($691,000), which resulted primarily from an increase of $926,000, a 56% increase over last year’s first quarter, in recurring revenue products related to the Company’s intrusion products, access control products ($326,000) as partially offset by a slight decrease in the Company’s door-locking products ($11,000).

Gross profit for the three months ended September 30, 2017 increased to $6,879,000 or 32.5% of sales as compared to $6,452,000 or 32.0% of sales for the same period a year ago. The increase in gross profit for the three months was primarily due to the increase in sales as described above.

Selling, general and administrative expenses for the three months ended September 30, 2017 increased by $84,000 to $5,820,000 from $5,736,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 27.5% for the three months ended September 30, 2017 from 28.4% for the same period a year ago. The increase in dollars for the three months was due primarily from increased accounting costs associated with the audit of the Company’s internal control procedures. The audit became required when the Company’s public float exceeded $75,000,000 at December 31, 2016, resulting in the Company being classified as an Accelerated Filer and subject to additional compliance requirements under the Sarbanes-Oxley Act of 2002. The decrease as a percentage of sales for the three months is due primarily to the increase in net sales being proportionally greater than the increase in these expenses.

Interest expense, net for the three months ended September 30, 2017 increased by $2,000 to $26,000 as compared to $24,000 for the same period a year ago. The increase in interest expense for the three months ended September 30, 2017 resulted from an increase in interest rates.

The Company’s provision for income taxes for the three months ended September 30, 2017 increased by $19,000 to $143,000 as compared to $124,000 for the same period a year ago. The change in the provision for income taxes for the three months was caused primarily by the increase in income before taxes as compared to the same period a year ago As a result, the Company’s effective rate for income tax was 14% and 18% for the three months ended September 30, 2017 and 2016, respectively.

Net income increased by $322,000 to $890,000 or $0.05 per diluted share for the three months ended September 30, 2017 as compared to $568,000 or $0.03 per diluted share for the same period a year ago. The change in net income for the three months ended September 30, 2017 was primarily due to the items described above.

Liquidity and Capital Resources

During the three months ended September 30, 2017 the Company utilized a portion of its cash generated from operations ($514,000 of $1,501,000) to purchase property, plant and equipment. The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at September 30, 2017 decreased $2,529,000 to $17,746,000 as compared to $20,275,000 at June 30, 2017. This decrease is primarily the result of the lower sales volume during the quarter ended September 30, 2017 as compared to the quarter ended June 30, 2017, which is typically the Company’s highest.

Inventories at September 30, 2017 increased $559,000 to $31,138,000 as compared to $30,579,000 at June 30, 2017. This increase is primarily the result of the Company’s level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter. This was partially offset by the Company selling inventory of its recently introduced products. Inventory levels of these products had been increased in the fourth quarter of fiscal 2017 in anticipation of customer demand.

Accounts payable and accrued expenses other than accrued income taxes decreased $1,851,000 to $8,333,000 as of September 30, 2017 as compared to $10,184,000 at June 30, 2017. This decrease was due primarily to the inventory increase in the fourth quarter of fiscal 2017 as described above.

As of September 30, 2017, long-term debt consisted of a revolving credit facility of $11,000,000 which expires in June 2021. As of September 30, 2017, the Company had $3,500,000 in outstanding borrowings and $7,500,000 in availability under the Agreement. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements.

The Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of September 30, 2017 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At September 30, 2017, an aggregate principal amount of approximately $3,500,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 2.4%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $35,000 in interest that year.

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

At the conclusion of the period ended September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017, we did not have effective disclosure controls and procedures as of June 30, 2017 and also as of September 30, 2017.

Management's review over its internal controls at the conclusion of fiscal 2017 identified conditions which they deemed to be material weaknesses, (as defined by standards established by the SEC and the Public Company Accounting Oversight Board): 1. The documentation of a key review control over product shipments was not designed properly to evidence the operating effectiveness of the control, and a portion of the Company’s shipments were not subjected to this review control due to in-process consolidation of warehouse operations. 2. Controls around subscription-based service revenue were not assessed at the transaction level because they are largely automated, but subjected only to management-level reasonableness review. 3. Management’s reviews of price lists and pricing discounts are not formally documented on a consistent basis, and 4. Review of system-based pricing for certain products and services was not performed to correct data entry errors, although no significant errors were detected. Management is currently designing and implementing additional controls and procedures to remediate these items and expects to complete these actions during fiscal 2018. These include, but are not limited to, retaining a different third-party consulting firm to assist in the evaluation and review of the Company’s internal controls.

During the three months ended September 30, 2017, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2017 during the three months ended September 30, 2017.

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

November 8, 2017

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)

