Form 10-Q
period 2017-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2018-02-08
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

(631) 842-9400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:             Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller reporting company ☐

Emerging Growth Company ☐.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	☐	No	☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of: February 7, 2018

COMMON STOCK, $.01 PAR VALUE PER SHARE         18,708,547

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017 (unaudited)	June 30, 2017
	(in thousands, except for share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,949	$3,454
Accounts receivable, net of allowance for doubtful accounts of $175 and $155 at December 31, 2017 and June 30, 2017, respectively, and other reserves	17,361	20,275
Inventories, net	26,687	26,212
Prepaid expenses and other current assets	1,139	1,330

Total Current Assets	49,136	51,271

Inventories - non-current, net	5,179	4,367
Deferred income taxes	1,461	644
Property, plant and equipment, net	6,710	6,543
Intangible assets, net	7,731	7,916
Other assets	270	121

TOTAL ASSETS	$70,487	$70,862

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,488	$5,653
Accrued expenses	2,177	2,209
Accrued salaries and wages	1,876	2,322
Accrued income taxes	976	289
Total Current Liabilities	9,517	10,473
Long-term debt, net of current maturities	2,000	3,500

Total Liabilities	11,517	13,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,179,192 and 21,174,507 shares issued; and 18,826,742 and 18,844,657 shares outstanding, respectively	212	212
Additional paid-in capital	16,790	16,638
Retained earnings	53,894	51,771
	70,896	68,621
Less: Treasury Stock, at cost (2,352,450 and 2,329,850 shares, respectively)	(11,926)	(11,732)

TOTAL STOCKHOLDERS' EQUITY	58,970	56,889

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,487	$70,862

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (unaudited)

	Three months ended December 31,
	2017	2016
	(In thousands, except share and per share data)

Net sales	$21,112	$20,715
Cost of sales	14,272	14,098

Gross Profit	6,840	6,617
Selling, general, and administrative expenses	5,674	5,553

Operating Income	1,166	1,064

Other expense:
Interest, net	22	18

Income before Income Taxes	1,144	1,046
Income tax (benefit) expense	(89)	189

Net Income	$1,233	$857

Net Income per share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05

Weighted average number of shares outstanding:
Basic	18,849,000	18,798,000
Diluted	18,883,000	18,851,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (unaudited)

	Six months ended December 31,
	2017	2016
	(In thousands, except share and per share data)

Net sales	$42,286	$40,883
Cost of sales	28,567	27,814

Gross Profit	13,719	13,069
Selling, general, and administrative expenses	11,494	11,289

Operating Income	2,225	1,780

Other expense:
Interest, net	48	42

Income before Income Taxes	2,177	1,738
Income tax expense	54	313

Net Income	$2,123	$1,425

Net Income per share:
Basic	$0.11	$0.08
Diluted	$0.11	$0.08

Weighted average number of shares outstanding:
Basic	18,848,000	18,792,000
Diluted	18,881,000	18,844,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended December 31,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,123	$1,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	672	649
Provision for doubtful accounts	20	—
Deferred income taxes	(817)	184
Stock based compensation expense	136	98
Changes in operating assets and liabilities:
Accounts receivable	2,894	2,745
Inventories	(1,287)	(2,369)
Prepaid expenses and other current assets	190	80
Other assets	(151)	—
Accounts payable, accrued expenses and accrued income taxes	(956)	148

Net Cash Provided by Operating Activities	2,824	2,960

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(651)	(580)

Net Cash Used in Investing Activities	(651)	(580)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,500)	(2,450)
Proceeds from stock option exercise	16	49
Cash paid for purchase of treasury stock	(194)	—

Net Cash Used in Financing Activities	(1,678)	(2,401)

Net Increase (Decrease) in Cash and Cash Equivalents	495	(21)
CASH AND CASH EQUIVALENTS - Beginning	3,454	3,805

CASH AND CASH EQUIVALENTS - Ending	$3,949	$3,784

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$45	$49
Income taxes paid	$184	$53
Surrender of common shares	3	$44

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash, short-term certificates of deposit, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2017 due to their short-term maturities; Long-Term Debt - The carrying amounts of the Company’s long-term debt at December 31, 2017 in the amount of $2,000,000 and at June 30, 2017 in the amount of $3,500,000 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term certificates of deposit at December 31, 2017 and June 30, 2017. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2017 and June 30, 2017. The Company has historically not experienced any credit losses with balances in excess of FDIC limits

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $175,000 as of December 31, 2017 and $155,000 as of June 30, 2017 and for returns and other allowances of $1,145,000 as of December 31, 2017 and $1,250,000 as of June 30, 2017. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	December 31, 2017			June 30, 2017
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value

Customer relationships	$9,800	$(7,969)	$1,831	$9,800	$(7,784)	$2,016
Trade name	5,900	—	5,900	5,900	—	5,900
	$15,700	$(7,969)	$7,731	$15,700	$(7,784)	$7,916

Amortization expense for intangible assets subject to amortization was approximately $92,000 and $110,000 for the three months ended December 31, 2017 and 2016, respectively. Amortization expense for intangible assets subject to amortization was approximately $185,000 and $220,000 for the six months ended December 31, 2017 and 2016, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2018 - $371,000; 2019 - $313,000; 2020 -$264,000; 2021 - $223,000; and 2022 - $188,000. The weighted average amortization period for intangible assets was 10.6 years and 11.6 years at December 31, 2017 and 2016, respectively.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 8% for the each of the six months ended December 30, 2017 and 2016, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended December 31, 2017 and 2016 was $462,000 and $498,000, respectively. Advertising expense for the six months ended December 31, 2017 and 2016 was $1,103,000 and $1,172,000, respectively.

.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Cost of Sales" in the consolidated statements of income. Company-sponsored research and development expense for the three months ended December 31, 2017 and 2016 was $1,639,000 and $1,609,000, respectively. Company-sponsored research and development expense for the six months ended December 31, 2017 and 2016 was $3,246,000 and $3,237,000, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The enactment of H. R. 1, Tax Cuts and Jobs Act on December 22, 2017 reduced the U. S. Corporate income tax rate to 21% and had a favorable impact on the Company’s net deferred tax liabilities. The effect on the deferred tax assets and liabilities for the change in tax rate is recognized in income in the three and six month periods ending December 31, 2017 which includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2017	2016	2017	2016	2017	2016

Basic EPS	$1,233	$857	18,849	18,798	$0.07	$0.05
Effect of Dilutive Securities:
Stock Options	—	—	34	53	—	—

Diluted EPS	$1,233	$857	18,883	18,851	$0.07	$0.05

Options to purchase 870 and 5,000 shares of common stock for the three months ended December 31, 2017 and 2016, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2017	2016	2017	2016	2017	2016

Basic EPS	$2,123	$1,425	18,848	18,792	$0.11	$0.08
Effect of Dilutive Securities:
Stock Options	—	—	33	52	—	—

Diluted EPS	$2,123	$1,425	18,881	18,844	$0.11	$0.08

Options to purchase 435 and 5,000 shares of common stock for the six months ended December 31, 2017 and 2016, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $103,000 and $65,000 were recognized for three months ended December 31, 2017 and 2016, respectively. Stock-based compensation costs of $136,000 and $98,000 were recognized for six months ended December 31, 2017 and 2016, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for the three and six months ended December 31, 2017 and 2016.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The realized and unrealized gains and losses associated with foreign currency translation, as well as related other comprehensive income, were not significant for the either of the three and six months ended December 31, 2017 and 2016.

Comprehensive Income

For the three and six months ended December 31, 2017 and 2016, the Company's operations did not give rise to significant items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($125,000 and $105,000 in the three months ended December 31, 2017 and 2016, respectively and $247,000 and $245,000 in the six months ended December 31, 2017 and 2016, respectively) and classifies the costs associated with these revenues in cost of sales ($252,000 and $217,000 in the three months ended December 31, 2017 and 2016, respectively and $459,000 and $433,000 in the six months ended December 31, 2017 and 2016, respectively).

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that changes the way companies account for certain aspects of share-based payments to employees. The most significant impact relates to the accounting for income tax effects of share-based compensation awards.  This new guidance is part of the FASB’s simplification initiative and requires that all excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the income statement. In addition, companies are required to treat the tax effects of exercised or vested awards as discrete items in the period that they occur.  Other updates include changing the threshold on tax withholding requirements.  Under this guidance, an employer can withhold up to the maximum statutory withholding rates in a jurisdiction without tainting the award classification.  Additionally, this guidance allows companies to elect a forfeiture recognition method whereby they account for forfeitures as they occur (actual) or they estimate the number of awards expected to be forfeited (current GAAP).  Lastly, as it relates to public entities, this guidance also provides requirements for the cash flow classification of cash paid by an employer when directly withholding shares for tax-withholding purposes and excess tax benefits.  This guidance became effective for the Company’s fiscal 2018 first quarter and the guidance prescribes different transition methods for the various provisions (i.e., retrospective, modified retrospective or prospective).  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.

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

In July 2015, the FASB issued ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in ASU 2015-11 simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value (“NRV”). ASU 2015-11 was effective for the Company’s quarter ended September 30, 2017. The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.

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

NOTE 2 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had two customers, both of which are nationwide distributors of the Company’s products, with accounts receivable balances that comprised 15% and 14% of the Company’s accounts receivable at December 31, 2017 and 24% and 10% at June 30, 2017. Sales to neither of these customers exceeded 10% of net sales in either of the three or six months ended December 31, 2017. Sales to one of these customers comprised 13% and 14% of net sales for the three and six months ended December 2016, respectively.

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

Inventories, net of reserves consist of the following (in thousands):

	December 31, 2017	June 30, 2017

Component parts	$17,310	$16,638
Work-in-process	4,610	4,415
Finished product	9,946	9,526

	$31,866	$30,579

Classification of inventories, net of reserves:
Current	$26,687	$26,212
Non-current	5,179	4,367

	$31,866	$30,579

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2017	June 30, 2017	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,171	7,058	3 to 5
Furniture and fixtures	2,599	2,570	5 to 10
Machinery and equipment	22,544	22,183	7 to 10
Leasehold improvements	633	485	Shorter of the lease term or life of asset
	42,762	42,111
Less: accumulated depreciation and amortization	(36,052)	(35,568)
	$6,710	$6,543

Depreciation and amortization expense on property, plant, and equipment was $248,000 and $213,000 for the three months ended December 31, 2017 and 2016, respectively. Depreciation and amortization expense on property, plant, and equipment was $484,000 and $422,000 for the six months ended December 31, 2017 and 2016, respectively.

NOTE 5 - Income Taxes

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax benefit of R&D credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. For the three and six months ended December 31, 2017 the effective tax rate was favorably impacted by the enactment of H.R. 1, Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. The Act reduced the U.S. Corporate income tax rate to 21% and resulted in a $286,000 reduction in the Company’s net deferred tax liabilities. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. federal statutory rate of approximately 27.55% for fiscal 2018 and a 21% U.S. federal statutory rate for subsequent fiscal years. The Company reported $208,000 of provisional expense on its unremitted foreign earnings. Accounting Standard Codification (“ASC”) 740 requires filers to record the effects of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of December 31, 2017, the Company has not completed accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effects on the existing deferred balances as well as the computation of the one-time transition tax. In addition, changes in judgment from the evaluation of new information resulting in the recognition de-recognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2017 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2014 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 6 - Long-Term Debt

As of December 31, 2017, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021.

Outstanding balances and interest rates as of December 31, 2017 and June 30, 2017 are as follows (dollars in thousands):

	December 31, 2017		June 30, 2017
	Outstanding	Interest Rate	Outstanding	Interest Rate

Revolving line of credit	$2,000	2.5%	$3,500	2.2%

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

NOTE 7 - Stock Options

The Company follows ASC 718 “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  The Company recorded non-cash compensation expense relating to stock-based compensation of $103,000 and $65,000 for the three months ended December 31, 2017 and 2016, respectively ($0.00 per basic and diluted share for each period). The Company recorded non-cash compensation expense relating to stock-based compensation of $136,000 and $98,000 for the six months ended December 31, 2017 and 2016, respectively ($0.00 per basic and diluted share for each period).

2012 Employee Stock Option Plan

In December 2012, the stockholders approved the 2012 Employee Stock Option Plan (the “2012 Employee Plan”). The 2012 Employee Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options, which are intended to qualify as incentive stock options (“ISOs”), to valued employees. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2017, 88,100 stock options were granted, 60,300 stock options were exercisable and 823,900 stock options were available for grant under this plan.

The following table reflects activity under the 2012 Plan for the six months ended December 31,:

	2017		2016
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding, beginning of year	70,600	$5.84	112,500	$5.54
Granted	20,000	8.97	5,000	8.15
Terminated/Lapsed	—	—	(400)	6.31
Exercised	(2,500)	6.31	(1,500)	6.31

Outstanding, end of period	88,100	$6.53	115,600	$5.64

Exercisable, end of period	60,300	$6.03	74,500	$5.57

Weighted average fair value at grant date of options granted	$111,000		$26,000

Total intrinsic value of options exercised	$7,000		$9,000
Total intrinsic value of options outstanding	$279,000		$331,000
Total intrinsic value of options exercisable	$221,000		$218,000

500 and 1,500 stock options were exercised during the three months ended December 31, 2017 and 2016, respectively. $3,000 and $9,000 was received from option exercises during the three months ended December 31, 2017 and 2016, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods. 2,500 and 1,500 stock options were exercised during the six months ended December 31, 2017 and 2016, respectively. $16,000 and $9,000 was received from option exercises during the six months ended December 31, 2017 and 2016, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at December 31, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$4.29-$9.63	88,100	7.3	$6.53	60,300	$6.03
	88,100	7.3	$6.53	60,300	$6.03

As of December 31, 2017, there was $132,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 20,000 and 5,000 options were granted during the three and six months ended December 31, 2017 and 2016, respectively. The total fair value of the options vesting during the three months ended December 31, 2017 and 2016 under this plan was $80,000 and $59,000, respectively. The total fair value of the options vesting during the six months ended December 31, 2017 and 2016 under this plan was $96,000 and $75,000, respectively.

2012 Non-Employee Stock Option Plan

In December 2012, the stockholders approved the 2012 Non-Employee Stock Option Plan (the “2012 Non-Employee Plan”). This plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2017, 29,200 stock options were granted, 15,200 stock options were exercisable and no stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the six months ended December 31,:

	2017		2016
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding, beginning of year	14,200	$4.69	35,000	$4.73
Granted	15,000	8.70	—	—
Terminated/Lapsed	—	—	—	—
Exercised	—	—	(5,200)	4.76

Outstanding, end of period	29,200	$6.75	29,800	$4.73

Exercisable, end of period	15,200	$5.53	20,800	$4.76

Weighted average fair value at grant date of options granted	$83,000		n/a

Total intrinsic value of options exercised	n/a		$25,000
Total intrinsic value of options outstanding	$86,000		$112,000
Total intrinsic value of options exercisable	$63,000		$78,000

No stock options were exercised during the three or six months ended December 31, 2017. No cash was received from option exercises during the three or six months ended December 31, 2017 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods. 5,200 options were exercised during the three and six months ended December 31, 2016. All of the 5,200 exercises were settled by exchanging 3,056 shares of the Company’s common stock which were retired and returned to authorized. No cash was received from option exercises during the three and six months ended December 31, 2016 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at December 31, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$4.37 - $8.70	29,200	8.1	$6.75	15,200	$5.53
	29,200	8.1	$6.75	15,200	$5.53

As of December 31, 2017, there was $72,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 15,000 options were granted during the three and six months ended December 31, 2017. No options were granted during the three or six months ended December 31, 2016. The total fair value of the options vesting during the three months ended December 31, 2017 and 2016 under this plan was $22,000 and $6,000, respectively. The total fair value of the options vesting during the six months ended December 31, 2017 and 2016 under this plan was $39,000 and $22,000, respectively.

2002 Employee Stock Option Plan

In December 2002, the stockholders approved the 2002 Employee Stock Option Plan (the “2002 Employee Plan”). This plan expired in October 2012. This plan authorized the granting of awards, the exercise of which would allow up to an aggregate of 1,836,000 shares of the Company's common stock to be acquired by the holders of such awards. Under this plan, the Company may have granted stock options, which were intended to qualify as incentive stock options (ISOs), to key employees. Any plan participant who was granted ISOs and possessed more than 10% of the voting rights of the Company's outstanding common stock must have been granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At December 31, 2017, 1,471,480 stock options had been granted and no stock options were exercisable. No further stock options were available for grant under this plan after the plan’s expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the three months ended December 31,:

	2017		2016
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding, beginning of year	5,000	$5.35	102,500	$6.04
Granted	—	—	—	—
Terminated/Lapsed	—	—	(10,500)	6.02
Exercised	(5,000)	5.35	(52,000)	6.31

Outstanding, end of period	—	$—	40,000	$5.69

Exercisable, end of period	—	$—	40,000	$5.69

Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$20,000		$114,000
Total intrinsic value of options outstanding	n/a		$113,000
Total intrinsic value of options exercisable	n/a		$113,000

0 and 5,000 stock options were exercised during the three and six months ended December 31, 2017, respectively. The 5,000 exercises were settled in cashless exercises by exchanging 2,815 shares of the Company’s common stock which were retired and returned to unissued status. No cash was received from option exercises during either of the three or six months ended December 31, 2017 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods. 52,000 stock options were exercised during the three and six months ended December 31, 2016. 45,500 of the 52,000 exercises were settled by exchanging 40,655 shares of the Company’s common stock which were retired and returned to authorized. The remaining 6,500 exercises were paid for in cash. $40,000 was received from option exercises during the three and six months ended December 31, 2016 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

NOTE 8 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the Loan Agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. 22,600 shares were purchased under this plan during the three and six months ended December 31, 2017.

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $33,000 and $27,000 for the three months ended December 31, 2017 and 2016, respectively and $64,000 and $55,000 for the six months ended December 31, 2017 and 2016, respectively

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2023.

Rent expense, with the exception of the land lease referred to below, totaled approximately $7,000 and $6,000 for the three months ended December 31, 2017 and 2016, respectively and $13,000 and $12,000 for the six months ended December 31, 2017 and 2016, respectively.

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

Employment Agreements

As of December 31, 2017, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $730,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2018 and provides for an annual salary of $334,000, a bonus arrangement for fiscal 2018 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The employment agreement with the SVP of Engineering expires in August 2018 and provides for an annual salary of $302,000, a bonus arrangement for fiscal 2018 and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions. Each of the severance agreements with the SVP of Sales, the SVP of Engineering and the Senior Vice President of Operations and Finance contains non-compete restrictions for three years after the employee’s termination of employment.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Sales to external customers(1):

Domestic	$20,451	$20,100	$41,103	$39,593
Foreign	661	615	1,183	1,290

Total Net Sales	$21,112	$20,715	$42,286	$40,883

	December 31, 2017	June 30, 2017
Identifiable assets:

United States	$52,124	$55,550
Dominican Republic (2)	18,363	15,312

Total Identifiable Assets	$70,487	$70,862

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (December 31, 2017 = $14,765, June 30, 2017 = $11,831) and long-lived assets (December 31, 2017 = $3,379, June 30, 2017 = $3,233) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 3% of our revenues for each of the six months ended December 31, 2017 and 2016.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company devotes 6-8% of revenues to research and development (“R&D”) on an annual basis. The Company does not expect products resulting from our R&D investments in fiscal 2018 to contribute materially to revenue during fiscal 2018, but may benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had two customers, both of which are nationwide distributors of the Company’s products, with accounts receivable balances that comprised 15% and 14% of the Company’s accounts receivable at December 31, 2017 and 24% and 10% at June 30, 2017. Sales to neither of these customers exceeded 10% of net sales in either of the three or six months ended December 31, 2017. Sales to one of these customers comprised 13% and 14% of net sales for the three and six months ended December 2016, respectively.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $175,000 as of December 31, 2017 and $155,000 as of June 30, 2017. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 8% for the each of the six months ended December 30, 2017 and 2016, respectively.

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

For the six months ended December 31, 2017, the Company recognized a net income tax expense of $54,000. For the six months ended December 31, 2017, the effective tax rate was favorably impacted by the enactment of H.R. 1, Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. The Act reduced the U.S. Corporate income tax rate to 21% and resulted in a $286,000 reduction in the Company’s net deferred tax liabilities. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. federal statutory rate of approximately 27.55% for fiscal 2018 and a 21% U.S. federal statutory rate for subsequent fiscal years.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities for the change in tax rate is recognized in income in the three and six month period ending December 31, 2017 which includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In addition, the Company reported $208,000 of provisional expense on its unremitted foreign earnings. Accounting Standard Codification (“ASC”) 740 requires filers to record the effects of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of December 31, 2017, the Company has not completed accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effects on the existing deferred balances as well as the computation of the one-time transition tax.

During the six months ended December 31, 2017 the Company increased its reserve for uncertain income tax positions by $32,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2017, the Company had accrued interest totaling $0 and $215,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company uses the flow through method to account for investment tax credits earned on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis.

Results of Operations

	Three months ended December 31, (dollars in thousands)			Six months ended December 31, (dollars in thousands)
	2017	2016	% Increase/ (decrease)	2017	2016	% Increase/ (decrease)

Net sales	$21,112	$20,715	1.9%	$42,286	$40,883	3.4%

Gross profit	6,840	6,617	3.4%	13,719	13,069	5.0%
Gross profit as a % of net sales	32.4%	31.9%	1.6%	32.4%	32.0%	1.3%

Selling, general and administrative	5,674	5,553	2.2%	11,494	11,289	1.8%
Selling, general and administrative as a percentage of net sales	26.9%	26.8%	0.4%	27.2%	27.6%	(1.4)%

Operating income	1,166	1,064	9.6%	2,225	1,780	25.0%
Interest expense, net	22	18	22.2%	48	42	14.3%
Provision (benefit) for income taxes	(89)	189	(147.1)%	54	313	(82.7)%

Net income	1,233	857	43.9%	2,123	1,425	49.0%

Sales for the three months ended December 31, 2017 increased by $397,000 to $21,112,000 as compared to $20,715,000 for the same period a year ago. The increase in sales for the three months ended December 31, 2017 was due primarily to increased intrusion sales ($545,000), which resulted primarily from an increase of $968,000, a 52% increase over last year’s second quarter, in recurring revenue services related to the Company’s intrusion products, access control products ($377,000) as partially offset by a decrease in the Company’s door-locking products ($525,000). Sales for the six months ended December 31, 2017 increased by $1,403,000 to $42,286,000 as compared to $40,883,000 for the same period a year ago. The increase in sales for the six months ended December 31, 2017 was due primarily to increased intrusion sales ($1,235,000), which resulted primarily from an increase of $1,894,000, a 54% increase over the same period a year ago, in recurring revenue services related to the Company’s intrusion products, access control products ($703,000) as partially offset by a decrease in the Company’s door-locking products ($535,000).

Gross profit for the three months ended December 31, 2017 increased to $6,840,000 or 32.4% of sales as compared to $6,617,000 or 31.9% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2017 increased to $13,719,000 or 32.4% of sales as compared to $13,069,000 or 32.0% of sales for the same period a year ago. The increase in gross profit for the three and six months was primarily due to the increase in sales as described above.

Selling, general and administrative expenses for the three months ended December 31, 2017 increased by $121,000 to $5,674,000 from $5,553,000 for the same period a year ago. Selling, general and administrative expenses for the six months ended December 31, 2017 increased by $205,000 to $11,494,000 from $11,289,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales remained relatively constant at 26.9% for the three months ended December 31, 2017 as compared to 26.8% for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 27.2% for the six months ended December 31, 2017 from 27.6% for the same period a year ago. The increase for the three months was due primarily to increased sales commissions. The increase in dollars for the six months was due primarily to increased sales commissions as well as increased accounting costs associated with the audit of the Company’s internal control procedures which was performed primarily during the quarter ended September 30, 2017. The audit became required when the Company’s public float exceeded $75,000,000 at December 31, 2016, resulting in the Company being classified as an Accelerated Filer and subject to additional compliance requirements under the Sarbanes-Oxley Act of 2002. The decrease as a percentage of sales for the six months is due primarily to the increase in net sales being proportionally greater than the increase in these expenses.

Interest expense, net for the three months ended December 31, 2017 increased by $4,000 to $22,000 as compared to $18,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2017 increased by $6,000 to $48,000 as compared to $42,000 for the same period a year ago. The increase in interest expense for the three and six months ended December 31, 2017 resulted from an increase in interest rates as partially offset by reduced outstanding debt.

The Company’s provision for income taxes for the three months ended December 31, 2017 decreased by $278,000 to a benefit of $89,000 as compared to a provision of $189,000 for the same period a year ago. The Company’s provision for income taxes for the six months ended December 31, 2017 decreased by $259,000 to $54,000 as compared to $313,000 for the same period a year ago. The change in the provision for income taxes for the three months was caused primarily by recent changes in the Federal tax code. As a result, the Company’s effective rate for income tax was (8)% and 18% for the three months ended December 31, 2017 and 2016, respectively and 2% and 18% for the six months ended December 31, 2017 and 2016, respectively.

Net income increased by $376,000 to $1,233,000 or $0.07 per diluted share for the three months ended December 31, 2017 as compared to $857,000 or $0.05 per diluted share for the same period a year ago. Net income increased by $698,000 to $2,123,000 or $0.11 per diluted share for the six months ended December 31, 2017 as compared to $1,425,000 or $0.08 per diluted share for the same period a year ago. The change in net income for the three and six months ended December 31, 2017 was primarily due to the items described above.

Liquidity and Capital Resources

During the six months ended December 31, 2017 the Company utilized a portion of its cash generated from operations ($2,345,000 of $2,824,000) to purchase property, plant and equipment ($651,000), re-pay outstanding debt ($1,500,000) and repurchase Company common stock ($194,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at December 31, 2017 decreased $2,914,000 to $17,361,000 as compared to $20,275,000 at June 30, 2017. This decrease is primarily the result of the lower sales volume during the quarter ended December 31, 2017 as compared to the quarter ended June 30, 2017, which is typically the Company’s highest.

Inventories at December 31, 2017 increased $1,287,000 to $31,866,000 as compared to $30,579,000 at June 30, 2017. This increase is primarily the result of the Company’s level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter. This was partially offset by the Company selling inventory of its recently introduced products. Inventory levels of these products had been increased in the fourth quarter of fiscal 2017 in anticipation of customer demand.

Accounts payable and accrued expenses other than accrued income taxes decreased $1,643,000 to $8,541,000 as of December 31, 2017 as compared to $10,184,000 at June 30, 2017. This decrease was due primarily to the inventory increase in the fourth quarter of fiscal 2017 as described above.

As of December 31, 2017, long-term debt consisted of a revolving credit facility of $11,000,000 which expires in June 2021. As of December 31, 2017, the Company had $2,000,000 in outstanding borrowings and $9,000,000 in availability under the Agreement. The Company’s long-term debt is described more fully in Note 6 to the condensed consolidated financial statements. The Agreement contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of December 31, 2017 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. At December 31, 2017, an aggregate principal amount of approximately $2,000,000 was outstanding under the Company's credit facility with a weighted average interest rate of approximately 2.5%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $20,000 in interest that year.

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

At the conclusion of the period ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The Company determined that it did not have effective disclosure controls and procedures as of December 31, 2017. As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017, we did not have effective disclosure controls and procedures as of June 30, 2017.

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

During the three months ended December 31, 2017, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company does not have effective disclosure controls and procedures as of December 31, 2017.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2017 during the three months ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

October 1, 2017 - October 31, 2017	—	$—	—	354,185
November 1, 2017 – November 30, 2017	—	$—	—	354,185
December 1, 2017 – December 31, 2017	22,600	$8.53	22,600	331,585

Total for the Quarter ended December 31, 2017	22,600	$8.53	22,600	331,585

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

February 8, 2018

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)

