Form 10-K
period 2018-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2018-09-13
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ___ to___

Commission File Number 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

333 Bayview Avenue, Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 842-9400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒

As of December 31, 2017, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $102,996,416.

As of September 12, 2018, 18,731,582 shares of common stock of Registrant were outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2018 Annual Meeting of Stockholders.

PART I

ITEM 1: BUSINESS.

NAPCO Security Technologies, Inc. ("NAPCO" or the "Company") was incorporated in December 1971 in the State of Delaware. Its executive offices are located at 333 Bayview Ave, Amityville NY 11701. Its telephone number is (631) 842-9400.

The Company is a diversified manufacturer of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

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

Cellular communication devices. A cellular communication device connects to the communicator and is used in lieu of, or in addition to, a landline for communicating with a central monitoring station.

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

Cellular communication services. The Company provides cellular access for the cellular communication devices described above. These services are provided and invoiced on a month to month basis.

The Company designs, engineers, and markets the software and control panels discussed above. It also buys and resells various video cameras, PC-based computers and peripheral equipment for video surveillance systems.

Peripheral Equipment

The Company also markets peripheral and related equipment manufactured by other companies. Revenues from peripheral equipment have not been significant.

Research and Development

The Company's business involves a high technology element. Research and development costs incurred by the Company are charged to expense as incurred and are included in "Operating expenses" in the consolidated statements of operations. These amounts, previously recorded in cost of sales have been reclassified to research and development conform with the current period presentation. During the fiscal years ended June 30, 2018 and 2017, the Company expended approximately $6,630,000 and $6,723,000, respectively, on Company-sponsored research and development activities conducted primarily by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2018, the Company had 1,081 full-time employees.

Marketing

The Company's staff of 53 sales and marketing support employees located at the Company's Amityville offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 54%, and 49% of the Company's total sales for the fiscal years ended June 30, 2018 and 2017, respectively. The remaining revenues are primarily from installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities.

In the ordinary course of the Company's business the Company grants extended payment terms to certain customers. The Company had one customer with an accounts receivable balance that comprised 22% and 24% of the Company’s accounts receivable at June 30, 2018 and 2017, respectively. Sales to this customer comprised 10% and 13% of net sales in fiscal years ended June 30, 2018 and 2017, respectively. The Company had another customer with an accounts receivable balance that comprised 11% of the Company’s accounts receivable at June 30, 2018. Sales to this customer did not exceed 10% for fiscal years ended June 30, 2018 or 2017. For further discussion on Concentration of Credit Risk see disclosures included in Item 1A and Item 7.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $2,151,000 and $922,000 existed as of June 30, 2018 and 2017, respectively. The Company expects to fill the entire backlog that existed as of June 30, 2018 during fiscal 2019.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last two fiscal years are summarized in the following table:

Financial Information Relating to Domestic and Foreign Operations

	Fiscal Year ended June 30,
	2018	2017
	(in thousands)
Sales to external customers(1):
Domestic	$89,490	$84,820
Foreign	2,256	2,554
Total Net Sales	$91,746	$87,374

	As of June 30,
	2018	2017
Identifiable assets:
United States	$52,928	$55,550
Dominican Republic (2)	20,341	15,312
Total Identifiable Assets	$73,269	$70,862

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2018 = $16,592; 2017 = $11,831) and fixed assets (2018 = $3,462; 2017 = $3,233) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Members of Management and Certain Directors Beneficially Own a Substantial Portion of the Company’s Common Stock and May Be in a Position to Determine the Outcome of Corporate Elections

Richard L. Soloway, our Chief Executive Officer, members of management and the Board of Directors beneficially own approximately 33% of the currently outstanding shares of Common Stock. By virtue of such ownership and their positions with Napco, they may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to Napco’s stockholders.

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

We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax expense.  A significant portion of our assets that result from these earnings remain outside the United States.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional withholding taxes.

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

In connection with the audit of our consolidated financial statements for the year ended June 30, 2018, our management and independent registered public accounting firm concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The one material weakness identified related to controls over financial reporting regarding controls related to a lack of supervision and review to ensure proper internal control over financial reporting.

While we expect to take the measures necessary to address the underlying causes of this material weakness, we cannot at this time estimate how long it will take and our efforts may not prove to be successful in remediating this material weakness. While we have not incurred and do not expect to incur material expenses specifically related to the remediation of this material weakness, actual expenses may exceed our current estimates and overall costs of compiling the system and processing documentation necessary to assess the effectiveness of our internal control over financial reporting may be material.

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

Our Business Could Be Materially Adversely Affected by a weakening of the US Dollar against the Dominican Peso

We are exposed to foreign currency risks due to our operations in the Dominican Republic. We have significant operations in the Dominican Republic, which conducts certain transactions in Dominican pesos. We are subject to the risk that currency exchange rates between the United States and the Dominican Republic will fluctuate significantly, potentially resulting in an increase in some of our expenses when US dollars are transferred to Dominican pesos to pay these expenses.

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

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A., owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual cost of approximately $288,000. As of June 30, 2018, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

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

	Quarter Ended Fiscal 2018
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$10.00	$10.50	$11.70	$14.80
Low	$7.50	$7.90	$8.65	$10.50

	Quarter Ended Fiscal 2017
Common Stock	Sept. 30	Dec. 31	March 31	June 30

High	$7.48	$8.55	$10.70	$10.65
Low	$6.36	$7.00	$8.05	$8.80

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 11, 2018 was 89 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock.

Equity Compensation Plan Information as of June 30, 2018

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING SECURITIES REFLECTED IN COLUMN (a) (c)
Equity compensation plans approved by security holders:	85,000	$7.01	821,900	(1)

Equity compensation plans not approved by security holders:	—	—	—

Total	85,000	$7.01	821,900	(1)

(1)	In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards.

ITEM 6: SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30
	(In thousands, except share and per share data)
	2018	2017	2016	2015	2014
Statement of earnings data:
Net Sales	$91,746	$87,374	$82,513	$77,762	$74,382
Gross Profit (3)	37,995	36,301	33,753	31,429	28,772
Income from Operations	8,414	6,378	6,323	5,281	4,316
Net Income	7,649	5,599	5,773	4,845	3,476
Cash Flow Data:
Net cash flows provided by operating activities	7,864	2,448	9,160	3,887	4,743
Net cash flows used in investing activities	(1,280)	(1,414)	(693)	(730)	(753)
Net cash flows used in financing activities	(4,730)	(1,385)	(7,008)	(3,294)	(4,736)
Per Share Data:
Net earnings per common share:
Basic	$0.41	$0.30	$0.31	$0.25	$0.18
Diluted	$0.41	$0.30	$0.31	$0.25	$0.18
Weighted average common shares outstanding:
Basic	18,788,000	18,809,000	18,874,000	19,164,000	19,392,000
Diluted	18,825,000	18,854,000	18,894,000	19,169,000	19,428,000
Cash Dividends declared per common share (1)	$.00	$.00	$.00	$.00	$.00
Balance sheet data:
Working capital (2)	$44,301	$40,798	$36,888	$35,590	$33,436
Total assets	73,269	70,862	64,769	65,037	63,364
Long-term debt	—	3,500	4,500	9,100	10,200
Stockholders' equity	63,453	56,889	51,273	46,504	43,752

(1)	The Company has never paid a dividend on its common stock.
(2)	Working capital is calculated by deducting Current Liabilities from Current Assets.

(3)	Prior period balances have been reclassified to conform with the current period presentation.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, video surveillance products for commercial and residential use and wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 2% and 3% of our revenues for the fiscal years ended June 30, 2018 and 2017, respectively.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its 2018 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 22% and 24% of the Company’s accounts receivable at June 30, 2018 and 2017, respectively. Sales to this customer comprised 10% and 13% of net sales in the fiscal years ended June 30, 2018 and 2017, respectively. The Company had another customer with an accounts receivable balance that comprised 11% of the Company’s accounts receivable at June 30, 2018. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2018 and 2017.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $195,000 and $155,000 as of June 30, 2018 and 2017, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

Intangible Assets

Impairment of Long-lived Assets– The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2018 and 2017, the Company has determined that no impairment of long-lived assets exists.

The Company evaluates its indefinite Intangible Assets for impairment at least on an annual basis and will evaluate them earlier if there are indicators of a potential impairment. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized. Impairment testing is performed in two steps: (i) the Company determines if there is impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of intangible assets with the carrying amount of the intangible assets. The Company has concluded that no impairment of intangible assets occurred during the years ended June 30, 2018 and 2017.

Income Taxes

The Company has identified the United States and New York State as its major tax jurisdictions. The fiscal 2015 and forward years are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

For the year ended June 30, 2018, the Company recognized a net income tax expense of $684,000. During the year ending June 30, 2018 the Company increased its reserve for uncertain income tax positions by $38,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2018, the Company had accrued interest totaling $0 and $221,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims research and development (“R&D”) tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

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

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation (“the “Tax Act”) which significantly revises the U.S. corporate income tax law by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs.

Due to the complexities involved in accounting for the Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined. Accordingly, the company recorded the following reasonable estimates of the tax impact in its earnings for the year ended June 30, 2018.

(a) For the year ended June 30, 2018, the company accrued $381,000 of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings.

(b) For the year ended June 30, 2018, the company accrued $136,000 in provisional tax benefit related to the net change in deferred tax stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21%.

The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. The company will be subject to the GILTI provisions effective beginning July 1, 2018 and is in the process of analyzing their effects, including how to account for the GILTI provision from an accounting policy standpoint.

The final impact on the company from the Tax Act’s transition tax legislation may differ from the aforementioned reasonable estimate of $381,000 due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes as accumulated foreign earnings and profits. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition tax's reasonable estimate.

Pursuant to SAB118, the company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Accordingly, the company accrued the transition tax of $381,000 and a tax benefit related to the net change in deferred tax liabilities $136,000 for the year ended June 30, 2018 based on a reasonable estimate. The company will continue to calculate the impact of the U.S. Tax Act and will record any resulting tax adjustments during fiscal 2019. Additionally, the company will elect to pay the transition tax in installments over the period of 8 years, pursuant to the guidance of the new Internal Revenue Code Section 965.

Liquidity and Capital Resources

The Company's cash on hand as of June 30, 2017 combined with proceeds from operating activities during fiscal 2018 were adequate to meet the Company's capital expenditure needs and debt obligations during fiscal 2018. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of external financing is a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021. As of June 30, 2018, $0 was outstanding under this revolving line of credit. As of June 30, 2018, the Company's unused sources of funds consisted principally of $5,308,000 in cash and cash equivalents and $11,000,000 unused balance available under its revolving line of credit.

During the year ended June 30, 2018 the Company utilized its cash on hand at June 30, 2017 ($3,454,000) and a portion of its cash provided by operations ($2,663,000 of $7,864,000) to repay outstanding debt ($3,500,000), repurchase treasury stock ($1,337,000) and purchase property, plant and equipment ($1,280,000).

As of June 30, 2018, long-term debt consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021. The Company’s long-term debt is described more fully in Note 6 to the consolidated financial statements.

The Revolving Credit Facility contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

Outstanding balances and interest rates as of June 30, 2018 and June 30, 2017 are as follows (dollars in thousands):

	June 30, 2018		June 30, 2017
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$—	—	$3,500	2.2%
Term loans	—	—	—	—
Total debt	$—	—	$3,500	2.2%

The Company believes its current working capital, anticipated cash flows from operations and its Revolving Credit Agreement will be sufficient to fund the Company’s operations through at least the next twelve months.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2018	2017
Current Ratio	5.7 to 1	4.9 to 1
Sales to Receivables	4.0 to 1	4.3 to 1
Total debt to equity	0.0 to 1	.06 to 1

As of June 30, 2018, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual cost of approximately $288,000.

Working Capital. Working capital increased by $3,503,000 to $44,301,000 at June 30, 2018 from $40,798,000 at June 30, 2017. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $2,463,000 to $22,738,000 at June 30, 2018 as compared to $20,275,000 at June 30, 2017. The increase in Accounts Receivable was due primarily to an increase in sales for the quarter ended June 30, 2018 as compared to the same quarter a year ago.

Inventories. Inventories, which include both current and non-current portions, decreased by $1,645,000 to $28,934,000 at June 30, 2018 as compared to $30,579,000 at June 30, 2017. The decrease was due primarily to the higher sales levels in the quarter ended June 30, 2018 as compared to the same period a year ago.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses, not including income taxes payable, decreased by $1,075,000 to $9,109,000 as of June 30, 2018 as compared to $10,184,000 at June 30, 2017. This increase is primarily due to the decrease in inventory as described above.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Results of Operations

Fiscal 2018 Compared to Fiscal 2017

	Fiscal year ended June 30, (dollars in thousands)
	2018	2017	% Increase/ (decrease)
Net sales	$91,746	$87,374	5.0%
Gross profit (1)	37,995	36,301	4.7%
Gross profit as a % of net sales	41.4%	41.5%	(0.2)%
Research and development (1)	6,630	6,723	(1.4)%
Selling, general and administrative	22,951	23,200	(1.1)%
Selling, general and administrative as a % of net sales	25.0%	26.6%	(6.0)%
Income from operations	8,414	6,378	31.9%
Interest expense, net	81	83	(2.4)%
Provision for income taxes	684	696	(1.7)%
Net income	7,649	5,599	36.6%

(1)	Prior period balances have been reclassified to conform with the current period presentation.

Net sales in fiscal 2018 increased by $4,372,000 to $91,746,000 as compared to $87,374,000 in fiscal 2017. The increase in net sales was primarily due to increased sales of the Company’s alarm communication services ($4,064,000) and Continental brand access control products ($1,247,000) as partially offset by decreases in Napco brand intrusion products ($688,000), Alarm Lock brand door-locking products ($164,000) and Marks brand door-locking products ($87,000).

The Company's gross profit increased by $1,694,000 to $37,995,000 or 41.4% of net sales in fiscal 2018 as compared to $36,301,000 or 41.5% of net sales in fiscal 2017. Gross profit was primarily affected by the increase in net sales as discussed above as partially offset by increased salary and freight expenses.

Research and Development expenses remained relatively constant at $6,630,000 in fiscal 2018 as compared to $6,723,000 in fiscal 2017.

Selling, general and administrative expenses for fiscal 2018 decreased by $249,000 to 22,951,000 as compared to $23,200,000 in fiscal 2017. Selling, general and administrative expenses as a percentage of net sales decreased to 25.0% in fiscal 2018 from 26.6% in fiscal 2017. The decreases in dollars and as a percentage of sales resulted primarily from decreases in advertising and tradeshow expenditures. The decrease as a percentage of sales was also the result of the increase in sales.

Interest expense for fiscal 2018 remained relatively constant at $81,000 as compared to $83,000 for the same period a year ago.

The Company’s provision for income taxes for fiscal 2018 remained relatively constant at $684,000 as compared to $696,000 for the same period a year ago. The Company’s effective tax rate decreased to 8% for fiscal 2018 as compared to 11% for fiscal 2017. The decrease in the effective tax rate was due primarily to certain provisions in the H. R. 1, Tax Cuts and Jobs Act, enacted on December 22, 2017, which reduced the U. S. Corporate income tax rate to 21%

Net income for fiscal 2018 increased by $2,050,000 to $7,649,000 as compared to $5,599,000 in fiscal 2017. This resulted primarily from the items discussed above.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest based on the prime rate or LIBOR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. At June 30, 2018, an aggregate principal amount of approximately $0 was outstanding under the Company's credit facilities with a weighted average interest rate of approximately n/a%. If principal amounts outstanding under the Company's credit facilities remained at this level for an entire year and the interest rate increased or decreased, respectively, by 1% the Company would pay or save, respectively, an additional $0 in interest that year.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness: A lack of supervision and review to ensure proper internal control over financial reporting.

Management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of June 30, 2018, the Company did not maintain effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Napco Security Technologies, Inc. and Subsidiaries:

Adverse Opinion on Internal Control over Financial Reporting

We have audited Napco Security Technologies, Inc. and Subsidiaries (the “Company’s”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: a material weakness related to the lack of supervision and review to ensure proper internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated September 13, 2018 on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, and cash flows of the Company, and our report dated September 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

New York, New York
September 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Napco Security Technologies, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2018, expressed an adverse opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

We have served as the Company's auditor since 2009.

New York, New York
September 13, 2018

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2018 and 2017

(In Thousands)

ASSETS

	2018	2017
CURRENT ASSETS
Cash and cash equivalents	$5,308	$3,454
Accounts receivable, net of allowance for doubtful accounts of $195 and $155 at June 30, 2018 and 2017, respectively, and other reserves	22,738	20,275
Inventories	24,533	26,212
Prepaid expenses and other current assets	1,124	1,330

Total Current Assets	53,703	51,271

Inventories - non-current	4,401	4,367
Deferred income taxes	564	644
Property, plant and equipment, net	6,791	6,543
Intangible assets, net	7,545	7,916
Other assets	265	121

TOTAL ASSETS	$73,269	$70,862

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2018 and 2017

(In Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2018	2017
CURRENT LIABILITIES
Accounts payable	$4,807	$5,653
Accrued expenses	2,112	2,209
Accrued salaries and wages	2,190	2,322
Accrued income taxes	293	289
Total Current Liabilities	9,402	10,473
Long-term debt, net of current maturities	—	3,500
Accrued income taxes	414	—
Total Liabilities	9,816	13,973
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,204,327 and 21,174,507 shares issued; and 18,729,082 and 18,844,657 shares outstanding, respectively	212	212
Additional paid-in capital	16,890	16,638
Retained earnings	59,420	51,771
Less: Treasury Stock, at cost (2,475,245 and 2,329,850 shares, respectively)	(13,069)	(11,732)
TOTAL STOCKHOLDERS' EQUITY	63,453	56,889
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,269	$70,862

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years Ended June 30, 2018 and 2017

(In Thousands, Except Share and Per Share Data)

	2018	2017
Net sales:
Equipment revenues	$79,744	79,436
Service revenues	12,002	7,938
	91,746	87,374
Cost of sales:
Equipment related expenses	50,962	49,102
Service related expenses	2,789	1,971
	53,751	51,073

Gross Profit	37,995	36,301
Research and development	6,630	6,723
Selling, general, and administrative expenses	22,951	23,200
Operating Income	8,414	6,378
Other expense:
Interest expense, net	81	83
Income before Provision for Income Taxes	8,333	6,295
Provision for Income Taxes	684	696
Net Income	$7,649	$5,599

Income per share:
Basic	$0.41	$0.30
Diluted	$0.41	$0.30

Weighted average number of shares outstanding:
Basic	18,788,000	18,809,000
Diluted	18,825,000	18,854,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Fiscal Years Ended June 30, 2018 and 2017

(In Thousands, Except Share Data)

	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
BALANCE June 30, 2016	21,116,743	$211	$16,622	(2,329,850)	$(11,732)	$46,172	$51,273
Stock Options Exercised	57,764	1	(86)	—	—	—	(85)
Stock-based compensation expense	—	—	102	—	—	—	102
Net income	—	—	—	—	—	5,599	5,599
BALANCE June 30, 2017	21,174,507	$212	$16,638	(2,329,850)	$(11,732)	$51,771	$56,889
Repurchase of Treasury Shares	—	—	—	(145,395)	(1,337)	—	(1,337)
Stock Options Exercised	29,820	—	106	—	—	—	106
Stock-based compensation expense	—	—	146	—	—	—	146
Net income	—	—	—	—	—	7,649	7,649
BALANCE June 30, 2018	21,204,327	$212	$16,890	(2,475,245)	$(13,069)	$59,420	$63,453

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended June 30, 2018 and 2017 (In Thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,649	$5,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,409	1,374
Change to inventory obsolescence reserve	788	(457)
Provision for doubtful accounts	40	10
Deferred income taxes	80	361
Non-cash stock based compensation expense	146	102
Changes in operating assets and liabilities:
Accounts receivable	(2,503)	(1,273)
Inventories	857	(4,785)
Prepaid expenses and other current assets	206	(394)
Tax deficiency from stock-based awards	—	134
Other assets	(151)	—
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(656)	1,777
Net Cash Provided by Operating Activities	7,865	2,448
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,280)	(1,414)
Net Cash Used in Investing Activities	(1,280)	(1,414)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(3,500)	(2,800)
Proceeds from long-term debt	—	1,500
Proceeds from stock option exercises	106	49
Tax deficiency from stock-based awards	—	(134)
Cash paid for purchase of treasury stock	(1,337)	—
Net Cash Used in Financing Activities	(4,731)	(1,385)
Net Change in Cash and Cash Equivalents	1,854	(351)
CASH AND CASH EQUIVALENTS - Beginning	3,454	3,805
CASH AND CASH EQUIVALENTS - Ending	$5,308	$3,454
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$82	$88
Income taxes paid	$186	$54
Surrender of Common Shares	11	86

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc. and Subsidiaries (the "Company") is a diversified manufacturer of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

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

Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. Amounts previously recorded in cost of sales totaling $6,723,000 have been reclassified to research and development from cost of sales to conform with the current period presentation.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of June 30, 2018 due to their short-term maturities.; Long-Term Debt - The carrying amount of the Company’s long-term debt at June 30, 2018 in the amount of $0 approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at June 30, 2018 and June 30, 2017. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2018 and June 30, 2017. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $195,000 and $155,000 and for returns and other allowances of $1,765,000 and $1,250,000 as of June 30, 2018 and June 30, 2017, respectively. Our reserves for doubtful accounts and for returns and other allowances are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Intangible Assets

Intangible assets determined to have indefinite lives are not amortized but are tested for impairment at least annually. Intangible assets with definite lives are amortized over their useful lives. Infinite-lived intangible assets are reviewed for impairment at least annually at the Company’s fiscal year end of June 30 or more often whenever there is an indication that the carrying amount may not be recovered.

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

Changes in intangible assets are as follows (in thousands):

	June 30, 2018			June 30, 2017
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(8,155)	$1,645	$9,800	$(7,784)	$2,016
Trade name	5,900	—	5,900	5,900	—	5,900
	$15,700	$(8,155)	$7,545	$15,700	$(7,784)	$7,916

Amortization expense for intangible assets subject to amortization was approximately $371,000 and $441,000 for the fiscal years ended June 30, 2018 and 2017, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2019 - $313,000; 2020 -$264,000; 2021 - $223,000; 2022 - $188,000; and 2023 $159,000. The weighted average amortization period for intangible assets was 10.1 years and 11.1 years at June 30, 2018 and 2017, respectively.

Long-Lived Assets

Long-lived assets, including indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. Impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

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

Sales Returns and Other Allowances

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 8%, and 7% for the fiscal years ended June 30, 2018 and 2017, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2018 and 2017 was $2,011,000 and $2,444,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Operating expenses" in the consolidated statements of operations. Company-sponsored research and development expense for the fiscal years ended June 30, 2018 and 2017 was $6,630,000 and $6,723,000, respectively. These amounts, previously recorded in cost of sales have been reclassified to research and development conform with the current period presentation.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2018	2017	2018	2017	2018	2017
Basic EPS	$7,649	$5,599	18,788	18,809	$0.41	$0.30

Effect of Dilutive Securities:
Stock Options	—	—	37	45	—	—

Diluted EPS	$7,649	$5,599	18,825	18,854	$0.41	$0.30

Options to purchase 217 and 0 shares of common stock for the fiscal years ended June 30, 2018 and 2017, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $146,000 and $102,000 were recognized for fiscal years ended June 30, 2018 and 2017, respectively. The effect on both Basic and Diluted Earnings per share was $0.01 for each of the fiscal years ended June 30, 2018 and 2017.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S Dollar. All foreign operations are considered a direct and integral part or extension of the Company's operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation is recorded for the fiscal years ended June 30, 2018 or 2017.

Comprehensive Income

For the fiscal years ended June 30, 2018 and 2017, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($476,000 and $461,000 in the fiscal years ended June 30, 2018 and 2017, respectively) and classifies the costs associated with these revenues in cost of sales ($988,000 and $947,000 in fiscal years ended June 30, 2018 and 2017).

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

In July 2015, the FASB issued ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (ASU 2015-11). The amendments in ASU 2015-11 simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 was effective for the Company’s quarter ended September 30, 2017. We have adopted ASU 2015-11 during the quarter ended September 30, 2017.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. This standard supersedes existing revenue recognition standards and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard further requires new expanded disclosures about contracts with customers. The standard permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company will use the latter transition method. The standard is effective for fiscal years beginning after December 15, 2017. As such the standard is effective for the Company in fiscal 2019.

The Company substantially completed its analysis of the impact of the standard on the Company’s consolidated financial statements and determined that the Company’s revenue recognition will change with regard to the recognition and measurement of certain types of variable consideration. As a result the Company expects to record a cumulative effect charge to retained earnings of as of the adoption date of July 1, 2018. The Company is in the process of finalizing the cumulative effect change and will also expand its disclosures as necessary, as required by the new standard.

NOTE 2 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 22% and 24% of the Company’s accounts receivable at June 30, 2018 and 2017, respectively. Sales to this customer comprised 10% and 13% of net sales in the fiscal years ended June 30, 2018 and 2017, respectively. The Company had another customer with an accounts receivable balance that comprised 11% of the Company’s accounts receivable at June 30, 2018. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2018 and 2017.

NOTE 3 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Inventories, net of reserves consist of the following (in thousands):

	June 30,
	2018	2017
Component parts	$16,495	$16,638
Work-in-process	4,491	4,415
Finished product	7,948	9,526
	$28,934	$30,579

Classification of inventories, net of reserves:
Current	$24,533	$26,212
Non-current	4,401	4,367
	$28,934	$30,579

NOTE 4 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30,
	2018	2017	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,275	7,058	3 to 5
Furniture and fixtures	2,599	2,570	5 to 10
Machinery and equipment	22,996	22,183	7 to 10
Leasehold improvements	706	485	Shorter of the lease term or life of asset
	43,391	42,111
Less: accumulated depreciation and amortization	(36,600)	(35,568)
	$6,791	$6,543

Depreciation and amortization expense on property, plant, and equipment was approximately $1,031,000 and $920,000 in fiscal 2018 and 2017, respectively.

NOTE 5 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended June 30,
	2018	2017
Current income taxes:
Federal	$567	$280
State	37	55
	604	335
Deferred income tax provision	80	361
Provision for income taxes	$684	$696

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30, (dollars in thousands):

	2018		2017
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax at Federal statutory rate	$2,296	27.6%	$2,140	34.0%

Increases (decreases) in taxes resulting from:
Meals and entertainment	56	0.6%	68	1.1%
State income taxes, net of Federal income tax benefit	29	0.3%	28	0.4%
Foreign source income not subject to tax	(1,895)	(22.7)%	(1,286)	(20.4)%
R&D Credit	(314)	(3.8)%	(286)	(4.5)%
Transition tax	381	4.6%	—	—
Foreign withholding tax	256	3.1%	—	—
U.S. Federal Tax rate reduction	(136)	(1.6%)	—	—
Other, net	11	0.1%	32	0.5%
Effective tax rate	$684	8.2%	$696	11.1%

Deferred tax assets and deferred tax liabilities at June 30, 2018 and 2017 are as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	2018	2017
Accounts receivable	$17	$26
Inventories	437	586
Accrued Liabilities	233	453
Stock based compensation expense	15	28
Intangibles	(324)	(258)
R&D credit	781	1,427
Property, plant and equipment	(339)	(579)
Other deferred tax liabilities	(256)	(1,039)
	564	644
Valuation allowance	—	—
Net deferred tax assets	$564	$644

The Company has identified the United States and New York State as its major tax jurisdictions. The fiscal 2015 and forward years are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

The provision for income taxes represents Federal, Foreign, and State and Local income taxes. The effective rate differs from statutory rates due to the effect of tax rates in foreign jurisdictions, tax benefit of R&D credits, certain nondeductible expenses and by the enactment of H.R. 1, Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. The Act reduced the U.S. Corporate income tax rate to 21% and resulted in a $136,000 reduction in the Company’s net deferred tax liabilities. As The Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. federal statutory rate of approximately 27.55% for fiscal 2018 and a 21% U.S. federal statutory rate for subsequent fiscal years. The Company reported $381,000 of provisional expense on its unremitted foreign earnings.

Accounting Standard Codification (“ASC”) 740 requires filers to record the effects of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of June 30, 2018, The Company has not completed accounting for the tax effects of enactment of the Act; however, The Company has made a reasonable estimate of the effects on the existing deferred balances as well as the computation of the one-time transition tax. In addition, changes in judgment from the evaluation of new information resulting in the recognition, de-recognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

During the year ending June 30, 2018 the Company increased its reserve for uncertain income tax positions by $38,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2018, the Company had accrued interest totaling $0 and $221,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company claims R&D tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total
Balance of gross unrecognized tax benefits as of July 1, 2016	$148	$—	$148

Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	35	—	35

Balance of gross unrecognized tax benefits as of June 30, 2017	183	$—	183

Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	38	—	38

Balance of gross unrecognized tax benefits as of June 30, 2018	$221	$—	$221

The Company plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided withholding tax on the permanently reinvested earnings. The Company has accrued $256,000 for withholding taxes on undistributed earnings that are not permanently reinvested. As of June 30, 2018 the Company had approximately $19.7 million of undistributed earnings of foreign subsidiaries.

NOTE 6 - Long-Term Debt

As of June 30, 2018, long-term debt consisted of a revolving line of credit of $11,000,000 (“Agreement”) which expires in June 2021.

Outstanding balances and interest rates as of June 30, 2018 and June 30, 2017 are as follows (dollars in thousands):

	June 30, 2018		June 30, 2017
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$—	n/a	$3,500	2.2%

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

NOTE 7 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the fiscal years ended June 30, 2018 and 2017, the Company recorded non-cash compensation expense of $146,000 ($0.01 per basic and diluted share) and $102,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation

2012 Employee Stock Option Plan

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2018, 57,200 stock options were granted, 30,400 stock options were exercisable and 821,900 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2018 and 2017 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017
Risk-free interest rates	2.4%	2.4%
Expected lives	10 years	10 years
Expected volatility	52%	52%
Expected dividend yields	0%	0%

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

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2018		2017
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	70,600	$5.84	112,500	$5.54
Granted	25,000	9.01	5,000	8.15
Terminated	(4,000)	9.15	(11,400)	6.10
Exercised	(34,400)	5.68	(35,500)	5.13
Outstanding, end of year	57,200	$7.09	70,600	$5.84
Exercisable, end of year	30,400	$6.55	38,700	$5.98

Weighted average fair value at grant date of options granted	$5.61		$5.22
Total intrinsic value of options exercised	$187,000		$152,000
Total intrinsic value of options outstanding	$324,000		$252,000
Total intrinsic value of options exercisable	$246,000		$132,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.29-$9.63	57,200	7.4	$7.09	30,400	$6.55
	57,200	7.4	$7.09	30,400	$6.55

As of June 30, 2018, there was $129,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 25,000 and 5,000 options were granted during the fiscal years ended June 30, 2018 and 2017, respectively. 18,000 of the 34,400 stock options exercised during the fiscal year ended June 30, 2018 were settled by exchanging 7,940 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The total fair value of the options vesting during the fiscal years ended June 30, 2018 and 2017 under this plan was $86,000 and $79,000, respectively. $106,000 and $10,000 was received from option exercises for the fiscal years ended June 30, 2018 and 2017, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2018, 27,800 stock options were granted, 13,800 stock options were exercisable and no further stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2018
Risk-free interest rates	2.4%
Expected lives	10 years
Expected volatility	52%
Expected dividend yields	0%

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2018		2017
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	14,200	$4.69	35,000	$4.73
Granted	15,000	8.70	—	—
Terminated	—	—	—	—
Exercised	(1,400)	4.73	(20,800)	4.76
Outstanding, end of year	27,800	$6.85	14,200	$4.69
Exercisable, end of year	13,800	$5.61	5,200	$4.76

Weighted average fair value at grant date of options granted	$5.55		n/a
Total intrinsic value of options exercised	$14,000		$96,000
Total intrinsic value of options outstanding	$217,000		$67,000
Total intrinsic value of options exercisable	$125,000		$24,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $8.70	27,800	7.7	$6.85	13,800	$5.61
	27,800	7.7	$6.85	13,800	$5.61

As of June 30, 2018, there was $72,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 15,000 and 0 options were granted during the fiscal years ended June 30, 2018 and 2017, respectively. The 1,400 stock options exercised during the fiscal year ended June 30, 2018 were settled by exchanging 452 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The total fair value of the options vesting during each of the fiscal years ended June 30, 2018 and 2017 under this plan was $39,000 and $22,000, respectively.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At June 30, 2018, no stock options were granted or exercisable and no further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the fiscal years ended June 30,:

	2018		2017
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	5,000	$5.35	102,500	$6.04
Granted	—	—	—	—
Terminated/Lapsed	—	—	(10,500)	6.02
Exercised	(5,000)	5.35	(87,000)	6.08
Outstanding, end of period	—	$—	5,000	$5.35
Exercisable, end of period	—	$—	5,000	$5.35

Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$47,000		$289,000
Total intrinsic value of options outstanding	n/a		$20,000
Total intrinsic value of options exercisable	n/a		$20,000

As of June 30, 2018, there was no unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2002 Non-Employee Plan. 5,000 and 87,000 stock options were exercised during the fiscal years ended June 30, 2018 and 2017, respectively. The 5,000 stock options exercised during the fiscal year ended June 30, 2018 were settled by exchanging 2,815 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 80,500 of the 87,000 stock options exercised during the fiscal year ended June 30, 2017 were settled by exchanging 59,418 shares of the Company’s common stock which was included in Treasury Stock upon receipt. $0 was received from option exercises for each of the fiscal years ended June 30, 2018 and 2017, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

NOTE 8 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the fiscal year ended June 30, 2018 the Company repurchased 145,395 shares of its outstanding common stock at a weighted average price of $9.19. Shares repurchased through June 30, 2018 are included in the Company’s Treasury Stock as of June 30, 2018.

During fiscal 2018, certain employees and Directors exercised incentive stock options under the Company’s 2012 and 2002 Plans totaling 40,800 shares. 24,400 of these exercises were completed as cashless exercises as allowed for under the Plans, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 11,207 and was based upon the per share price on the effective date of the option exercise.

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

NOTE 9 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $132,000 and $118,000 for the years ended June 30, 2018 and 2017, respectively.

NOTE 10 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2023. Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending June 30,	Amount
2019	$39,000
2020	24,000
2021	23,000
2022	21,000
2023	9,000
Total	$116,000

Rent expense, with the exception of the land lease referred to below, totaled approximately $35,000 and $23,000, for the fiscal years ended June 30, 2018 and 2017, respectively.

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

Employment Agreements

As of June 30, 2017, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $752,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2020 and provides for an annual salary of $334,000, a bonus arrangement for fiscal 2018 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The employment agreement with the SVP of Engineering expires in August 2018 and provides for an annual salary of $302,000, a bonus arrangement for fiscal 2018 and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

NOTE 11 - Geographical Data

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America.

Financial Information Relating to Domestic and Foreign Operations

	Fiscal Year ended June 30,
	2018	2017
	(in thousands)
Sales to external customers(1):
Domestic	$89,490	$84,820
Foreign	2,256	2,554
Total Net Sales	$91,746	$87,374

	As of June 30,
	2018	2017
Identifiable assets:
United States	$52,928	$55,550
Dominican Republic (2)	20,341	15,312
Total Identifiable Assets	$73,269	$70,862

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2018 = $16,592; 2017 = $11,831) and fixed assets (2018 = $3,462; 2017 = $3,233) located at the Company's principal manufacturing facility in the Dominican Republic.

NOTE 12 – Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the consolidated financial statements.

b. Supplementary Financial Data

QUARTERLY RESULTS

The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters (in thousands except for per share data):

	Fiscal Year Ended June 30, 2018 (1),
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$21,174	$21,112	$22,200	$27,260
Gross Profit	8,486	8,479	8,892	12,138
Operating Income	1,059	1,166	1,912	4,277
Net Income	890	1,233	1,829	3,697
Net Income Per Share
Basic EPS	.05	.07	.10	.20
Diluted EPS	.05	.07	.10	.20

	Fiscal Year Ended June 30, 2017 (1),
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$20,168	$20,715	$20,807	$25,684
Gross Profit	8,080	8,226	8,361	11,634
Operating Income	716	1,064	1,136	3,462
Net Income	568	857	952	3,222
Net Income Per Share(1):
Basic EPS	.03	.05	.05	.17
Diluted EPS	.03	.05	.05	.17

(1)	Certain prior period balances have been reclassified to conform with the current period presentation.

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

None

ITEM 9A: CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting. During the quarterly period ending June 30, 2018, we identified a material weakness in our internal control over financial reporting regarding controls related to a lack of supervision and review to ensure proper internal control over financial reporting. During the quarter ending September 30, 2018, we initiated a process to remediate that material weakness. As a result, we plan to implement changes in our internal controls over financial reporting that would materially affect or are likely to materially affect our internal controls over financial reporting. We are improving the design and effectiveness of our controls through strengthening our approval and review processes. We are implementing enhancements to our reviews to increase their level of detail and precision and incorporated validation of the information used in the control as part of the review. Additionally, we will document these reviews and maintain the documented evidence of the review.

Previously Reported Material Weaknesses Relating to Revenue

As previously reported, we did not have effective policies and procedures and effective reviews by the appropriate personnel related to the existence and completeness of product shipments and services as well as the accuracy of the extended pricing of goods and services sold to customers.

With the oversight of our Audit Committee, we took corrective steps during 2018 to remediate the underlying causes of the material internal control weaknesses relating to the existence and completeness of product shipments and services as well as the accuracy of the extended pricing of goods and services sold to customers. The corrective steps we have taken, which are intended to ensure that we have effective policies and procedures and effective reviews by personnel at an appropriate level pertaining to the existence and completeness of product shipments and services as well as the accuracy of the extended pricing of goods and services sold to customers, include:

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors appearing in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (“Proxy Statement”) under the heading “Election of Directors”, is incorporated herein by reference.

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

Information regarding Equity Compensation Plan Information as of June 30, 2018 is included in Item 5.

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

September 13, 2018

NAPCO SECURITY TECHNOLOGIES, INC. (Registrant)

By:	/s/RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/RICHARD SOLOWAY	Chairman of the Board of Directors,	September 13, 2018
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/KEVIN S. BUCHEL	Senior Vice President of Operations	September 13, 2018
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/PAUL STEPHEN BEEBER	Director	September 13, 2018
Paul Stephen Beeber

/s/RANDY B. BLAUSTEIN	Director	September 13, 2018
Randy B. Blaustein

/s/ARNOLD BLUMENTHAL	Director	September 13, 2018
Arnold Blumenthal

/s/DONNA SOLOWAY	Director	September 13, 2018
Donna Soloway

/s/ANDREW J. WILDER	Director	September 13, 2018
Andrew J. Wilder