Form 10-Q
period 2018-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2018-11-09
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware		11-2277818
(State or other jurisdiction of		(IRS Employer Identification
incorporation of organization)		Number)

333 Bayview Avenue
Amityville, New York		11701
(Address of principal executive offices)		(Zip Code)

(631) 842-9400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year if
changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of: November 8, 2018

COMMON STOCK, $.01 PAR VALUE PER SHARE 18,574,845

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (unaudited)	June 30, 2018
	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$7,469	$5,308
Accounts receivable, net of allowance for doubtful accounts of $189 and $195 at September 30, 2018 and June 30, 2018, respectively	22,104	22,738
Inventories, net	25,158	24,533
Prepaid expenses and other current assets	2,130	1,124
Total Current Assets	56,861	53,703
Inventories - non-current, net	5,082	4,401
Deferred income taxes	602	564
Property, plant and equipment, net	6,969	6,791
Intangible assets, net	7,467	7,545
Other assets	267	265
TOTAL ASSETS	$77,248	$73,269

CURRENT LIABILITIES
Accounts payable	$4,812	$4,807
Accrued expenses	5,821	2,112
Accrued salaries and wages	2,363	2,190
Accrued income taxes	129	293
Total Current Liabilities	13,125	9,402
Accrued income taxes	414	414
Total Liabilities	13,539	9,816
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,206,827 and 21,204,327 shares issued; and 18,692,419 and 18,729,082 shares outstanding, respectively	212	212
Additional paid-in capital	16,910	16,890
Retained earnings	60,205	59,420
Less: Treasury Stock, at cost (2,514,408 and 2,475,245 shares, respectively)	(13,618)	(13,069)
TOTAL STOCKHOLDERS' EQUITY	63,709	63,453
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,248	$73,269

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended September 30,
	2018	2017
	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$19,590	$18,586
Service revenues	3,786	2,588
	23,376	21,174
Cost of sales:
Equipment related expenses	13,007	12,091
Service related expenses	810	597
	13,817	12,688

Gross Profit	9,559	8,486
Research and development	1,745	1,607
Selling, general, and administrative expenses	6,055	5,820
Operating Income	1,759	1,059
Other expense:
Interest expense, net	7	26
Income before Provision for Income Taxes	1,752	1,033
Provision for Income Taxes	248	143
Net Income	$1,504	$890

Income per share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

Weighted average number of shares outstanding:
Basic	18,726,000	18,846,000
Diluted	18,776,000	18,879,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,
	2018	2017
	(in thousands, except share data)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,504	$890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327	330
(Recovery of) provision for doubtful accounts	(6)	20
Deferred income taxes	153	160
Non-cash stock based compensation expense	5	33
Changes in operating assets and liabilities:
Accounts receivable	2,405	2,509
Inventories	(1,665)	(559)
Prepaid expenses and other current assets	69	200
Other assets	(5)	(30)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	332	(2,052)
Net Cash Provided by Operating Activities	3,119	1,501
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(424)	(514)
Net Cash Used in Investing Activities	(424)	(514)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	15	12
Cash paid for purchase of treasury stock	(549)	--
Net Cash (Used in) Provided by Financing Activities	(534)	12
Net Change in Cash and Cash Equivalents	2,161	999
CASH AND CASH EQUIVALENTS - Beginning	5,308	3,454
CASH AND CASH EQUIVALENTS - Ending	$7,469	$4,453
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$--	$21
Income taxes paid	$259	$184
Surrender of Common Shares	--	3

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc. and Subsidiaries (the "Company" or “Napco”) is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment.

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

Significant Accounting Policies:

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company, including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2018. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Reclassification

Amounts previously recorded in cost of sales totaling $1,607,000 for the period ending September 30, 2017 have been reclassified to research and development from cost of sales to conform with the current period presentation.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2018 due to their short-term maturities.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at September 30, 2018 and June 30, 2018. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2018 and June 30, 2018. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $189,000 and $195,000 as of September 30, 2018 and June 30, 2018, respectively. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

The Company’s acquisition of substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. (“Marks”) in August 2008 included intangible assets recorded at fair value on the date of acquisition. The customer relationships are amortized over their estimated useful lives of twenty years. The Marks trade name was deemed to have an indefinite life.

Changes in intangible assets are as follows (in thousands):

	September 30, 2018			June 30, 2018
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(8,233)	$1,567	$9,800	$(8,155)	$1,645
Trade name	5,900	—	5,900	5,900	—	5,900
	$15,700	$(8,233)	$7,467	$15,700	$(8,155)	$7,545

Amortization expense for intangible assets subject to amortization was approximately $78,000 and $93,000 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2019 - $313,000; 2020 -$264,000; 2021 - $223,000; 2022 - $188,000; and 2023 - $159,000. The weighted average amortization period for intangible assets was 9.9 years and 10.9 years at September 30, 2018 and 2017, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. Impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which the Company adopted effective July 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition for additional accounting policies and transition disclosures.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2018 and 2017 was $650,000 and $641,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Operating expenses" in the consolidated statements of operations. Company-sponsored research and development expense for the three months ended September 30, 2018 and 2017 was $1,745,000 and $1,607,000, respectively. These amounts, previously recorded in cost of sales have been reclassified to research and development to conform with the current period presentation.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2018	2017	2018	2017	2018	2017
Basic EPS	$1,504	$890	18,726	18,846	$0.08	$0.05
Effect of Dilutive Securities:
Stock Options	—	—	50	33	—	—
Diluted EPS	$1,504	$890	18,776	18,879	$0.08	$0.05

No options to purchase shares of common stock were excluded for the three months ended September 30, 2018 and 2017.

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

Stock-based compensation costs of $5,000 and $33,000 were recognized for the three months ended September 30, 2018 and 2017, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for each of the three months ended September 30, 2018 and 2017.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S Dollar. All foreign operations are considered a direct and integral part or extension of the Company's operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation is recorded for the three months ended September 30, 2018 or 2017.

Comprehensive Income

For the three months ended September 30, 2018 and 2017, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($101,000 and $122,000 in the three months ended September 30, 2018 and 2017, respectively); and classifies the costs associated with these revenues in cost of sales ($282,000 and $207,000 in the three months ended September 30, 2018 and 2017, respectively).

Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amended the accounting standards for revenue recognition. This standard superseded all prior revenue recognition standards and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted this ASU effective July 1, 2018. See Note 2, Revenue Recognition for additional accounting policy and transition disclosures.

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

NOTE 2 – Revenue Recognition and Contracts with Customers

Adoption

On July 1, 2018, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method applied to contracts that were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

The Company recorded a net decrease to opening retained earnings of approximately $720,000 (net of tax benefit of $191,000) as of July 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in the recognition and measurement of certain types of variable consideration, which resulted in the increase in sales allowance reserves (i.e. refund liabilities) by a net of $1,627,000 and increased other assets (i.e. return related assets) by approximately $716,000.

Also, due to the adoption of the new standard, the Company classified certain reserves in respect of refund liabilities that were previously presented as a reduction from receivables, to current liabilities amounting to approximately $1,817,000 as of September 30, 2018. Further, amounts related to promotion payments to customers are now classified as a reduction of sales.

The impact of applying this ASU for the three months ended September 30, 2018 resulted in an immaterial change in product sales.

Net Sales

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems on a monthly basis. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

For product sales the Company typically transfers control at a point in time upon shipment or delivery of the product. For monthly communication services the Company satisfies its performance obligation as the services are rendered and therefore recognizes revenue over the monthly period.

Typically timing of revenue recognition coincides with the timing of invoicing to the customers, at which time the Company has an unconditional right to consideration. As such, the Company typically records a receivable when revenue is recognized.

The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment for product sales is typically due within 30 and 180 days of the delivery date. Payment for monthly communication services is typically due at the beginning of the month on a monthly basis.

The Company provides limited standard warranty for defective products, usually for a period of 24 to 36 months. The Company accepts returns for such defective products as well as for other limited circumstances. The Company also provides rebates to customers for meeting specified purchasing targets and other coupons or credits in limited circumstances. The Company establishes reserves for the estimated returns, rebates and credits and measures such variable consideration based on the expected value method using an analysis of historical data. Changes to the estimated variable consideration in subsequent periods are not material.

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 9% and 8% for the three months ended September 30, 2018 and 2017, respectively.

In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers into major product lines. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the accounting policy footnote, the Company’s business consists of one operating segment. Following is the disaggregation of revenues based on major product lines (in thousands):

	Three months ended September 30,
	2018	2017
Major Product Lines:
Intrusion and Access alarm products	$7,092	$6,511
Door locking devices	12,498	12,096
Services	3,786	2,567
Total Revenues	$23,376	$21,174

NOTE 3 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 20% and 22% of the Company’s accounts receivable at September 30, 2018 and June 30, 2018, respectively. Sales to this customer comprised 10% and 11% of net sales in the three months ended September 30, 2018 and 2017, respectively. The Company had another customer with an accounts receivable balance that comprised 12% and 11% of the Company’s accounts receivable at September 30, 2018 and June 30, 2018, respectively. Sales to this customer did not exceed 10% of net sales in either of the three months ended September 30, 2018 or 2017.

NOTE 4 - Inventories

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

Inventories, net of reserves consist of the following (in thousands):

	September 30, 2018	June 30, 2018
Component parts	$17,809	$16,495
Work-in-process	4,849	4,491
Finished product	7,582	7,948
	$30,240	$28,934
Classification of inventories, net of reserves:
Current	$25,158	$24,533
Non-current	5,082	4,401
	$30,240	$28,934

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2018	June 30, 2018	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,319	7,275	3 to 5
Furniture and fixtures	2,599	2,599	5 to 10
Machinery and equipment	23,088	22,996	7 to 10
Leasehold improvements	994	706	Shorter of the lease term or life of asset
	43,815	43,391
Less: accumulated depreciation and amortization	(36,846)	(36,600)
	$6,969	$6,791

Depreciation and amortization expense on property, plant, and equipment was approximately $246,000 and $237,000 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 6 - Income Taxes

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, global intangible low-taxed income (“GILTI”), tax benefit of R&D credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, de-recognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is comprehensive tax legislation effective January 1, 2018 that implements complex changes to the U.S tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and includes provisions to tax GILTI. We are subject to the GILTI provisions effective for fiscal year ended June 30, 2019. The Tax Act also imposed a one-time transition tax on its unremitted foreign earnings. The Company reported $381,000 of provisional expense in the fiscal year ended June 30, 2018 for the transition tax. Accounting Standard Codification (“ASC”) 740 requires filers to record the effects of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of September 30, 2018, the Company has not completed accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effects on the existing deferred balances as well as the computation of the one-time transition tax.

For the three months ended September 30, 2018, the Company recognized a net income tax expense of $248,000. During the three months ended September 30, 2018, the Company increased its reserve for uncertain income tax positions by $35,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of September 30, 2018, the Company had accrued interest totaling $0 and $256,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims research and development (“R&D”) tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2018 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2015 and thereafter.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 7 - Long-Term Debt

As of September 30, 2018, long-term debt consisted of a revolving line of credit of $11,000,000 (“Agreement”) which expires in June 2021.

There were no outstanding borrowings under the revolving line of credit at either September 30, 2018 or June 30, 2018.

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

NOTE 8 - Stock Options

The Company follows ASC 718 “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  The Company recorded non-cash compensation expense relating to stock-based compensation of $5,000 and $33,000 for the three months ended September 30, 2018 and 2017, respectively ($0.00 per basic and diluted share for each period).

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2018, 58,700 stock options were granted, 27,900 stock options were exercisable and 817,900 stock options were available for grant under this plan.

The fair value of each option granted during the three months ended September 30, 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2018
Risk-free interest rates	3.0%
Expected lives	10 years
Expected volatility	52%
Expected dividend yields	0%

The following table reflects activity under the 2012 Employee Plan for the three months ended September 30,:

	2018		2017
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	57,200	$7.09	70,600	$5.84
Granted	4,000	15.30	--	--
Terminated/Lapsed	--	--	--	--
Exercised	(2,500)	6.31	(2,000)	6.31
Outstanding, end of period	58,700	$7.68	68,600	$5.82
Exercisable, end of period	27,900	$6.57	41,700	$5.86
Weighted average fair value at grant date of options granted	$5.67		n/a
Total intrinsic value of options exercised	$25,000		$6,000
Total intrinsic value of options outstanding	$313,000		$245,000
Total intrinsic value of options exercisable	$210,000		$148,000

2,500 and 2,000 stock options were exercised during the three months ended September 30, 2018 and 2017, respectively. $16,000 and $13,000 of cash was received from option exercises during the three months ended September 30, 2018 and 2017, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.29-$15.30	58,700	7.4	$7.68	27,900	$6.57
	58,700	7.4	$7.68	27,900	$6.57

As of September 30, 2018, there was $147,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 4,000 and 0 options were granted during the three months ended September 30, 2018 and 2017, respectively. The total fair value of the options vesting during the three months ended September 30, 2018 and 2017 under this plan was $13,000 and $16,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2018, 27,800 stock options were granted, 13,800 stock options were exercisable and no further stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30,:

	2018		2017
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	27,800	$6.85	14,200	$4.69
Granted	--	--	--	--
Terminated/Lapsed	--	--	--	--
Exercised	--	--	--	--
Outstanding, end of period	27,800	$6.85	14,200	$4.69
Exercisable, end of period	13,800	$5.61	10,200	$4.82
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$225,000		$67,000
Total intrinsic value of options exercisable	$129,000		$47,000

No stock options were exercised during either of the three months ended September 30, 2018 or 2017. No cash was received from option exercises during either of the three months ended September 30, 2018 or 2017 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $8.70	27,800	7.4	$6.85	13,800	$5.61
	27,800	7.4	$6.85	13,800	$5.61

As of September 30, 2018, there was $72,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during either of the three months ended September 30, 2018 or 2017. The total fair value of the options vesting during each of the three months ended September 30, 2018 and 2017 under this plan was $0 and $17,000, respectively.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At September 30, 2018, no stock options were granted or exercisable and no further stock options were available for grant under this plan after the plans expiration in October 2012.

The following table reflects activity under the 2002 Employee plan for the three months ended September 30,:

	2018		2017
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	—	$—	5,000	$5.35
Granted	—	—	—	—
Terminated/Lapsed	—	—	—	—
Exercised	—	—	(5,000)	5.35
Outstanding, end of period	—	$—	—	$—
Exercisable, end of period	—	$—	—	$—
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		$20,000
Total intrinsic value of options outstanding	n/a		n/a
Total intrinsic value of options exercisable	n/a		n/a

0 and 5,000 stock options were exercised during the three months ended September 30, 2018 and 2017, respectively. The 5,000 exercises were settled in cashless exercises by exchanging 2,815 shares of the Company’s common stock which were retired and returned to unissued status. No cash was received from option exercises during either of the three months ended September 30, 2018 and 2017 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

NOTE 9 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. The Company repurchased 39,163 shares at a weighted average price of $14.02 under this plan during the three months ended September 30, 2018. The Company did not repurchase any of its outstanding common stock during the three months ended September 30, 2017. Shares repurchased through September 30, 2018 are included in the Company’s Treasury Stock as of September 30, 2018.

NOTE 10 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $34,000 and $31,000 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 11 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2023.

Rent expense, with the exception of the land lease referred to below, totaled approximately $11,000 and $6,000, for the three months ended September 30, 2018 and 2017, respectively.

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

Employment Agreements

As of September 30, 2018, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $752,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2020 and provides for an annual salary of $334,000, a bonus arrangement for fiscal 2018 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The employment agreement with the SVP of Engineering expires in August 2020 and provides for an annual salary of $302,000, a bonus arrangement for fiscal 2018 and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

Note 12 – Geographical Data

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America.

Financial Information Relating to Domestic and Foreign Operations (in thousands)

	Three months ended September 30,
	2018	2017
Sales to external customers(1):
Domestic	$22,873	$20,652
Foreign	503	522
Total Net Sales	$23,376	$21,174

	September 30, 2018	June 30, 2018
Identifiable assets:
United States	$54,244	$52,928
Dominican Republic (2)	23,004	20,341
Total Identifiable Assets	$77,248	$73,269

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (September 30, 2018 = $19,427, June 30, 2018 = $16,592) and long-lived assets (September 30, 2018 = $3,399, June 30, 2018 = $3,462) located at the Company's principal manufacturing facility in the Dominican Republic.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, uncertain economic, military and political conditions in the world, our ability to maintain and develop competitive products, adverse tax consequences of offshore operations, the ability to maintain adequate financing and significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar. The Company’s Risk Factors are discussed in more detail in Item 1A in the Company’s 2018 Annual Report on Form 10-K.

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 2% of our revenues for each of the three months ended September, 2018 and 2017.

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

The security products market is characterized by constant incremental innovation in product design and manufacturing technologies. Generally, the Company typically devotes 6-8% of revenues to research and development (“R&D”) on an annual basis. The Company does not expect products resulting from our R&D investments in fiscal 2019 to contribute materially to revenue during fiscal 2019, but may benefit the Company over future years. In general, the new products introduced by the Company are initially shipped in limited quantities, and increase over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company, including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2018. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Reclassification

Amounts previously recorded in cost of sales totaling $1,607,000 for the period ending September 30, 2017 have been reclassified to research and development from cost of sales to conform with the current period presentation.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2018 due to their short-term maturities.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at September 30, 2018 and June 30, 2018. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2018 and June 30, 2018. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $189,000 and $195,000 as of September 30, 2018 and June 30, 2018, respectively. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

The Company’s acquisition of substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. (“Marks”) in August 2008 included intangible assets recorded at fair value on the date of acquisition. The customer relationships are amortized over their estimated useful lives of twenty years. The Marks trade name was deemed to have an indefinite life.

Changes in intangible assets are as follows (in thousands):

	September 30, 2018			June 30, 2018
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(8,233)	$1,567	$9,800	$(8,155)	$1,645
Trade name	5,900	—	5,900	5,900	—	5,900
	$15,700	$(8,233)	$7,467	$15,700	$(8,155)	$7,545

Amortization expense for intangible assets subject to amortization was approximately $78,000 and $93,000 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2019 - $313,000; 2020 -$264,000; 2021 - $223,000; 2022 - $188,000; and 2023 - $159,000. The weighted average amortization period for intangible assets was 9.9 years and 10.9 years at September 30, 2018 and 2017, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. Impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which the Company adopted effective July 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition for additional accounting policies and transition disclosures.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2018 and 2017 was $650,000 and $641,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Operating expenses" in the consolidated statements of operations. Company-sponsored research and development expense for the three months ended September 30, 2018 and 2017 was $1,745,000 and $1,607,000, respectively. These amounts, previously recorded in cost of sales have been reclassified to research and development to conform with the current period presentation.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2018	2017	2018	2017	2018	2017
Basic EPS	$1,504	$890	18,726	18,846	$0.08	$0.05
Effect of Dilutive Securities:
Stock Options	—	—	50	33	—	—
Diluted EPS	$1,504	$890	18,776	18,879	$0.08	$0.05

No options to purchase shares of common stock were excluded for the three months ended September 30, 2018 and 2017.

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

Stock-based compensation costs of $5,000 and $33,000 were recognized for the three months ended September 30, 2018 and 2017, respectively. The effect on both Basic and Diluted Earnings per share was $0.00 for each of the three months ended September 30, 2018 and 2017.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S Dollar. All foreign operations are considered a direct and integral part or extension of the Company's operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation is recorded for the three months ended September 30, 2018 or 2017.

Comprehensive Income

For the three months ended September 30, 2018 and 2017, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($101,000 and $122,000 in the three months ended September 30, 2018 and 2017, respectively); and classifies the costs associated with these revenues in cost of sales ($282,000 and $207,000 in the three months ended September 30, 2018 and 2017, respectively).

Results of Operations

	Three months ended September 30, (dollars in thousands)
	2018	2017	% Increase/ (decrease)
Net sales	$23,376	$21,174	10.4%
Gross profit	9,559	8,486	12.6%
Gross profit as a % of net sales	40.9%	40.1%	2.0%
Research and development	1,745	1,607	8.6%
Selling, general and administrative	6,055	5,820	4.0%
Selling, general and administrative as a percentage of net sales	25.9%	27.5%	(5.8)%
Operating income	1,759	1,059	66.1%
Interest expense, net	7	26	(73.1)%
Provision for income taxes	248	143	73.4%
Net income	1,504	890	69.0%

Sales for the three months ended September 30, 2018 increased by $2,202,000 to $23,376,000 as compared to $21,174,000 for the same period a year ago. The increase in sales for the three months ended September 30, 2018 was due primarily to increased communication service revenues ($1,219,000), sales of intrusion and access products ($581,000) and door-locking products ($402,000).

Gross profit for the three months ended September 30, 2018 increased to $9,559,000 or 40.9% of sales as compared to $8,486,000 or 40.1% of sales for the same period a year ago. The increase in gross profit for the three months was primarily due to the increase in sales as described above.

Research and development expenses for the three months ended September 30, 2018 increased by $138,000 to $1,745,000 as compared to $1,607,000 for the same period a year ago. The increase was due primarily to increased salaries and additional personnel.

Selling, general and administrative expenses for the three months ended September 30, 2018 increased by $235,000 to $6,055,000 from $5,820,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 25.9% for the three months ended September 30, 2018 as compared to 27.5% for the same period a year ago. The increase in dollars was due primarily to higher executive incentive compensation. The decrease as a percentage of sales was due primarily to the increase in net sales as partially offset by higher executive compensation.

Interest expense, net for the three months ended September 30, 2018 decreased by $19,000 to $7,000 as compared to $26,000 for the same period a year ago. The decrease in interest expense for the three months ended September 30, 2018 resulted from reduced outstanding debt.

The Company’s provision for income taxes for the three months ended September 30, 2018 increased by $105,000 to $248,000 as compared to $143,000 for the same period a year ago. The increase in the provision for income taxes for the three months was caused primarily by an increase in Income before Provision for Income Taxes. As a result, the Company’s effective rate for income tax was 14% for each of the three months ended September 30, 2018 and 2017.

Net income increased by $614,000 to $1,504,000 or $0.08 per diluted share for the three months ended September 30, 2018 as compared to $890,000 or $0.05 per diluted share for the same period a year ago. The change in net income for the three months ended September 30, 2018 was primarily due to the items described above.

Liquidity and Capital Resources

During the three months ended September 30, 2018 the Company utilized a portion of its cash generated from operations ($973,000 of $3,119,000) to purchase property, plant and equipment ($424,000), and repurchase Company common stock ($549,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at September 30, 2018 decreased by $2,399,000 as compared to June 30, 2018. This decrease is primarily the result of the lower sales volume during the quarter ended September 30, 2018 as compared to the quarter ended June 30, 2018, which is typically the Company’s highest.

Inventories at September 30, 2018 increased by $1,665,000 as compared to June 30, 2018. This increase is primarily the result of the Company increasing inventory on certain new devices relating to its service revenues as well as the Company’s level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter.

Accounts payable and accrued expenses other than accrued income taxes increased by $495,000 as of September 30, 2018 as compared to June 30, 2018. This increase was due primarily to the increase in inventory discussed above.

As of September 30, 2018, long-term debt consisted of a revolving credit facility of $11,000,000 which expires in June 2021. As of September 30, 2018, the Company had no outstanding borrowings and $11,000,000 in availability under the Agreement. The Company’s long-term debt is described more fully in Note 7 to the condensed consolidated financial statements. The Agreement contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of September 30, 2018 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

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

At the conclusion of the period ended September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The Company determined that it did not have effective disclosure controls and procedures as of September 30, 2018. As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2018, we did not have effective disclosure controls and procedures as of June 30, 2018.

Management's review over its internal controls at the conclusion of fiscal 2018 identified conditions which they deemed to be a material weakness, (as defined by standards established by the SEC and the Public Company Accounting Oversight Board): A lack of supervision and review to ensure proper internal control over financial reporting. Management is currently designing additional controls and procedures to remediate these items and expects to complete these actions during fiscal 2019.

During the three months ended September 30, 2018, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company does not have effective disclosure controls and procedures as of September 30, 2018.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2018 during the three months ended September 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
September 1, 2018 – September 30, 2018	39,163	$14.02	39,163	169,627
Total for the Quarter ended September 30, 2018	39,163	$14.02	39,163	169,627

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

November 9, 2018

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)

