Form 10-Q
period 2018-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2019-02-08
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of: February 7, 2019

COMMON STOCK, $.01 PAR VALUE PER SHARE     18,470,032

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018 (unaudited)	June 30, 2018
	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$7,921	$5,308
Accounts receivable, net of allowance for doubtful accounts of $182 and $195 at December 31, 2018 and June 30, 2018, respectively	19,845	22,738
Inventories, net	27,116	24,533
Prepaid expenses and other current assets	1,634	1,124
Total Current Assets	56,516	53,703
Inventories - non-current, net	6,067	4,401
Deferred income taxes	655	564
Property, plant and equipment, net	7,405	6,791
Intangible assets, net	7,388	7,545
Other assets	270	265
TOTAL ASSETS	$78,301	$73,269

CURRENT LIABILITIES
Accounts payable	$4,994	$4,807
Accrued expenses	5,481	2,112
Accrued salaries and wages	2,166	2,190
Accrued income taxes	601	293
Total Current Liabilities	13,242	9,402
Accrued income taxes	414	414
Total Liabilities	13,656	9,816
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,219,342 and 21,204,327 shares issued; and 18,557,704 and 18,729,082 shares outstanding, respectively	212	212
Additional paid-in capital	17,066	16,890
Retained earnings	63,074	59,420
Less: Treasury Stock, at cost (2,661,638 and 2,475,245 shares, respectively)	(15,707)	(13,069)
TOTAL STOCKHOLDERS' EQUITY	64,645	63,453
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,301	$73,269

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended December 31,
	2018	2017
	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$20,685	$18,269
Service revenues	4,144	2,843
	24,829	21,112
Cost of sales:
Equipment related expenses	13,203	11,933
Service related expenses	955	700
	14,158	12,633

Gross Profit	10,671	8,479
Research and development	1,762	1,639
Selling, general, and administrative expenses	5,615	5,674
Operating Income	3,294	1,166
Other expense:
Interest expense, net	6	22
Income before Provision for Income Taxes	3,288	1,144
Provision (benefit) for Income Taxes	419	(89)
Net Income	$2,869	$1,233

Income per share:
Basic	$0.15	$0.07
Diluted	$0.15	$0.07

Weighted average number of shares outstanding:
Basic	18,603,000	18,849,000
Diluted	18,649,000	18,883,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six Months ended December 31,
	2018	2017
	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$40,275	$36,855
Service revenues	7,930	5,431
	48,205	42,286
Cost of sales:
Equipment related expenses	26,210	24,024
Service related expenses	1,765	1,297
	27,975	25,321

Gross Profit	20,230	16,965
Research and development	3,507	3,246
Selling, general, and administrative expenses	11,670	11,494
Operating Income	5,053	2,225
Other expense:
Interest expense, net	13	48
Income before Provision for Income Taxes	5,040	2,177
Provision for Income Taxes	667	54
Net Income	$4,373	$2,123

Income per share:
Basic	$0.23	$0.11
Diluted	$0.23	$0.11

Weighted average number of shares outstanding:
Basic	18,665,000	18,848,000
Diluted	18,713,000	18,881,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months ended December 31,
	2018	2017
	(in thousands, except share data)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,373	$2,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	668	672
(Recovery of) provision for doubtful accounts	(13)	20
Deferred income taxes	100	(817)
Non-cash stock based compensation expense	152	136
Changes in operating assets and liabilities:
Accounts receivable	4,671	2,894
Inventories	(4,608)	(1,287)
Prepaid expenses and other current assets	565	190
Other assets	(11)	(151)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	449	(956)
Net Cash Provided by Operating Activities	6,346	2,824
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,119)	(651)
Net Cash Used in Investing Activities	(1,119)	(651)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	—	(1,500)
Proceeds from stock option exercises	24	16
Cash paid for purchase of treasury stock	(2,638)	(194)
Net Cash Used in Financing Activities	(2,614)	(1,678)
Net Change in Cash and Cash Equivalents	2,613	495
CASH AND CASH EQUIVALENTS - Beginning	5,308	3,454
CASH AND CASH EQUIVALENTS - Ending	$7,921	$3,949
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$17	$45
Income taxes paid	$258	$184
Surrender of Common Shares	5	3

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Reclassification

Amounts previously recorded in cost of sales totaling $1,639,000 and 3,246,000 for the three and six months ending December 31, 2017, respectively, have been reclassified to research and development from cost of sales to conform with the current period presentation.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2018 due to their short-term maturities.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at December 31, 2018 and June 30, 2018. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2018 and June 30, 2018. The Company has historically not experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $182,000 and $195,000 as of December 31, 2018 and June 30, 2018, respectively. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	December 31, 2018			June 30, 2018
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(8,312)	$1,488	$9,800	$(8,155)	$1,645
Trade name	5,900	—	5,900	5,900	—	5,900
	$15,700	$(8,312)	$7,388	$15,700	$(8,155)	$7,545

Amortization expense for intangible assets subject to amortization was approximately $79,000 and $92,000 for the three months ended December 31, 2018 and 2017, respectively. Amortization expense for intangible assets subject to amortization was approximately $157,000 and $185,000 for the six months ended December 31, 2018 and 2017, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2019 - $313,000; 2020 -$264,000; 2021 - $223,000; 2022 - $188,000; and 2023 - $159,000. The weighted average amortization period for intangible assets was 9.6 years and 10.6 years at December 31, 2018 and 2017, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended December 31, 2018 and 2017 was $435,000 and $462,000, respectively. Advertising expense for the six months ended December 31, 2018 and 2017 was $1,085,000 and $1,103,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in "Operating expenses" in the consolidated statements of operations. Company-sponsored research and development expense for the three months ended December 31, 2018 and 2017 was $1,762,000 and $1,639,000, respectively. Company-sponsored research and development expense for the six months ended December 31, 2018 and 2017 was $3,507,000 and $3,246,000, respectively. These amounts, previously recorded in cost of sales have been reclassified to research and development to conform with the current period presentation.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2018	2017	2018	2017	2018	2017
Basic EPS	$2,869	$1,233	18,603	18,849	$0.15	$0.07
Effect of Dilutive Securities:
Stock Options	—	—	46	34	—	—
Diluted EPS	$2,869	$1,233	18,649	18,883	$0.15	$0.07

Options to purchase 11,826 and 870 shares of common stock were excluded for the three months ended December 31, 2018 and 2017, respectively were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2018	2017	2018	2017	2018	2017
Basic EPS	$4,373	$2,123	18,665	18,848	$0.23	$0.11
Effect of Dilutive Securities:
Stock Options	—	—	48	33	—	—
Diluted EPS	$4,373	$2,123	18,713	18,881	$0.23	$0.11

Options to purchase 5,913 and 435 shares of common stock were excluded for the six months ended December 31, 2018 and 2017, respectively were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company has established three share incentive programs as discussed in Note 8.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Stock-based compensation costs of $147,000 and $103,000 were recognized for the three months ended December 31, 2018 and 2017, respectively. Stock-based compensation costs of $152,000 and $136,000 were recognized for the six months ended December 31, 2018 and 2017, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S Dollar. All foreign operations are considered a direct and integral part or extension of the Company's operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation is recorded for the three and six months ended December 31, 2018 or 2017.

Comprehensive Income

For the three and six months ended December 31, 2018 and 2017, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

Segment Reporting

The Company’s reportable operating segments are determined based on the Company's management approach. The management approach is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical data in Note 12.

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($103,000 and $125,000 in the three months ended December 31, 2018 and 2017, respectively and $204,000 and $247,000 in the six months ended December 31, 2018 and 2017, respectively) and classifies the costs associated with these revenues in cost of sales ($265,000 and $252,000 in the three months ended December 31, 2018 and 2017, respectively and $547,000 and $459,000 in the six months ended December 31, 2018 and 2017, respectively).

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

Also, due to the adoption of the new standard, the Company classified certain reserves in respect of refund liabilities that were previously presented as a reduction from receivables, to current liabilities amounting to approximately $2,964,000 as of December 31, 2018. Further, amounts related to promotion payments to customers are now classified as a reduction of sales.

The impact of applying this ASU for the three and six months ended December 31, 2018 resulted in an immaterial change in product sales.

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

The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment for product sales is typically due within 30 and 180 days of the delivery date. Payment for monthly communication services is billed on a monthly basis and is typically due at the beginning of the month of service.

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

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 5% and 8% for the three months ended December 31, 2018 and 2017, respectively. As a percentage of gross sales, sales returns, rebates and allowances were 7% and 8% for the six months ended December 31, 2018 and 2017, respectively.

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

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Major Product Lines:
Intrusion and Access alarm products	$7,724	$6,633	$14,815	$13,122
Door locking devices	12,961	11,636	25,460	23,733
Services	4,144	2,843	7,930	5,431
Total Revenues	$24,829	$21,112	$48,205	$42,286

NOTE 3 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 21% and 22% of the Company’s accounts receivable at December 31, 2018 and June 30, 2018, respectively. Sales to this customer comprised 12% and 11% of net sales in the three and six months ended December 31, 2018, respectively. Sales to this customer did not exceed 10% of net sales in either of the three or six months ended December 31, 2017. The Company had another customer with an accounts receivable balance that comprised 12% and 11% of the Company’s accounts receivable at December 31, 2018 and June 30, 2018, respectively. Sales to this customer did not exceed 10% of net sales in either of the three or six months ended December 31, 2018 or 2017.

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

Inventories, net of reserves consist of the following (in thousands):

	December 31, 2018	June 30, 2018
Component parts	$18,917	$16,495
Work-in-process	5,151	4,491
Finished product	9,115	7,948
	$33,183	$28,934

Classification of inventories, net of reserves:
Current	$27,116	$24,533
Non-current	6,067	4,401
	$33,183	$28,934

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2018	June 30, 2018	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,326	7,275	3 to 5
Furniture and fixtures	2,601	2,599	5 to 10
Machinery and equipment	23,444	22,996	7 to 10
Leasehold improvements	1,325	706	Shorter of the lease term or life of asset
	44,511	43,391
Less: accumulated depreciation and amortization	(37,106)	(36,600)
	$7,405	$6,791

Depreciation and amortization expense on property, plant, and equipment was approximately $259,000 and $248,000 for the three months ended December 31, 2018 and 2017, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $506,000 and $484,000 for the six months ended December 31, 2018 and 2017, respectively.

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

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is comprehensive tax legislation effective January 1, 2018 that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and includes provisions to tax GILTI. We are subject to the GILTI provisions effective for fiscal year ended June 30, 2019. The Tax Act also imposed a one-time transition tax on its unremitted foreign earnings. Accounting Standard codification (“ASC”) 740 requires filers to record the effects of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of December 31, 2018, the Company finalized its accounting for the income tax effects of the Tax Act and no additional expense was recorded since the final transition tax liability was equal to the $381,000 provisional expense reported in the fiscal year ended 6/30/2018.

For the six months ended December 31, 2018, the Company recognized a net income tax expense of $667,000. During the six months ended December 31, 2018, the Company increased its reserve for uncertain income tax positions by $35,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2018, the Company had accrued interest totaling $0 and $256,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims research and development (“R&D”) tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2018 we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2015 and thereafter.

In November 2018, the Company received a Notice of Proposed Adjustment ("NOPA") from the Internal Revenue Service (IRS) proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation under IRC Section 956 arising from the intercompany balances on the books of the Company. The incremental tax liability associated with the income adjustment proposed in the NOPA would be approximately $1.8 million, excluding any interest and penalties. The Company strongly believes that the position of the IRS with regard to this matter is inconsistent with the provisions of the IRC Section 956 and management believes that the Company will prevail, and that the tax originally paid in fiscal 2016 is correct, as such no additional reserve for this tax uncertainty has been recognized. However, there can be no assurance that this matter will ultimately be resolved in the Company's favor.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 7 - Long-Term Debt

As of December 31, 2018, long-term debt consisted of a revolving line of credit of $11,000,000 (“Agreement”) which expires in June 2021.

There were no outstanding borrowings under the revolving line of credit at either December 31, 2018 or June 30, 2018.

The Agreement provides for a LIBOR-based interest rate option of LIBOR plus 1.15% to 2.00%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, and the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

The Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Agreement.

NOTE 8 - Stock Options

The Company follows ASC 718 “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  The Company recorded non-cash compensation expense relating to stock-based compensation of $147,000 and $103,000 for the three months ended December 31, 2018 and 2017, respectively ($0.00 per basic and diluted share for each period) and $152,000 and $136,000 for the six months ended December 31, 2018 and 2017, respectively ($0.00 per basic and diluted share for each period)

2012 Employee Stock Option Plan

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2018, 71,700 stock options were granted and outstanding, 36,500 stock options were exercisable and 797,900 stock options were available for grant under this plan.

The fair value of each option granted during the six months ended December 31, 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2018
Risk-free interest rates	3.1%
Expected lives	10 years
Expected volatility	52%
Expected dividend yields	0%

The following table reflects activity under the 2012 Employee Plan for the six months ended December 31,:

	2018		2017
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	57,200	$7.09	70,600	$5.84
Granted	24,000	15.28	20,000	8.97
Terminated/Lapsed	—	—	—	—
Exercised	(9,500)	5.97	(2,500)	6.31

Outstanding, end of period	71,700	$9.98	88,100	$6.53

Exercisable, end of period	36,500	$7.84	60,300	$6.03

Weighted average fair value at grant date of options granted	$8.76		$5.54

Total intrinsic value of options exercised	$104,000		$7,000
Total intrinsic value of options outstanding	$417,000		$279,000
Total intrinsic value of options exercisable	$290,000		$221,000

9,500 and 2,500 stock options were exercised during the six months ended December 31, 2018 and 2017, respectively. $24,000 and $16,000 of cash was received from option exercises during the six months ended December 31, 2018 and 2017, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $13,000 and $0, respectively.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at December 31, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.29-$16.16	71,700	7.9	$9.98	36,500	$7.84
	71,700	7.9	$9.98	36,500	$7.84

As of December 31, 2018, there was $262,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 24,000 and 20,000 options were granted during the six months ended December 31, 2018 and 2017, respectively. The total fair value of the options vesting during the three months ended December 31, 2018 and 2017 under this plan was $26,000 and $80,000, respectively. The total fair value of the options vesting during the six months ended December 31, 2018 and 2017 under this plan was $39,000 and $80,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2018, 27,800 stock options were granted, 13,800 stock options were exercisable and no further stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the six months ended December 31,:

	2018		2017
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	27,800	$6.85	14,200	$4.69
Granted	—	—	15,000	8.70
Terminated/Lapsed	—	—	—	—
Exercised	11,000	5.36	—	—

Outstanding, end of period	16,800	$7.83	29,200	$6.75

Exercisable, end of period	7,800	$6.83	15,200	$5.53

Weighted average fair value at grant date of options granted	n/a		$5.55
Total intrinsic value of options exercised	$120,000		n/a
Total intrinsic value of options outstanding	$133,000		$86,000
Total intrinsic value of options exercisable	$70,000		$63,000

11,000 and 0 stock options were exercised during the six months ended December 31, 2018 and 2017, respectively. No cash was received from option exercises during either of the six months ended December 31, 2018 or 2017 and the actual tax benefit realized for the tax deductions from option exercises was $28,000 and $0, respectively.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at December 31, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $8.70	16,800	8.1	$7.83	7,800	$6.83
	16,800	8.1	$7.83	7,800	$6.83

As of December 31, 2018, there was $50,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 0 and 15,000 options were granted during the six months ended December 31, 2018 and 2017, respectively. The total fair value of the options vesting during each of the three months ended December 31, 2018 and 2017 under this plan was $22,000. The total fair value of the options vesting during the six months ended December 31, 2018 and 2017 under this plan was $22,000 and $39,000, respectively.

2018 Non-Employee Stock Option Plan

In December 2018, the stockholders approved the 2018 Non-Employee Stock Option Plan (the “2018 Non-Employee Plan”). This plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2018, 20,000 stock options were granted, 4,000 stock options were exercisable and 30,000 stock options were available for grant under this plan.

The fair value of each option granted during the six months ended December 31, 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2018
Risk-free interest rates	2.9%
Expected lives	10 years
Expected volatility	50%
Expected dividend yields	0%

The following table reflects activity under the 2018 Non-Employee Plan for the six months ended December 31,:

	2018		2017
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	—	$—	—	$—
Granted	20,000	16.20	—	—
Terminated/Lapsed	—	—	—	—
Exercised	—	—	—	—

Outstanding, end of period	20,000	$16.20	—	$—

Exercisable, end of period	4,000	$16.20	—	$—

Weighted average fair value at grant date of options granted	$10.24		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$—		n/a
Total intrinsic value of options exercisable	$—		n/a

No stock options were exercised during the six months ended December 31, 2018 or 2017. No cash was received from option exercises during either of the six months ended December 31, 2018 or 2017 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at December 31, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$16.20	20,000	9.9	$16.20	4,000	$16.20
	20,000	9.9	$16.20	4,000	$16.20

As of December 31, 2018, there was $164,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 20,000 and 0 options were granted during the six months ended December 31, 2018 and 2017, respectively. The total fair value of the options vesting during the three months ended December 31, 2018 and 2017 under this plan was $41,000 and $0, respectively. The total fair value of the options vesting during the six months ended December 31, 2018 and 2017 under this plan was $41,000 and $0, respectively.

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

Under the 2002 Employee Plan, stock options have been granted to key employees with a term of 10 years at an exercise price equal to the fair market value on the date of grant and are exercisable in whole or in part at 20% per year from the date of grant. At December 31, 2018, no stock options were granted or exercisable and no further stock options were available for grant under this plan after the plans expiration in October 2012.

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

0 and 5,000 stock options were exercised during the six months ended December 31, 2018 and 2017, respectively. The 5,000 exercises were settled in cashless exercises by exchanging 2,815 shares of the Company’s common stock which were retired and returned to unissued status. No cash was received from option exercises during either of the three or six months ended December 31, 2018 and 2017 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

NOTE 9 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock then outstanding. On December 21, 2018 the Company’s board of directors authorized the repurchase of up to an additional 500,000 shares. As of December 31, 2018 there was an aggregate 522,397 shares that may yet be purchased under the two repurchase plans. The repurchases will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. The Company repurchased 186,393 shares at a weighted average price of $14.13 under these plans during the six months ended December 31, 2018. Shares repurchased through December 31, 2018 are included in the Company’s Treasury Stock as of December 31, 2018.

NOTE 10 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $31,000 and $33,000 for the three months ended December 31, 2018 and 2017, respectively, and $65,000 and $64,000 for the six months ended December 31, 2018 and 2017, respectively.

NOTE 11 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2023.

Rent expense, with the exception of the land lease referred to below, totaled approximately $12,000 and $7,000 for the three months ended December 31, 2018 and 2017, respectively and $23,000 and $13,000 for the six months ended December 31, 2018 and 2017, respectively.

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

Employment Agreements

As of December 31, 2018, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $752,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2020 and provides for an annual salary of $334,000, a bonus arrangement for fiscal 2019 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The employment agreement with the SVP of Engineering expires in August 2020 and provides for an annual salary of $302,000, a bonus arrangement for fiscal 2019 and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands)

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Sales to external customers(1):
Domestic	$24,013	$20,451	$46,886	$41,103
Foreign	816	661	1,319	1,183
Total Net Sales	$24,829	$21,112	$48,205	$42,286

Identifiable assets:	December 31, 2018	June 30, 2018
United States	$53,600	$52,928
Dominican Republic (2)	24,701	20,341
Total Identifiable Assets	$78,301	$73,269

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (December 31, 2018 = $20,948, June 30, 2018 = $16,592) and long-lived assets (December 31, 2018 = $3,522, June 30, 2018 = $3,462) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 3% of our revenues for each of the three and six months ended December, 2018 and 2017.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its 2018 Annual Report on Form 10-K.  Management believes these critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Results of Operations

	Three months ended December 31, (dollars in thousands)			Six months ended December 31, (dollars in thousands)
	2018	2017	% Increase/ (decrease)	2018	2017	% Increase/ (decrease)
Net sales	$24,829	$21,112	17.6%	$48,205	$42,286	14.0%
Gross profit	10,671	8,479	25.9%	20,230	16,965	19.2%
Gross profit as a % of net sales	43.0%	40.2%	7.0%	42.0%	40.1%	4.7%
Research and development	1,762	1,639	7.5%	3,507	3,246	8.0%
Selling, general and administrative	5,615	5,674	(1.0)%	11,670	11,494	1.5%
Selling, general and administrative as a percentage of net sales	22.6%	26.9%	(16.0)%	24.2%	27.2%	(11.0)%
Operating income	3,294	1,166	182.5%	5,053	2,225	127.1%
Interest expense, net	6	22	(72.7)%	13	48	(72.9)%
Provision (benefit) for income taxes	419	(89)	470.8%	667	54	1,135.2%
Net income	2,869	1,233	132.7%	4,373	2,123	106.0%

Sales for the three months ended December 31, 2018 increased by $3,717,000 to $24,829,000 as compared to $21,112,000 for the same period a year ago. The increase in sales for the three months ended December 31, 2018 was due primarily to increased sales of door-locking products ($1,325,000), communication service revenues ($1,309,000) and intrusion and access products ($1,083,000). Sales for the six months ended December 31, 2018 increased by $5,919,000 to $48,205,000 as compared to $42,286,000 for the same period a year ago. The increase in sales for the six months ended December 31, 2018 was due primarily to increased sales of communication services ($2,528,000), door-locking products ($1,727,000) and intrusion and access products ($1,664,000).

Gross profit for the three months ended December 31, 2018 increased to $10,671,000 or 43.0% of sales as compared to $8,479,000 or 40.2% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2018 increased to $20,230,000 or 42.0% of sales as compared to $16,965,000 or 40.1% of sales for the same period a year ago. The increase in gross profit for the three and six months was primarily due to the increase in sales as described above.

Research and development expenses for the three months ended December 31, 2018 increased by $123,000 to $1,762,000 as compared to $1,639,000 for the same period a year ago. Research and development expenses for the six months ended December 31, 2018 increased by $261,000 to $3,507,000 as compared to $3,246,000 for the same period a year ago. The increase was due primarily to increased salaries and additional personnel.

Selling, general and administrative expenses for the three months ended December 31, 2018 decreased by $59,000 to $5,615,000 from $5,674,000 for the same period a year ago. Selling, general and administrative expenses for the six months ended December 31, 2018 increased by $176,000 to $11,670,000 from $11,494,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 22.6% for the three months ended December 31, 2018 as compared to 26.9% for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 24.2% for the six months ended December 31, 2018 as compared to 27.2% for the same period a year ago. The decrease in dollars for the 3 months ended December 31, 2018 was due primarily to lower sales promotion costs. The increase in dollars for the six months ended December 31, 2018 was due primarily to higher executive incentive compensation during the first three months of the period as partially offset by the lower sales promotion costs during the last three months of the period. The decrease as a percentage of sales for the three months ended December 31, 2018 was due primarily to the increase in net sales. The decrease as a percentage of sales for the six months ended December 31, 2018 was due primarily to the increase in net sales as partially offset by higher executive compensation.

Interest expense, net for the three months ended December 31, 2018 decreased by $16,000 to $6,000 as compared to $22,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2018 decreased by $35,000 to $13,000 as compared to $48,000 for the same period a year ago. The decrease in interest expense for the three and six months ended December 31, 2018 resulted from reduced outstanding debt.

The Company’s provision for income taxes for the three months ended December 31, 2018 increased by $508,000 to $419,000 as compared to a benefit of $89,000 for the same period a year ago. The Company’s provision for income taxes for the six months ended December 31, 2018 increased by $613,000 to $667,000 as compared to a 54,000 for the same period a year ago. The increase in the provision for income taxes for the three months was caused primarily by an increase in Income before Provision for Income Taxes. As a result, the Company’s effective rate for income tax was 13% and (8)% for the three months ended December 31, 2018 and 2017, respectively, and 13% and 2% for the six months ended December 31, 2018 and 2017, respectively.

Net income for the three months ended December 31, 2018 increased by $1,636,000 to $2,869,000 or $0.15 per diluted share as compared to $1,233,000 or $0.07 per diluted share for the same period a year ago. Net income for the six months ended December 31, 2018 increased by $2,250,000 to $4,373,000 or $0.23 per diluted share as compared to $2,123,000 or $0.11 per diluted share for the same period a year ago. The change in net income for the three and six months ended December 31, 2018 was primarily due to the items described above.

Liquidity and Capital Resources

During the six months ended December 31, 2018 the Company utilized a portion of its cash generated from operations ($3,757,000 of $6,346,000) to purchase property, plant and equipment ($1,119,000), and repurchase Company common stock ($2,638,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at December 31, 2018 decreased by $4,658,000 as compared to June 30, 2018. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2018, which is typically the Company’s highest, as compared to the quarter ended December 31, 2018,.

Inventories at December 31, 2018 increased by $4,608,000 as compared to June 30, 2018. This increase is primarily the result of the Company increasing inventory on certain new devices relating to its service revenues as well as the Company’s level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter.

Accounts payable and accrued expenses other than accrued income taxes increased by $140,000 as of December 31, 2018 as compared to June 30, 2018. This increase was due primarily to the increase in inventory discussed above.

As of December 31, 2018, long-term debt consisted of a revolving credit facility of $11,000,000 which expires in June 2021. As of December 31, 2018, the Company had no outstanding borrowings and $11,000,000 in availability under the Agreement. The Company’s long-term debt is described more fully in Note 7 to the condensed consolidated financial statements. The Agreement contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of December 31, 2018 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

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

At the conclusion of the period ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The Company determined that it did not have effective disclosure controls and procedures as of December 31, 2018. As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2018, we did not have effective disclosure controls and procedures as of June 30, 2018.

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

During the three months ended December 31, 2018, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company does not have effective disclosure controls and procedures as of December 31, 2018.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2018 during the three months ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2018 - October 31, 2018	112,474	13.94	112,474	57,153
November 1, 2018 - November 30, 2018	5,100	14.28	5,100	52,053
December 1, 2018 - December 31, 2018	29,656	15.01	29,656	522,397

Total for the Quarter ended December 31, 2018	147,230	14.17	147,230	522,397

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock then outstanding. On December 21, 2018 the Company’s board of directors authorized the repurchase of up to an additional 500,000 shares. The repurchases will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock.

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

February 8, 2019

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)

