Form 10-Q/A
period 2019-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2019-05-10
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Napco Security Technologies, Inc. (the “Company”) Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission on May 8, 2019 (the “Original Filing”), is being filed solely to correct the omission of the Condensed Consolidated Statements of Stockholders Equity in the Original Filing.

Except as described above, no other changes have been made to the Original Filing and this Form 10-Q/A does not does reflect subsequent events that may have occurred since the date of the Original Filing or amend, update or change the financial statements or any other items or disclosures in the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have included new certifications from our Principal Executive Officer and Principal Financial Officer dated the date of this Form 10-Q/A.

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

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (unaudited)

	Nine months ended March 31, 2019 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
Balances at June 30, 2018	21,204,327	$212	$16,890	(2,475,245)	$(13,069)	$59,420	$63,453
Net income	-	-	-	-	-	1,504	1,504
Implementation of ASC606 (see Note 2)	-	-	-	-	-	(719)	(719)
Repurchase of Treasury Shares	-	-	-	(39,163)	(549)	-	(549)
Stock Options Exercised	2,500	-	15	-	-	-	15
Stock-based compensation expense	-	-	5	-	-	-	5
Balances at September 30, 2018	21,206,827	$212	$16,910	(2,514,408)	$(13,618)	$60,205	$63,709
Net income	-	-	-	-	-	2,869	2,869
Repurchase of Treasury Shares	-	-	-	(147,230)	(2,089)	-	(2,089)
Stock Options Exercised	12,515	-	9	-	-	-	9
Stock-based compensation expense	-	-	147	-	-	-	147
Balances at December 31, 2018	21,219,342	$212	$17,066	(2,661,638)	$(15,707)	$63,074	$64,645
Net income	-	-	-	-	-	3,122	3,122
Repurchase of Treasury Shares	-	-	-	(87,672)	(1,360)	-	(1,360)
Stock Options Exercised	4,847	-	-	-	-	-	-
Balances at of March 31, 2019	21,224,189	$212	$17,066	(2,749,310)	$(17,067)	$66,196	$66,407

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (CONTINUED) (unaudited)

	Nine months ended March 31, 2018 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
Balances at June 30, 2017	21,174,507	$212	$16,638	(2,329,850)	$(11,732)	$51,771	$56,889
Net income	-	-	-	-	-	890	890
Stock Options Exercised	4,185	-	12	-	-	-	12
Stock-based compensation expense	-	-	33	-	-	-	33
Balances at September 30, 2017	21,178,692	$212	$16,683	(2,329,850)	$(11,732)	$52,661	$57,824
Net income	-	-	-	-	-	1,233	1,233
Repurchase of Treasury Shares	-	-	-	(22,600)	(194)	-	(194)
Stock Options Exercised	500	-	4	-	-	-	4
Stock-based compensation expense	-	-	103	-	-	-	103
Balances at December 31, 2017	21,179,192	$212	$16,790	(2,352,450)	$(11,926)	$53,894	$58,970
Net income	-	-	-	-	-	1,829	1,829
Repurchase of Treasury Shares	-	-	-	(122,795)	(1,143)	-	(1,143)
Stock Options Exercised	12,694	-	45	-	-	-	45
Stock-based compensation expense	-	-	5	-	-	-	5
Balances at of March 31, 2018	21,191,886	$212	$16,840	(2,475,245)	$(13,069)	$55,723	$59,706

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

The Company recorded a net decrease to opening retained earnings of approximately $719,000 (net of tax benefit of $191,000) as of July 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in the recognition and measurement of certain types of variable consideration, which resulted in the increase in sales allowance reserves (i.e. refund liabilities) by a net of $1,627,000 and increased other assets (i.e. return related assets) by approximately $716,000.

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

The fair value of each option granted during the nine months ended March 31, 2019 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2019
Risk-free interest rates	3.1%
Expected lives	10 years
Expected volatility	52%
Expected dividend yields	0%

The following table reflects activity under the 2012 Employee Plan for the nine months ended March 31,:

	2019		2018
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	57,200	$7.09	70,600	$5.84
Granted	24,000	15.28	25,000	9.01
Terminated/Lapsed	—	—	—	—
Exercised	(13,200)	6.43	(20,600)	5.55
Outstanding, end of period	68,000	$10.11	75,000	$6.97
Exercisable, end of period	33,300	$7.84	43,200	$6.34
Weighted average fair value at grant date of options granted	$8.76		$5.61
Total intrinsic value of options exercised	$150,000		$84,000
Total intrinsic value of options outstanding	$723,000		$292,000
Total intrinsic value of options exercisable	$430,000		$218,000

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

Financial Information Relating to Domestic and Foreign Operations (in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Sales to external customers(1):

Domestic	$24,763	$21,659	$71,649	$62,762
Foreign	380	541	1,699	1,724

Total Net Sales	$25,143	$22,200	$73,348	$64,486

	March 31, 2019	June 30, 2018
Identifiable assets:
United States	$53,299	$52,928
Dominican Republic (2)	26,296	20,341

Total Identifiable Assets	$79,595	$73,269

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

Results of Operations

	Three months ended March 31, (dollars in thousands)			Nine months ended March 31, (dollars in thousands)
	2019	2018	% Increase/ (decrease)	2019	2018	% Increase/ (decrease)
Net sales	$25,143	$22,200	13.3%	$73,348	$64,486	13.7%
Gross profit	10,729	8,892	20.7%	30,959	25,857	19.7%
Gross profit as a % of net sales	42.7%	40.1%	6.5%	42.2%	40.1%	5.2%
Research and development	1,851	1,669	10.9%	5,358	4,915	9.0%
Selling, general and administrative	5,231	5,311	(1.5)%	16,901	16,805	0.6%
Selling, general and administrative as a percentage of net sales	20.8%	23.9%	(13.0)%	23.0%	26.1%	(11.9)%
Operating income	3,647	1,912	90.7%	8,700	4,137	110.3%
Interest expense, net	5	19	(73.7)%	18	67	(73.1)%
Provision for income taxes	520	64	712.5%	1,187	118	905.9%
Net income	3,122	1,829	70.7%	7,495	3,952	89.7%

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

May 10, 2019

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)