Form 10-K
period 2019-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2019-09-13
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ___ to___

Commission File Number 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

333 Bayview Avenue, Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 842-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NSSC	Nasdaq Stock Market

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2018, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $181,841,704.

As of September 10, 2019, 18,477,784 shares of common stock of Registrant were outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2019 Annual Meeting of Stockholders.

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

Research and Development

The Company's business involves a high technology element. Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in "Operating expenses" in the consolidated statements of operations. During the fiscal years ended June 30, 2019 and 2018, the Company expended approximately $7,212,000 and $6,630,000, respectively, on Company-sponsored research and development activities conducted primarily by its engineering department to develop and improve the Products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2019, the Company had 1,076 full-time employees.

Marketing

The Company's staff of 58 sales and marketing support employees located at the Company's Amityville offices sells and markets the Products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 57%, and 54% of the Company's total sales for the fiscal years ended June 30, 2019 and 2018, respectively. The remaining revenues are primarily from installers and governmental institutions. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities.

In the ordinary course of the Company's business the Company grants extended payment terms to certain customers. The Company had one customer with an accounts receivable balance that comprised 19% and 22% of the Company’s accounts receivable at June 30, 2019 and 2018, respectively. Sales to this customer comprised 10% of net sales in each of the fiscal years ended June 30, 2019 and 2018. The Company had another customer with an accounts receivable balance that comprised 11% of the Company’s accounts receivable at both June 30, 2019 and 2018. Sales to this customer did not exceed 10% for fiscal years ended June 30, 2019 or 2018. For further discussion on Concentration of Credit Risk see disclosures included in Item 1A and Item 7.

Competition

The security products industry is highly competitive. The Company's primary competitors are comprised of approximately 12 other companies that manufacture and market security equipment to distributors, dealers, central stations and original equipment manufacturers. The Company believes that no one of these competitors is dominant in the industry. Most of these companies have substantially greater financial and other resources than the Company.

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

Sales Backlog

In general, orders for the Products are processed by the Company from inventory. A sales backlog of approximately $992,000 and $2,151,000 existed as of June 30, 2019 and 2018, respectively. The Company expects to fill the entire backlog that existed as of June 30, 2019 during fiscal 2020.

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

Foreign Sales

The revenues and identifiable assets attributable to the Company's domestic and foreign operations for its last two fiscal years are summarized in the following table:

Financial Information Relating to Domestic and Foreign Operations

	Fiscal Year ended June 30,
	2019	2018
	(in thousands)
Sales to external customers(1):
Domestic	$100,716	$89,490
Foreign	2,216	2,256
Total Net Sales	$102,932	$91,746

	As of June 30,
	2019	2018
Identifiable assets:
United States	$59,683	$52,928
Dominican Republic (2)	26,225	20,341
Total Identifiable Assets	$85,908	$73,269

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2019 = $22,549; 2018 = $16,592) and plant and equipment (2019 = $3,443; 2018 = $3,462) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Our Business Could Be Materially Adversely Affected as a Result of General Economic and Market Conditions

We are subject to the effects of general economic and market conditions. In the event that the any of these conditions deteriorate, our revenue, profit and cash-flow levels could be materially adversely affected in future periods. In the event of such deterioration, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. If such events do occur, they may result in our expenses being too high in relation to our revenues and cash flows.

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

Our Business Could Be Materially Adversely Affected by the Inability to Maintain Expense Levels Proportionate to Sales Volume

Certain of our expenses are fixed or semi-variable. While expense levels relative to current sales levels result in positive net income and cash flows, if sales levels decrease significantly and we are unable to decrease expenses proportionately, our business may be adversely affected.

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

The Markets We Serve Are Highly Competitive and We May Be Unable to Compete Effectively

We compete with approximately 12 other companies that manufacture and market security equipment to distributors, dealers, control stations and original equipment manufacturers. Most of these companies may have substantially greater financial and other resources than the Company. The Company competes primarily on the basis of the features, quality, reliability and pricing of, and the incorporation of the latest innovative and technological advances into, its products. The Company also competes by offering technical support services to its customers. In addition, the Company competes on the basis of its expertise, its proven products, its reputation and its ability to provide products to customers on a timely basis. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company's business.

Our Business Could be Materially Adversely Affected as a Result of Offering Extended Payment Terms to Customers

We regularly grant credit terms beyond 30 days to certain customers which are described in Note 2 to the Company's consolidated financial statements included in its 2019 Annual Report on Form 10-K. These terms are offered in an effort to keep a full line of our products in-stock at our customers’ locations. The longer the terms that are granted, the more risk is inherent in collection of those receivables. We believe that our Provision for doubtful accounts is adequate to account for this inherent risk.

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

Our Business Could Be Materially Adversely Affected as a Result of the Inability to Maintain Adequate Financing

While our business is currently solely dependent on cash-flows from operations to fund operations and capital expenditures we have an unused credit facility in the event that we need to supplement current cash-flows with outside financing. The credit facility provides for certain financial covenants relating to ratios affected by profit, asset and debt levels. If the Company’s profits, asset or cash-flow levels decline below the minimums required to meet these covenants and we require outside financing, the Company may be materially adversely affected. Effects on the Company could include higher interest costs, reduction in borrowing availability or revocation of these credit facilities. This facility is described in Note 7 to the Company's consolidated financial statements included in its 2019 Annual Report on Form 10-K.

If We are Unable to Identify any Material Weaknesses, the Accuracy and Timing of our Financial Reporting may be Adversely Affected, We May be Unable to Maintain Compliance with Securities Law Requirements Regarding Timely Filing of Periodic Reports in Addition to Applicable Stock Exchange Listing Requirements, and our Stock Price May Decline Materially as a Result.

A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

At June 30, 2018, we identified a number of significant deficiencies which, in the aggregate, constituted a material weakness. During fiscal 2019, we initiated a number of processes which reduced the number of significant deficiencies and eliminated the material weakness.

We cannot assure you that we will not have material weaknesses in the future. If we are unable to successfully identify any material weaknesses that may arise, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2: PROPERTIES.

The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized building of approximately 95,000 square foot on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities. These facilities are pledged as security in the Company’s credit facilities with its primary bank.

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A., owns a building of approximately 167,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual cost of approximately $288,000. As of June 30, 2019, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS.

There are no pending or threatened material legal proceedings to which NAPCO or its subsidiaries or any of their property is subject. The Company is party to an IRS proceeding described under Income Taxes and in Note 6 to the consolidated financial statements.

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

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market

NAPCO's Common Stock is traded on the NASDAQ Stock Market, Global Market System, under the symbol NSSC.

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 10, 2019 was 82 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock.

Equity Compensation Plan Information as of June 30, 2019

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING SECURITIES REFLECTED IN COLUMN (a) (c)
Equity compensation plans approved by security holders:	97,900	$11.50	822,900	(1)
Equity compensation plans not approved by security holders:	—	—	—
Total	97,900	$11.50	822,900	(1)

(1)	In December 2018, the stockholders approved the 2018 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards.

ITEM 6: SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30
	(In thousands, except share and per share data)
	2019(4)	2018	2017	2016	2015
Statement of earnings data:
Net Sales	$102,932	$91,746	$87,374	$82,513	$77,762
Gross Profit (3)	43,890	37,995	36,301	33,753	31,429
Income from Operations	13,466	8,414	6,378	6,323	5,281
Net Income	12,223	7,649	5,599	5,773	4,845
Cash Flow Data:
Net cash flows provided by operating activities	8,653	7,864	2,448	9,160	3,887
Net cash flows used in investing activities	(1,988)	(1,280)	(1,414)	(693)	(730)
Net cash flows used in financing activities	(3,945)	(4,730)	(1,385)	(7,008)	(3,294)
Per Share Data:
Net earnings per common share:
Basic	$0.66	$0.41	$0.30	$0.31	$0.25
Diluted	$0.66	$0.41	$0.30	$0.31	$0.25
Weighted average common shares outstanding:
Basic	18,574,000	18,788,000	18,809,000	18,874,000	19,164,000
Diluted	18,624,000	18,825,000	18,854,000	18,894,000	19,169,000
Cash Dividends declared per common share (1)	$.00	$.00	$.00	$.00	$.00
Balance sheet data:
Working capital (2)	$51,083	$44,301	$40,798	$36,888	$35,590
Total assets	85,908	73,269	70,862	64,769	65,037
Long-term debt	—	—	3,500	4,500	9,100
Stockholders' equity	71,172	63,453	56,889	51,273	46,504

(1)	The Company has never paid a dividend on its common stock.
(2)	Working capital is calculated by deducting Current Liabilities from Current Assets.
(3)	Prior period balances have been reclassified to conform with the current period presentation.
(4)	ASC 606-10-50 was adopted on July 1, 2018. See Footnote 2 to the consolidated financial statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a diversified manufacturer and service provider of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, video surveillance products for commercial and residential use and wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 2% of our revenues for each of the fiscal years ended June 30, 2019 and 2018. During fiscal 2019, recurring revenue from service was $17,427,000, representing approximately 17% of Net sales.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Notes 1 and 2 to the Company's consolidated financial statements included in its 2019 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 8% and 7% for the fiscal years ended June 30, 2019 and 2018, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 19% and 22% of the Company’s accounts receivable at June 30, 2019 and 2018, respectively. Sales to this customer comprised 10% of net sales in each of the fiscal years ended June 30, 2019 and 2018. The Company had another customer with an accounts receivable balance that comprised 11% of the Company’s accounts receivable at June 30, 2019 and June 30, 2018. Sales to this customer did not exceed 10% of net sales in either of the fiscal years ended June 30, 2019 and 2018.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $88,000 and $195,000 as of June 30, 2019 and 2018, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Intangible Assets

Impairment of Long-lived Assets– The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2019 and 2018, the Company has determined that no impairment of long-lived assets exists.

The Company evaluates its indefinite Intangible Assets for impairment at least on an annual basis and will evaluate them earlier if there are indicators of a potential impairment. Those intangible assets that are classified as other intangibles with indefinite lives are not amortized. Impairment testing is performed in two steps: (i) the Company determines if there is impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of intangible assets with the carrying amount of the intangible assets. The Company has concluded that no impairment of intangible assets occurred during the years ended June 30, 2019 and 2018.

Income Taxes

The Company has identified the United States and New York State as its major tax jurisdictions. Fiscal 2016 and forward years are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

The Company was audited by the Internal Revenue Service (“IRS”) for the fiscal year 2016. In July 2019, the Company received Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation under Internal Revenue Code (“IRC”) Section 956 arising from the intercompany balances on the books of the Company. The incremental tax liability associated with the income adjustment proposed by the IRS would be approximately $1.8 million, excluding any interest and penalties. In August 2019, the Company filed a formal protest with the IRS requesting an opportunity to appeal the examination findings to the Appeals Office. The Company strongly believes that the position of the IRS with regard to this matter is inconsistent with the provisions of IRC Section 956 and management believes that the Company will prevail, and that the tax originally paid in fiscal 2016 is correct, as such no additional reserve for this tax uncertainty has been recognized. However, there can be no assurance that this matter will ultimately be resolved in the Company's favor.

For the year ended June 30, 2019, the Company recognized a net income tax expense of $1,222,000. During the year ending June 30, 2019 the Company decreased its reserve for uncertain income tax positions by $96,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2019, the Company had accrued interest totaling $0 and $125,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims research and development (“R&D”) tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

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

Liquidity and Capital Resources

The Company's cash on hand as of June 30, 2018 combined with proceeds from operating activities during fiscal 2019 were adequate to meet the Company's capital expenditure and financing needs during fiscal 2019. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of external financing is a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021. As of June 30, 2019, $0 was outstanding under this revolving line of credit. As of June 30, 2019, the Company's unused sources of funds consisted principally of $8,028,000 in cash and cash equivalents and $11,000,000 unused balance available under its revolving line of credit.

The Revolving Credit Facility contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

During the year ended June 30, 2019, the Company utilized its cash on hand at June 30, 2018 ($5,308,000) and a portion of its cash provided by operations ($678,000 of $8,653,000) to repurchase treasury stock ($3,998,000) and purchase property, plant and equipment ($1,988,000).

As of June 30, 2019, the Company’s primary outside source of financing consisted of a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021. As of June 30, 2019 and 2018, there were no outstanding balances under the Revolving Credit Facility. This facility is described more fully in Note 7 to the consolidated financial statements.

The Company believes its current working capital, anticipated cash flows from operations and its Revolving Credit Agreement will be sufficient to fund the Company’s operations through at least the next twelve months.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2019	2018
Current Ratio	4.6 to 1	5.7 to 1
Sales to Receivables	4.0 to 1	4.0 to 1
Total debt to equity	0.0 to 1	0.0 to 1

As of June 30, 2019, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual cost of approximately $288,000.

Working Capital. Working capital increased by $6,782,000 to $51,083,000 at June 30, 2019 from $44,301,000 at June 30, 2018. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $3,232,000 to $25,970,000 at June 30, 2019 as compared to $22,738,000 at June 30, 2018. The increase in Accounts Receivable was due primarily to an increase in sales for the quarter ended June 30, 2019 as compared to the same quarter a year ago.

Inventories. Inventories, which include both current and non-current portions, increased by $5,904,000 to $34,838,000 at June 30, 2019 as compared to $28,934,000 at June 30, 2018. The increase was due primarily to the Company building up levels of its recently introduced and soon to be introduced new products.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses, not including income taxes payable, increased by $4,715,000 to $13,824,000 as of June 30, 2019 as compared to $9,109,000 at June 30, 2018. This increase is primarily due to the increase in inventory as described above.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Results of Operations

Fiscal 2019 Compared to Fiscal 2018

	Fiscal year ended June 30, (dollars in thousands)
	2019	2018	% Increase/ (decrease)
Net sales	$102,932	$91,746	12.2%
Gross profit	43,890	37,995	15.5%
Gross profit as a % of net sales	42.6%	41.4%	2.9%
Research and development	7,212	6,630	8.8%
Selling, general and administrative	23,212	22,951	1.1%
Selling, general and administrative as a % of net sales	22.6%	25.0%	(9.6)%
Income from operations	13,466	8,414	60.0%
Interest expense, net	21	81	(74.1)%
Provision for income taxes	1,222	684	78.7%
Net income	12,223	7,649	59.8%

Net sales in fiscal 2019 increased by $11,186,000 to $102,932,000 as compared to $91,746,000 in fiscal 2018. The increase in net sales was primarily due to increased sales of the Company’s alarm communication services ($5,425,000), Napco brand intrusion products ($2,809,000), Alarm Lock brand door-locking products ($2,246,000), Marks brand door-locking products ($568,000), and Continental brand access control products ($138,000).

The Company's gross profit increased by $5,895,000 to $43,890,000 or 42.6% of net sales in fiscal 2019 as compared to $37,995,000 or 41.4% of net sales in fiscal 2018. Gross profit was primarily affected by the increase in net sales as discussed above as partially offset by increased salary and freight expenses.

Research and Development expenses increased by $582,000 to $7,212,000 in fiscal 2019 as compared to $6,630,000 in fiscal 2018. The increase was due primarily to the addition of personnel.

Selling, general and administrative expenses for fiscal 2019 increased by $261,000 to $23,212,000 as compared to $22,951,000 in fiscal 2018. Selling, general and administrative expenses as a percentage of net sales decreased to 22.6% in fiscal 2019 from 25.0% in fiscal 2018. The increase in dollars resulted primarily from increases in employee compensation. The decrease as a percentage of sales was primarily the result of the percentage increase in sales exceeding that of the increase in Selling, general and administrative expenses.

Interest expense for fiscal 2019 decreased by $60,000 to $21,000 as compared to $81,000 for the same period a year ago. The decrease was due to the Company eliminating its outstanding debt during fiscal 2018. The remaining interest relates to charges on the unused portion of the Company’s revolving line of credit.

The Company’s provision for income taxes for fiscal 2019 increased by $538,000 to $1,222,000 as compared to $684,000 for the same period a year ago. The Company’s effective tax rate remained relatively constant at 9% for fiscal 2019 as compared to 8% for fiscal 2018.

Net income for fiscal 2019 increased by $4,574,000 to $12,223,000 as compared to $7,649,000 in fiscal 2018. This resulted primarily from the items discussed above.

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

Management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of June 30, 2019, the Company did maintain effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors of Napco Security Technologies, Inc. and Subsidiaries:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Adoption of New Accounting Standard

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue for the year ended June 30, 2019 due to the adoption of FASB Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, and related amendments.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Melville, New York

September 13, 2019

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	June 30,
	2019	2018
CURRENT ASSETS
Cash and cash equivalents	$8,028	$5,308
Accounts receivable, net of allowance for doubtful accounts of $88 and $195 at June 30, 2019 and 2018, respectively, and other reserves	25,970	22,738
Inventories	29,576	24,533
Prepaid expenses and other current assets	1,881	1,124
Total Current Assets	65,455	53,703
Inventories - non-current	5,262	4,401
Deferred income taxes	-	564
Property, plant and equipment, net	7,694	6,791
Intangible assets, net	7,232	7,545
Other assets	265	265
TOTAL ASSETS	$85,908	$73,269

CURRENT LIABILITIES
Accounts payable	$5,135	$4,807
Accrued expenses	6,273	2,112
Accrued salaries and wages	2,416	2,190
Accrued income taxes	548	293
Total Current Liabilities	14,372	9,402
Deferred income taxes	72	-
Accrued income taxes	292	414
Total Liabilities	14,736	9,816
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,227,094 and 21,204,327 shares issued; and 18,477,784 and 18,729,082 shares outstanding, respectively	212	212
Additional paid-in capital	17,103	16,890
Retained earnings	70,924	59,420
Less: Treasury Stock, at cost (2,749,310 and 2,475,245 shares, respectively)	(17,067)	(13,069)
TOTAL STOCKHOLDERS' EQUITY	71,172	63,453
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,908	$73,269

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year ended June 30,
	2019	2018
	(in thousands except for share and per share data)
Net sales:
Equipment revenues	$85,505	$79,744
Service revenues	17,427	12,002
	102,932	91,746
Cost of sales:
Equipment related expenses	55,240	50,962
Service related expenses	3,802	2,789
	59,042	53,751

Gross Profit	43,890	37,995
Research and development	7,212	6,630
Selling, general, and administrative expenses	23,212	22,951
	30,424	29,581
Operating Income	13,466	8,414
Other expense:
Interest expense, net	21	81

Income before Provision for Income Taxes	13,445	8,333
Provision for Income Taxes	1,222	684
Net Income	$12,223	$7,649

Income per share:
Basic	$0.66	$0.41
Diluted	$0.66	$0.41

Weighted average number of shares outstanding:
Basic	18,574,000	18,788,000
Diluted	18,624,000	18,825,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

	Fiscal Years ended June 30, 2019 and 2018
	(in thousands except for share data)
	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
Balances at June 30, 2017	21,174,507	$212	$16,638	(2,329,850)	$(11,732)	$51,771	$56,889
Repurchase of treasury shares	-	-	-	(145,395)	(1,337)	-	(1,337)
Stock options exercised	29,820	-	106	-	-	-	106
Stock-based compensation expense	-	-	146	-	-	-	146
Net income	-	-	-	-	-	7,649	7,649

Balances at June 30, 2018	21,204,327	$212	$16,890	(2,475,245)	$(13,069)	$59,420	$63,453

Implementation of ASC606	-	-	-	-	-	(719)	(719)
Repurchase of treasury shares	-	-	-	(274,065)	(3,998)	-	(3,998)
Stock options exercised	22,767	-	53	-	-	-	53
Stock-based compensation expense	-	-	160	-	-	-	160
Net income	-	-	-	-	-	12,223	12,223

Balances at June 30, 2019	21,227,094	$212	$17,103	(2,749,310)	$(17,067)	$70,924	$71,172

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year ended June 30,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,223	$7,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,409	1,409
Provision for doubtful accounts	(26)	40
Change to inventory obsolescence reserve	(272)	788
Deferred income taxes	755	80
Non-cash stock based compensation expense	160	146
Changes in operating assets and liabilities:
Accounts receivable	(1,440)	(2,503)
Inventories	(5,991)	857
Prepaid expenses and other current assets	318	206
Other assets	(11)	(151)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,528	(656)
Net Cash Provided by Operating Activities	8,653	7,865
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,988)	(1,280)
Net Cash Used in Investing Activities	(1,988)	(1,280)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	-	(3,500)
Proceeds from stock option exercises	53	106
Cash paid for purchase of treasury stock	(3,998)	(1,337)
Net Cash Used in Financing Activities	(3,945)	(4,731)
Net Change in Cash and Cash Equivalents	2,720	1,854
CASH AND CASH EQUIVALENTS - Beginning	5,308	3,454
CASH AND CASH EQUIVALENTS - Ending	$8,028	$5,308
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$23	$82
Income taxes paid	$262	$186
Surrender of common shares	8	11

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

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with reserves for sales returns and allowances, allowance for doubtful accounts, inventory reserves, intangible assets and income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of June 30, 2019 and 2018 due to their short-term maturities.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at June 30, 2019 and 2018. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2019 and 2018. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $88,000 and $195,000 as of June 30, 2019 and 2018, respectively. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents any excess of the cost of the inventory over its estimated realizable value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage.

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

Changes in intangible assets are as follows (in thousands):

	June 30, 2019			June 30, 2018
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(8,468)	$1,332	$9,800	$(8,155)	$1,645
Trade name	5,900	—	5,900	5,900	—	5,900
	$15,700	$(8,468)	$7,232	$15,700	$(8,155)	$7,545

Amortization expense for intangible assets subject to amortization was approximately $313,000 and $371,000 for the fiscal years ended June 30, 2019 and 2018, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2020 - $264,000; 2021 - $223,000; 2022 - $188,000; 2023 - $159,000; and 2024 - $134,000. The weighted average remaining amortization period for intangible assets was 9.1 years and 10.1 years at June 30, 2019 and 2018, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for fiscal years ended June 30, 2019 and 2018 was $2,047,000 and $2,011,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored research and development expense for the fiscal years ended June 30, 2019 and 2018 was $7,212,000 and $6,630,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2019	2018	2019	2018	2019	2018
Basic EPS	$12,223	$7,649	18,574	18,788	$0.66	$0.41
Effect of Dilutive Securities:
Stock Options	—	—	50	37	—	—

Diluted EPS	$12,223	$7,649	18,624	18,825	$0.66	$0.41

Options to purchase 2,957 and 217 shares of common stock were excluded for the fiscal years ended June 30, 2019 and 2018, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $160,000 and $146,000 were recognized for the fiscal years ended June 30, 2019 and 2018, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S Dollar. All foreign operations are considered a direct and integral part or extension of the Company's operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation is recorded for the fiscal years ended June 30, 2019 or 2018.

Comprehensive Income

For the fiscal years ended June 30, 2019 and 2018, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($430,000 and $476,000 in the fiscal years ended June 30, 2019 and 2018, respectively) and classifies the costs associated with these revenues in cost of sales ($1,115,000 and $988,000 in the fiscal years ended June 30, 2019 and 2018, respectively).

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

The Company adopted this ASU effective July 1, 2018. See Note 2, Revenue Recognition for additional accounting policy and transition disclosures.

In February 2016, the FASB issued authoritative guidance that requires lessees to account for most leases on their balance sheets with the liability being equal to the present value of the lease payments.  The right-of-use asset will be based on the lease liability adjusted for certain costs such as direct costs.  Lease expense will be recognized similar to current accounting guidance with operating leases resulting in a straight-line expense and financing leases resulting in a front-loaded expense similar to the current accounting for capital leases.  This guidance becomes effective for the Company’s fiscal 2020 first quarter, with early adoption permitted.  This guidance must be adopted using a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and provides for certain practical expedients. We anticipate the adoption of this standard will result in an increase in our right of use assets and lease liabilities recorded on our consolidated balance sheets on July 1, 2019. The Company does not believe the adoption of this guidance will have a material impact on its consolidated results of operations or cash flows.

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

The Company recorded a net decrease to opening retained earnings of approximately $719,000 (net of tax benefit of $191,000) as of July 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in the recognition and measurement of certain types of variable consideration, which resulted in the increase in sales allowance reserves (i.e. refund liabilities) by a net of $1,627,000 and increased other assets (i.e. return related assets) by approximately $716,000. As of June 30, 2019, the Company included return-related assets of approximately $820,000 in other current assets.

Also, due to the adoption of the new standard, the Company classified certain reserves in respect of refund liabilities that were previously presented as a reduction from receivables, to current liabilities amounting to approximately $3,524,000 as of June 30, 2019. Further, amounts related to promotion payments to customers are now classified as a reduction of sales.

The impact of applying this ASU for the fiscal year ended June 30, 2019 resulted in an immaterial change in product sales.

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

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 8% and 7% for the fiscal years ended June 30, 2019 and 2018, respectively.

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

	Fiscal year ended June 30,
	2019	2018
Major Product Lines:
Intrusion and access alarm products	$31,557	$28,610
Door locking devices	53,948	51,134
Services	17,427	12,002
Total Revenues	$102,932	$91,746

NOTE 3 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 19% and 22% of the Company’s accounts receivable at June 30, 2019 and 2018, respectively. Sales to this customer comprised 10% of net sales in each of the fiscal years ended June 30, 2019 and 2018. The Company had another customer with an accounts receivable balance that comprised 11% of the Company’s accounts receivable at June 30, 2019 and June 30, 2018. Sales to this customer did not exceed 10% of net sales in either of the fiscal years ended June 30, 2019 and 2018.

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

Inventories, net of reserves consist of the following as of June 30, (in thousands):

	2019	2018
Component parts	$21,543	$16,495
Work-in-process	5,377	4,491
Finished product	7,918	7,948
	$34,838	$28,934

Classification of inventories, net of reserves:
Current	$29,576	$24,533
Non-current	5,262	4,401
	$34,838	$28,934

NOTE 5 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30,
	2019	2018	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,333	7,275	3 to 5
Furniture and fixtures	2,691	2,599	5 to 10
Machinery and equipment	23,915	22,996	7 to 10
Building improvements	1,625	706	Shorter of the lease term or life of asset
	45,379	43,391
Less: accumulated depreciation and amortization	(37,685)	(36,600)
	$7,694	$6,791

Depreciation and amortization expense on property, plant, and equipment was approximately $1,085,000 and $1,031,000 in fiscal 2019 and 2018, respectively.

NOTE 6 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended June 30,
	2019	2018
Current income taxes:
Federal	$310	$567
State	141	37
	451	604
Deferred income tax provision	771	80

Provision for income taxes	$1,222	$684

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30, (dollars in thousands):

	2019		2018
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax at Federal statutory rate	$2,822	21.0%	$2,296	27.6%

Increases (decreases) in taxes resulting from:
Meals and entertainment	49	0.3%	56	0.6%
State income taxes, net of Federal income tax benefit	103	0.8%	29	0.3%
Foreign source income not subject to tax	(1,219)	(9.1)%	(1,895)	(22.7)%
R&D Credit	(408)	(3.0)%	(314)	(3.8)%
Transition tax	0	0.0%	381	4.6%
Foreign withholding tax	0	0.0%	256	3.1%
Release of accrued tax reserves	(151)	(1.1)%	0	0%
U.S. Federal Tax rate reduction	0	0.0%	(136)	(1.6)%
Audit Settlements	12	0.1%	0	0%
Other, net	14	0.1%	11	0.1%
Effective tax rate	$1,222	9.1%	$684	8.2%

Deferred tax assets and deferred tax liabilities at June 30, 2019 and 2018 are as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	2019	2018
Accounts receivable	$17	$17
Inventories	246	437
Accrued liabilities	250	233
Stock based compensation expense	36	15
Intangibles	(502)	(324)
R&D credit	378	781
Property, plant and equipment	(407)	(339)
Revenue reserves	319	0
Other deferred tax liabilities	(409)	(256)
	(72)	564
Valuation allowance	—	—
Net deferred tax liabilities	$(72)	$564

The Company has identified the United States and New York State as its major tax jurisdictions. Fiscal 2016 and forward years are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

The Company was audited by the Internal Revenue Service (“IRS”) for the fiscal year 2016. In July 2019, the Company received Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation under Internal Revenue Code (“IRC”) Section 956 arising from the intercompany balances on the books of the Company. The incremental tax liability associated with the income adjustment proposed by the IRS would be approximately $1.8 million, excluding any interest and penalties. In August 2019 the Company filed a formal protest with the IRS requesting an opportunity to appeal the examination findings to the Appeals Office. The Company believes that the position of the IRS with regard to this matter is inconsistent with the provisions of IRC Section 956 and management believes that the Company will prevail, and that the tax originally paid in fiscal 2016 is correct, as such no additional reserve for this tax uncertainty has been recognized. However, there can be no assurance that this matter will ultimately be resolved in the Company's favor.

The provision for income taxes represents Federal, Foreign, and State and Local income taxes. The effective rate differs from statutory rates due to the effect of tax rates in foreign jurisdictions, state and local income taxes, tax benefit of R&D credits, certain nondeductible expenses, release of uncertain tax positions for R&D tax credits and global intangible low-taxed income (“GILTI”).

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is comprehensive tax legislation effective January 1, 2018 that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and includes provisions to tax GILTI. We are subject to the GILTI provisions effective for fiscal year ended June 30, 2019. The Tax Act also imposed a one-time transition tax on its unremitted foreign earnings. ASC 740 requires filers to record the effects of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of March 31, 2019, the Company finalized its accounting for the income tax effects of the Tax Act and no additional expense was recorded since the final transition tax expense was equal to the $381,000 provisional expense reported in the fiscal year ended June 30, 2018. The net section 965 tax liability was $442,000, which is payable over 8 years.

During the year ending June 30, 2019 the Company decreased its reserve for uncertain income tax positions by $96,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2019, the Company had accrued interest totaling $0 and $125,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company claims R&D tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total
Balance of gross unrecognized tax benefits as of July 1, 2017	$183	$—	$183
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	38	—	38

Balance of gross unrecognized tax benefits as of June 30, 2018	$221	$—	$221
Decrease to unrecognized tax benefits resulting from the release of R&D credits due to the IRS audit	(151)		(151)
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	55	—	55

Balance of gross unrecognized tax benefits as of June 30, 2019	$125	$—	$125

The Company plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided withholding tax on the permanently reinvested earnings. The Company has accrued $408,000 for withholding taxes on undistributed earnings that are not permanently reinvested. As of June 30, 2019 the Company had approximately $31.3 million of undistributed earnings of foreign subsidiaries.

NOTE 7 - Long-Term Debt

As of June 30, 2019, long-term debt consisted of a revolving line of credit of $11,000,000 (“Agreement”) which expires in June 2021.

Outstanding balances and interest rates as of June 30, 2019 and June 30, 2018 are as follows (dollars in thousands):

	June 30, 2019		June 30, 2018
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$—	n/a	$—	n/a

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

NOTE 8 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the fiscal years ended June 30, 2019 and 2018, the Company recorded non-cash compensation expense of $160,000 ($0.01 per basic and diluted share) and $146,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation

2012 Employee Stock Option Plan

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2019, 72,500 stock options were outstanding, 33,800 stock options were exercisable and 792,900 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2019 and 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018
Risk-free interest rates	2.5% - 3.1%	2.4%
Expected lives	10 years	10 years
Expected volatility	48% - 52%	52%
Expected dividend yields	0%	0%

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

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2019		2018
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	57,200	$7.09	70,600	$5.84
Granted	29,000	16.59	25,000	9.01
Terminated	0	0	(4,000)	9.15
Exercised	(13,700)	6.42	(34,400)	5.68
Outstanding, end of year	72,500	$11.01	57,200	$7.09
Exercisable, end of year	33,800	$8.05	30,400	$6.55

Weighted average fair value at grant date of options granted	$9.15		$5.61
Total intrinsic value of options exercised	$160,000		$187,000
Total intrinsic value of options outstanding	$1,353,000		$324,000
Total intrinsic value of options exercisable	$731,000		$246,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37-$22.89	72,500	7.6	$11.01	33,800	$8.05
	72,500	7.6	$11.01	33,800	$8.05

As of June 30, 2019, there was $297,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 29,000 and 25,000 options were granted during the fiscal years ended June 30, 2019 and 2018, respectively. 8,200 of the 13,700 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 3,106 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 18,000 of the 34,400 stock options exercised during the fiscal year ended June 30, 2018 were settled by exchanging 7,940 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The total fair value of the options vesting during the fiscal years ended June 30, 2019 and 2018 under this plan was $95,000 and $86,000, respectively. $31,000 and $106,000 was received from option exercises for the fiscal years ended June 30, 2019 and 2018, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2019, 10,200 stock options were outstanding, 3,000 stock options were exercisable and no further stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2018
Risk-free interest rates	2.4%
Expected lives	10 years
Expected volatility	52%
Expected dividend yields	0%

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2019		2018
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	27,800	$6.85	14,200	$4.69
Granted	—	—	15,000	8.70
Terminated	(1,800)	8.70	—	—
Exercised	(15,800)	5.91	(1,400)	4.73
Outstanding, end of year	10,200	$7.99	27,800	$6.85
Exercisable, end of year	3,000	$6.27	13,800	$5.61

Weighted average fair value at grant date of options granted	n/a		$5.55
Total intrinsic value of options exercised	$192,000		$14,000
Total intrinsic value of options outstanding	$221,000		$217,000
Total intrinsic value of options exercisable	$70,000		$125,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $8.70	10,200	7.8	$7.99	3,000	$6.27
	10,200	7.8	$7.99	3,000	$6.27

As of June 30, 2019, there was $50,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 0 and 15,000 options were granted during the fiscal years ended June 30, 2019 and 2018, respectively. 14,600 of the 15,800 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 4,832 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The 1,400 stock options exercised during the fiscal year ended June 30, 2018 were settled by exchanging 452 shares of the Company’s common stock which were retired and returned to unissued status upon receipt and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods. The total fair value of the options vesting during each of the fiscal years ended June 30, 2019 and 2018 under this plan was $22,000 and $39,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2019, 15,200 stock options were outstanding, 2,400 stock options were exercisable and 30,000 stock options were available for grant under this plan.

The fair value of each option granted during the fiscal year ended June 30, 2019 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2019
Risk-free interest rates	2.9%
Expected lives	10 years
Expected volatility	50%
Expected dividend yields	0%

The following table reflects activity under the 2018 Employee plan for the fiscal year ended June 30, 2019:

	2019
	Options	Weighted average exercise price
Outstanding, beginning of year	—	$—
Granted	20,000	16.20
Terminated/Lapsed	(3,200)	16.20
Exercised	(1,600)	16.20
Outstanding, end of year	15,200	$16.20
Exercisable, end of year	2,400	$16.20

Weighted average fair value at grant date of options granted	$10.24
Total intrinsic value of options exercised	$24,000
Total intrinsic value of options outstanding	$205,000
Total intrinsic value of options exercisable	$32,000

As of June 30, 2019, there was $164,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 20,000 options were granted during the fiscal years ended June 30, 2019. 800 of the 1,600 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 395 shares of the Company’s common stock which were retired and returned to unissued status upon receipt and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods. The total fair value of the options vesting during the fiscal year ended June 30, 2019 under this plan was $41,000.

NOTE 9 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the fiscal year ended June 30, 2019 the Company repurchased 274,065 shares of its outstanding common stock at a weighted average price of $14.59. Shares repurchased through June 30, 2019 are included in the Company’s Treasury Stock as of June 30, 2019.

During fiscal 2019, certain employees and Directors exercised incentive stock options under the Company’s 2012 Plan totaling 31,100 shares. 23,600 of these exercises were completed as cashless exercises as allowed for under the Plans, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 8,333 and was based upon the per share price on the effective date of the option exercise.

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

NOTE 10 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $133,000 and $132,000 for the years ended June 30, 2019 and 2018, respectively.

NOTE 11 - Commitments and Contingencies

Leases

The Company is committed under various operating leases, not including the land lease discussed below, which do not extend beyond fiscal 2023. Minimum lease payments through the expiration dates of these leases, with the exception of the land leases referred to below, are as follows:

Year Ending June 30,	Amount
2020	27,000
2021	26,000
2022	23,000
2023	9,000
Total	$85,000

Rent expense, with the exception of the land lease referred to below, totaled approximately $42,000 and $35,000, for the fiscal years ended June 30, 2019 and 2018, respectively.

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

Employment Agreements

As of June 30, 2019, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $752,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2020 and provides for an annual salary of $334,000, a bonus arrangement for fiscal 2019 and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination. The employment agreement with the SVP of Engineering expires in August 2020 and provides for an annual salary of $302,000, a bonus arrangement for fiscal 2019 and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations

	Fiscal Year ended June 30,
	2019	2018
	(in thousands)
Sales to external customers(1):
Domestic	$100,716	$89,490
Foreign	2,216	2,256
Total Net Sales	$102,932	$91,746

	As of June 30,
	2019	2018
Identifiable assets:
United States	$59,683	$52,928
Dominican Republic (2)	26,225	20,341
Total Identifiable Assets	$85,908	$73,269

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2019 = $22,549; 2018 = $16,592) and fixed assets (2019 = $3,443; 2018 = $3,462) located at the Company's principal manufacturing facility in the Dominican Republic.

NOTE 13 – Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the consolidated financial statements.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

The Board of Directors of the Company has an Audit Committee comprised of three non-management directors. Currently there is a vacancy resulting from the death of Arnold Blumenthal. The Committee meets periodically with financial management and the independent auditors to review accounting, control, audit and financial reporting matters. Baker Tilly Virchow Krause, LLP has full and free access to the Audit Committee, with and without the presence of management.

Changes in Internal Control over Financial Reporting. During the quarterly period ending June 30, 2018, we identified a material weakness in our internal control over financial reporting regarding controls related to a lack of supervision and review to ensure proper internal control over financial reporting. During the fiscal year ended June 30, 2019, we initiated a process that remediated that material weakness.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors appearing in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (“Proxy Statement”) under the heading “Election of Directors”, is incorporated herein by reference.

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

The information appearing in the Proxy Statement relating to the members of the Audit Committee and the Audit Committee financial expert under the headings “Corporate Governance and Board Matters – Board Structure and Committee Composition” and “Corporate Governance and Board Matters – Board Structure and Committee Composition – Audit Committee” and the information appearing in the Proxy Statement under the heading “Delinquent Section 16(c) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference.

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

Information regarding Equity Compensation Plan Information as of June 30, 2019 is included in Item 5.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)	2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

B.	Supplementary Financial Data

(a)	3. and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title

Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011

Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011

Ex-3.(iii)	Amended and Restated By-Laws	Exhibit 3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010

Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.02 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.03 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.04 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.05 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.06	Continuing General Security Agreement	Exhibit 4.06 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.07 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.08 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.09	Amendment No. 3 to Third Amended and Restated Credit Agreement	Item 1.01 (e) contained in Report on Form 8-K (Commission file No. 0-10004) dated June 28, 2016

Ex 4.10	Description of the Company’s Securities	E-17

*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008

*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012

*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012

*Ex-10.D	2018 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2018 for Annual Meeting of Stockholders to be held on December 11, 2018

*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010

*Ex-10.J	Employment Agreement between the Registrant and Jorge Hevia dated December 20, 1999	Exhibit 10.J to Report on Form 8-K (Commission file No. 0-10004) dated November 29, 2012

*Ex-10.M	Indemnification Agreement dated August 9, 1999	Exhibit 10.M to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2012

*Ex-10.N	Two (2) Year Extension, dated November 13, 2015, of Employment Agreement between the Registrant and Michael Carrieri	Exhibit 10.N to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2015

*Ex-10.O	Severance Agreement between the Registrant and Kevin S Buchel dated December 30, 2015	Exhibit 10.O to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2016

*Ex-10.P	Two (2) Year Extension, dated November 13, 2015, of Employment Agreement between the Registrant and Jorge Hevia	Exhibit 10.N to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2015

Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010

Ex-21.0	Subsidiaries of the Registrant	E-18

Ex-23.1	Consent of Independent Auditors	E-19

Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20

Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21

Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22

Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23

Ex-101.INS	XBRL Instance Document **

Ex-101.SCH	XBRL Taxonomy Extension Schema Document**

Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2019

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/RICHARD SOLOWAY	Chairman of the Board of Directors,	September 13, 2019
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/KEVIN S. BUCHEL	Senior Vice President of Operations	September 13, 2019
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/PAUL STEPHEN BEEBER	Director	September 13, 2019
Paul Stephen Beeber

/s/RANDY B. BLAUSTEIN	Director	September 13, 2019
Randy B. Blaustein

/s/DONNA SOLOWAY	Director	September 13, 2019
Donna Soloway

/s/ANDREW J. WILDER	Director	September 13, 2019
Andrew J. Wilder