Form 10-K/A
period 2019-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2019-10-28
CIK 69633

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

As October 25, 2019, 18,477,784 shares of common stock of Registrant were outstanding.

PART III

Items 10, 11, 12, 13 and 14 are amended to read in their entirety as follows:

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors is divided into three classes, the terms of which expire at the Annual Meetings of Stockholders after the fiscal years 2019, 2020 and 2021.

The names of, and certain information concerning, the directors are set forth below. Also set forth below is a description of the experience, qualifications, attributes or skills that caused the Nominating Committee and Board of Directors to determine that the person should serve as one of our directors.

Name and Age	Principal Occupation	Director Since
Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2019:

Richard L. Soloway (73)	Chairman of the Board of Directors, CEO, President and Secretary of the Company.	1972

Kevin S. Buchel (66)	Senior Vice President of Operations and Finance, CFO, and Treasurer of the Company.	1998

Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2020[1]:

Andrew J. Wilder (68)	Officer of Israeloff, Trattner & Co., independent certified public accountants.	1995

Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2021:

Paul Stephen Beeber (75)	Licensed Attorney in New York State.	2004

Randy B. Blaustein (67)	Principal of R.B. Blaustein & Co., accounting services.	1985

Donna A. Soloway (71)	Columnist for SDM (Security Distribution and Marketing) magazine; member of the Board of Directors of the Alliance of the Guardian Angels; member of the Board of Directors of Lifeline. Ms. Soloway is the wife of Richard L. Soloway, the Chairman and President of the Company.	2001

1 Mr. Arnold Blumenthal, a director of the Company since 2001, passed away on June 29, 2019. He was in the class of directors to serve until the Annual Meeting of Stockholders following fiscal year 2020.

Mr. Soloway has been the Company’s Chairman of the Board of Directors since October 1981, President and CEO since 1998, and Secretary since 1975.

The Company believes Mr. Soloway’s qualifications to serve as a director include his over forty years’ experience in the security industry and his broad knowledge and understanding of the Company and its operations derived from his thirty-eight year service as its Chairman and twenty-one year service as its President and CEO.

Mr. Buchel has been CFO and Senior Vice President of Operations and Finance since April 1995 and Treasurer since May 1998.

The Company believes Mr. Buchel’s qualifications to serve as a director include his understanding of the Company and its operations derived from twenty-four years as our CFO and Senior Vice President of Operations and Finance and twenty-one years as Treasurer.

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

Mr. Blaustein has been has been a Principal in the accounting firm of R.B. Blaustein & Co. since December 2000 and was a Partner in the accounting firm of Blaustein, Greenberg & Co. from July 1991 to November 2000. He has been an attorney since October 1980, specializing in general business and tax matters, and is the author of six books and numerous articles.

The Company believes Mr. Blaustein brings significant tax and financial expertise, including insight into complex tax issues acquired over his thirty-eight year legal career.

Ms. Soloway has been a columnist for several security industry publications since 1992 including Security Dealer and Security Distribution and Marketing (SDM). She also has served on the Board of Directors for the Security Industry Association (SIA) and several of its committees including the Show Planning Committee, the Awards Committee and the SAINTS Committee (Safety, Awareness and Independent through Security). She is currently a board member of Lifeline as well as the Alliance of the Guardian Angels.

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

Delinquent Section 16(a) Reports

Based solely on a review of the Forms 3, 4 and 5 filed electronically with the Securities and Exchange Commission with respect to the most recent fiscal year and written representations of the reporting person (as defined below), no person, who at any time during such fiscal year, was an officer, director, beneficial owner of more than ten (10%) percent of any class of equity securities of the Company or any other person subject to Section 16 of the Securities Exchange Act of 1934 (“reporting person”), failed to file on a timely basis one or more reports required by Section 16(a) of the Securities Exchange Act during such fiscal year except as follows: Jorge Hevia, an officer, filed one late Form 4 reporting the award of options to purchase 4,000 shares of Common Stock of the Company. Arnold Blumenthal, a Director, filed two late Form 4’s, one reporting the award of options to purchase 4,000 shares of Common Stock of the Company and the second reporting the acquisition of 1,800 shares of Common Stock of the Company and the sale of 513 shares of Common Stock of the Company. Andrew Wilder, a Director, filed two late Form 4’s, one reporting the award of options to purchase 4,000 shares of Common Stock of the Company and the second reporting the acquisition of 8,200 shares of Common Stock of the Company and sale of 2,704 shares of Common Stock of the Company. Paul Beeber, a Director, filed one late Form 4 reporting the award of options to purchase 4,000 shares of Common Stock of the Company. Randy Blaustein, a Director, filed one late Form 4 reporting the award of options to purchase 4,000 shares of Common Stock of the Company.

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

Name and Age	Position and Office with the Company, Term of Office and Five-Year Employment History
Richard L. Soloway (73)	Chairman of the Board of Directors since October 1981; President and CEO since 1998; and Secretary since 1975.

Kevin S. Buchel (66)	Senior Vice President of Operations and Finance and CFO since April 1995; Treasurer since May 1998.

Jorge Hevia (61)	Senior Vice President of Corporate Sales and Marketing since May 1999; Vice President of Corporate Sales and Marketing from October 1998 to May 1999.

Michael Carrieri (61)	Senior Vice President of Engineering Development since May 2000; Vice President of Engineering Development from September 1999 to May 2000.

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

The members of the Audit Committee are Andrew J. Wilder and Paul Stephen Beeber. Mr. Blumenthal was a member of the Audit Committee until his passing on June 29, 2019. The Board has determined that Andrew Wilder is an audit committee financial expert. Mr. Wilder meets the NASDAQ Listing Standards for the independence of audit committee members.

The committee charter of the Audit Committee is set forth in the “Investors” section of the Company’s website, www.napcosecurity.com.

ITEM 11: EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation information for our Chief Executive Officer, our Chief Financial Officer and an additional two of our most highly compensated executive officers during fiscal years 2019 and 2018 of the Company.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(4) ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Richard L. Soloway, (2)	2019	761,104	285,810	25,724	78,536	1,151,174
Chairman of the Board of Directors, CEO, President and Secretary	2018	741,042	163,320	17,418	78,778	1,000,559

Kevin S. Buchel, (3)	2019	316,657	100,000	16,039	13,751	446,447
Senior Vice President of Operations and Finance, CFO and Treasurer	2018	307,086	40,000	11,744	12,305	371,135

Jorge Hevia, (3)	2019	341,303	100,000	16,039	13,577	470,919
Senior Vice President of Corporate Sales and Marketing	2018	331,175	40,000	11,744	13,752	396,671

Michael Carrieri, (3)	2019	308,903	100,000	16,039	11,659	436,601
Senior Vice President of Engineering Development	2018	298,552	40,000	11,744	11,321	361,617

(1)	Amounts reflect the share-based compensation expense recognized by the Company in the fiscal years ended June 30, 2019 and June 30, 2018, in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 8 to the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended June 30, 2019.

(2)	All other compensation for Mr. Soloway for fiscal 2019 includes payment of health and life insurance premiums of $29,157 and automobile expenses of $49,379. All other compensation for Mr. Soloway for fiscal 2018 included payment of health and life insurance premiums of $27,033 and automobile expenses of $44,951.

(3)	All other compensation for Messrs. Buchel and Hevia includes payment of life insurance premiums and automobile expenses.

(4)	Amounts reflect compensation granted under discretionary bonus arrangements with each officer based on year over year increases in net sales for each of the fiscal years shown.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
		Number of
	Number of	Securities
	Securities Underlying	Underlying		Option
	Unexercised Options	Unexercised Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Un-exercisable		($)	Date
Richard L. Soloway	0	3,000	(1)	9.625	12/14/27
	1,600	6,400	(2)	16.160	10/1/28

Kevin S. Buchel	0	3,000	(1)	8.750	12/14/27
	800	3,200	(3)	14.690	10/1/28

Michael Carrieri	1,000	--		4.370	10/19/24
	2,000	3,000	(1)	8.750	12/14/27
	800	3,200	(3)	14.690	10/1/28

Jorge Hevia	1,000	--		4.880	9/8/23
	2,000	--		4.570	10/19/24
	2,000	3,000	(1)	8.750	12/14/27
	800	3,200	(3)	14.690	10/1/28

(1)	Options as to 1,000 shares vest on December 15 in each of 2019, 2020 and 2021.

(2)	Options as to 1,600 shares vest on October 2 in each of 2019, 2020, 2021 and 2022.

(3)	Options as to 800 shares vest on October 2 in each of 2019, 2020, 2021 and 2022.

Employment Agreements and Potential Payments upon Termination or Change in Control

The Company has an employment agreement with each of Richard L. Soloway, Jorge Hevia and Michael Carrieri. The agreement with Mr. Soloway, entered into on June 26, 2003, is for a five year period, and then year to year unless notice of termination is given at least six months prior to the end of the then applicable term. The Agreement provides for a minimum annual salary to be adjusted for inflation and discretionary annual incentive compensation. Mr. Soloway’s agreement contains non-compete restrictions during his employment and for one year after termination for any reason. The agreement also provides for termination payments to Mr. Soloway upon death, disability, termination by the Company other than for Cause, as defined, termination by Mr. Soloway for Good Reason, as defined, and termination by Mr. Soloway within twelve months of a change in control. In the event of death, the termination payment equals one year’s salary payable over one year plus a bonus calculated on a pro rata basis through the end of the fiscal quarter immediately preceding death. In the event of disability, the Company must pay Mr. Soloway an amount equal to 60% of his annual salary through the term of the agreement plus his bonus on a pro rata basis through the end of the fiscal quarter preceding the sixth month of his disability. In the event the Company terminates Mr. Soloway other than for Cause or if Mr. Soloway terminates for Good Reason, the Company must pay Mr. Soloway, in a lump sum, an amount equal to three times his annual salary plus the bonus paid to him for the year prior to his termination. If during the term there should be a change in control, then Mr. Soloway is entitled to terminate his employment, and the Company is required to pay him, an amount equal to 299% of the average of the prior five calendar years’ total compensation, subject to certain limitations. The Company’s option plans provide for the accelerated vesting of unvested options upon a change in control.

Had Mr. Soloway’s employment terminated on June 30, 2019 after a change in control, the Company would have been required to pay him $2,895,705 pursuant to his employment agreement. In addition, assuming a change of control on June 30, 2019, vesting of options to purchase 9,400 shares of Common Stock of the Company would have been accelerated. The value of such accelerated options would have been $146,693 based upon the closing price per share of $29.68 of the Company’s Common Stock on the NASDAQ Global Market on June 30, 2019.

Under such agreement, had Mr. Soloway’s employment terminated on June 30, 2019 on account of (i) death, (ii) disability or (iii) by the Company other than for Cause, or by Mr. Soloway for Good Reason, the Company would have been required to pay him $968,463, $456,663 and $3,140,743, respectively.

Mr. Hevia’s agreement, as amended, terminates in October 2020 and provides for an annual salary of $344,195. Mr. Hevia’s agreement, as amended, provides for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or for any reason upon a change in control of the Company. Had either of such events occurred on June 30, 2019, the Company would have been required to pay him $258,146.

Mr. Carrieri’s agreement, as amended, terminates in August 2020 and provides for an annual salary of $311,345. Mr. Carrieri’s agreement, as amended, provides for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or for any reason within three months of a change in control of the Company. Had either of such events occurred on June 30, 2019, the Company would have been required to pay him $233,509.

In addition, the Company has a severance agreement with Kevin S. Buchel providing for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or for any reason upon a change of control of the Company. Had Mr. Buchel’s employment been terminated on June 30, 2019 non-voluntarily without cause, the Company would have been required to pay him $239,370 pursuant to such severance agreement.

In the event of a change of control on June 30, 2019, vesting of options to purchase 6,200 shares of Common Stock of the Company would have been accelerated for each of Messrs. Hevia, Buchel and Carrieri. The value of such accelerated options would have been $110,758 for each of Messrs. Hevia, Buchel and Carrieri, based upon the closing price per share of $29.68 of the Company’s Common Stock on the NASDAQ Global Market on June 30, 2019.

Each of the agreements with Mr. Hevia, Mr. Carrieri and Mr. Buchel contains non-compete restrictions for three years after the employee’s termination of employment.

Compensation of Directors

The total fiscal year 2019 compensation of non-employee Directors is shown in the following table.

Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Paul Stephen Beeber	32,000	12,666	--	44,666
Randy B. Blaustein (4)	32,000	12,666	36,500	81,166
Arnold Blumenthal	32,000	12,666	--	44,666
Donna A. Soloway	28,000	12,666	--	40,666
Andrew J. Wilder	36,000	12,666	--	48,666

(1)	Each director who is not an employee, other than Mr. Blaustein, receives $7,000 for each Board of Directors meeting attended. Mr. Blaustein receives $8,000 for each Board of Directors meeting which compensates him for his services as a director as well as for his service as Chair of the Compensation Committee. Mr. Wilder, as Chairman of the Audit Committee, receives $2,000 for each Audit Committee meeting attended and each of the other Audit Committee members receives $1,000for each Audit Committee meeting attended.

(2)	Amounts reflect the share-based compensation expense recognized by the Company in the year ended June 30, 2019, in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 8 to the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended June 30, 2019.

At June 30, 2019, each of Ms. Soloway and Mr. Wilder held outstanding options to purchase 5,800 shares of Common Stock of the Company, of which 800 were vested at June 30, 2019. At June 30, 2019, Mr. Beeber held outstanding options to purchase 5,000 shares of Common Stock of the Company, of which -0- were vested at June 30, 2019. At June 30, 2019, Mr. Blaustein held outstanding options to purchase 8,800 shares of Common Stock of the Company, of which 3,800 were vested at June 30, 2019.

(3)	During the fiscal year ended June 30, 2019, the Company retained Mr. Blaustein as special counsel for certain general business and tax related matters. Fees for such services were $36,500.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information as of October 23, 2019, regarding the beneficial ownership (as defined by the Securities and Exchange Commission) of Common Stock of the Company of (a) each person known by the Company to own more than five percent of the Company’s outstanding Common Stock, (b) each director of the Company (c) each executive officer named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock (2)
Richard L. Soloway c/o the Company 333 Bayview Avenue Amityville, NY 11701	6,237,062	33.7%
Kevin S. Buchel	283,391	1.5%
Jorge Hevia	171,420	*
Michael Carrieri	91,426	*
Randy B. Blaustein	111,636	*
Andrew J. Wilder	34,918	*
Donna A. Soloway	36,131	*
Paul Stephen Beeber	5,400	*
All executive officers and directors as a group (8 in number)(3)	6,951,390	37.7%
Dimensional Fund Advisors LP(4) Building One 6300 Bee Cave Lane Austin, Texas 78746	969,107	5.2%

*	Less than 1%.

(1)	This number includes the number of shares that a person has a right to acquire within sixty (60) days (Soloway – 4,200, Buchel – 2,600, Hevia – 6,600, Carrieri – 5,600, Wilder – 2,200, Blaustein – 5,200, D. Soloway – 2,200, and Beeber – 1,400).

(2)	Percentages for each person or the group are computed on the basis of 18,477,784 shares of Common Stock outstanding on October 23, 2019, plus the number of shares that such person or group has the right to acquire within sixty (60) days. Except as otherwise noted, persons named in the table and footnotes have sole voting and investment power with respect to all shares of Common Stock reported as beneficially owned by them.

(3)	This number of shares includes (i) 6,977,792 shares as to which officers and directors have sole voting and investment power, and (ii) 30,000 shares that officers and directors have the right to acquire within sixty (60) days.

(4)	Based on Schedule 13G filed with the United States Securities and Exchange commission reporting beneficial ownership as of December 31, 2018. According to the filing, Dimensional Fund Advisors LP has sole power to vote or direct the vote of 933,257 shares and the sole power to dispose or direct the disposal of 969,107 shares.

Information regarding Equity Compensation Plan Information as of June 30, 2019 is included in Item 5 of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Independence of Directors

The Board currently consists of six directors, three of whom the Board has affirmatively determined have no relationship with the Company or its subsidiaries which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are independent as defined by the applicable NASDAQ Listing Standards. The three independent directors are Paul Stephen Beeber, Randy B. Blaustein, and Andrew J. Wilder. There is one vacancy on the Board due to the death on June 29, 2019 of Arnold Blumenthal. Prior to his passing, Mr. Blumenthal had been determined to be an independent director. Mr. Blumenthal’s passing resulted in the Company becoming non-compliant with NASDAQ’s independent director and Audit Committee requirements as set forth in Listing Rule 5605. In a July 9, 2019 letter, NASDAQ gave the Company until the earlier of the Company’s next annual shareholders’ meeting or June 29, 2020; or, if the next annual shareholders’ meeting is held before December 26, 2019, then the Company must evidence compliance no later than December 26, 2019 in order to become compliant.

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

Board Structure and Committee Composition

The Board maintains three standing committees: Audit, Compensation, and Nominating. Each Committee is composed entirely of independent directors as defined in the applicable NASDAQ Listing Standards. The Board considered the payment of $36,500 to Mr. Blaustein, an independent director and a member of the Compensation Committee, and determined that such compensation would not impair Mr. Blaustein’s ability to make independent judgments about the Company’s executive compensation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

The fees billed for professional services for fiscal years 2019 and 2018 by Baker Tilly Virchow Krause LLP, the Company’s independent registered public accountants, for professional services were as follows:

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees (1)	$360,723	$350,000
Audit Related Fees	--	--
Tax Fees	--	--
All Other Fees (2)	$17,500	17,500

(1)	Includes audit of financial statements, SAS 100 reviews and consultations for 2019 and 2018, respectively and audit of internal controls for 2019 and 2018.

(2)	Includes services related to the audit of the Company’s employee benefit plan for the plan years ended December 31, 2019 and 2018, respectively.

The Audit Committee has considered whether the provision of the services described above under the headings “All Other Fees” is compatible with maintaining the auditor’s independence and determined that it is. In fiscal years 2019 and 2018, 100% of “All Other Fees” were approved by the Audit Committee.

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

PART IV

ITEM 15: EXHIBITS.

Item 15 is hereby amended by the addition of the Exhibits set forth below.

(b)       Exhibits

Ex-31.1	Section 302 Certification of Chief Executive Officer	E-1

Ex-31.2	Section 302 Certification of Chief Financial Officer	E-2

Ex-32.1	Certification of Chief Executive officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes-Oxley Act of 2002	E-3

Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes-Oxley Act of 2002	E-4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 28, 2019

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/Kevin S. Buchel
Kevin S. Buchel
Senior Vice President of Operations
and Finance and Treasurer
(Principal Financial Officer)