Form 10-Q
period 2019-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2019-11-08
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of: November 6, 2019

COMMON STOCK, $.01 PAR VALUE PER SHARE 18,477,784

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (unaudited)	June 30, 2019
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$10,774	$8,028
Accounts receivable, net of allowance for doubtful accounts of $88 at September 30, 2019 and June 30, 2019, and other reserves	24,730	25,970
Inventories	31,140	29,576
Income tax receivable	6	--
Prepaid expenses and other current assets	2,018	1,881
Total Current Assets	68,668	65,455
Inventories - non-current	6,100	5,262
Property, plant and equipment, net	7,580	7,694
Intangible assets, net	7,166	7,232
Operating right of use lease asset (Note 11 )	7,672	--
Other assets	262	265
TOTAL ASSETS	$97,448	$85,908

CURRENT LIABILITIES
Accounts payable	$5,952	$5,135
Accrued expenses	6,252	6,273
Accrued salaries and wages	2,886	2,416
Accrued income taxes	--	548
Total Current Liabilities	15,090	14,372
Deferred income taxes	260	72
Accrued income taxes	292	292
Operating lease liabilities, net (Note 11)	7,384	--
Total Liabilities	23,026	14,736
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,227,094 shares issued; and 18,477,784 shares outstanding	212	212
Additional paid-in capital	17,120	17,103
Retained earnings	74,157	70,924
Less: Treasury Stock, at cost (2,749,310 shares)	(17,067)	(17,067)
TOTAL STOCKHOLDERS' EQUITY	74,422	71,172
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,448	$85,908

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended September 30,
	2019	2018
	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$20,921	$19,590
Service revenues	5,364	3,786
	26,285	23,376
Cost of sales:
Equipment related expenses	13,638	13,007
Service related expenses	1,129	810
	14,767	13,817
Gross Profit	11,518	9,559

Research and development	1,749	1,745
Selling, general, and administrative expenses	6,160	6,055
	7,909	7,800
Operating Income	3,609	1,759
Other expense:
Interest expense, net	7	7
Income before Provision for Income Taxes	3,602	1,752
Provision for Income Taxes	369	248
Net Income	$3,233	$1,504

Income per share:
Basic	$0.17	$0.08
Diluted	$0.17	$0.08

Weighted average number of shares outstanding:
Basic	18,478,000	18,726,000
Diluted	18,536,000	18,776,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Three months ended September 30, 2019 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
Balances at June 30, 2019	21,227,094	$212	$17,103	(2,749,310)	$(17,067)	$70,924	$71,172
Net income	--	--	--	--	--	3,233	3,233
Stock-based compensation expense	--	--	17	--	--	--	17
Balances at September 30, 2019	21,227,094	$212	$17,120	(2,749,310)	$(17,067)	$74,157	$74,422

	Three months ended September 30, 2018 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
Balances at June 30, 2018	21,204,327	$212	$16,890	(2,475,245)	$(13,069)	$59,420	$63,453
Net income	--	--	--	--	--	1,504	1,504
Implementation of ASC606	--	--	--	--	--	(719)	(719)
Repurchase of treasury shares	--	--	--	39,163	(549)	--	(549)
Stock options exercised	2,500	--	16	--	--	--	16
Stock-based compensation expense	--	--	4	--	--	--	4
Balances at September 30, 2018	21,206,827	$212	$16,910	(2,514,408)	$(13,618)	$60,205	$63,709

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,233	$1,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364	327
(Recovery of) doubtful accounts	--	(6)
Deferred income taxes	188	153
Stock based compensation expense	17	5
Changes in operating assets and liabilities:
Accounts receivable	1,240	2,405
Inventories	(2,402)	(1,665)
Prepaid expenses and other current assets	(137)	69
Other assets	--	(5)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	424	332
Net Cash Provided by Operating Activities	2,927	3,119
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(181)	(424)
Net Cash Used in Investing Activities	(181)	(424)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	--	15
Cash paid for purchase of treasury stock	--	(549)
Net Cash Used in Financing Activities	--	(534)
Net Change in Cash and Cash Equivalents	2,746	2,161
CASH AND CASH EQUIVALENTS - Beginning	8,028	5,308
CASH AND CASH EQUIVALENTS - Ending	$10,774	$7,469
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$13	$--
Income taxes paid	$735	$259

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SEPTEMBER 30, 2019

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

Significant Accounting Policies:

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company, including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2019 and June 30, 2019 due to their short-term maturities.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at September 30, 2019 and June 30, 2019. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”) and other international agencies as of September 30, 2019 and June 30, 2019. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $88,000 as of September 30, 2019 and June 30, 2019. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company’s overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and actual results could differ from those estimates.

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

Changes in intangible assets are as follows (in thousands):

	September 30, 2019			June 30, 2019
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(8,534)	$1,266	$9,800	$(8,468)	$1,332
Trade name	5,900	--	5,900	5,900	--	5,900
	$15,700	$(8,534)	$7,166	$15,700	$(8,468)	$7,232

Amortization expense for intangible assets subject to amortization was approximately $66,000 and $78,000 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2020 -$264,000; 2021 - $223,000; 2022 - $188,000; 2023 - $159,000 and 2024 - $134,000. The remaining weighted average amortization period for intangible assets was 8.9 years and 9.9 years at September 30, 2019 and 2018, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. Impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Leases

Effective July 1, 2019, in accordance with Accounting Standards Codification (“ASC”), Topic 842, Leases at the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.

All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and we recognize lease expense for these leases as incurred over the lease term.

ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We primarily use our incremental borrowing rate based on information available at the lease commencement date, in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in determining the lease liability. See Note 11 – Commitments for additional accounting policies and transition disclosures.

Revenue Recognition

The Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition for additional accounting policies and transition disclosures.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2019 and 2018 was $514,000 and $650,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored research and development expense for the three months ended September 30, 2019 and 2018 was $1,749,000 and $1,745,000, respectively.

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

Net Income per Share

Basic net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2019	2018	2019	2018	2019	2018
Basic EPS	$3,233	$1,504	18,478	18,726	$0.17	$0.08
Effect of Dilutive Securities:
Stock Options	--	--	58	50	--	--
Diluted EPS	$3,233	$1,504	18,536	18,776	$0.17	$0.08

There were no anti-dilutive common share equivalents for the three months ended September 30, 2019 and 2018.

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

Stock-based compensation costs of $17,000 and $5,000 were recognized for the three months ended September 30, 2019 and 2018, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S Dollar. All foreign operations are considered a direct and integral part or extension of the Company's operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S Dollar. Therefore, no realized or unrealized gains and losses associated with foreign currency translation are recorded for the three months ended September 30, 2019 or 2018.

Comprehensive Income

For the three months ended September 30, 2019 and 2018, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($112,000 and $101,000 in the three months ended September 30, 2019 and 2018, respectively); and classifies the costs associated with these revenues in cost of sales ($260,000 and $282,000 in the three months ended September 30, 2019 and 2018, respectively).

Recently Issued and Adopted Accounting Standards

On July 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 11- Leases.

NOTE 2 – Revenue Recognition and Contracts with Customers

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

The Company recorded a net decrease to opening retained earnings of approximately $719,000 (net of tax benefit of $191,000) as of July 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in the recognition and measurement of certain types of variable consideration, which resulted in the increase in sales allowance reserves (i.e. refund liabilities) by a net of $1,627,000 and increased other assets (i.e. return related assets) by approximately $716,000. As of September 30, 2019, the Company included return-related assets of approximately $737,000 in other current assets.

Also, due to the adoption of the new standard, the Company classified certain reserves in respect of refund liabilities that were previously presented as a reduction from receivables, to current liabilities amounting to approximately $3,181,000 as of September 30, 2019. Further, amounts related to promotion payments to customers are now classified as a reduction of sales.

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

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 8% and 9% for the three months ended September 30, 2019 and 2018, respectively.

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

	Three months ended September 30,
	2019	2018
Major Product Lines:
Intrusion and access alarm products	$8,014	$7,092
Door locking devices	12,907	12,498
Services	5,364	3,786
Total Revenues	$26,285	$23,376

NOTE 3 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 24% and 19% of the Company’s accounts receivable at September 30, 2019 and June 30, 2019, respectively. Sales to this customer comprised 13% and 10% of net sales in the three months ended September 30, 2019 and 2018, respectively. The Company had another customer with an accounts receivable balance that comprised 11% of the Company’s accounts receivable at September 30, 2019 and June 30, 2019. Sales to this customer did not exceed 10% of net sales in either of the three months ended September 30, 2019 or 2018.

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

Inventories, net of reserves consist of the following (in thousands):

	September 30, 2019	June 30, 2019
Component parts	$23,028	$21,543
Work-in-process	5,748	5,377
Finished products	8,464	7,918
	$37,240	$34,838
Classification of inventories, net of reserves (in thousands):
Current	$31,140	$29,576
Non-current	6,100	5,262
	$37,240	$34,838

NOTE 5 - Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2019	June 30, 2019	Useful Life in Years
Land	$904	$904	--
Buildings	8,911	8,911	30 to 40
Molds and dies	7,337	7,333	3 to 5
Furniture and fixtures	2,695	2,691	5 to 10
Machinery and equipment	24,087	23,915	7 to 10
Leasehold improvements	1,626	1,625	Shorter of the lease term or life of asset
	45,560	45,379
Less: accumulated depreciation and amortization	(37,980)	(37,685)
	$7,580	$7,694

Depreciation and amortization expense on property, plant, and equipment was approximately $295,000 and $246,000 for the three months ended September 30, 2019 and 2018, respectively.

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

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is comprehensive tax legislation effective January 1, 2018 that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and includes provisions to tax GILTI. We were subject to the GILTI provisions effective for the fiscal year ended June 30, 2019. The Tax Act also imposed a one-time transition tax on its unremitted foreign earnings. ASC 740 requires filers to record the effects of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of March 31, 2019, the Company finalized its accounting for the income tax effects of the Tax Act and no additional expense was recorded since the final transition tax expense was equal to the $381,000 provisional expense reported in the fiscal year ended June 30, 2018. The net section 965 tax liability was $442,000 which is payable over 8 years.

For the three months ended September 30, 2019, the Company recognized a net income tax expense of $369,000. During the three months ended September 30, 2019, the Company increased its reserve for uncertain income tax positions by $45,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of September 30, 2019, the Company had accrued interest totaling $0 and $171,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims R&D tax credits on eligible development R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2019, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2016 and thereafter.

In July 2019, the Company received a Form 4549-A, Income Tax Examination Changes (“IRS Notice”) from the Internal Revenue Service (“IRS”) proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation under Internal Revenue Code (“IRC”) Section 956 arising from the intercompany balances on the books of the Company. The incremental tax liability associated with the income adjustment proposed in the IRS Notice would be approximately $1.8 million, excluding any interest and penalties. The Company filed a protest with the IRS in August 2019. The Company believes that the position of the IRS with regard to this matter is inconsistent with the provisions of the IRC Section 956 and management believes that the Company will prevail, and that the tax originally paid in fiscal 2016 is correct, as such no additional reserve for this tax uncertainty has been recognized. However, there can be no assurance that this matter will ultimately be resolved in the Company's favor.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 7 - Long-Term Debt

As of September 30, 2019, long-term debt consisted of a revolving line of credit of $11,000,000 (“Agreement”), which expires in June 2021.

There were no outstanding borrowings under the revolving line of credit at September 30, 2019 or June 30, 2019.

The Agreement also provides for an interest rate option of London Interbank Offered Rate (“LIBOR”) plus 1.15% to 2.00%, depending on the ratio of outstanding debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Agreement. In addition, the Agreement provides for availability to be limited to the lesser of $11,000,000 or the result of a borrowing base formula based upon the Company’s Accounts Receivables and Inventory values net of certain deductions. The Company’s obligations under the Agreement continue to be secured by all of its assets, including but not limited to, deposit accounts, accounts receivable, inventory, and the Company’s corporate headquarters in Amityville, NY, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Agreement.

The Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Agreement.

NOTE 8 - Stock Options

The Company follows ASC Topic 718, “Compensation-Stock Compensation”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  The Company recorded non-cash compensation expense relating to stock-based compensation of $17,000 and $5,000 for the three months ended September 30, 2019 and 2018, respectively ($0.00 per basic and diluted share for each period).

2012 Employee Stock Option Plan

In December 2012, the stockholders approved the 2012 Employee Stock Option Plan (“2012 Employee Plan”). The 2012 Employee Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options, which are intended to qualify as incentive stock options (“ISOs”), to valued employees. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2019, 80,500 stock options were outstanding, 35,400 stock options were exercisable and 784,900 stock options were available for grant under this plan.

The fair value of each option granted during the three months ended September 30 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018
Risk-free interest rates	2.10%	3.00%
Expected lives	10 years	10 years
Expected volatility	46%	52%
Expected dividend yields	0%	0%

The following table reflects activity under the 2012 Employee Plan for the three months ended September 30,:

	2019		2018
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	72,500	$11.01	57,200	$7.09
Granted	8,000	26.06	4,000	15.30
Exercised	--	--	(2,500)	6.31
Outstanding, end of period	80,500	$12.51	58,700	$7.68
Exercisable, end of period	35,400	$8.62	27,900	$6.57
Weighted average fair value at grant date of options granted	$15.17		$5.67
Total intrinsic value of options exercised	$--		$25,000
Total intrinsic value of options outstanding	$1,052,000		$313,000
Total intrinsic value of options exercisable	$599,000		$210,000

0 and 2,500 stock options were exercised during the three months ended September 30, 2019 and 2018, respectively. $0 and $16,000 of cash was received from option exercises during the three months ended September 30, 2019 and 2018, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37-$26.06	80,500	7.6	$12.51	35,400	$8.62
	80,500	7.6	$12.51	35,400	$8.62

As of September 30, 2019, there was $402,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 8,000 and 4,000 options were granted during the three months ended September 30, 2019 and 2018, respectively. 1,600 and 1,000 options vested during the three months ended September 30, 2019 and 2018, respectively. The total fair value of the options vesting during the three months ended September 30, 2019 and 2018 under this plan was $17,000 and $13,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30 2019, 10,200 stock options were outstanding, 3,000 stock options were exercisable and no further stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30,:

	2019		2018
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	10,200	$7.99	27,800	$6.85
Granted	--	--	--	--
Terminated/Lapsed	--	--	--	--
Exercised	--	--	--	--
Outstanding, end of period	10,200	$7.99	27,800	$6.85
Exercisable, end of period	3,000	$6.27	13,800	$5.61
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$179,000		$225,000
Total intrinsic value of options exercisable	$58,000		$129,000

No stock options were exercised during either of the three months ended September 30, 2019 or 2018. No cash was received from option exercises during either of the three months ended September 30, 2019 or 2018 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $8.70	10,200	7.5	$7.99	3,000	$6.27
	10,200	7.5	$7.99	3,000	$6.27

As of September 30, 2019, there was $40,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during either of the three months ended September 30, 2019 or 2018. No options vested during either of the three months ended September 30, 2019 or 2018.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2019, 15,200 stock options were outstanding, 2,400 stock options were exercisable and 30,000 stock options were available for grant under this plan.

The following table reflects activity under the 2018 Non-Employee Plan for the three months ended September 30,:

	2019		2018
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	15,200	$16.20	--	$--
Granted	--	--	--	--
Terminated/Lapsed	--	--	--	--
Exercised	--	--	--	--
Outstanding, end of period	15,200	$16.20	--	$--
Exercisable, end of period	2,400	$16.20	--	$--
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$142,000		n/a
Total intrinsic value of options exercisable	$22,000		n/a

No stock options were exercised during the three months ended September 30, 2019 or 2018. No cash was received from option exercises during either of the three ended September 30, 2019 or 2018 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at September 30, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$16.20-$16.20	15,200	9.2	$16.20	2,400	$16.20
	15,200	9.2	$16.20	2,400	$16.20

As of September 30, 2019, there was $131,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. No options were granted during the three months ended September 30, 2019 or 2018. No options vested during either of the three months ended September 30, 2019 or 2018.

NOTE 9 - Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. On December 21, 2018, the Company’s board of directors authorized the repurchase of up to an additional 500,000 shares. As of September 30, 2019, there was an aggregate 434,725 shares that may yet be purchased under the two repurchase plans. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. The Company did not repurchase any of its outstanding common stock during the three months ended September 30, 2019. The Company repurchased 39,163 shares at a weighted average price of $14.02 under this plan during the three months ended September 30, 2018. Shares repurchased through September 30, 2018 are included in the Company’s Treasury Stock as of September 30, 2018.

NOTE 10 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $30,000 and $34,000 for the three months ended September 30, 2019 and 2018, respectively.

NOTE 11 - Commitments and Contingencies

Leases

Effective July 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Adoption of the new standard resulted in the recording of an operating ROU asset and lease liabilities of approximately $7.7 million. Given the length of the lease term, the right-of-use asset and corresponding liability assume a weighted discount rate as disclosed below. A change in the rate utilized could have a material effect on the amounts reported.Financial positions for reporting periods beginning on or after July 1, 2019 are presented under new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

Our lease obligations consist of operating leases for office equipment and a 99 year lease which commenced on April 26, 1993 with one of the Company’s foreign subsidiaries, expiring in 2092, for approximately four acres of land in the Dominican Republic at an annual cost of $288,000, on which the Company’s principal production facility is located.

Operating leases are included in operating lease right-of-use assets, accrued expenses and operating lease liabilities, non-current on our condensed consolidated balance sheets

For the three months ended September 30, 2019 cash payments against operating lease liabilities totaled $96,000.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	72 years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019 (in thousands):

Year Ending June 30,	Amount
2020	$216
2021	285
2022	275
2023	265
2024	256
Thereafter	6,375
Total	$7,672

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, undiscounted future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

Year Ending June 30,	Amount
2020	$315
2021	314
2022	311
2023	297
2024	288
Thereafter	19,536
Total	$21,061

Operating lease expense totaled approximately $79,000 and $83,000, for the three months ended September 30, 2019 and 2018, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

Employment and Severance Agreements

As of September 30, 2019, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $775,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2020 and provides for an annual salary of $334,000 and provides for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or for any reason within three months of a change in control of the Company. The employment agreement with the SVP of Engineering expires in August 2020 and provides for an annual salary of $302,000 and provides for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or for any reason within three months of a change in control of the Company. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

	Three months ended September 30,
	2019	2018
	(in thousands)
Sales to external customers(1):
Domestic	$25,819	$22,873
Foreign	466	503
Total Net Sales	$26,285	$23,376

	September 30, 2019	June 30, 2019
Identifiable assets:
United States	$61,936	$59,683
Dominican Republic(2)	35,512	26,225
Total Identifiable Assets	$97,448	$85,908

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (September 30, 2019 = $24,232, June 30, 2019 = $22,549) and long-lived assets (September 30, 2019 = $11,064, June 30, 2019 = $3,443) located at the Company's principal manufacturing facility in the Dominican Republic.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to grow could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, uncertain economic, military and political conditions in the world, our ability to maintain and develop competitive products, adverse tax consequences of offshore operations, the ability to maintain adequate financing and significant fluctuations in the exchange rate between the Dominican Peso and the U.S. Dollar. The Company’s Risk Factors are discussed in more detail in Item 1A in the Company’s 2019 Annual Report on Form 10-K.

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 2% of our revenues for each of the three months ended September 30, 2019 and 2018.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its 2019 Annual Report on Form 10-K.  Management believes these critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Results of Operations

	Three months ended September 30, (dollars in thousands)
	2019	2018	% Increase/ (decrease)
Net sales	$26,285	$23,376	12.4%
Gross profit	11,518	9,559	20.5%
Gross profit as a % of net sales	43.8%	40.9%	7.1%
Research and development	1,749	1,745	0.2%
Selling, general and administrative	6,160	6,055	1.7%
Selling, general and administrative as a percentage of net sales	23.4%	25.9%	(9.7)%
Operating income	3,609	1,759	105.2%
Interest expense, net	7	7	0.0%
Provision for income taxes	369	248	48.8%
Net income	3,233	1,504	115.0%

Sales for the three months ended September 30, 2019 increased by $2,909,000 to $26,285,000 as compared to $23,376,000 for the same period a year ago. The increase in sales for the three months ended September 30, 2019 was due primarily to increased communication service revenues ($1,578,000), sales of intrusion and access products ($922,000) and door-locking products ($409,000).

Gross profit for the three months ended September 30, 2019 increased to $11,518,000 or 43.8% of sales as compared to $9,559,000 or 40.9% of sales for the same period a year ago. The increase in gross profit for the three months was primarily due to the increase in sales as described above.

Research and development expenses for the three months ended September 30, 2019 remained relatively constant at $1,749,000 as compared to $1,745,000 for the same period a year ago.

Selling, general and administrative expenses for the three months ended September 30, 2019 remained relatively constant at $6,160,000 as compared to $6,055,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 23.4% for the three months ended September 30, 2019 as compared to 25.9% for the same period a year ago. The decrease as a percentage of sales for the three and three months ended September 30, 2019 was due primarily to the increase in net sales.

Interest expense, net for the three months ended September 30, 2019 remained constant at $7,000 as compared to $7,000 for the same period a year ago.

The Company’s provision for income taxes for the three months ended September 30, 2019 increased by $121,000 to $369,000 as compared to $248,000 for the same period a year ago. The increase in the provision for income taxes for the three months was caused primarily by an increase in Income before Provision for Income Taxes. As a result, the Company’s effective rate for income tax was 10% and 14% for the three months ended September 30, 2019 and 2018, respectively.

Net income for the three months ended September 30, 2019 increased by $1,729,000 to $3,233,000 or $0.17 per diluted share as compared to $1,504,000 or $0.08 per diluted share for the same period a year ago. The change in net income for the three months ended September 30, 2019 was primarily due to the items described above.

Liquidity and Capital Resources

During the three months ended September 30, 2019 the Company utilized a portion of its cash generated from operations ($181,000 of $2,927,000) to purchase property, plant and equipment ($181,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at September 30, 2019 decreased by $1,240,000 as compared to June 30, 2019. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2019, which is typically the Company’s highest, as compared to the quarter ended September 30, 2019.

Inventories at September 30, 2019 increased by $2,402,000 as compared to June 30, 2019. This increase is primarily the result of the Company increasing inventory on certain new devices relating to its service revenues as well as the Company’s level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter.

Accounts payable and accrued expenses other than accrued income taxes increased by $1,266,000 as of September 30, 2019 as compared to June 30, 2019. This increase was due primarily to increased purchases of inventory as discussed above.

As of September 30, 2019, the Company maintained a revolving credit facility of $11,000,000 which expires in June 2021. As of September 30, 2019, the Company had no outstanding borrowings and $11,000,000 in availability under this facility. The Company’s long-term debt is described more fully in Note 7 to the condensed consolidated financial statements. The facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of September 30, 2019 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

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

At the conclusion of the period ended September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2019.

During the three months ended September 30, 2019, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2019 during the three months ended September 30, 2019.

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

November 8, 2019

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)