Form 10-Q
period 2019-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2020-02-03
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number:	0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐  Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of:   January 31, 2020

COMMON STOCK, $.01 PAR VALUE PER SHARE        18,482,784

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

Item 1.      Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019 (unaudited)	June 30, 2019
	(in thousands, except share data)
CURRENT ASSETS

Cash and cash equivalents	$11,778	$8,028

Accounts receivable, net of allowance for doubtful accounts of $127 and $88 at December 31, 2019 and June 30, 2019, respectively	23,098	25,970
Inventories	34,740	29,576
Prepaid expenses and other current assets	1,662	1,881
Total Current Assets	71,278	65,455
Inventories - non-current	7,166	5,262
Property, plant and equipment, net	8,151	7,694
Intangible assets, net	7,100	7,232
Operating lease right-of-use asset (Note 11)	7,406	--
Other assets	259	265
TOTAL ASSETS	$101,360	$85,908

CURRENT LIABILITIES
Accounts payable	$6,534	$5,135
Accrued expenses	5,962	6,273
Accrued salaries and wages	2,461	2,416
Accrued income taxes	123	548
Total Current Liabilities	15,080	14,372
Deferred income taxes	563	72
Accrued income taxes	292	292
Operating lease liabilities, net (Note 11)	7,123	--
Total Liabilities	23,058	14,736
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,227,094 shares issued; and 18,477,784 shares outstanding	212	212
Additional paid-in capital	17,428	17,103
Retained earnings	77,729	70,924
Less: Treasury Stock, at cost (2,749,310 shares)	(17,067)	(17,067)
TOTAL STOCKHOLDERS' EQUITY	78,302	71,172
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,360	$85,908

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended December 31,
	2019	2018
	(in thousands, except share and per share data)
Net sales:
Equipment revenues	$20,045	$20,685
Service revenues	5,784	4,144
	25,829	24,829
Cost of sales:
Equipment related expenses	12,602	13,203
Service related expenses	1,100	955
	13,702	14,158
Gross Profit	12,127	10,671

Research and development	1,823	1,762
Selling, general, and administrative expenses	6,310	5,615

Operating Income	3,994	3,294
Other (income) expense:
Interest (income) expense, net	(9)	6

Income before Provision for Income Taxes	4,003	3,288
Provision for Income Taxes	431	419

Net Income	$3,572	$2,869

Income per share:
Basic	$0.19	$0.15
Diluted	$0.19	$0.15

Weighted average number of shares outstanding:
Basic	18,478,000	18,603,000
Diluted	18,538,000	18,649,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six Months ended December 31,
	2019	2018
	(in thousands, except share and per share data)
Net sales:
Equipment revenues	$40,966	$40,275
Service revenues	11,148	7,930
	52,114	48,205
Cost of sales:
Equipment related expenses	26,240	26,210
Service related expenses	2,229	1,765
	28,469	27,975
Gross Profit	23,645	20,230
Research and development	3,572	3,507
Selling, general, and administrative expenses	12,470	11,670
Operating Income	7,603	5,053
Other (income) expense:
Interest (income) expense, net	(2)	13
Income before Provision for Income Taxes	7,605	5,040
Provision for Income Taxes	800	667
Net Income	$6,805	$4,373

Income per share:
Basic	$0.37	$0.23
Diluted	$0.37	$0.23

Weighted average number of shares outstanding:
Basic	18,478,000	18,665,000
Diluted	18,537,000	18,713,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Six months ended December 31, 2019 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
Balances at June 30, 2019	21,227,094	$212	$17,103	(2,749,310)	$(17,067)	$70,924	$71,172
Net income	--	--	--	--	--	3,233	3,233
Stock-based compensation expense	--	--	17	--	--	--	17
Balances at September 30, 2019	21,227,094	$212	$17,120	(2,749,310)	$(17,067)	$74,157	$74,422
Net income	--	--	--	--	--	3,572	3,572
Stock-based compensation expense	--	--	308	--	--	--	308
Balances at December 31, 2019	21,227,094	$212	$17,428	(2,749,310)	$(17,067)	$77,729	$78,302

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (unaudited)

	Six months ended December 31, 2018 (in thousands, except share data)
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

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months ended December 31,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,805	$4,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	744	668
Provision for (recovery) doubtful accounts	39	(13)
Deferred income taxes	491	100
Stock-based compensation expense	325	152
Changes in operating assets and liabilities:
Accounts receivable	2,833	4,671
Inventories	(7,068)	(4,608)
Prepaid expenses and other current assets	218	565
Other assets	--	(11)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	426	449
Net Cash Provided by Operating Activities	4,813	6,346
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,063)	(1,119)
Net Cash Used in Investing Activities	(1,063)	(1,119)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	--	24
Cash paid for purchase of treasury stock	--	(2,638)
Net Cash Used in Financing Activities	--	(2,614)
Net Change in Cash and Cash Equivalents	3,750	2,613
CASH AND CASH EQUIVALENTS - Beginning	8,028	5,308
CASH AND CASH EQUIVALENTS - Ending	$11,778	$7,921
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$18	$17
Income taxes paid	$734	$258

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

DECEMBER 31, 2019

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2019 and June 30, 2019 due to their short-term maturities.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at December 31, 2019 and June 30, 2019. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”) and other international agencies as of December 31, 2019 and June 30, 2019. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the allowances for doubtful accounts of $127,000 as of December 31, 2019 and $88,000 at June 30, 2019. Our allowances for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These allowances are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	December 31, 2019			June 30, 2019
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(8,600)	$1,200	$9,800	$(8,468)	$1,332
Trade name	5,900	--	5,900	5,900	--	5,900
	$15,700	$(8,600)	$7,100	$15,700	$(8,468)	$7,232

Amortization expense for intangible assets subject to amortization was approximately $66,000 and $79,000 for the three months ended December 31, 2019 and 2018, respectively. Amortization expense for intangible assets subject to amortization was approximately $132,000 and $157,000 for the six months ended December 31, 2019 and 2018, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2020 -$264,000; 2021 - $223,000; 2022 - $188,000; 2023 - $159,000 and 2024 - $134,000. The remaining weighted average amortization period for intangible assets was 8.6 years and 9.6 years at December 31, 2019 and 2018, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended December 31, 2019 and 2018 was $627,000 and $435,000, respectively. Advertising expense for the six months ended December 31, 2019 and 2018 was $1,141,000 and $1,085,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored research and development expense for the three months ended December 31, 2019 and 2018 was $1,823,000 and $1,762,000, respectively. Company-sponsored research and development expense for the three months ended December 31, 2019 and 2018 was $3,572,000 and $3,507,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2019	2018	2019	2018	2019	2018
Basic EPS	$3,572	$2,869	18,478	18,603	$0.19	$0.15
Effect of Dilutive Securities:
Stock Options	--	--	60	46	--	--
Diluted EPS	$3,572	$2,869	18,538	18,649	$0.19	$0.15

Options to purchase 36,000 and 11,826 shares of common stock were excluded for the three months ended December 31, 2019 and 2018, respectively were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2019	2018	2019	2018	2019	2018
Basic EPS	$6,805	$4,373	18,478	18,665	$0.37	$0.23
Effect of Dilutive Securities:
Stock Options	--	--	59	48	--	--
Diluted EPS	$6,805	$4,373	18,537	18,713	$0.37	$0.23

Options to purchase 18,000 and 5,913 shares of common stock were excluded for the six months ended December 31, 2019 and 2018, respectively were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $308,000 and $147,000 were recognized for the three months ended December 31, 2019 and 2018, respectively. Stock-based compensation costs of $325,000 and $152,000 were recognized for the six months ended December 31, 2019 and 2018, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S Dollar. All foreign operations are considered a direct and integral part or extension of the Company's operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S Dollar. Therefore, no realized or unrealized gains and losses associated with foreign currency translation are recorded for the six months ended December 31, 2019 or 2018.

Comprehensive Income

For the six months ended December 31, 2019 and 2018, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($108,000 and $103,000 in the three months ended December 31, 2019 and 2018, respectively and $220,000 and $204,000 in the six months ended December 31, 2019 and 2018, respectively) and classifies the costs associated with these revenues in cost of sales ($271,000 and $265,000 in the three months ended December 31, 2019 and 2018, respectively and $531,000 and $547,000 in the six months ended December 31, 2019 and 2018, respectively).

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

The Company recorded a net decrease to opening retained earnings of approximately $719,000 (net of tax benefit of $191,000) as of July 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in the recognition and measurement of certain types of variable consideration, which resulted in the increase in sales allowance reserves (i.e. refund liabilities) by a net of $1,627,000 and increased other assets (i.e. return related assets) by approximately $716,000. As of December 31, 2019, the Company included return-related assets of approximately $893,000 in other current assets.

Also, due to the adoption of the new standard, the Company classified certain reserves in respect of refund liabilities that were previously presented as a reduction from receivables, to current liabilities amounting to approximately $3,459,000 as of December 31, 2019. Further, amounts related to promotion payments to customers are now classified as a reduction of sales.

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

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 9% and 5% for the three months ended December 31, 2019 and 2018, respectively. As a percentage of gross sales, sales returns, rebates and allowances were 11% and 7% for the six months ended December 31, 2019 and 2018, respectively.

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

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Major Product Lines:
Intrusion and Access alarm products	$7,772	$7,724	$15,786	$14,815
Door locking devices	12,273	12,961	25,180	25,460
Services	5,784	4,144	11,148	7,930
Total Revenues	$25,829	$24,829	$52,114	$48,205

NOTE 3 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 21% and 19% of the Company’s accounts receivable at December 31, 2019 and June 30, 2019, respectively. Sales to this customer comprised 8% and 10% of net sales in the three and six months ended December 31, 2019, respectively. Sales to this customer comprised 12% and 11% of net sales in the three and six months ended December 31, 2018, respectively. The Company had another customer with an accounts receivable balance that comprised 12% and 11% of the Company’s accounts receivable at December 31, 2019 and June 30, 2019, respectively. Sales to this customer did not exceed 10% of net sales in either of the three or six months ended December 31, 2019 or 2018.

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

Inventories, net of reserves consist of the following (in thousands):

	December 31, 2019	June 30, 2019
Component parts	$25,914	$21,543
Work-in-process	6,468	5,377
Finished products	9,524	7,918
	$41,906	$34,838

Classification of inventories, net of reserves (in thousands):

Current	$34,740	$29,576
Non-current	7,166	5,262
	$41,906	$34,838

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2019	June 30, 2019	Useful Life in Years

Land	$904	$904	--
Buildings	8,911	8,911	30 to 40
Molds and dies	7,337	7,333	3 to 5
Furniture and fixtures	2,695	2,691	5 to 10
Machinery and equipment	24,489	23,915	7 to 10
Leasehold improvements	2,106	1,625	Shorter of the lease term or life of asset
	46,442	45,379
Less: accumulated depreciation and amortization	(38,291)	(37,685)
	$8,151	$7,694

Depreciation and amortization expense on property, plant, and equipment was approximately $311,000 and $259,000 for the three months ended December 31, 2019 and 2018, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $606,000 and $506,000 for the six months ended December 31, 2019 and 2018, respectively.

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

For the six months ended December 31, 2019, the Company recognized a net income tax expense of $800,000. During the six months ended December 31, 2019, the Company increased its reserve for uncertain income tax positions by $45,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2019, the Company had accrued interest totaling $0 as well as $171,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims R&D tax credits on eligible development R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2019, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2016 and thereafter.

In January 2020, the Company received a letter from the IRS (“IRS”) notifying it that the IRS would be examining the Company’s income tax return for fiscal year ended June 30, 2017. Management believes that its provision for income taxes for this period is adequate. However, the outcome cannot be predicted with certainty.

In July 2019, the Company received a Form 4549-A, Income Tax Examination Changes (“IRS Notice”) from the IRS proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation under Internal Revenue Code (“IRC”) Section 956 arising from the intercompany balances on the books of the Company. The incremental tax liability associated with the income adjustment proposed in the IRS Notice would be approximately $1.8 million, excluding any interest and penalties. The Company filed a protest with the IRS in August 2019. The Company believes that the position of the IRS with regard to this matter is inconsistent with the provisions of the IRC Section 956 and management believes that the Company will prevail, and that the tax originally paid in fiscal 2016 is correct, as such no additional reserve for this tax uncertainty has been recognized. However, there can be no assurance that this matter will ultimately be resolved in the Company's favor.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 7 - Long-Term Debt

As of December 31, 2019, long-term debt consisted of a revolving line of credit of $11,000,000 (“Agreement”), which expires in June 2021. There were no outstanding borrowings under the revolving line of credit at December 31, 2019 or June 30, 2019.

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

NOTE 8 - Stock Options

The Company follows ASC Topic 718, “Compensation-Stock Compensation”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  The Company recorded non-cash compensation expense relating to stock-based compensation of $308,000 and $147,000 for the three months ended December 31, 2019 and 2018, respectively ($.02 and $0.00 per basic and diluted share for each period, respectively) and $325,000 and $152,000 for the six months ended December 31, 2019 and 2018, respectively ($.02 and $0.00 per basic and diluted share for each period, respectively).

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2019, 100,500 stock options were outstanding, 48,400 stock options were exercisable and 764,900 stock options were available for grant under this plan.

The fair value of each option granted during the six months ended December 31 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018
Risk-free interest rates	1.80% - 2.10%	3.10%
Expected lives	10 years	10 years
Expected volatility	45% - 46%	52%
Expected dividend yields	0%	0%

The following table reflects activity under the 2012 Employee Plan for the six months ended December 31,:

	2019		2018
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	72,500	$11.01	57,200	$7.09
Granted	28,000	30.13	24,000	15.28
Exercised	--	--	(9,500)	5.97
Outstanding, end of period	100,500	$16.34	71,700	$9.98
Exercisable, end of period	48,400	$11.10	36,500	$7.84
Weighted average fair value at grant date of options granted	$16.57		$8.76
Total intrinsic value of options exercised	$--		$104,000
Total intrinsic value of options outstanding	$1,359,000		$417,000
Total intrinsic value of options exercisable	$895,000		$290,000

0 and 9,500 stock options were exercised during the six months ended December 31, 2019 and 2018, respectively. $0 and $24,000 of cash was received from option exercises during the six months ended December 31, 2019 and 2018, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 and $13,000, respectively.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at December 31, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37-$33.59	100,500	7.8	$16.34	48,400	$11.10
	100,500	7.8	$16.34	48,400	$11.10

As of December 31, 2019, there was $564,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 28,000 and 24,000 options were granted during the six months ended December 31, 2019 and 2018, respectively. 13,000 and 12,800 options vested during the three months ended December 31, 2019 and 2018, respectively. 14,600 and 800 options vested during the six months ended December 31, 2019 and 2018, respectively. The total fair value of the options vesting during the three months ended December 31, 2019 and 2018 under this plan was $133,000 and $26,000, respectively. The total fair value of the options vesting during the six months ended December 31, 2019 and 2018 under this plan was $150,000 and $39,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2019, 10,200 stock options were outstanding, 5,400 stock options were exercisable and no further stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the six months ended December 31,:

	2019		2018
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	10,200	$7.99	27,800	$6.85
Exercised	--	--	11,000	5.36
Outstanding, end of period	10,200	$7.99	16,800	$7.83
Exercisable, end of period	5,400	$7.35	7,800	$6.83
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		$120,000
Total intrinsic value of options outstanding	$218,000		$133,000
Total intrinsic value of options exercisable	$119,000		$70,000

0 and 11,000 stock options were exercised during the six months ended December 31, 2019 and 2018, respectively. No cash was received from option exercises during either of the six months ended December 31, 2019 or 2018 and the actual tax benefit realized for the tax deductions from option exercises was $0 and $28,000, respectively.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at December 31, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $8.70	10,200	7.3	$7.99	5,400	$7.35
	10,200	7.3	$7.99	5,400	$7.35

As of December 31, 2019, there was $23,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during either of the six months ended December 31, 2019 or 2018. 2,400 and 5,000 options vested during the three and six months ended December 31, 2019 and 2018, respectively. The total fair value of the options vesting during the three and six months ended December 31, 2019 and 2018 under this plan was $13,000 and $22,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2019, 31,200 stock options were outstanding, 6,400 stock options were exercisable and 14,000 stock options were available for grant under this plan.

The fair value of each option granted during the six months ended December 31 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018
Risk-free interest rates	1.80%	2.9%
Expected lives	10 years	10 years
Expected volatility	45%	50%
Expected dividend yields	0%	0%

The following table reflects activity under the 2018 Non-Employee Plan for the six months ended December 31,:

	2019		2018
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	15,200	$16.20	--	$--
Granted	16,000	30.54	20,000	16.20
Outstanding, end of period	31,200	$23.55	20,000	$16.20
Exercisable, end of period	8,800	$21.41	4,000	$16.20
Weighted average fair value at grant date of options granted	$17.40		$10.24
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$200,000		$--
Total intrinsic value of options exercisable	$74,000		$--

No stock options were exercised during the six months ended December 31, 2019 or 2018. No cash was received from option exercises during either of the six months ended December 31, 2019, 2019 or 2018 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at December 31, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$16.20-$30.54	31,200	9.4	$23.55	8,800	$21.41
	31,200	9.4	$23.55	8,800	$21.41

As of December 31, 2019, there was $299,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 16,000 and 20,000 options were granted during the six months ended December 31, 2019 and 2018, respectively. 6,400 and 4,000 options vested during the three and six months ended December 31, 2019 and 2018, respectively. The total fair value of the options vested during the three and six months ended December 31, 2019 and 2018 under this plan was $88,000 and $41,000, respectively.

NOTE 9 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. On December 21, 2018, the Company’s board of directors authorized the repurchase of up to an additional 500,000 shares. As of December 31, 2019, there was an aggregate 434,725 shares that may yet be purchased under the two repurchase plans. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. The Company did not repurchase any of its outstanding common stock during the six months ended December 31, 2019. Shares repurchased under the two plans from inception through June 30, 2019 are included in the Company’s Treasury Stock as of December 31, 2019.

NOTE 10 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $34,000 and $31,000 for the three months ended December 31, 2019 and 2018, respectively, and $64,000 and $65,000 for the six months ended December 31, 2019 and 2018, respectively.

NOTE 11 - Commitments and Contingencies

Leases

Effective July 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Adoption of the new standard resulted in the recording of an operating ROU asset and lease liabilities of approximately $7.7 million. Given the length of the lease term, the right-of-use asset and corresponding liability assume a weighted discount rate as disclosed below. A change in the rate utilized could have a material effect on the amounts reported. Financial positions for reporting periods beginning on or after July 1, 2019 are presented under new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

Our lease obligation consists of a 99 year lease which commenced on April 26, 1993 with one of the Company’s foreign subsidiaries, expiring in 2092, for approximately four acres of land in the Dominican Republic at an annual cost of $288,000, on which the Company’s principal production facility is located.

Operating leases are included in operating lease right-of-use assets, accrued expenses and operating lease liabilities, non-current on our condensed consolidated balance sheets

For the three and six months ended December 31, 2019 cash payments against operating lease liabilities totaled $72,000 and $168,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	72 years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019 (in thousands):

Year Ending June 30,	Amount
2020	$143
2021	277
2022	268
2023	258
2024	256
Thereafter	6,211
Total	$7,406

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, undiscounted future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

Year Ending June 30,	Amount
2020	$315
2021	314
2022	311
2023	297
2024	288
Thereafter	19,536
Total	$21,061

Operating lease expense totaled approximately $79,000 and $84,000, for the three months ended December 31, 2019 and 2018, respectively. Operating lease expense totaled approximately $158,000 and $167,000, for the six months ended December 31, 2019 and 2018, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

Employment and Severance Agreements

As of December 31, 2019, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $806,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales expires in October 2022 and provides for an annual salary of $358,000 and provides for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or for any reason within three months of a change in control of the Company. The employment agreement with the SVP of Engineering expires in August 2022 and provides for an annual salary of $334,000 and provides for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or for any reason within three months of a change in control of the Company. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Registrant, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands)

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Sales to external customers(1):
Domestic	$25,236	$24,013	$51,055	$46,886
Foreign	593	816	1,059	1,319

Total Net Sales	$25,829	$24,829	$52,114	$48,205

Identifiable assets:	December 31, 2019	June 30, 2019
United States	$62,918	$59,683
Dominican Republic (2)	38,442	26,225
Total Identifiable Assets	$101,360	$85,908

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (December 31, 2019 = $27,198, June 30, 2019 = $22,549) and long-lived assets (December 31, 2019 = $11,000, June 30, 2019 = $3,443) located at the Company's principal manufacturing facility in the Dominican Republic.

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

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 2% of our revenues for each of the three and six months ended December 31, 2019 and 3% of our revenues for each of the three and six months ended December 31, 2018.

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

Results of Operations

	Three months ended December 31, (dollars in thousands)			Six months ended December 31, (dollars in thousands)
	2019	2018	% Increase/ (decrease)	2019	2018	% Increase/ (decrease)
Net sales	$25,829	$24,829	4.0%	$52,114	$48,205	8.1%
Gross profit	12,127	10,671	13.6%	23,645	20,230	16.9%
Gross profit as a % of net sales	47.0%	43.0%	9.3%	45.4%	42.0%	8.1%
Research and development	1,823	1,762	3.5%	3,572	3,507	1.9%
Selling, general and administrative	6,310	5,615	12.4%	12,470	11,670	6.9%
Selling, general and administrative as a percentage of net sales	24.4%	22.6%	8.0%	23.9%	24.2%	(1.2)%
Operating income	3,994	3,294	21.3%	7,603	5,053	50.5%
Interest (income) expense, net	(9)	6	(250.0)%	(2)	13	(115.4)%
Provision for income taxes	431	419	2.9%	800	667	19.9%
Net income	3,572	2,869	24.5%	6,805	4,373	55.6%

Sales for the three months ended December 31, 2019 increased by $1,000,000 to $25,829,000 as compared to $24,829,000 for the same period a year ago. Sales for the six months ended December 31, 2019 increased by $3,909,000 to $52,114,000 as compared to $48,205,000 for the same period a year ago. The increase in sales for the three months ended December 31, 2019 was due primarily to increased communication service revenues ($1,640,000) and sales of intrusion and access products ($49,000) as partially offset by a decrease in sales of door-locking products ($689,000). The increase in sales for the six months ended December 31, 2019 was due primarily to increased communication service revenues ($3,218,000) and sales of intrusion and access products ($971,000) as partially offset by a decrease in sales of door-locking products ($280,000).

Gross profit for the three months ended December 31, 2019 increased to $12,127,000 or 47.0% of sales as compared to $10,671,000 or 43.0% of sales for the same period a year ago. Gross profit for the six months ended December 31, 2019 increased to $23,645,000 or 45.4% of sales as compared to $20,230,000 or 42.0% of sales for the same period a year ago. The increase in gross profit and gross profit as a percentage of sales for the three and six months was primarily due to the increase in service revenues as described above.

Research and development expenses for the three months ended December 31, 2019 remained relatively constant at $1,823,000 as compared to $1,762,000 for the same period a year ago. Research and development expenses for the six months ended December 31, 2019 remained relatively constant at $3,572,000 as compared to $3,507,000 for the same period a year ago.

Selling, general and administrative expenses for the three months ended December 31, 2019 increased by $695,000 to $6,310,000 as compared to $5,615,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 24.4% for the three months ended December 31, 2019 as compared to 22.6% for the same period a year ago. Selling, general and administrative expenses for the six months ended December 31, 2019 increased by $800,000 to $12,470,000 as compared to $11,670,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 23.9% for the six months ended December 31, 2019 as compared to 24.2% for the same period a year ago. The increases for the three and six months were primarily due to increased media advertising, additional sales staff and salary increases, and increased stock option expense resulting from the significant increase in the Company’s common stock price which is used in the valuation of the options granted during the three months ended December 31, 2019. The increase as a percentage of sales for the three months were primarily due to selling, general and administrative expenses, as described above, increasing at a proportionately higher rate than net sales as compared to the same period a year ago. The decrease as a percentage of sales for the six months were primarily due to net sales increasing at a proportionately higher rate than these expenses during the Company’s first quarter of fiscal 2020 as compared to the same period a year ago .

Interest expense, net for the three months ended December 31, 2019 decreased to interest income of $9,000 as compared to $6,000 for the same period a year ago. Interest expense, net for the six months ended December 31, 2019 decreased to interest income of $2,000 as compared to $13,000 for the same period a year ago.

The Company’s provision for income taxes for the three months ended September 30, 2019 increased by $12,000 to $431,000 as compared to $419,000 for the same period a year ago. The Company’s provision for income taxes for the six months ended December 31, 2019 increased by $133,000 to $800,000 as compared to $667,000 for the same period a year ago. The increase in the provision for income taxes for the three months was caused primarily by an increase in Income before Provision for Income Taxes. As a result, the Company’s effective rate for income tax was 11% and 13% for the three months ended December 31, 2019 and 2018, respectively and 11% and 13% for the six months ended December 31, 2019 and 2018, respectively.

Net income for the three months ended December 31, 2019 increased by $703,000 to $3,572,000 or $0.19 per diluted share as compared to $2,869,000 or $0.15 per diluted share for the same period a year ago. Net income for the six months ended December 31, 2019 increased by $2,433,000 to $6,805,000 or $0.37 per diluted share as compared to $4,373,000 or $0.23 per diluted share for the same period a year ago. The change in net income for the three and six months ended December 31, 2019 was primarily due to the items described above.

Liquidity and Capital Resources

During the six months ended December 31, 2019 the Company utilized a portion of its cash generated from operations ($1,063,000 of $4,813,000) to purchase property, plant and equipment ($1,063,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at December 31, 2019 decreased by $2,872,000 as compared to June 30, 2019. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2019, which is typically the Company’s highest, as compared to the quarter ended December 31, 2019.

Inventories at December 31, 2019 increased by $7,068,000 as compared to June 30, 2019. This increase is primarily the result of the Company increasing inventory of certain new devices relating to its recurring communication service revenues as well as the Company’s level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter.

Accounts payable and accrued expenses other than accrued income taxes increased by $1,133,000 as of December 31, 2019 as compared to June 30, 2019. This increase was due primarily to increased purchases of inventory as discussed above.

As of December 31, 2019, the Company maintained a revolving credit facility of $11,000,000 which expires in June 2021. As of December 31, 2019, the Company had no outstanding borrowings and $11,000,000 in availability under this facility. The Company’s long-term debt is described more fully in Note 7 to the condensed consolidated financial statements. The facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of December 31, 2019 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

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

At the conclusion of the period ended December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2019.

During the six months ended December 31, 2019, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.      Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2019 during the six months ended December 31, 2019.

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

February 3, 2020

NAPCO SECURITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ RICHARD L. SOLOWAY
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)