Form 10-Q
period 2020-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2020-05-07
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer  ☐      Accelerated filer  ☒     Non-accelerated filer  ☐     Smaller reporting company ☒        Emerging growth company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of: May 5, 2020

COMMON STOCK, $.01 PAR VALUE PER SHARE   18,345,977

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	June 30, 2019
CURRENT ASSETS	(in thousands, except share data)
Cash and cash equivalents	$11,040	$8,028
Accounts receivable, net of allowance for doubtful accounts of $326 and $88 at March 31, 2020 and June 30, 2019, respectively, and other reserves	23,346	25,970
Inventories	34,615	29,576
Prepaid expenses and other current assets	1,920	1,881
Total Current Assets	70,921	65,455
Inventories - non-current	8,022	5,262
Property, plant and equipment, net	8,105	7,694
Intangible assets, net	7,034	7,232
Operating lease asset (See Note 11)	7,401	-
Other assets	257	265
TOTAL ASSETS	$101,740	$85,908

CURRENT LIABILITIES
Accounts payable	$5,348	$5,135
Accrued expenses	5,849	6,273
Accrued salaries and wages	2,212	2,416
Accrued income taxes	462	548
Total Current Liabilities	13,871	14,372
Deferred income taxes	649	72
Accrued income taxes	292	292
Long term operating lease liabilities (See Note 11)	7,118	-
Total Liabilities	21,930	14,736
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,239,692 and 21,227,094 shares issued; and 18,353,079 and 18,477,784 shares outstanding, respectively	212	212
Additional paid-in capital	17,671	17,103
Retained earnings	81,344	70,924
Less: Treasury Stock, at cost (2,886,613 and 2,749,310 shares)	(19,417)	(17,067)
TOTAL STOCKHOLDERS' EQUITY	79,810	71,172
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,740	$85,908

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended March 31,
	2020	2019
Net sales:	(in thousands, except for share and per share data)
Equipment revenues	$20,007	$20,597
Service revenues	6,232	4,546
	26,239	25,143
Cost of sales:
Equipment related expenses	13,285	13,471
Service related expenses	998	943
	14,283	14,414

Gross Profit	11,956	10,729
Research and development	1,815	1,851
Selling, general, and administrative expenses	6,096	5,231
	7,911	7,082
Operating Income	4,045	3,647
Other expense:
Interest expense, net	5	5
Income before Provision for Income Taxes	4,040	3,642
Provision for Income Taxes	425	520
Net Income	$3,615	$3,122

Income per share:
Basic	0.20	0.17
Diluted	0.20	0.17

Weighted average number of shares outstanding:
Basic	18,472,000	18,489,000
Diluted	18,516,000	18,533,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine Months ended March 31,
	2020	2019
Net sales:	(in thousands, except for share and per share data)
Equipment revenues	$60,973	$60,872
Service revenues	17,380	12,476
	78,353	73,348
Cost of sales:
Equipment related expenses	39,525	39,681
Service related expenses	3,227	2,708
	42,752	42,389

Gross Profit	35,601	30,959
Research and development	5,387	5,358
Selling, general, and administrative expenses	18,566	16,901
	23,953	22,259
Operating Income	11,648	8,700
Other expense:
Interest expense, net	3	18
Income before Provision for Income Taxes	11,645	8,682
Provision for Income Taxes	1,225	1,187
Net Income	$10,420	$7,495

Income per share:
Basic	$0.56	$0.40
Diluted	$0.56	$0.40

Weighted average number of shares outstanding:
Basic	18,476,000	18,607,000
Diluted	18,530,000	18,654,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Nine months ended March 31, 2020 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
Balances at June 30, 2019	21,227,094	$212	$17,103	(2,749,310)	$(17,067)	$70,924	$71,172
Net income	-	-	-	-	-	3,233	3,233
Stock-based compensation expense	-	-	17	-	-	-	17
Balances at September 30, 2019	21,227,094	$212	$17,120	(2,749,310)	$(17,067)	$74,157	$74,422
Net income	-	-	-	-	-	3,572	3,572
Stock-based compensation expense	-	-	308	-	-	-	308
Balances at December 31, 2019	21,227,094	$212	$17,428	(2,749,310)	$(17,067)	$77,729	$78,302
Net income	-	-	-	-	-	3,615	3,615
Stock Options exercised	12,598	-	71	-	-	-	71
Stock-based compensation expense	-	-	172	-	-	-	172
Repurchase of Treasury Shares	-	-	-	137,303	(2,350)	-	(2,350)
Balances at March 31, 2020	21,239,692	$212	$17,671	2,886,613	$(19,417)	$81,344	$79,810

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (unaudited)

	Nine months ended March 31, 2019 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
Balances at June 30, 2018	21,204,327	$212	$16,890	(2,475,245)	$(13,069)	$59,420	$63,453
Net income	-	-	-	-	-	1,504	1,504
Implementation of ASC606 (see Note 2)	-	-	-	-	-	(719)	(719)
Repurchase of Treasury Shares	-	-	-	(39,163)	(549)	-	(549)
Stock Options Exercised	2,500	-	15	-	-	-	15
Stock-based compensation expense	-	-	5	-	-	-	5
Balances at September 30, 2018	21,206,827	$212	$16,910	(2,514,408)	$(13,618)	$60,205	$63,709
Net income	-	-	-	-	-	2,869	2,869
Repurchase of Treasury Shares	-	-	-	(147,230)	(2,089)	-	(2,089)
Stock Options Exercised	12,515	-	9	-	-	-	9
Stock-based compensation expense	-	-	147	-	-	-	147
Balances at December 31, 2018	21,219,342	$212	$17,066	(2,661,638)	$(15,707)	$63,074	$64,645
Net income	-	-	-	-	-	3,122	3,122
Repurchase of Treasury Shares	-	-	-	(87,672)	(1,360)	-	(1,360)
Stock-based compensation expense	4,847	-	-	-	-	-	-
Balances at March 31, 2019	21,224,189	$212	$17,066	(2,749,310)	$(17,067)	$66,196	$66,407

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months ended March 31,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,420	$7,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,118	1,032
Provision for doubtful accounts	238	3
Deferred income taxes	577	673
Stock based compensation expense	497	152
Changes in operating assets and liabilities:
Accounts receivable	2,386	2,131
Inventories	(7,799)	(5,999)
Prepaid expenses and other current assets	(39)	307
Other assets	-	(11)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(784)	(20)
Net Cash Provided by Operating Activities	6,614	5,763
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,325)	(1,598)
Net Cash Used in Investing Activities	(1,323)	(1,598)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	71	24
Cash paid for purchase of treasury stock	(2,350)	(3,998)
Net Cash Used in Financing Activities	(2,279)	(3,974)
Net Change in Cash and Cash Equivalents	3,012	191
CASH AND CASH EQUIVALENTS - Beginning	8,028	5,308
CASH AND CASH EQUIVALENTS - Ending	$11,040	$5,499
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$24	$18
Income taxes paid	$735	$258
Surrender of Common Shares	-	8

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MARCH 31, 2020

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of March 31, 2020 and June 30, 2019 due to their short-term maturities.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at March 31, 2020 and June 30, 2019. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”) and other international agencies as of March 31, 2020 and June 30, 2019. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the allowances for doubtful accounts of $326,000 as of March 31, 2020 and $88,000 at June 30, 2019. Our allowances for doubtful accounts are subjective critical estimates that have a direct impact on reported net income. These allowances are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	March 31, 2020			June 30, 2019
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Customer relationships	$9,800	$(8,666)	$1,134	$9,800	$(8,468)	$1,332
Trade name	5,900	-	5,900	5,900	-	5,900
	$15,700	$(8,666)	$7,034	$15,700	$(8,468)	$7,232

Amortization expense for intangible assets subject to amortization was approximately $66,000 and $78,000 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for intangible assets subject to amortization was approximately $198,000 and $235,000 for the nine months ended March 31, 2020 and 2019, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2020 -$264,000; 2021 - $223,000; 2022 - $188,000; 2023 - $159,000 and 2024 - $134,000. The remaining weighted average amortization period for intangible assets was 8.4 years and 9.4 years at March 31, 2020 and 2019, respectively.

During the nine months ended March 31, 2020, the Company experienced a decline in revenues related to the Trade Name intangible asset compared to the nine months ended March 31, 2019. Management considered whether the decline in revenues and loss from continuing operations related to this intangible asset during the three and nine months ended March 31, 2020 constituted a triggering event requiring the assessment of the Trade Name for impairment. It was determined that such decline in revenues did constitute a triggering event. Management performed a preliminary impairment analysis, developing a fair value of the Trade Name as of March 31, 2020, utilizing estimates and assumptions related to future revenue growth, discount rates, and royalty rates and determined that no impairment was necessary to be recorded.

Based on the Company’s seasonal sales cycle, management believes that it is too early to assess if the unfavorable conditions are short-term in nature that will be recovered in the future. The fourth quarter of the fiscal year is typically the Company’s strongest quarter for revenue and gross margin generated from the Trade Name. As a result, management will continue to evaluate its forward projections, on-going operations and growth initiatives in light of the current economic conditions, which re-evaluation is scheduled to be completed in the fourth quarter in connection with the annual impairment test.  The continuing adverse economic conditions in the U.S. may reduce revenues and gross margins associated with the Company’s intangible assets and result in a reduction of future expected cash flows. If declines occur, they would likely affect the discount and royalty rates used in the annual impairment analysis of the Trade Name. If any impairment is identified, the related adjustment to identifiable intangible assets will be recorded against the operations of the period in which such identification is made and may be material.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended March 31, 2020 and 2019 was $307,000 and $190,000, respectively. Advertising expense for the nine months ended March 31, 2020 and 2019 was $1,448,000 and $1,278,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored research and development expense for the three months ended March 31, 2020 and 2019 was $1,816,000 and $1,851,000, respectively. Company-sponsored research and development expense for the nine months ended March 31, 2020 and 2019 was $5,387,000 and $5,358,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2020	2019	2020	2019	2020	2019
Basic EPS	$3,615	$3,122	18,472	18,489	$0.20	$0.17
Effect of Dilutive Securities:
Stock Options	-	-	44	44	-	-
Diluted EPS	$3,615	$3,122	18,516	18,533	$0.20	$0.17

Options to purchase 44,000 and 0 shares of common stock were excluded for the three months ended March 31, 2020 and 2019, respectively were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

The following provides a reconciliation of information used in calculating the per share amounts for the nine months ended March 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2020	2019	2020	2019	2020	2019
Basic EPS	$10,420	$7,495	18,476	18,607	$0.56	$0.40
Effect of Dilutive Securities:
Stock Options	-	-	54	47	-	-
Diluted EPS	$10,420	$7,495	18,530	18,654	$0.56	$0.40

Options to purchase 27,000 and 3,942 shares of common stock were excluded for the nine months ended March 31, 2020 and 2019, respectively were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $172,000 and $0 were recognized for the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation costs of $497,000 and $152,000 were recognized for the nine months ended March 31, 2020 and 2019, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S Dollar. All foreign operations are considered a direct and integral part or extension of the Company's operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S Dollar. Therefore, no realized or unrealized gains and losses associated with foreign currency translation are recorded for the nine months ended March 31, 2020 or 2019.

Comprehensive Income

For the nine months ended March 31, 2020 and 2019, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($135,000 and $109,000 in the three months ended March 31, 2020 and 2019, respectively and $355,000 and $313,000 in the nine months ended March 31, 2020 and 2019, respectively) and classifies the costs associated with these revenues in cost of sales ($300,000 and $280,000 in the three months ended March 31, 2020 and 2019, respectively and $831,000 and $827,000 in the nine months ended March 31, 2020 and 2019, respectively).

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

The Company recorded a net decrease to opening retained earnings of approximately $719,000 (net of tax benefit of $191,000) as of July 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in the recognition and measurement of certain types of variable consideration, which resulted in the increase in sales allowance reserves (i.e. refund liabilities) by a net of $1,627,000 and increased other assets (i.e. return related assets) by approximately $716,000. As of March 31, 2020, the Company included return-related assets of approximately $890,000 in other current assets.

Also, due to the adoption of the new standard, the Company classified certain reserves in respect of refund liabilities that were previously presented as a reduction from receivables, to current liabilities amounting to approximately $3,714,000 as of March 31, 2020. Further, amounts related to promotion payments to customers are now classified as a reduction of sales.

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

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 9% and 8% for the three months ended March 31, 2020 and 2019, respectively. As a percentage of gross sales, sales returns, rebates and allowances were 9% and 7% for the nine months ended March 31, 2020 and 2019, respectively.

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

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Major Product Lines:
Intrusion and access alarm products	$8,409	$8,113	$24,163	$22,928
Door locking devices	11,598	12,484	36,810	37,944
Services	6,232	4,546	17,380	12,476
Total Revenues	$26,239	$25,143	$78,353	$73,348

NOTE 3 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 24% and 19% of the Company’s accounts receivable at March 31, 2020 and June 30, 2019, respectively. Sales to this customer comprised 12% and 14% of net sales in the three months ended March 31, 2020 and 2019, respectively. Sales to this customer comprised 11% and 12% of net sales in the nine months ended March 31, 2020 and 2019, respectively. The Company had another customer with an accounts receivable balance that comprised 13% of the Company’s accounts receivable balance at March 31, 2020. The customer’s accounts receivable balance did not exceed 10% at June 30, 2019. Sales to this customer comprised 12% of net sales during the three months ended March 31, 2020. Sales to this customer did not exceed 10% of net sales in either the three months ended March 31, 2019 or the nine months ended March 31, 2020 and 2019.

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

Inventories, net of reserves consist of the following (in thousands):

	March 31, 2020	June 30, 2019
Component parts	$26,366	$21,543
Work-in-process	6,581	5,377
Finished products	9,690	7,918
	$42,637	$34,838

Classification of inventories, net of reserves (in thousands):
Current	$34,615	$29,576
Non-current	8,022	5,262
	$42,637	$34,838

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2020	June 30, 2019	Useful Life in Years

Land	$904	$904	-
Buildings	8,911	8,911	30 to 40
Molds and dies	7,337	7,333	3 to 5
Furniture and fixtures	2,789	2,691	5 to 10
Machinery and equipment	24,588	23,915	7 to 10
Leasehold improvements	2,173	1,625	Shorter of the lease term or life of asset
	46,702	45,379
Less: accumulated depreciation and amortization	(38,597)	(37,685)
	$8,105	$7,694

Depreciation and amortization expense on property, plant, and equipment was approximately $306,000 and $281,000 for the three months ended March 31, 2020 and 2019, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $912,000 and $787,000 for the nine months ended March 31, 2020 and 2019, respectively.

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

For the nine months ended March 31, 2020, the Company recognized a net income tax expense of $1,225,000. During the nine months ended March 31, 2020, the Company increased its reserve for uncertain income tax positions by $45,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of March 31, 2020, the Company had accrued interest totaling $0 as well as $171,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims R&D tax credits on eligible development R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2020, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2016 and thereafter.

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

NOTE 7 - Long-Term Debt

As of March 31, 2020, the Company’s primary source of outside financing consisted of a revolving line of credit of $11,000,000 (“Agreement”), which expires in June 2021. There were no outstanding borrowings under the revolving line of credit at March 31, 2020 or June 30, 2019.

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

NOTE 8 - Stock Options

The Company follows ASC Topic 718, “Compensation-Stock Compensation”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  The Company recorded non-cash compensation expense relating to stock-based compensation of $172,000 and $0 for the three months ended March 31, 2020 and 2019, respectively ($0.02 and $0.00 per basic and diluted share for each period, respectively) and $497,000 and $152,000 for the nine months ended March 31, 2020 and 2019, respectively ($0.04 and $0.01 per basic and diluted share for each period, respectively).

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2020, 99,400 stock options were outstanding, 36,900 stock options were exercisable and 751,900 stock options were available for grant under this plan.

The fair value of each option granted during the nine months ended March 31 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019
Risk-free interest rates	1.30% - 2.10%	3.10%
Expected lives	10 years	10 years
Expected volatility	44% - 46%	52%
Expected dividend yields	0%	0%

The following table reflects activity under the 2012 Employee Plan for the nine months ended March 31,:

	2020		2019
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	72,500	$11.01	57,200	$7.09
Granted	41,000	27.76	24,000	15.28
Exercised	(14,100)	7.57	(13,200)	6.43
Outstanding, end of period	99,400	$18.41	68,000	$10.11
Exercisable, end of period	36,900	$13.27	33,000	$7.84
Weighted average fair value at grant date of options granted	$15.28		$8.76
Total intrinsic value of options exercised	$255,000		$150,000
Total intrinsic value of options outstanding	$241,000		$723,000
Total intrinsic value of options exercisable	$172,000		$430,000

14,100 and 3,700 stock options were exercised during the three months ended March 31, 2020 and 2019, respectively. $71,000 and $3,000 of cash was received from option exercises during the three months ended March 31, 2020 and 2019, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $8,000 and $3,000, respectively. 14,100 and 13,200 stock options were exercised during the nine months ended March 31, 2020 and 2019, respectively. $71,000 and $27,000 of cash was received from option exercises during the nine months ended March 31, 2020 and 2019, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $8,000 and $7,000, respectively.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at March 31, 2020:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37-$33.59	99,400	8.2	$18.41	36,900	$13.27
	99,400	8.2	$18.41	36,900	$13.27

As of March 31, 2020, there was $646,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 41,000 and 24,000 options were granted during the nine months ended March 31, 2020 and 2019, respectively. 17,200 and 15,600 options vested during the nine months ended March 31, 2020 and 2019, respectively.

13,000 and 0 options were granted during the three months ended March 31, 2020 and 2019, respectively. 2,600 and 0 options vested during the three months ended March 31, 2020 and 2019, respectively. The total fair value of the options vesting during the three months ended March 31, 2020 and 2019 under this plan was $33,000 and $0, respectively. The total fair value of the options vesting during the nine months ended March 31, 2020 and 2019 under this plan was $183,000 and $86,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2020, 12,000 stock options were outstanding, 5,760 stock options were exercisable and no further stock options were available for grant under this plan.

The fair value of each option granted during the nine months ended March 31 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2020
Risk-free interest rates	1.60%
Expected lives	10 years
Expected volatility	44%
Expected dividend yields	0%

The following table reflects activity under the 2012 Non-Employee Plan for the nine months ended March 31,:

	2020		2019
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	10,200	$7.99	27,800	$6.85
Granted	1,800	23.35	-	-
Exercised	-	-	(14,600)	5.68
Outstanding, end of period	12,000	$10.29	13,200	$8.15
Exercisable, end of period	5,760	$8.35	4,200	$6.97
Weighted average fair value at grant date of options granted	$12.94		n/a
Total intrinsic value of options exercised	n/a		$167,000
Total intrinsic value of options outstanding	$73,000		$166,000
Total intrinsic value of options exercisable	$42,000		$58,000

0 and 3,600 stock options were exercised during the three months ended March 31, 2020 and 2019, respectively. No cash was received from option exercises during either of the three months ended March 31, 2020 or 2019 and the actual tax benefit realized for the tax deductions from option exercises was $0 and $10,000, respectively. 0 and 14,600 stock options were exercised during the nine months ended March 31, 2020 and 2019, respectively. No cash was received from option exercises during either of the nine months ended March 31, 2020 or 2019 and the actual tax benefit realized for the tax deductions from option exercises was $0 and $35,000, respectively.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at March 31, 2020:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $23.35	12,000	7.5	$10.29	5,760	$8.35
	12,000	7.5	$10.29	5,760	$8.35

As of March 31, 2020, there was $52,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 1,800 and 0 options were granted during the three months ended March 31, 2020 and 2019, respectively. 360 and 0 options vested during the three months ended March 31, 2020 and 2019, respectively. 1,800 and 0 options were granted during the nine months ended March 31, 2020 and 2019, respectively. 2,760 and 5,000 options vested during the nine months ended March 31, 2020 and 2019, respectively. The total fair value of the options vesting during the three months ended March 31, 2020 and 2019 under this plan was $3,000 and $0, respectively. The total fair value of the options vesting during the nine months ended March 31, 2020 and 2019 under this plan was $18,000 and $22,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2020, 48,400 stock options were outstanding, 12,240 stock options were exercisable and 0 stock options were available for grant under this plan.

The fair value of each option granted during the nine months ended March 31 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019
Risk-free interest rates	1.60% - 1.80%	2.9%
Expected lives	10 years	10 years
Expected volatility	44% - 45%	50%
Expected dividend yields	0%	0%

The following table reflects activity under the 2018 Non-Employee Plan for the nine months ended March 31,:

	2020		2019
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	15,200	$16.20	-	$-
Granted	33,200	26.82	20,000	16.20
Outstanding, end of period	48,400	$23.48	20,000	$16.20
Exercisable, end of period	12,240	$21.96	4,000	$16.20
Weighted average fair value at grant date of options granted	$15.09		$10.24
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$0		$91,000
Total intrinsic value of options exercisable	$0		$18,000

No stock options were exercised during the nine months ended March 31, 2020 and 2019. No cash was received from option exercises during either of the nine months ended March 31, 2020 or 2019 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at March 31, 2020:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$16.20-$30.54	48,400	9.4	$23.48	12,240	$21.96
	48,400	9.4	$23.48	12,240	$21.96

As of March 31, 2020, there was $444,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 17,200 and 0 options were granted during the three months ended March 31, 2020 and 2019, respectively. 3,440 and 0 options vested during the three months ended March 31, 2020 and 2019, respectively. 33,200 and 20,000 options were granted during the nine months ended March 31, 2020 and 2019, respectively. 2,400 and 4,000 options vested during the nine months ended March 31, 2020 and 2019, respectively. The total fair value of the options vesting during the three months ended March 31, 2020 and 2019 under this plan was $45,000 and $0, respectively. The total fair value of the options vesting during the nine months ended March 31, 2020 and 2019 under this plan was $133,000 and $41,000, respectively.

NOTE 9 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock outstanding. On December 21, 2018, the Company’s board of directors authorized the repurchase of up to an additional 500,000 shares. As of March 31, 2020, there was an aggregate 297,422 shares that may yet be purchased under the two repurchase plans. The repurchase will be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. The Company repurchased 137,303 shares of its common stock during the nine months ended March 31, 2020 at a weighted average price of $17.12. Shares repurchased under the two plans from inception through March 31, 2020 are included in the Company’s Treasury Stock as of March 31, 2020.

NOTE 10 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $33,000 and $34,000 for the three months ended March 31, 2020 and 2019, respectively, and $98,000 and $99,000 for the nine months ended March 31, 2020 and 2019, respectively.

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

For the three and nine months ended March 31, 2020 cash payments against operating lease liabilities totaled $72,000 and $240,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	72 years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2020 (in thousands):

Year Ending June 30,	Amount
2020	$72
2021	280
2022	270
2023	261
2024	251
Thereafter	6,267
Total	$7,401

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, undiscounted future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

Year Ending June 30,	Amount
2020	$315
2021	314
2022	311
2023	297
2024	288
Thereafter	19,536
Total	$21,061

Operating lease expense totaled approximately $79,000 and $84,000, for the three months ended March 31, 2020 and 2019, respectively. Operating lease expense totaled approximately $237,000 and $250,000, for the nine months ended March 31, 2020 and 2019, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

Employment and Severance Agreements

As of March 31, 2020, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Sales and Marketing (“the SVP of Sales”) and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $806,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Sales was terminated by mutual agreement and replaced with a Consulting Agreement that does not provide for severance. The employment agreement with the SVP of Engineering expires in August 2022 and provides for an annual salary of $334,000 and provides for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or for any reason within three months of a change in control of the Company. The severance agreement with the Senior Vice President of Operations and Finance and provides for severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions if termination occurs by the Company without cause or for any reason within three months of a change in corporate control of the Registrant.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Sales to external customers(1):
Domestic	$25,662	$24,763	$76,717	$71,649
Foreign	577	380	1,636	1,699
Total Net Sales	$26,239	$25,143	$78,353	$73,348

Identifiable assets:	March 31, 2020	June 30, 2019
United States	$63,128	$59,683
Dominican Republic (2)	38,612	26,225
Total Identifiable Assets	$101,740	$85,908

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (March 31, 2020 = $27,494, June 30, 2019 = $22,549) and long-lived assets (March 31, 2020 = $3,489, June 30, 2019 = $3,443) located at the Company's principal manufacturing facility in the Dominican Republic.

Note 13 – COVID-19 and Current Economic Conditions and Subsequent Event

On March 11, 2020, the World Health Organization announced that the COVID-19 outbreak was deemed a pandemic, and on March 13, 2020, the President of the United States declared the ongoing COVID-19 pandemic of sufficient magnitude to warrant an emergency declaration. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and when state and local economies will return to operational norms, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. In particular, certain of our customers are in or have exposure areas that have reduced or suspended operations, or are located in areas that have been subject to stay-at-home orders. A prolonged stay-at-home order, or any other continued decrease in economic activity as a result of COVID-19, would have a negative adverse impact on our customers and their financial condition, which could impact their ability to meet their financial obligations and could result in elevated levels of delinquencies and bad debt losses. In addition, we rely upon our third-party vendors to provide parts and materials for us to produce our products. If any of these vendors are unable to continue to provide us with these parts and materials, it could negatively impact our ability to serve our customers. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas.

In April 2020, the Company received $1,054,000 in loan proceeds pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration. The loan will bear interest at 1% per annum, mature in April 2022 and contains no collateral or guarantee requirements. Subject to certain eligibility and certification requirements under the PPP, some or all of the loan amount may be forgiven; however, the amount and timing of any forgiveness is uncertain.

It is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a prolonged worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Overview

The Company is a diversified manufacturer of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. International sales accounted for approximately 2% of our revenues for each of the three and nine months ended March 31, 2020 and 2% of our revenues for each of the three and nine months ended March 31, 2019.

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

Results of Operations

	Three months ended March 31, (dollars in thousands)			Nine months ended March 31, (dollars in thousands)
	2020	2019	% Increase/ (decrease)	2020	2019	% Increase/ (decrease)
Net sales	$26,239	$25,143	4.4%	$78,353	$73,348	6.8%
Gross profit	11,956	10,729	11.4%	35,601	30,959	15.0%
Gross profit as a % of net sales	45.6%	42.7%	6.8%	45.4%	42.2%	7.6%
Research and development	1,815	1,851	(1.9)%	5,387	5,358	0.5%
Selling, general and administrative	6,096	5,231	16.5%	18,566	16,901	9.9%
Selling, general and administrative as a percentage of net sales	23.2%	20.8%	11.5%	23.7%	23.0%	3.0%
Operating income	4,045	3,647	10.9%	11,648	8,700	33.9%
Interest (income) expense, net	5	5	0.0%	3	18	(83.3)%
Provision for income taxes	425	520	(18.3)%	1,225	1,187	3.2%
Net income	3,615	3,122	15.8%	10,420	7,495	39.0%

Sales for the three months ended March 31, 2020 increased by $1,096,000 to $26,239,000 as compared to $25,143,000 for the same period a year ago. Sales for the nine months ended March 31, 2020 increased by $5,005,000 to $78,353,000 as compared to $73,348,000 for the same period a year ago. The increase in sales for the three months ended March 31, 2020 was due primarily to increased communication service revenues ($1,686,000) and sales of intrusion and access products ($264,000) as partially offset by a decrease in sales of door-locking products ($854,000). The increase in sales for the nine months ended March 31, 2020 was due primarily to increased communication service revenues ($4,904,000) and sales of intrusion and access products ($1,235,000) as partially offset by a decrease in sales of door-locking products ($1,134,000).

Gross profit for the three months ended March 31, 2020 increased to $11,956,000 or 45.6% of sales as compared to $10,729,000 or 42.7% of sales for the same period a year ago. Gross profit for the nine months ended March 31, 2020 increased to $35,601,000 or 45.4% of sales as compared to $30,959,000 or 42.2% of sales for the same period a year ago. The increase in gross profit and gross profit as a percentage of sales for the three and nine months was primarily due to the increase in service revenues as described above.

Research and development expenses for the three months ended March 31, 2020 remained relatively constant at $1,815,000 as compared to $1,851,000 for the same period a year ago. Research and development expenses for the nine months ended March 31, 2020 remained relatively constant at $5,387,000 as compared to $5,358,000 for the same period a year ago.

Selling, general and administrative expenses for the three months ended March 31, 2020 increased by $865,000 to $6,096,000 as compared to $5,231,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 23.2% for the three months ended March 31, 2020 as compared to 20.8% for the same period a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2020 increased by $1,665,000 to $18,566,000 as compared to $16,901,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 23.7% for the nine months ended March 31, 2020 as compared to 23.0% for the same period a year ago. The increases for the three and nine months were primarily due to increased media advertising, additional sales staff and salary increases, an increase in the reserve for bad debts relating to the current COVID-19 impact on the U.S. economic conditions and increased stock option expense resulting from the significant increase in the Company’s common stock price which is used in the valuation of the options granted during the three and nine months ended March 31, 2020. The increase as a percentage of sales for the three and nine months was primarily due to selling, general and administrative expenses, as described above, increasing at a proportionately higher rate than net sales as compared to the same period a year ago.

Interest expense, net for the three and nine months ended March 31, 2020 remained relatively constant at $5,000 and $3,000, respectively, as compared to $5,000 and $18,000 for the same periods a year ago, respectively.

The Company’s provision for income taxes for the three months ended March 31, 2020 decreased by $95,000 to $425,000 as compared to $520,000 for the same period a year ago. The Company’s provision for income taxes for the nine months ended March 31, 2020 increased by $38,000 to $1,225,000 as compared to $1,187,000 for the same period a year ago. The decrease in the provision for income taxes for the three months was caused primarily by an increase in the proportion of foreign income to U.S. income in fiscal 2020 as partially offset by the increase in pre-tax income. The increase in the provision for income taxes for the nine months was caused primarily by the increase in pre-tax income as partially offset by an increase in the proportion of foreign income to U.S. income in fiscal 2020. As a result, the Company’s effective rate for income tax was 11% and 14% for the three months ended March 31, 2020 and 2019, respectively and 11% and 13% for the nine months ended March 31, 2020 and 2019, respectively.

Net income for the three months ended March 31, 2020 increased by $493,000 to $3,615,000 or $0.20 per diluted share as compared to $3,122,000 or $0.17 per diluted share for the same period a year ago. Net income for the nine months ended March 31, 2020 increased by $2,925,000 to $10,420,000 or $0.56 per diluted share as compared to $7,495,000 or $0.40 per diluted share for the same period a year ago. The change in net income for the three and nine months ended March 31, 2020 was primarily due to the items described above.

Liquidity and Capital Resources

During the nine months ended March 31, 2020 the Company utilized a portion of its cash generated from operations ($3,675,000 of $6,614,000) to purchase Treasury Stock ($2,350,000) and to purchase property, plant and equipment ($1,325,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at March 31, 2020 decreased by $2,624,000 as compared to June 30, 2019. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2019, which is typically the Company’s highest, as compared to the quarter ended March 31, 2020.

Inventories at March 31, 2020 increased by $7,799,000 as compared to June 30, 2019. This increase is primarily the result of the Company increasing inventory of certain new devices relating to its recurring communication service revenues as well as the Company’s level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter.

Accounts payable and accrued expenses other than accrued income taxes decreased by $409,000 as of March 31, 2020 as compared to June 30, 2019. This decrease was due primarily to delays in shipments from some of the Company’s suppliers in the Far East as partially offset by increased purchases of inventory as discussed above.

As of March 31, 2020, the Company maintained a revolving credit facility of $11,000,000 which expires in June 2021. As of March 31, 2020, the Company had no outstanding borrowings and $11,000,000 in availability under this facility. The Company’s long-term debt is described more fully in Note 7 to the condensed consolidated financial statements. The facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

As of March 31, 2020 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

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

At the conclusion of the period ended March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2020.

During the nine months ended March 31, 2020, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2019 during the six months ended December 31, 2019 except for the following:

The outbreak of Coronavirus Disease 2019 (“COVID-19”) is having an adverse impact on the U.S. economy, and could have an adverse impact on our results of operations and financial condition, including, but not limited to, a write down of our intangible assets, which could be material. Further, the spread of the outbreak could lead to a prolonged economic recession or other severe disruptions in the U.S. economy and may disrupt the security industry in which we operate and could potentially create widespread business continuity issues for us.

The spread of COVID-19 has had a significant economic impact in the market in which we operate. We expect this impact to worsen and last for an indeterminate period. While these developments have not adversely affected our business and results of operations as of March 31, 2020, we believe they could adversely impact our financial condition in the future, in amounts which cannot be determined and could be material. In particular, certain of our customers are in, or have exposure in, areas that have reduced or suspended operations, or are located in areas that have been subject to stay-at-home orders. A prolonged stay-at-home order, or any other continued decrease in economic activity as a result of COVID-19, would have a negative adverse impact on our customers and their financial condition, which could impact their ability to meet their financial obligations and could result in elevated levels of delinquencies and bad debt losses. In addition, under current accounting standards, if the Company determines intangible assets are impaired, it will be required to write down these assets. Any write-down would have a negative effect on the consolidated financial statements. The continuing adverse economic conditions in the U.S. may reduce revenues associated with the Company’s intangible assets and result in a reduction of future expected cash flows. Such a reduction could result in significant impairment charges to adjust the carrying value of the intangible assets. See “Note 13 – COVID-19 and Current Economic Conditions” for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
March 1, 2020 - March 31, 2020	137,303	17.12	137,303	297,422
Total for the Quarter ended March 31, 2020	137,303	17.12	137,303	297,422

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

May 6, 2020

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ Richard L. Soloway
Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ Kevin S. Buchel
Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)

