Form 10-K
period 2020-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2020-09-15
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ___ to___

Commission File Number 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

333 Bayview Avenue, Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 842-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NSSC	Nasdaq Stock Market

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐  Smaller reporting company ☒   Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of December 31, 2019, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $339,054,796.

As of September 14, 2020, 18,347,351 shares of common stock of Registrant were outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2020 Annual Meeting of Stockholders.

PART I

ITEM 1: BUSINESS.

Overview

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S.

Since 1969, NAPCO has established a heritage and proven record in the professional security community for reliably delivering both advanced technology and high quality security solutions, building many of the industry’s best-known brands, such as NAPCO Security Systems, Alarm Lock, Continental Access, Marks USA, and other popular product lines: including Gemini and F64-Series hardwire/wireless intrusion systems and iSee Video internet video solutions. We are also dedicated to developing innovative technology and producing the next generation of reliable security solutions that utilize remote communications and wireless networks, including our StarLink, iBridge, and more recently the iSecure product lines. Today, millions of businesses, institutions, homes, and people around the globe are protected by products from the NAPCO Group of Companies.

Our net sales were $101.4 million and $102.9 million for the fiscal years ended June 30, 2020 and 2019, respectively.  The change in our net sales was driven primarily by increased sales of our products in the recurring revenue business as offset by a 34% decrease in sales of hardware in the fourth quarter of fiscal 2020 as compared to the same period a year ago. This decrease was due primarily to the economic effects of the COVID-19 pandemic and the related closures mandated by federal and state governments. Our net income was $8.5 million and $12.2 million for the fiscal years ended June 30, 2020 and 2019, respectively. The decrease in net income during this period was due primarily to the COVID-19 impact described above as partially offset by the growth of our recurring revenue business and implementation of cost-reduction measures.

Our Products and Services

The Company’s products and services are comprised of the following:

•	Alarm Lock standalone and networked digital door locks

•	Marks USA standard and custom Locksets, Panic Devices and Door Closers

•	NAPCO Gemini intrusion alarm equipment

•	NAPCO StarLink and FireLink cellular communication devices and services

•	NAPCO iSecure integrated cellular intrusion alarm systems

•	Continental Access door controllers and hosted services for access control

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

Intrusion and Fire Alarm Systems.

Alarm systems usually consist of various detectors, a control panel, a digital keypad and signaling equipment. When a break-in occurs, an intrusion detector senses the intrusion and activates a control panel via hard-wired or wireless transmission that sets off the signaling equipment and, in most cases, causes a bell or siren to sound. Communication equipment such as a cellular or digital communicator may be used to transmit the alarm signal to a central station or another person selected by a customer. Cellular communicators have become more popular and panels and communicators are trending towards integration so that many alarm panels will contain an integrated cellular communication device.

The Company manufactures and markets the following products for these alarm systems:

•	Automatic Communicators. When a control panel is activated by a signal from an intrusion detector, it activates a communicator that can automatically dial one or more pre-designated telephone numbers utilizing wired (“landline”) or cellular communications systems. If programmed to do so, a digital communicator dials the telephone number of a central monitoring station and communicates in computer language to a digital communicator receiver, which signals an alarm message.

•	Cellular communication devices. A cellular communication device connects to the communicator and is used in lieu of, or in addition to, a landline for communicating with a central monitoring station.

•	Control Panels. A control panel is the "brain" of an alarm system. When activated by any one of the various types of intrusion detectors, it can activate an audible alarm and/or various types of communication devices.

•	Combination Control Panels/Digital Communicators and Digital Keypad Systems. A combination control panel, digital communicator and a digital keypad has continued to be the leading configuration in terms of dealer and consumer preference. Benefits of the combination format include the cost efficiency resulting from a single microcomputer function, as well as the reliability and ease of installation gained from the simplicity and sophistication of micro-computer technology.

•	Fire Alarm Control Panel. Multi-zone fire alarm control panels, which accommodate an optional digital communicator for reporting to a central station, are also manufactured by the Company.

•	Area Detectors. The Company's area detectors are both passive infrared heat detectors and combination microwave/passive infrared detectors that are linked to alarm control panels. Passive infrared heat detectors respond to the change in heat patterns caused by an intruder moving within a protected area. Combination units respond to both changes in heat patterns and changes in microwave patterns occurring at the same time.

Cellular communication services.

The Company provides cellular access for the cellular communication devices described above. These services are provided and invoiced on a month to month basis. Revenues from services have grown significantly over the past several years, increasing 100% from fiscal 2018 to fiscal 2020. These revenues, which currently have a gross margin of approximately 82% as of June 30, 2020, represent approximately 24% of our total revenue as of June 30, 2020. The Company’s long-term goal is to have recurring revenues from services to represent at least 50% of total revenue.

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

Our Growth Drivers

Recurring Revenue Business

In 2012, we began to generate recurring revenue by developing our ground-breaking cellular radio technology. Since then, we have continued to introduce additional products generating recurring revenues, primarily in the cellular communication devices such as our StarLink, iBridge, and more recently the iSecure product lines. These products are installed at the premises of end customers and we generate revenue by not only upfront purchase of our products, but also monthly subscription fees for services we perform at our cloud-based operations center to monitor security breaches and fire alarms. The monthly recurring revenue allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand. In addition, these products tend to generate higher gross margin, which has the effect of improving our profitability. We believe there is a significant market opportunity for these products and services, because many commercial and residential customers prefer to purchase real-time security monitoring services to ensure continuous protection and swift responses to security breaches and fire alarms.

We also experienced accelerating growth in our recurring revenue from sales of fire radio products. In the past few years, we introduced several Starlink fire radio solutions, including a Starlink dual path radio that can utilize cellular or internet. Dual path radios are required in certain areas such as New York City or L.A. County. A third fire radio was introduced approximately 18 months ago in the form of a Firelink fire panel with a Starlink fire radio built into it. In general, the gross margin for fire radio products is higher than the other Starlink solutions. The sales of fire radio products have contributed positively to our gross margin during the fiscal year ended June 30, 2020. We expect that fire radio products will continue to be an increasing portion of the overall mix of our recurring revenue and positively impact our gross margin.

We intend to continue pursuing recurring revenue opportunities by developing new and innovative products and implementing aggressive and effective sales and marketing effort. As of June 30, 2020, our recurring revenue constituted approximately 24% of our total revenue, and our strategy is to increase the percentage of our recurring revenue versus total revenue in the foreseeable future.

School Security and Public Safety

The recent growth of our business is partly driven by the significant need for increased security in schools and other public spaces. In the U.S., there are over 100,000 K-12 schools, over 10,000 colleges and universities and over 350,000 houses of worship. Less than 10% of these institutions have adequate protection from an active shooter or intruder. As a result of increased “active shooter” incidents, a number of U.S. states and local governments have substantially increased school security budgets. Many colleges and universities have large endowments which are starting to be utilized to address this critical issue. Security equipment and services focused on education has reached over $3 billion in revenues and this segment is still in the early stages as many K-12 schools, colleges and universities have still not addressed this issue.

With a full suite of products and solutions, we believe we are well positioned to meet the security needs of schools, houses of worship, and other places where people congregate. Depending on the needs of the school and their budget, the Company offers (i) Standalone LocDown locks which can be operated by a teacher, (ii) a series of Networx standalone wireless locks which communicate with central controls, or (iii) enterprise-class access control with cellular connectivity, which allows the head of security to lock down all or part of the campus, including dorm rooms, classrooms and administrative offices, from a centralized office.

The Company has had several significant wins in school security contracts, including the Houston Independent School District, which is the largest school district in Texas and the seventh largest in the U.S. On this project the Company implemented its Enterprise-wide security solution via its Continental Access control with intrusion, video and alarm communicators. Another example is Pepperdine University in Malibu, California, where the Company provided a lockdown system in place for its over 1,700 dorm rooms that required both locking and access control technologies. We were chosen because we were the only security company that has both locking and access control technologies that work on the same platform and met the needs of the university.

Competitive Strengths

The security products industry is highly competitive. The Company's primary competitors are comprised of approximately 12 other companies that manufacture and market security equipment to distributors, dealers, central stations and original equipment manufacturers. The Company believes that not one of these competitors is dominant in the industry. Most of these companies have substantially greater financial and other resources than the Company. However, unlike the Company, we believe that none of these competitors manufactures all key building security verticals: Intrusion Alarms and Access Control, Connectivity, and Locking devices. As more and more security installations include multiple verticals, the various systems need to communicate with each other. By having everything manufactured under one roof, we can offer customers one integrated platform solution without the risk of incompatible equipment from multiple vendors to “talk” to each other. Furthermore, many of our distributors, customers, and dealers prefer a single source of supply with more consistency in quality, pricing and timely shipment of products. In addition, we believe our competitors will face substantial challenges and barriers to duplicate or establish similar integrated offerings for all of these key markets.

We also have a manufacturing facility located in the Dominican Republic (“D.R.”) that manufactures over 90% of our products. It is located in a free zone which is a tax-advantaged location. The Company also benefits from the lower tariffs available to it under The Dominican Republic-Central America FTA (CAFTA-DR). The D.R. manufacturing operation is vertically integrated and operates in a low-cost location, where the typical labor cost is approximately one-tenth (1/10) of the cost for similar services in the U.S. The D.R. facility allows us to maintain a lower manufacturing overhead and improve our gross margin. This facility is currently running one shift, plus a second shift on select products with the ability to run 3 full shifts. Additional staffing is readily available for future expansion. The approximate annual revenue that can be generated per shift is approximately $100 million. The building is a self-contained “concrete bunker” with ability to withstand Category 5 hurricanes. Both locations contain enough land to build additional space; 180,000 square feet of additional manufacturing space in the D.R., and approximately 100,000 square feet of office and warehousing space in Amityville, should the need arise. The Company has multiple transportation options between the D.R. and Amityville facilities. Shipping times from the D.R. to the Amityville facility are typically 6-8 days.

We perform our managerial and administrative activities in the U.S. in our facility located in Amityville, New York, which is 100,000 square feet and serves as Company’s headquarters, containing its corporate offices, research and development, design, sales administration, technical services, finance, procurement, manufacturing control, warehousing, and shipping operations. We believe that our ability to provide timely and effective technical support and services to our U.S. customers from our U.S. facility in Amityville is an advantage over other companies in the security industry that have moved customer service functions overseas to countries such as India and Philippines. Our dealers and customers rely substantially on the ability to communicate real-time to experts who can provide clear and understandable advice and instruction, because they are usually dealing with highly technical problems on a job site with little time to spare.

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

Our Strategy

Due to paradigm changes in the security marketplace, the Company’s focus has been on mandatory (non-elective) systems, such as fire systems with central station monitoring in commercial buildings, and iOT-driven connectivity services in high growth and margin categories. As copper land lines are phased out and more people switch to cellular phone service for their homes, our cellular communication services become increasingly attractive in these installations, both new and existing. We have built a strong competitive position by developing a wide range of software capabilities from embedded micro-coding to enterprise system software, database design, mobile applications development, user portal design, mechanical and electronic mechanisms and telecommunications, featuring our significant radio and cellular communications expertise. This has enabled us to create recurring revenue opportunities across product lines, and we intend to expand such opportunities to generate recurring revenue that account for over 50% of our total revenue and to sustain profitability from recurring accounts receivable margins of 80%. We are also focusing on security solutions for the healthcare industry, including anti-ligature lockets designed for life safety and liability reduction in hospitals, behavior health institutions and correctional facilities, and such products are highly profitable while complying with applicable regulatory and health standards. We believe that these accomplishments are possible due to our advanced set of in-house engineering technology capability from mechanical to electronic and electro-mechanical products, digital, microprocessor and analog circuit design, networking products, and wireless and cellular communications electronics.

Research and Development

The success of the Company’s business depends substantially on its ability to develop new and proprietary technology and products. The research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in "Operating expenses" in the consolidated statements of operations. During the fiscal years ended June 30, 2020 and 2019, the Company expended approximately $7,257,000 and $7,212,000, respectively, on research and development activities conducted primarily by its engineering department to develop and improve the products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2020, the Company had 1,161 full-time employees.

Marketing

The Company's staff of approximately 62 sales and marketing support employees located at the Company's Amityville offices sells and markets the products primarily to independent distributors and wholesalers of security alarm and security hardware equipment. Management estimates that these channels of distribution represented approximately 52%, and 57% of the Company's total sales for the fiscal years ended June 30, 2020 and 2019, respectively. The remaining revenues are primarily from installers and governmental institutions. The Company currently has approximately 12,000 customers made up of distributors, installing dealers and wholesalers who purchase our products from distributors or directly from the Company. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States and European cities.

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for our products is affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend.

Raw Materials

The Company prepares specifications for component parts used in the products and purchases the components from outside sources or fabricates the components itself. These components, if standard, are generally readily available; if specially designed for the Company, there is usually more than one alternative source of supply available to the Company on a competitive basis. The Company generally maintains inventories of all critical components. A majority of purchased components are sourced from U.S. and Asian suppliers and are typically shipped directly to the D.R. The Company for the most part is not dependent on any one source for its raw materials. The Company believes that any vendor that is currently the sole source of a component can be replaced without a material impact on the Company.

Corporate Information and History

The Company was founded in 1969 and incorporated as NAPCO in December 1971 in the State of Delaware. NAPCO went public on NASDAQ with the ticker symbol “NSSC”, in 1972.

In 1987, the Company acquired a locking company, Alarm Lock Systems, the first of its three acquisitions. In 1990, the Company began the process of moving most of its manufacturing operations offshore. After studying various options, the D.R. was chosen as it is relatively close to our headquarters (three and half hours by plane), is in the same time zone, has a relatively stable political and economic situation and is a low cost manufacturing environment. In 1995, the Company built a state-of-the-art 180,000 square foot facility in the D.R., and we continued to improve and upgrade the facility’s manufacturing capability by utilizing and acquiring the latest technology and equipment. In 2000, the Company made another acquisition, acquiring an access control company, Continental Instruments. In 2008, the Company acquired another locking company, Marks USA.

Our executive offices are located at 333 Bayview Ave, Amityville NY 11701. Our telephone number is (631) 842-9400.

Website Access to Company Reports

Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our website (www.napcosecurity.com) on the same day they are electronically filed with the Securities and Exchange Commission. The Company has one class of Common Stock which trades on the NASDAQ Global Market under the symbol “NSSC”.

ITEM 1A: RISK FACTORS

The risks described below are among those that could materially and adversely affect the Company’s business, financial condition or results of operations. These risks could cause actual results to differ materially from historical results and from any results predicted by any forward-looking statements related to conditions or events that may occur in the future.

Our business operation and financial performance are adversely affected by the COVID-19 pandemic and related events.

We are subject to risks related to the global pandemic associated with the COVID-19 disease, which has spread globally to the U.S. and other countries where we have operations, including the Dominican Republic. Numerous federal and state governmental jurisdictions have imposed “stay-at-home” orders, quarantines, travel bans and similar governmental orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions, thereby negatively impacting our customers, suppliers, distributors, employees, offices, and the industry in which we operate.

As a result of the COVID-19 pandemic and the related economic downturn, we have experienced a decline in the demand for our products, as our distributors and customers reduced orders and adjusted their inventory channel in response to slowdown in spending and demand for security products. A prolonged stay-at-home order, or any other continued decrease in economic activity as a result of COVID-19 pandemic, would have a negative adverse impact on our customers and their financial condition, which could impact their ability to meet their financial obligations and could result in elevated levels of delinquencies and bad debt losses. In addition, we rely upon our third-party vendors to provide parts and materials for us to produce our products. If any of these vendors are unable to continue to provide us with these parts and materials, it could negatively impact our ability to serve our customers. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of COVID-19 pandemic in areas where we operate.

We manufacture substantially all of products in our factory in Dominican Republic, which are then shipped to us in the United States for further distribution. The government authorities in Dominican Republic have imposed curfews and restrictions as a result of the pandemic that impacted activities at the factory, which may reduce our productivity and output. Additional restrictions and limitation on international travel and transportation, including air travel, may make it more difficult for us to ship and transport products from Dominican Republic to the U.S., which may cause delays and disruptions in our supply chain.

Moreover, if we determine that intangible assets are not realizable as a result of the COVID-19 pandemic, we may be required to write down these assets or incur impairment charge under current accounting standards, which would have a negative effect on our consolidated financial statements. The continuing adverse economic conditions in the U.S. due to the pandemic have and may continue to reduce revenues associated with our intangible assets, including assets acquired in our prior acquisitions, and result in a reduction of future expected cash flows. Such a reduction could result in significant impairment charges to adjust the carrying value of the intangible assets.

The impact of the COVID-19 pandemic remains highly uncertain and subject to change. We cannot predict when the pandemic will end and when related governmental orders and restrictions will be eased or lifted, and any extension or prolonged implementation of these restrictions will further adversely affect our business, customers and financial results. Even after such orders and restrictions are eased or lifted, the severe economic harm and recession inflicted upon the jurisdictions and areas in which we operate may last for an extended period of time and continue to adversely affect our business and financial performance, and there is no guarantee that we will be able to act quickly and effectively to return to our normal operations.

Our business could be materially adversely affected as a result of general economic and market conditions.

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

During weak economic times, the available pool of independent distributors, dealers and installers of security equipment may decline as the prospects for home building and home renovation projects diminish, which may have a corresponding impact on our growth prospects. In addition, there is an increased risk during these periods that an increased percentage of independent distributors, dealers and installers of security equipment will file for bankruptcy protection, which may harm our reputation, revenue, profitability and results of operations.

The markets we serve are highly competitive and we may be unable to compete effectively.

We compete with approximately 12 other companies that manufacture and market security equipment to distributors, dealers, control stations and original equipment manufacturers in the U.S. Most of these companies may have substantially greater financial and other resources than the Company. The Company competes primarily on the basis of the features, quality, reliability and pricing of, and the incorporation of the latest innovative and technological advances into its products, as well as technical support services to its customers. The Company competes on the basis of its expertise, its proven products, its reputation and its ability to provide products to customers on a timely basis. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company's business.

Our business may also be materially adversely affected by the announcement or introduction of new products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. Our industry is characterized by constantly improved products. There can be no assurance that competitors will not develop products that are superior to the Company's products. We have historically invested approximately 6% to 8% of annual revenues on R&D to mitigate this risk. However, many of our competitors have dedicated more resources and capabilities to R&D, including committing more engineers and capital expenditures, to develop and design new product that may enter the markets sooner or with more penetration. Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively. The Company's research and development expenditures are principally targeted at enhancing existing products, and to a lesser extent at developing new ones. Further, there can be no assurance that the Company will not experience additional price competition, and that such competition may not adversely affect the Company's revenues and results of operations

We may not be able to maintain or control our expenses proportionate to our sales volumes to generate profit for our business.

Certain of our expenses are fixed or semi-variable, including our costs for operating our manufacturing facilities. While expense levels relative to current sales levels result in positive net income and cash flows, if sales levels decrease significantly and we are unable to reduce expenses proportionately, our business may be adversely affected. The amount of our operating expenses are subject to variables and factors that may not be within our control, including but are not limited to, unexpected expenses relating to the manufacturing of products; increased compensation requirement for our employees and cost of raw materials. A significant portion of our expense is labor cost, including costs for workers who are operating our facility in the Dominican Republic. While we have been able to control our expenses due to the lower labor costs in the Dominican Republic, there is no guarantee that such costs will not increase in the future, or that sufficient number of workers in Dominican Republic will be available to operate the facility efficiently, and our failure to maintain effective labor costs may adversely affect our results of operations.

Our business could be adversely affected as a result of housing and commercial building market conditions.

We are subject to the effects of housing and commercial building market conditions. The sales of our security products tend to increase during period in which new housing and commercial real estate constructions are increasing. If these conditions deteriorate, resulting in declines in new housing or commercial building constructions, existing home or commercial building sales or renovations, our business, results of operations or financial condition could be materially adversely affected, particularly in our intrusion and door locking product lines. The condition of the residential and commercial building markets in which we operate is cyclical and depends on the condition of the economy in the United States, and on the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our ability to sell products and generate new revenue sources.

We may not be able to grow our recurring revenue business to generate consistent revenue and profitability.

A significant driver of our growth is our recurring revenue business in which customers who purchased our products and equipment are required to pay monthly fees for communications services to maintain the operation of such products. Our recurring revenue products, such as StarLink, iSecure and iBridge, tend to generate higher gross margin and are less susceptible to volatility of market demand and economic conditions. However, our revenue recurring business is relatively new and we have limited experience in developing, marketing and selling such products. We also face intense competition where other companies with greater resources and experience have established a wider and more entrenched customer base for similar products and services, making it more difficult for us to penetrate into such market. In addition, we are required to incur costs to maintain a network operations center to provide customer support and services, and to comply with federal and state regulations governing the operation and communications of these products. Such costs may reduce our profitability if we are not able to grow and expand the recurring revenue business. As we are increasingly dependent on recurring revenue products as a driver for growth, our failure to execute our strategy for this business line will materially adversely affect our financial conditions and prospects.

We may not be able to sustain and continue the growth of school security products.

We recently experienced significant growth of demand for our security products from schools, universities and other educational institutions as a result of the national focus on prevention of school violence. Federal and state governmental authorities have proposed and enacted numerous legislation and laws, including the School Violence Prevention and Mitigation Act of 2019 that provide increased funding to public schools to implement and enhance security systems. While our business has benefited from such additional federal and state funding and increased demand, there is no guarantee that such funding and trend will continue. For example, if school shutdown continues as a result of the COVID-19 pandemic and various stay-at-home orders imposed by state governments, there could be a reduced need for schools to acquire and implement security systems, and state and federal government may also decide to reduce funding or impose additional criteria for funding. These factors may result in a decline of demand for our school security products which in turn may adversely affect our financial performance.

We rely on distributors to sell our products and an adverse change in our relationship with such distributors may adversely affect our financial performance.

We distribute our products primarily through independent distributors and wholesalers of security alarm and security hardware equipment. Our distributors and wholesalers also sell our competitors' products, and if they favor our competitors' products for any reason, they may fail or reduce their effort to market and sell our products as effectively or to devote resources necessary to provide effective sales, which would adversely affect our financial performance. In addition, our distributors order our products and maintain their inventory based on forecasts of potential demands from dealers and end customers, and our distributors may not be able to forecast such demand accurately, which may adversely affect our ability to generate sales and revenue in a timely manner. In some cases, distributors may delay ordering our products until they receive confirmation of orders from dealers and end customers, and this delay may cause disruption and make it more difficult for us to fill their order timely and effectively, which may adversely affect our revenue and sales.

The financial health of our distributors and wholesalers and our continuing relationships with them are important to our success. Some of these distributors and wholesalers, particularly smaller firms with limited working capital and resources, may not be able to withstand adverse changes in business conditions or mitigate the negative impact of a prolonged economic downturn or recession, including the impact of the COVID-19 pandemic. The failure of our distributors to maintain financial heath and success will impact our ability to generate revenues. Furthermore, our relationship with distributors may change or terminate due to other factors beyond our control, including but are not limited to, acquisition of distributors by third parties may not be willing to continue the relationship with us; internal restructuring or refocus of business strategies; and changes in management, all of which may negatively impact our ability to continue to sell to such distributors. Finally, we generally do not have long-term agreements with distributors who purchase our products primarily through purchase orders. Without an agreement, we are not able to guarantee that such distributors will not discontinue or terminate relationship with us at any time, and any loss of distributor will negatively impact our financial conditions and results of operations.

We may not able to gain widespread or timely market acceptance of our new products and continue to build and enhance our brand to achieve growth.

We rely on introduction of new products and services to penetrate new markets and identify additional sources of revenues order to grow our business. However, many of our distributors and customers may not be willing to change or switch to new products and equipment, or may require an extended period time to assess, test and evaluate functionalities and performance of our new products. Any delays in establishing widespread acceptance of our new products may adversely affect our financial performance and growth. In order to ensure market acceptance of new products, we have incurred and expect to incur significant expenses in sales and marketing campaign, and we may not be able to justify such costs if the effort does not produce sufficient sales and customer accounts.

We believe that building and maintaining market awareness, brand recognition and goodwill of our business and products in a cost-effective manner is important to our overall success in achieving widespread acceptance of our existing and future products and is an important element in attracting new customers. An important part of our business strategy is to increase awareness of our brand and to provide marketing leadership, services and support to our distributor and customer network. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Our efforts in developing our brand may be hindered by the marketing efforts of our competitors and our reliance on our third parties to promote our brand. If we are unable to cost-effectively maintain and increase awareness of our brand, our business, financial condition, cash flows and results of operations could be harmed.

Our financial results could be materially adversely affected as a result of offering extended payment terms to customers or if we are not able to collect our accounts receivables on a timely basis from major customers.

We regularly grant credit terms beyond 30 days to certain distributors and customers primarily in an effort to keep a full line of our products in-stock at our customers’ locations. The longer the terms that are granted, the more risk is inherent in the collection of those receivables. We cannot guarantee that distributors and customers will be able to make payments on a timely basis even after a thorough review of their credit and financial history. The ability of distributors and customers to make such payments may be subject to factors beyond our control, including their financial conditions and business operation. We may also incur additional costs and effort to collect past due receivables without assurance that a sufficient or any amount of bad debt can be collected.

We sell security products and systems and if our solutions fail for any reason, we could be subject to liability and our business could suffer.

We sell security products and services, which are designed to secure the safety of our customer and their commercial, residential, institutional, industrial or governmental properties. Our products and services may contain undetected defects in the software, infrastructure, third-party components or processes. If these solutions fail for any reason, including due to defects in our hardware, software, a carrier outage or user error, we could be subject to liability for such failures and our business could suffer. In addition, our products and systems are not installed by us, and if third parties do not install or maintain our products correctly, our products and systems may not function properly. If the improper installation or maintenance of our products and systems leads to service or equipment failures after introduction of, or an upgrade to, our products and systems, we could experience harm to our branded reputation, claims by our customers or installers or lost revenue during the period required to address the cause of the problem. Any defect in, or disruption to, our products and systems could cause consumers not to purchase additional products or systems from us, prevent potential consumers from purchasing our products and systems or harm our reputation.

We are subject to risks relating to the operation of a manufacturing facility in Dominican Republic.

We operate a manufacturing facility in Dominican Republic where the majority of our products is made and shipped to our U.S. distributors. The facility requires us to incur certain fixed operating costs that do not fluctuate with changes in production levels or utilization of our manufacturing capacity. If production levels decline due to lower demand or reduced customer orders, our fixed costs are spread over reduced levels, which may contribute to decreasing margins and reduced profitability. Operation of a manufacturing facility also subjects us to certain additional risks, including but not limited to the following:

•         Unavailability of workers or insufficient workforce to operate the factory;

•         Compliance with local regulatory requirements, including labor laws and tax requirements;

•         Difficulties in communication and coordination with U.S. headquarters;

•         Natural disasters such as hurricanes which may damage our factory; and

•         Effect of general political and economic conditions of the Dominican Republic.

The occurrence of any of these factors may adversely affect the production output and operation of our factory, which will disrupt our supply chain and negatively impact our financial performance. Furthermore, we have not identified any alternative third-party factory that can manufacture our products; therefore it would be difficult for us to replace any loss of output of capacity if our factory in Dominican Republic is not functioning properly or at all.

Our business could be materially adversely affected by a weakening of the U.S. dollar against the Dominican peso.

We are exposed to foreign currency risks due to our operations in the Dominican Republic. We have significant operations in the Dominican Republic, which conducts certain transactions in Dominican pesos. We are subject to the risk that currency exchange rates between the United States and the Dominican Republic will fluctuate significantly, potentially resulting in an increase in some of our expenses when US dollars are transferred to Dominican pesos to pay these expenses. For example, if the U.S. dollars weakens and the currency exchange rate is less favorable, it may be more costly for us to pay expenses for our factory in the Dominican Republic, which may adversely affect our financial conditions and results of operations.

Our business could be materially adversely affected by adverse tax consequences of offshore operations.

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

Our failure to maintain the security of our information and technology networks could adversely affect us.

We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our distributors, customers, partners and employees, including personal information. If security breaches in connection with the delivery of our solutions allow unauthorized third parties to access any of this data or obtain control of our systems, our reputation, business, financial condition, cash flows and results of operations could be harmed.

The legal, regulatory and contractual environment surrounding information security, privacy and credit card fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. Further, as the regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the protection of data and personal information expand and become more complex, these potential risks to our business will intensify. A significant actual or potential theft, loss, fraudulent use or misuse of distributors, customers, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in loss of confidential information, damage to our reputation, early termination of our business relationships, litigation, regulatory investigations or actions and other liabilities or actions against us, including significant fines by U.S. federal and state authorities, and other countries and private claims by companies and individuals for violation of data privacy and security regulations.

In addition, cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, attacks on our cloud networks, phishing attempts, social engineering attempts, distributed denial of service attacks and other advanced persistent threats or malicious software programs that attack our products and services, our networks and network endpoints or otherwise exploit any security vulnerabilities of our products, services and networks. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platforms and solutions, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. If any one of these risks materializes, our business, financial condition, cash flows or results of operations could be materially and adversely affected.

We rely on the effort and service of Richard L. Soloway, our founder, Chief Executive Officer and major stockholder.

The success of the Company is largely dependent on the effort and service of Richard L. Soloway, who is our founder, President, Chief Executive Officer, Chairman of the Board and a major stockholder. We depend on Mr. Soloway on various aspects of our business operation, including his experience and knowledge in the industry, extensive relationships with distributors and customers, and his leadership to develop and implement business strategies. The loss or reduction of services by Mr. Soloway could have a material adverse effect on the Company's business and prospects.

Our business could be materially adversely affected as a result of the inability to maintain adequate financing.

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

We are obligated to develop and maintain a system of effective internal controls over financial reporting. These internal controls may be determined to be not effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We have been and are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective and would be required to disclose any material weaknesses identified in Management’s Report on Internal Control over Financial Reporting. While we have established certain procedures and control over our financial reporting processes, we cannot assure you that these efforts will prevent restatements of our financial statements in the future.

Our independent registered public accounting firm is also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to report on the effectiveness of our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion that our internal controls over financial reporting are effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Failure to remediate any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Risks Related to Ownership of Our Common Stock

Sales of a substantial number of shares of our common stock in the public market could cause our market price to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and subject to the restrictions on paying dividends in our Revolving Credit Facility which expires in June 2021 and any future indebtedness. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Mr. Soloway, members of management and certain directors own a significant portion of our outstanding voting stock and exert significant influence over our business and affairs.

Richard L. Soloway, our Chief Executive Officer, members of management and our board of directors (“Board”) beneficially own approximately 36% of our common stock. Their significant ownership will, for the foreseeable future, enable them to control our management and affairs, and most matters requiring stockholder approval, including the election of directors, financing activities, a merger or sale of our assets and other significant corporate transactions. They may, in their discretion, elect to exercise these or similar rights at any time. Furthermore, the Company has established a staggered Board where the election of only one class of directors can be held at each annual meeting. This concentration of ownership, as well as a staggered or classified Board, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price and may prevent attempts by our stockholders to replace or remove our Board or management. The Company filed a Registration Statement on Form S-3 pursuant to which Mr. Soloway may sell up to 2,568,032 shares over the next three years. If all such shares are sold, members of management and our Board will continue to beneficially own approximately 22% of our common stock and will likely to continue to be able exert the control described above.

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

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A., owns a building of approximately 180,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual cost of approximately $288,000. As of June 30, 2020, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

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

.

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

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market

NAPCO's Common Stock is traded on the NASDAQ Stock Market, Global Market System, under the symbol NSSC.

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 10, 2020 was 71 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock.

Equity Compensation Plan Information as of June 30, 2020

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING SECURITIES REFLECTED IN COLUMN (a) (c)
Equity compensation plans approved by security holders:	178,240	$19.53	781,960 (1)
Equity compensation plans not approved by security holders:	—	—	—
Total	178,240	$19.53	781,960 (1)

(1)	In May 2020, the stockholders approved the 2020 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2018, the stockholders approved the 2018 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards.

ITEM 6: SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30
	(In thousands, except share and per share data)
	2020 (5)	2019 (4)	2018	2017	2016
Statement of earnings data:
Net Sales	$101,359	$102,932	$91,746	$87,374	$82,513
Gross Profit (3)	43,592	43,890	37,995	36,301	33,753
Income from Operations	10,813	13,466	8,414	6,378	6,323
Net Income	8,520	12,223	7,649	5,599	5,773
Cash Flow Data:
Net cash flows provided by operating activities	10,305	8,653	7,864	2,448	9,160
Net cash flows used in investing activities	(1,615)	(1,988)	(1,280)	(1,414)	(693)
Net cash flows provided by (used in) financing activities	1,530	(3,945)	(4,730)	(1,385)	(7,008)
Per Share Data:
Net earnings per common share:
Basic	$0.46	$0.66	$0.41	$0.30	$0.31
Diluted	$0.46	$0.66	$0.41	$0.30	$0.31
Weighted average common shares outstanding:
Basic	18,444,000	18,574,000	18,788,000	18,809,000	18,874,000
Diluted	18,493,000	18,624,000	18,825,000	18,854,000	18,894,000
Cash Dividends declared per common share (1)	$.00	$.00	$.00	$.00	$.00
Balance sheet data:
Working capital (2)	$61,046	$51,083	$44,301	$40,798	$36,888
Total assets	105,838	85,908	73,269	70,862	64,769
Long-term debt	2,110	--	--	3,500	4,500
Stockholders' equity	77,901	71,172	63,453	56,889	51,273

(1)	The Company has never paid a cash dividend on its common stock.
(2)	Working capital is calculated by deducting Current Liabilities from Current Assets.
(3)	Prior period balances have been reclassified to conform to the current period presentation.
(4)	Accounting Standards Update (“ASU”) No. 2014-09 was adopted on July 1, 2018, which resulted in an increase in sales allowance reserves (i.e. refund liabilities) by a net of $1,627,000 and increase in other assets (i.e. return related assets) by a net of $716,000. See Footnote 2 to the consolidated financial statements.
(5)	ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02) was adopted on July 1, 2019. Adoption of the new standard resulted in the recording of an operating ROU asset and lease liabilities of approximately $7.7 million. See Footnote 11 to the consolidated financial statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

NAPCO is one of the leading manufacturers and designers of high-tech electronic security devices, as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S.

Since 1969, NAPCO has established a heritage and proven record in the professional security community for reliably delivering both advanced technology and high quality security solutions, building many of the industry’s best-known brands, such as NAPCO Security Systems, Alarm Lock, Continental Access, Marks USA, and other popular product lines: including Gemini and F64-Series hardwire/wireless intrusion systems and iSee Video internet video solutions. We are also dedicated to developing innovative technology and producing the next generation of reliable security solutions that utilize remote communications and wireless networks, including our StarLink, iBridge, and more recently the iSecure product lines. Today, millions of businesses, institutions, homes, and people around the globe are protected by products from the NAPCO Group of Companies.

Our net sales were $101.4 million and $102.9 million for the fiscal years ended June 30, 2020 and 2019, respectively.  The changes of our net sales during these periods were driven primarily by increased sales of our products in the recurring revenue business as offset by a 34% decrease in sales of hardware in the fourth quarter of fiscal 2020 as compared to the same period a year ago. This decrease was due primarily to the economic effects of the COVID-19 pandemic and the related closures mandated by federal and state governments. Our net income was $8.5 million and $12.2 million for the fiscal years ended June 30, 2020 and 2019, respectively. The decrease in net income during this period was due primarily to the COVID-19 impact described above as partially offset by the growth of our recurring revenue business, implementation of cost-reduction measures.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for our products is affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend.

Our fourth quarter of fiscal 2020 reflects the challenging business environment resulting from the COVID-19 pandemic. The COVID-19 pandemic has caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. The Company believes this access issue is an industry-wide issue related to COVID-19 and not reflective of the loss of any market share unique to the Company or any long-term negative reflection of the post-pandemic vibrancy of the security industry as a whole.

Critical Accounting Policies and Estimates

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its 2020 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 9% and 8% for the fiscal years ended June 30, 2020 and 2019, respectively.

Concentration of Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 24% and 19% of the Company’s accounts receivable at June 30, 2020 and 2019, respectively. Sales to this customer did not exceed 10% of net sales during fiscal year ended June 30, 2020. Sales to this customer comprised 10% of net sales during fiscal year ended June 30, 2019. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in either of the fiscal years ended June 30, 2020 and 2019. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2019. Sales to this customer did not exceed 10% of net sales in either of the fiscal years ended June 30, 2020 and 2019.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $326,000 and $88,000 as of June 30, 2020 and 2019, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

Intangible Assets

Impairment of Long-lived Assets – The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2020 and 2019, the Company has determined that no impairment of long-lived assets exists.

The Company evaluates its indefinite-lived intangible assets for impairment at least on an annual basis and will evaluate them earlier if there are indicators of a potential impairment. Those intangible assets that are classified as other intangibles with indefinite lives are not amortized. Impairment testing is performed in two steps: (i) the Company determines if there is impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of intangible assets with the carrying amount of the intangible assets. The Company has concluded that no impairment of intangible assets occurred during the year ended June 30, 2019. During the 4th quarter of fiscal 2020, the Company determined that its indefinite-lived intangible asset relating to its Marks USA I subsidiary trade-name was impaired. Accordingly, the Company recorded an impairment charge of $1,852,000 and as a result concluded that the asset no longer was considered to have an indefinite-life and reclassified the remaining balance of the underlying asset from indefinite-lived to a long-lived asset with a remaining useful life of 20 years as of June 30, 2020.

Income Taxes

The Company has identified the United States and New York State as its major tax jurisdictions. Fiscal year 2017 is currently under audit by the Internal Revenue Service (“IRS”). Fiscal year 2018 and forward years are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

The Company was audited by the IRS for the fiscal year 2016. In July 2019, the Company received Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation of Internal Revenue Code (“IRC”) Section 956 arising from the intercompany balances on the books of the Company. In August 2019, the Company filed a formal protest with the IRS requesting an opportunity to appeal the examination findings to the Appeals Office. During fiscal year 2020, the Company settled the issue at Appeals. There is a provision booked for the federal and state impact of $762,000 and $70,000, respectively.

The Company is currently under audit for the fiscal year 2017. The IRS has raised the IRC Section 956 issue that was settled during the fiscal year 2016 audit. The Company strongly believes that the position of the IRS with regard to this matter is inconsistent with the provisions of IRC Section 956 and that the Company is willing to go to court, if necessary to argue its position. During fiscal 2020, a provision for the incremental tax liability of $657,000 and interest of 66,000 was recorded for the 2017 and 2018 fiscal years.

For the year ended June 30, 2020, the Company recognized a net income tax expense of $2,284,000. During the year ending June 30, 2020 the Company increased its reserve for uncertain income tax positions by $824,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2020, the Company had accrued interest totaling $83,000 and $866,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims research and development (“R&D”) tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

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

Liquidity and Capital Resources

The Company's cash on hand as of June 30, 2020 combined with proceeds from operating activities during fiscal 2020 were adequate to meet the Company's capital expenditure and financing needs during fiscal 2020. The Company's primary internal source of liquidity is the cash flow generated from operations. The primary source of external financing is a revolving credit facility of $11,000,000 (the “Revolving Credit Facility”) which expires in June 2021. As of June 30, 2020, $0 was outstanding under this revolving line of credit. The Company has not drawn on this line of credit since June of 2018. In the fourth quarter of fiscal 2020 the Company applied for and received a loan of $3,904,000 under the Federal government’s Payroll Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). Pursuant to the CARES Act, the loan may be forgiven by the SBA. The Company anticipates applying for forgiveness of these loans during fiscal 2021. The amount of loan forgiveness is determined by and is subject to the sole approval of the SBA. As of June 30, 2020, the Company's unused sources of funds consisted principally of $18,248,000 in cash and cash equivalents and $11,000,000 unused balance available under its revolving line of credit.

The Revolving Credit Facility contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the restated agreement.

During the year ended June 30, 2020, the Company utilized a portion of its cash on hand at June 30, 2019 ($4,069,000 of $8,028,000) to repurchase outstanding shares of its stock ($2,454,000) and purchase property, plant and equipment ($1,615,000).

As of June 30, 2020, the Company’s primary outside source of financing consisted of the Revolving Credit Facility of $11,000,000 which expires in June 2021 and the PPP loans which expire in April and May of 2022. As of June 30, 2020 and 2019, there were no outstanding balances under the Revolving Credit Facility and $3,904,000 was outstanding under the PPP loans. These facilities are described more fully in Note 7 to the consolidated financial statements.

The Company believes its current working capital, anticipated cash flows from operations and its Revolving Credit Agreement will be sufficient to fund the Company’s operations through at least the next twelve months.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2020	2019
Current Ratio	4.5 to 1	4.6 to 1
Sales to Receivables	4.4 to 1	4.0 to 1
Total debt to equity	0.1 to 1	0.0 to 1

As of June 30, 2020, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual rent of approximately $288,000.

Working Capital. Working capital increased by $19,963,000 to $61,046,000 at June 30, 2020 from $51,083,000 at June 30, 2019. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable decreased by $3,038,000 to $22,932,000 at June 30, 2020 as compared to $25,970,000 at June 30, 2019. The decrease in Accounts Receivable was due primarily to a decrease in hardware sales for the quarter ended June 30, 2020 as compared to the same quarter a year ago.

Inventories. Inventories, which include both current and non-current portions, increased by $6,917,000 to $41,755,000 at June 30, 2020 as compared to $34,838,000 at June 30, 2019. The increase was due primarily to the Company building up levels of its recently introduced and soon to be introduced new products.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses, not including income taxes payable, increased by $648,000 to $14,472,000 as of June 30, 2020 as compared to $13,824,000 at June 30, 2019. This increase is primarily due to the increase in inventory as described above.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Results of Operations

Fiscal 2020 Compared to Fiscal 2019

	Fiscal year ended June 30, (dollars in thousands)
	2020	2019	% Increase/ (decrease)
Net sales	$101,359	$102,932	(1.5)%
Gross profit	43,592	43,890	(0.7)%
Gross profit as a % of net sales	43.0%	42.6%	0.9%
Research and development	7,257	7,212	0.6%
Selling, general and administrative	23,670	23,212	2.0%
Selling, general and administrative as a % of net sales	23.4%	22.6%	3.5%
Impairment of intangible asset	1,852	-	-
Income from operations	10,813	13,466	(19.7)%
Interest expense, net	9	21	(57.1)%
Provision for income taxes	2,284	1,222	86.9%
Net income	8,520	12,223	(30.3)%

Net sales in fiscal 2020 decreased by $1,573,000 to $101,359,000 as compared to $102,932,000 in fiscal 2019. The decrease in net sales was primarily due to decreased sales of the Company’s Alarm Lock brand door-locking products ($2,565,000), Marks brand door-locking products ($5,258,000), and Continental brand access control products ($542,000) as partially offset by increased sales of the Company’s recurring alarm communication services ($6,608,000) and Napco brand intrusion products ($200,000). The Company’s hardware sales were negatively impacted by the COVID-19 pandemic, which has caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. The Company believes this access issue is an industry-wide issue related to COVID-19 and not reflective of the loss of any market share unique to the Company or any long-term negative reflection of the post-pandemic vibrancy of the security industry as a whole.

The Company's gross profit decreased by $298,000 to $43,592,000 or 43.0% of net sales in fiscal 2020 as compared to $43,890,000 or 42.6% of net sales in fiscal 2019. Gross profit on hardware sales was $23,380,000 or 30.1% of net hardware sales in fiscal 2020 and $30,265,000 or 35.4% of net hardware sales, in fiscal 2019. Gross profit on service revenues was $19,712,000 or 82.0% of net service revenues in fiscal 2020 and $13,625,000 or 78.2% of net service revenues, in fiscal 2019. Gross profit was primarily affected by the decrease in hardware sales as discussed above as partially offset by increased service revenues.

Research and Development expenses remained relatively constant at $7,257,000 in fiscal 2020 as compared to $7,212,000 in fiscal 2019.

Selling, general and administrative expenses for fiscal 2020 increased by $458,000 to $23,670,000 as compared to $23,212,000 in fiscal 2019. Selling, general and administrative expenses as a percentage of net sales increased to 23.4% in fiscal 2020 from 22.6% in fiscal 2019. The increase in dollars resulted primarily from increases in employee compensation. The increase as a percentage of sales was primarily the result of the decrease in net sales as described above and the increased employee compensation expenses.

At the conclusion of fiscal 2020, the Company determined that its indefinite-lived intangible asset relating to its Marks USA I subsidiary trade-name was impaired. Accordingly, the Company recorded an impairment charge of $1,852,000 and reclassified the remaining balance of the underlying asset from indefinite-lived to a long-lived asset with a remaining useful life of 20 years as of June 30, 2020. There was no impairment charge for the year ended June 30, 2019.

Interest expense for fiscal 2020 remained relatively constant at $9,000 as compared to $21,000 for the same period a year ago.

The Company’s provision for income taxes for fiscal 2020 increased by $1,062,000 to $2,284,000 as compared to $1,222,000 for the same period a year ago. The Company’s effective tax rate increased to 21% for fiscal 2020 as compared to 9% for fiscal 2019. The increase in the Company’s effective tax rate resulted from the resolution of an IRS audit of the Company’s 2016 fiscal year, resulting in an additional provision of $1,555,000.

Net income for fiscal 2020 decreased by $3,703,000 to $8,520,000 as compared to $12,223,000 in fiscal 2019. This resulted primarily from the items discussed above.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this prospectus regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020 for more information. These factors and the other cautionary statements made in this prospectus and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this prospectus and the documents we incorporate by reference. In addition, any forward-looking statements represent our estimates only as of the date that this prospectus is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest based on the prime rate or LIBOR as described in the agreement and the PPP loans which provides for interest at 1%. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities.

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

Management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of June 30, 2020, the Company did maintain effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by Baker Tilly US LLP (formerly Baker Tilly Virchow Krause, LLP), an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors of Napco Security Technologies, Inc. and Subsidiaries:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

We have served as the Company's auditor since 2009.

/s/BAKER TILLY US LLP (FORMERLY BAKER TILLY VIRCHOW KRAUSE, LLP)

Melville, New York

September 15, 2020

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019
CURRENT ASSETS	(in thousands, except share data)
Cash and cash equivalents	$18,248	$8,028
Accounts receivable, net of allowance for doubtful accounts of $326 and $88 at June 30, 2020 and 2019, respectively, and other reserves	22,932	25,970
Inventories	35,231	29,576
Prepaid expenses and other current assets	2,049	1,881
Total Current Assets	78,460	65,455
Inventories - non-current	6,524	5,262
Property, plant and equipment, net	8,088	7,694
Intangible assets, net	5,116	7,232
Operating lease asset	7,395	-
Other assets	255	265
TOTAL ASSETS	$105,838	$85,908

CURRENT LIABILITIES
Accounts payable	$6,547	$5,135
Accrued expenses	5,744	6,273
Accrued salaries and wages	2,181	2,416
Current portion of long-term debt	1,794	-
Accrued income taxes	1,148	548
Total Current Liabilities	17,414	14,372
Long term debt	2,110	-
Deferred income taxes	112	72
Accrued income taxes	1,188	292
Long term operating lease liabilities	7,113	-
Total Liabilities	27,937	14,736
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,241,066 and 21,227,094 shares issued; and 18,347,351 and 18,477,874 shares outstanding, respectively	212	212
Additional paid-in capital	17,766	17,103
Retained earnings	79,444	70,924
Less: Treasury Stock, at cost (2,893,715 and 2,749,310 shares)	(19,521)	(17,067)
TOTAL STOCKHOLDERS' EQUITY	77,901	71,172
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,838	$85,908

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year ended June 30,
	2020	2019
Net sales:	(in thousands, except for share and per share data)
Equipment sales	$77,314	$85,505
Service sales	24,045	17,427
	101,359	102,932
Cost of sales:
Equipment related expenses	53,434	55,240
Service related expenses	4,333	3,802
	57,767	59,042

Gross Profit	43,592	43,890
Research and development	7,257	7,212
Selling, general, and administrative expenses	23,670	23,212
Impairment of intangible asset	1,852	-
	32,779	30,424
Operating Income	10,813	13,466
Other expense:
Interest expense, net	9	21
Income before Provision for Income Taxes	10,804	13,445
Provision for Income Taxes	2,284	1,222
Net Income	$8,520	$12,223

Income per share:
Basic	$0.46	$0.66
Diluted	$0.46	$0.66

Weighted average number of shares outstanding:
Basic	18,444,000	18,574,000
Diluted	18,493,000	18,624,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Fiscal Years ended June 30, 2020 and 2019
(in thousands except for share data)
	Common Stock			Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Number of Shares	Amount	Retained Earnings	Total
Balances at June 30, 2018	21,204,327	$212	$16,890	(2,475,245)	$(13,069)	$59,420	$63,453
Implementation of ASC606	-	-	-	-	-	(719)	(719)
Repurchase of treasury shares	-	-	-	(274,065)	(3,998)	-	(3,998)
Stock options exercised	22,767	-	53	-	-	-	53
Stock-based compensation expense	-	-	160	-	-	-	160
Net income	-	-	-	-	-	12,223	12,223
Balances at June 30, 2019	21,227,094	$212	$17,103	(2,749,310)	$(17,067)	$70,924	$71,172
Stock options exercised	13,972	-	80	-	-	-	80
Repurchase of treasury shares	-	-	-	(144,405)	(2,454)	-	(2,454)
Stock-based compensation expense	-	-	583	-	-	-	583
Net income	-	-	-	-	-	8,520	8,520
Balances at June 30, 2020	21,241,066	$212	$17,766	(2,893,715)	$(19,521)	$79,444	77,901

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year ended June 30,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,520	$12,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,495	1,409
Impairment of intangible asset	1,852	-
Provision for doubtful accounts	238	(26)
Change to inventory obsolescence reserve	(124)	(272)
Deferred income taxes	40	755
Stock based compensation expense	583	160
Changes in operating assets and liabilities:
Accounts receivable	2,800	(1,440)
Inventories	(6,793)	(5,991)
Prepaid expenses and other current assets	(168)	318
Other assets	-	(11)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,862	1,528
Net Cash Provided by Operating Activities	10,305	8,653
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,615)	(1,988)
Net Cash Used in Investing Activities	(1,615)	(1,988)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,904	-
Proceeds from stock option exercises	80	53
Cash paid for purchase of treasury stock	(2,454)	(3,998)
Net Cash Provided by (Used in) Financing Activities	1,530	(3,945)
Net Change in Cash and Cash Equivalents	10,220	2,720
CASH AND CASH EQUIVALENTS - Beginning	8,028	5,308
CASH AND CASH EQUIVALENTS - Ending	$18,248	$8,028
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net	$29	$23
Income taxes paid	$749	$262
Surrender of Common Shares	-	8

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S.

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for our products is affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend.

Our fourth quarter of fiscal 2020 reflects the challenging business environment resulting from the COVID-19 pandemic. The COVID-19 pandemic has caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. The Company believes this access issue is an industry-wide issue related to COVID-19 and not reflective of the loss of any market share unique to the Company or any long-term negative reflection of the post-pandemic vibrancy of the security industry as a whole.

Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and all of its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with reserves for sales returns and allowances, allowance for doubtful accounts, inventory reserves, valuation of intangible assets and income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of June 30, 2020 and 2019 due to their short-term maturities. Long-term debt and lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at June 30, 2020 and 2019. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2020 and 2019. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $326,000 and $88,000 as of June 30, 2020 and 2019, respectively. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

The Company’s acquisition of substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. (“Marks”) in August 2008 included intangible assets recorded at fair value on the date of acquisition. The customer relationships are amortized over their estimated useful lives of twenty years. The Marks trade name was deemed to have an indefinite life. At the conclusion of fiscal 2020, the Company determined that the trade-name was impaired. Accordingly, the Company recorded an impairment charge of $1,852,000 and reclassified the remaining balance of the underlying asset from indefinite-lived to a long-lived asset with a remaining useful life of 20 years as of June 30, 2020.

Changes in intangible assets are as follows (in thousands):

	June 30, 2020			June 30, 2019
	Carrying value	Accumulated amortization	Net book value	Carrying value	Accumulated amortization	Net book value
Customer relationships	$ 9,800	$ (8,732)	$ 1,068	$ 9,800	$ (8,468)	$ 1,332
Trade name	4,048	--	4,048	5,900	--	5,900
	$ 13,848	$ (8,732)	$ 5,116	$ 15,700	$ (8,468)	$ 7,232

Amortization expense for intangible assets subject to amortization was approximately $264,000 and $313,000 for the fiscal years ended June 30, 2020 and 2019, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2021 - $425,000; 2022 - $390,000; 2023 - $362,000; 2024 - $336,000; and 2025 - $315,000. The weighted average remaining amortization period for intangible assets was 17.5 years and 9.1 years at June 30, 2020 and 2019, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for fiscal years ended June 30, 2020 and 2019 was $1,722,000 and $2,047,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored research and development expense for the fiscal years ended June 30, 2020 and 2019 was $7,257,000 and $7,212,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2020	2019	2020	2019	2020	2019
Basic EPS	$8,520	$12,223	18,444	18,574	$0.46	$0.66
Effect of Dilutive Securities:
Stock Options	--	--	49	50	--	--
Diluted EPS	$8,520	$12,223	18,493	18,624	$0.46	$0.66

Options to purchase 38,819 and 2,957 shares of common stock were excluded for the fiscal years ended June 30, 2020 and 2019, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $583,000 and $160,000 were recognized for the fiscal years ended June 30, 2020 and 2019, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company's operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the fiscal years ended June 30, 2020 or 2019.

Comprehensive Income

For the fiscal years ended June 30, 2020 and 2019, the Company's operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($452,000 and $430,000 in the fiscal years ended June 30, 2020 and 2019, respectively) and classifies the costs associated with these sales in cost of sales ($1,034,000 and $1,115,000 in the fiscal years ended June 30, 2020 and 2019, respectively).

Leases

Effective July 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Adoption of the new standard resulted in the recording of an operating ROU asset and lease liabilities of approximately $7.7 million. Given the length of the lease term, the right-of-use asset and corresponding liability assume a weighted discount rate as disclosed below. A change in the rate utilized could have a material effect on the amounts reported. Financial positions for reporting periods beginning on or after July 1, 2019 are presented under new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance. See Note 11 – Commitments and Contingencies; Leases for additional accounting policies and transition disclosures.

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

For product sales, the Company typically transfers control at a point in time upon shipment or delivery of the product. For monthly communication services the Company satisfies its performance obligation as the services are rendered and therefore recognizes revenue over the monthly period.

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

The Company provides limited standard warranty for defective products, usually for a period of 24 to 36 months. The Company accepts returns for such defective products as well as for other limited circumstances. The Company also provides rebates to customers for meeting specified purchasing targets and other coupons or credits in limited circumstances. The Company establishes reserves for the estimated returns, rebates and credits and measures such variable consideration based on the expected value method using an analysis of historical data. Changes to the estimated variable consideration in subsequent periods are not material. As of June 30, 2020 and 2019, the Company included refund liabilities of approximately $3,331,000 and $3,524,000, respectively, in current liabilities. As of June 30, 2020 and 2019, the Company included return-related assets of approximately $701,000 and $820,000, respectively, in other current assets.

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 9% and 8% for the fiscal years ended June 30, 2020 and 2019, respectively.

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

	Fiscal year ended June 30,
	2020	2019
Major Product Lines:
Intrusion and access alarm products	$31,310	$31,557
Door locking devices	46,004	53,948
Services	24,045	17,427
Total Revenues	$101,359	$102,932

NOTE 3 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 24% and 19% of the Company’s accounts receivable at June 30, 2020 and 2019, respectively. Sales to this customer did not exceed 10% of net sales during fiscal year ended June 30, 2020. Sales to this customer comprised 10% of net sales during fiscal year ended June 30, 2019. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in either of the fiscal years ended June 30, 2020 and 2019. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2019. Sales to this customer did not exceed 10% of net sales in either of the fiscal years ended June 30, 2020 or 2019.

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

Inventories, net of reserves consist of the following as of June 30, (in thousands):

	2020	2019
Component parts	$22,877	$21,543
Work-in-process	7,276	5,377
Finished product	11,602	7,918
	$41,755	$34,838
Classification of inventories, net of reserves:
Current	$35,231	$29,576
Non-current	6,524	5,262
	$41,755	$34,838

NOTE 5 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30,
	2020	2019	Useful Life in Years
Land	$904	$904	--
Buildings	8,911	8,911	30 to 40
Molds and dies	7,337	7,333	3 to 5
Furniture and fixtures	2,792	2,691	5 to 10
Machinery and equipment	24,878	23,915	7 to 10
Building improvements	2,173	1,625	Shorter of the lease term or life of asset
	46,995	45,379
Less: accumulated depreciation and amortization	(38,907)	(37,685)
	$8,088	$7,694

Depreciation and amortization expense on property, plant, and equipment was approximately $1,221,000 and $1,085,000 in fiscal 2020 and 2019, respectively.

NOTE 6 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended June 30,
	2020	2019
Current income taxes:
Federal	$1,715	$310
State	404	141
	2,119	451
Deferred income tax provision	165	771
Provision for income taxes	$2,284	$1,222

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30, (dollars in thousands):

	2020		2019
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax at Federal statutory rate	$2,269	21.0%	$2,822	21.0%
Increases (decreases) in taxes resulting from:
Meals and entertainment	44	0.4%	49	0.3%
State income taxes, net of Federal income tax benefit	112	1.0%	103	0.8%
Foreign source income not subject to tax	(1,213)	(11.2)%	(1,219)	(9.1)%
R&D Credit	(523)	(4.8)%	(408)	(3.0)%
Transition tax	0	0.0%	0	0.0%
Foreign withholding tax	0	0.0%	0	0.0%
Release of accrued tax reserves	0	0.0%	(151)	(1.1)%
Uncertain Tax Positions	775	7.1%	0	0.0%
IRS examination settlements	832	7.7%	12	0.1%
Other, net	(12)	(0.1)%	14	0.1%
Effective tax rate	$2,284	21.1%	$1,222	9.1%

Deferred tax assets and deferred tax liabilities at June 30, 2020 and 2019 are as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	2020	2019
Accounts receivable	$40	$17
Inventories	374	246
Accrued liabilities	262	250
Stock based compensation expense	96	36
Intangibles	(300)	(502)
R&D credit	0	378
Property, plant and equipment	(484)	(407)
Revenue reserves	308	319
Other deferred tax liabilities	(408)	(409)
	(112)	(72)
Valuation allowance	--	--
Net deferred tax liabilities	$(112)	$(72)

The Company has identified the United States and New York State as its major tax jurisdictions. Fiscal year 2017 is currently under audit by the Internal Revenue Service (“IRS”). Fiscal year 2018 and forward years are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

The Company was audited by the IRS for the fiscal year 2016. In July 2019, the Company received Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation of Internal Revenue Code (“IRC”) Section 956 arising from the intercompany balances on the books of the Company. In August 2019, the Company filed a formal protest with the IRS requesting an opportunity to appeal the examination findings to the Appeals Office. During fiscal year 2020, the Company settled the issue at Appeals. There is a provision recorded for the federal and state impact of $762,000 and $70,000, respectively.

The Company is currently under audit for the fiscal year 2017. The IRS has raised the IRC Section 956 issue that was settled during the fiscal year 2016 audit. The Company strongly believes that the position of the IRS with regard to this matter is inconsistent with the provisions of IRC Section 956 and that the Company is willing to go to court, if necessary to argue its position. During fiscal year 2020, the Company’s Provision for income taxes included a provision for the incremental tax liability of $657,000 and interest of $66,000 was recorded for the 2017 and 2018 fiscal years.

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of tax rates in foreign jurisdictions, state and local income taxes, tax benefit of R&D credits, certain nondeductible expenses, uncertain tax positions, audit settlements and global intangible low-taxed income (“GILTI”).

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is comprehensive tax legislation effective January 1, 2018 that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and includes provisions to tax GILTI. We are subject to the GILTI provisions beginning with the fiscal year ended June 30, 2019. The Tax Act also imposed a one-time transition tax on its unremitted foreign earnings. ASC 740 requires filers to record the effects of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of March 31, 2019, the Company finalized its accounting for the income tax effects of the Tax Act and no additional expense was recorded since the final transition tax expense was equal to the $381,000 provisional expense reported in the fiscal year ended June 30, 2018. The net section 965 tax liability was $338,000, which is payable over 8 years.

During the year ending June 30, 2020 the Company increased its reserve for uncertain income tax positions by $824,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2020, the Company had accrued interest totaling $83,000 and $866,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company claims R&D tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total
Balance of gross unrecognized tax benefits as of July 1, 2018	$221	$--	$221
Decrease to unrecognized tax benefits resulting from the release of R&D credits due to the IRS audit	(151)		(151)
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	55	--	55
Balance of gross unrecognized tax benefits as of June 30, 2019	$125	$--	$125
Increase to unrecognized tax benefits resulting from deemed dividends for investments in US property	682	83	765
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	59	--	59
Balance of gross unrecognized tax benefits as of June 30, 2020	$866	$83	$949

The Company plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided withholding tax on the permanently reinvested earnings. The Company has accrued $408,000 for withholding taxes on undistributed earnings that are not permanently reinvested. As of June 30, 2020 the Company had approximately $42.5 million of undistributed earnings of foreign subsidiaries.

NOTE 7 - Long-Term Debt

As of June 30, 2020, long-term debt consisted of a revolving line of credit of $11,000,000 (“Agreement”) which expires in June 2021 and term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program.

Outstanding balances and interest rates as of June 30, 2020 and June 30, 2019 are as follows (dollars in thousands):

	June 30, 2020		June 30, 2019
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$--	n/a	$--	n/a
Term loans	3,904	1%	--	n/a
	3,904		--
Less: current maturities	(1,794)		--
Long-term debt	$2,110		$--

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

During the fourth quarter of fiscal 2020, the Company received the proceeds of promissory notes dated between April 17, 2020 and May 7, 2020 (the “PPP Loan Agreement”), entered into between the Company and HSBC Bank USA N.A., as lender (the “Lender). Lender made the loans pursuant to the Paycheck Protection Program (the “PPP”), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the SBA implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time. Pursuant to the PPP Loan Agreement, the Lender made loans to the Company with an aggregate principal amount of $3,904,000 (the “PPP Loan”).

The maturity dates of the PPP Loan are between April 17, 2022 and May 7, 2022, which is two years from the PPP Loan Agreement date. The interest accrues from the date of disbursement of the PPP Loan (the “Effective Date”). The PPP Loan bears interest at a fixed rate equal to one percent (1%) per annum and interest will accrue from the Effective Date. PPP Loan payments are deferred for the first six months from the Effective Date. Subject to any PPP Loan forgiveness granted by the CARES Act, the Company will subsequently pay 18 fully amortized monthly consecutive principal and interest payments for all principal and all accrued interest not yet paid, with the first PPP Loan payment due on the date that is seven months after the Effective Date. The proceeds of the PPP Loan shall be used for the following purposes only: (i) payroll costs as defined by the CARES Act, (ii) costs related to the continuation of group health care benefits during periods of paid sick, medical, or family leave, and insurance premiums; (iii) mortgage interest payments, (iv) rent payments, (v) utility payments, (vi) interest payments on any other debt obligations incurred before February 15, 2020, and/or (vii) refinancing a SBA Economic Injury Disaster Loan made between January 31, 2020 and April 3, 2020.

The PPP Loan and the related documentation contain customary events of default, including: (i) any representation or warranty made, or financial or other information provided, by the Company under the PPP Loan Agreement being false or misleading in any material respect; (ii) the failure by the Company to make required payments; (iii) the failure by the Company to perform or comply with certain agreements; and (iv) the dissolution or termination of the Company's existence as a going business, the insolvency of the Company, the appointment of a receiver for any part of the Company's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. Upon default, Lender may declare the entire unpaid principal balance under this Note and all accrued unpaid interest immediately due, and then the Company will pay that amount. Lender may hire or pay someone else to help collect this Note if the Company does not pay. The Company will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses, whether or not there is a lawsuit, including attorneys' fees, expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. The Company also will pay any court costs, in addition to all other sums provided by law.

Should the Company default on the PPP Loan, SBA may be required to pay Lender under the SBA guarantee. SBA may then seek recovery of these funds from the Company and the Company may not claim or assert against SBA any immunities or defenses available under local law to defeat, modify or otherwise limit the Company's obligation to repay to SBA any funds advanced by Lender to the Company. If the Company defaults on the SBA-guaranteed loan and SBA suffers a loss, the names of the small business will be referred for listing in the Credit Alert Verification Reporting System (CAIVRS) database, which may affect their edibility for further assistance.

Pursuant to the CARES Act, the loan may be forgiven by the SBA. The Company anticipates applying for forgiveness of these loans during fiscal 2021. The amount of loan forgiveness is determined by and is subject to the sole approval of the SBA. The amount of loan forgiveness may be reduced if loan proceeds are spent inappropriately. To receive loan forgiveness, the Company must apply for loan forgiveness and provide documentation as requested by the SBA. There will be no loan forgiveness without the Company’s submission of the proper application and documentation to Lender to include all SBA requirements. Not more than 25% of the amount forgiven can be attributable to non-payroll costs. No assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The Company is accounting for the PPP Loan as debt in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470, Debt and accrue interest in accordance with the interest method under FASB ASC 835-30.

The Company will not impute additional interest at a market rate (even though the stated interest rate may be below market) as transactions where interest rates are prescribed by governmental agencies are excluded from the scope of the FASB ASC 835-30 guidance on imputing interest.

For purposes of de-recognition or forgiveness of the liability, FASB ASC 470-50-15-4 refers to guidance in FASB ASC 405-20. Based on the guidance in FASB ASC 405-20-40-1, the proceeds from the loan would remain recorded as a liability until either (1) the loan is, in part or wholly, forgiven and the debtor has been “legally released” or (2) the debtor pays off the loan to the creditor. Once the loan is, in part or wholly, forgiven and legal release is received, the Company will reduce the liability by the amount forgiven and record a gain on extinguishment.

NOTE 8 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the fiscal years ended June 30, 2020 and 2019, the Company recorded non-cash compensation expense of $583,000 ($0.03 per basic and diluted share) and $160,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2020, 117,840 stock options were outstanding, 35,000 stock options were exercisable and 731,960 stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2020 and 2019 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019
Risk-free interest rates	0.6% - 2.1%	2.5% - 3.1%
Expected lives	10 years	10 years
Expected volatility	44% - 46%	48% - 52%
Expected dividend yields	0%	0%

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

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2020		2019
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	72,500	$11.01	57,200	$7.09
Granted	70,940	24.50	29,000	16.59
Terminated	(10,000)	19.84	0	0
Exercised	(15,600)	7.55	(13,700)	6.42
Outstanding, end of year	117,840	$18.84	72,500	$11.01
Exercisable, end of year	35,000	$13.13	33,800	$8.05
Weighted average fair value at grant date of options granted	$13.43		$9.15
Total intrinsic value of options exercised	$278,000		$160,000
Total intrinsic value of options outstanding	$696,000		$1,353,000
Total intrinsic value of options exercisable	$389,000		$731,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2020:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37-$33.59	117,840	8.4	$18.84	35,000	$6.50
	117,840	8.4	$18.84	35,000	$6.50

As of June 30, 2020, there was $849,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 70,940 and 29,000 options were granted during the fiscal years ended June 30, 2020 and 2019, respectively. 3,600 of the 15,600 stock options exercised during the fiscal year ended June 30, 2020 were settled by exchanging 1,628 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 8,200 of the 13,700 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 3,106 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The total grant date fair value of the options vesting during the fiscal years ended June 30, 2020 and 2019 under this plan was $197,000 and $95,000, respectively. $79,000 and $31,000 was received from option exercises for the fiscal years ended June 30, 2020 and 2019, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2020, 12,000 stock options were outstanding, 5,760 stock options were exercisable and no further stock options were available for grant under this plan.

The fair value of each option granted during fiscal 2020 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2020
Risk-free interest rates	1.6%
Expected lives	10 years
Expected volatility	44%
Expected dividend yields	0%

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2020		2019
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	10,200	$7.99	27,800	$6.85
Granted	1,800	23.35	--	--
Terminated	--	--	(1,800)	8.70
Exercised	--	--	(15,800)	5.91
Outstanding, end of year	12,000	$10.29	10,200	$7.99
Exercisable, end of year	5,760	$8.35	3,000	$6.27
Weighted average fair value at grant date of options granted	$12.94		n/a
Total intrinsic value of options exercised	n/a		$192,000
Total intrinsic value of options outstanding	$157,000		$221,000
Total intrinsic value of options exercisable	$87,000		$70,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2020:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.37 - $23.35	12,000	7.2	$10.29	5,760	$8.35
	12,000	7.2	$10.29	5,760	$8.35

As of June 30, 2020, there was $46,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 1,800 and 0 options were granted during the fiscal years ended June 30, 2020 and 2019, respectively. 14,600 of the 15,800 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 4,832 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The total grant date fair value of the options vesting during each of the fiscal years ended June 30, 2020 and 2019 under this plan was $18,000 and $22,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2020, 48,400 stock options were outstanding, 12,240 stock options were exercisable and 0 stock options were available for grant under this plan.

The fair value of each option granted during the fiscal year ended June 30, 2020 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019
Risk-free interest rates	1.6% - 1.8%	2.9%
Expected lives	10 years	10 years
Expected volatility	44% - 45%	50%
Expected dividend yields	0%	0%

The following table reflects activity under the 2018 Non-Employee plan for the fiscal year ended June 30,:

	2020		2019
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	15,200	$16.20	--	$--
Granted	33,200	26.82	20,000	16.20
Terminated	--	--	(3,200)	16.20
Exercised	--	--	(1,600)	16.20
Outstanding, end of year	48,400	$23.48	15,200	$16.20
Exercisable, end of year	12,240	$21.96	2,400	$16.20
Weighted average fair value at grant date of options granted	$15.09		$10.24
Total intrinsic value of options exercised	n/a		$24,000
Total intrinsic value of options outstanding	$110,000		$205,000
Total intrinsic value of options exercisable	$40,000		$32,000

The following table summarizes information about stock options outstanding under the 2018 Non- Employee Plan at June 30, 2020:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$16.20-$30.54	48,400	9.2	$23.48	12,240	$21.96
	48,400	9.2	$23.48	12,240	$21.96

As of June 30, 2020, there was $410,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 33,200 and 20,000 options were granted during the fiscal years ended June 30, 2020 and 2019, respectively. 800 of the 1,600 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 395 shares of the Company’s common stock which were retired and returned to unissued status upon receipt and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2020 and 2019 under this plan was $133,000 and $41,000, respectively.

2020 Non-Employee Stock Option Plan

In May 2020, the stockholders approved the 2020 Non-Employee Stock Option Plan (the “2020 Non-Employee Plan”). This plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2020, 0 stock options were outstanding, 0 stock options were exercisable and 50,000 stock options were available for grant under this plan.

NOTE 9 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 6, the Company’s lender gave its consent to this stock repurchase plan. During the fiscal year ended June 30, 2020 the Company repurchased 144,405 shares of its outstanding common stock at a weighted average price of $16.99. Shares repurchased through June 30, 2020 are included in the Company’s Treasury Stock as of June 30, 2020. Pursuant to the PPP Loan Agreement described in Note 7, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein.

During fiscal 2020, certain employees and Directors exercised stock options under the Company’s 2012 Employee and Non-Employee Stock Option Plans totaling 15,600 shares. 3,600 of these exercises were completed as cashless exercises as allowed for under the Plans, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 1,628 and was based upon the per share price on the effective date of the option exercise.

During fiscal 2019, certain employees and Directors exercised stock options under the Company’s 2012 Employee and Non-Employee Stock Option Plans and the Company’s 2002 Employee Stock Option Plan totaling 31,100 shares. 23,600 of these exercises were completed as cashless exercises as allowed for under the Plans, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 8,333 and was based upon the per share price on the effective date of the option exercise.

NOTE 10 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $133,000 for the years ended June 30, 2020 and 2019.

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

Operating leases are included in operating lease right-of-use assets, accrued expenses and operating lease liabilities, non-current on our condensed consolidated balance sheets.

For the fiscal year ended June 30, 2020, cash payments against operating lease liabilities totaled $240.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	72 years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2020 (in thousands):

Year Ending June 30,	Amount
2021	$282
2022	272
2023	263
2024	254
2025	245
Thereafter	6,079
Total	$7,395

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, undiscounted future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

Year Ending June 30,	Amount
2020	$315
2021	314
2022	311
2023	297
2024	288
Thereafter	19,536
Total	$21,061

Operating lease expense totaled approximately $315,000 and $330,000, for the fiscal years ended June 30, 2020 and 2019, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

Employment Agreements

As of June 30, 2020, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $752,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Engineering expires in August 2022 and provides for an annual salary of $333,799, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations

	Fiscal Year ended June 30,
	2020	2019
	(in thousands)
Sales to external customers(1):
Domestic	$99,496	$100,716
Foreign	1,863	2,216
Total Net Sales	$101,359	$102,932

	As of June 30,
	2020	2019
Identifiable assets:
United States	$69,436	$59,683
Dominican Republic (2)	36,402	26,225
Total Identifiable Assets	$105,838	$85,908

(1) All of the Company's sales originate in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2) Consists primarily of inventories (2020 = $25,246; 2019 = $22,549), operating lease assets (2020 = $7,395; 2019 = $0) and fixed assets (2020 = $3,481; 2019 = $3,443) located at the Company's principal manufacturing facility in the Dominican Republic.

NOTE 13 – Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the consolidated financial statements.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Management’s Annual Report on Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting is set forth on page FS-1.

Audit Opinion on Internal Control over Financial Reporting. The effectiveness of the Company’s internal control over financial reporting has been audited by Baker Tilly US, LLP an independent registered public accounting firm, as stated in their report, which is included herein on page FS-2.

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

The Board of Directors of the Company has an Audit Committee comprised of three non-management directors. The Committee meets periodically with financial management and the independent auditors to review accounting, control, audit and financial reporting matters. Baker Tilly US, LLP has full and free access to the Audit Committee, with and without the presence of management.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected or is likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors appearing in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (“Proxy Statement”) under the heading “Election of Directors”, is incorporated herein by reference.

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

ITEM 11: EXECUTIVE COMPENSATION

The information appearing in the Proxy Statement under the heading “Executive Compensation” and the information appearing in the Proxy Statement relating to the compensation of directors under the caption “Compensation of Directors” are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in the Proxy Statement under the heading “Beneficial Ownership of Common Stock” is incorporated herein by this reference.

Information regarding Equity Compensation Plan Information as of June 30, 2020 is included in Item 5.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)	2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

B. Supplementary Financial Data

(a)	3. and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June, 30 2011
Ex-3.(iii)	Second Amended and Restated By-Laws	Exhibit 3.(ii) to Report on Form 18-K (Commission file No. 0-10004) filed on September 8, 2020
Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.02 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.03 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.04 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.05 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.06	Continuing General Security Agreement	Exhibit 4.06 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.07 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.08 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.09	Amendment No. 3 to Third Amended and Restated Credit Agreement	Item 1.01 (e) contained in Report on Form 8-K (Commission file No. 0-10004) dated June 28, 2016
Ex 4.10	Description of the Company’s Securities	E-17
*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008
*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.D	2018 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2018 for Annual Meeting of Stockholders to be held on December 11, 2018
*Ex-10.E	2020 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated April 13, 2020 for Annual Meeting of Stockholders to be held on May 21, 2020
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010
*Ex-10.M	Two (2) Year Extension, dated October 24, 2019, of Employment Agreement between the Registrant and Michael Carrieri	E-24

*Ex-10.N	Form of Indemnification Agreement adopted September 3, 2020	E-25
*Ex-10.O	Severance Agreement between the Registrant and Kevin S Buchel dated December 30, 2015	Exhibit 10.O to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2016
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010
Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Auditors	E-19
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22
Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23
Ex-101.INS	XBRL Instance Document **
Ex-101.SCH	XBRL Taxonomy Extension Schema Document**
Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 15, 2020

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ RICHARD SOLOWAY	Chairman of the Board of Directors,	September 15, 2020
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/ KEVIN S. BUCHEL	Senior Vice President of Operations	September 15, 2020
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/ PAUL STEPHEN BEEBER	Director	September 15, 2020
Paul Stephen Beeber

/s/ RICK LAZIO	Director	September 15, 2020
Rick Lazio

/s/ DONNA SOLOWAY	Director	September 15, 2020
Donna Soloway

/s/ ROBERT UNGAR	Director	September 15, 2020
Robert Ungar

/s/ ANDREW J. WILDER	Director	September 15, 2020
Andrew J. Wilder