Form 10-Q
period 2020-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2020-11-05
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

(631) 842-9400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year if
changed from last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NSSC	Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:            Yes ⌧           No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).             Yes ⌧             No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ◻ Accelerated filer ⌧ Non-accelerated filer ◻ Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: November 3, 2020

COMMON STOCK, $.01 PAR VALUE PER SHARE     18,347,351

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020
	(unaudited)	June 30, 2020
	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$21,870	$18,248
Accounts receivable, net of allowance for doubtful accounts of $326 at September 30, 2020 and June 30, 2020 and other reserves	19,206	22,932
Inventories, net	33,528	35,231
Prepaid expenses and other current assets	1,945	2,049
Total Current Assets	76,549	78,460
Inventories - non-current, net	8,915	6,524
Property, plant and equipment, net	7,914	8,088
Intangible assets, net	5,010	5,116
Operating lease asset	7,390	7,395
Other assets	250	255
TOTAL ASSETS	$106,028	$105,838

CURRENT LIABILITIES
Accounts payable	$5,094	$6,547
Accrued expenses	4,672	5,744
Accrued salaries and wages	2,794	2,181
Current portion of long-term debt	434	1,794
Accrued income taxes	861	1,148
Total Current Liabilities	13,855	17,414
Long-term debt, net of current portion	3,470	2,110
Deferred income taxes	22	112
Accrued income taxes	1,250	1,188
Long term operating lease liabilities	7,107	7,113
Total Liabilities	25,704	27,937
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,241,066 shares issued; and 18,347,351 shares outstanding	212	212
Additional paid-in capital	17,870	17,766
Retained earnings	81,763	79,444
Less: Treasury Stock, at cost (2,749,310 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	80,324	77,901
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,028	$105,838

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,
	2020	2019

Net sales:	(in thousands, except for share and per share data)
Equipment revenues	$15,898	$20,921
Service revenues	7,275	5,364
	23,173	26,285
Cost of sales:
Equipment related expenses	11,307	13,638
Service related expenses	1,174	1,129
	12,481	14,767

Gross Profit	10,692	11,518
Research and development	1,889	1,749
Selling, general, and administrative expenses	6,149	6,160
	8,038	7,909
Operating Income	2,654	3,609
Other expense:
Interest expense, net	6	7
Income before Provision for Income Taxes	2,648	3,602
Provision for Income Taxes	329	369
Net Income	$2,319	$3,233

Income per share:
Basic	$0.13	$0.17
Diluted	$0.13	$0.17

Weighted average number of shares outstanding:
Basic	18,347,000	18,478,000
Diluted	18,392,000	18,536,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Three months ended September 30, 2020 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2020	21,241,066	$212	$17,766	(2,893,715)	$(19,521)	$79,444	$77,901
Net income	—	—	—	—	—	2,319	2,319
Stock-based compensation expense	—	—	104	—	—	—	104
Balances at September 30, 2020	21,241,066	$212	$17,870	(2,893,715)	$(19,521)	$81,763	$80,324

	Three months ended September 30, 2019 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2019	21,227,094	$212	$17,103	(2,749,310)	$(17,067)	$70,924	$71,172
Net income	—	—	—	—	—	3,233	3,233
Stock-based compensation expense	—	—	17	—	—	—	17
Balances at September 30, 2019	21,227,094	$212	$17,120	(2,749,310)	$(17,067)	$74,157	$74,422

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,
	2020	2019

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,319	$3,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	427	364
Deferred income taxes	(90)	188
Stock based compensation expense	104	17
Changes in operating assets and liabilities:
Accounts receivable	3,726	1,240
Inventories	(688)	(2,402)
Prepaid expenses and other current assets	104	(137)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(2,137)	424
Net Cash Provided by Operating Activities	3,765	2,927
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(143)	(181)
Net Cash Used in Investing Activities	(143)	(181)
Net Change in Cash and Cash Equivalents	3,622	2,746
CASH AND CASH EQUIVALENTS - Beginning	18,248	8,028
CASH AND CASH EQUIVALENTS - Ending	$21,870	$10,774
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$6	$13
Income taxes paid	$643	$735

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SEPTEMBER 30, 2020

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc. (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, wireless communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S. While recurring service revenues have continued to increase during the quarters ended September 30, 2020 and June 30, 2020, equipment sales were negatively impacted by the economic slowdown associated with the recent COVID-19 pandemic.

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

Our fourth quarter of fiscal 2020 and the first quarter of fiscal 2021 reflect the challenging business environment resulting from the COVID-19 pandemic. The COVID-19 pandemic has caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. The Company believes this access issue is an industry-wide issue related to COVID-19 and not reflective of the loss of any market share unique to the Company or any long-term negative reflection of the post-pandemic vibrancy of the security industry as a whole.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2020 and June 30, 2020 due to their short-term maturities. Long-term debt and lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at September 30, 2020 and June 30, 2020. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2020 and June 30, 2020. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $326,000 as of September 30, 2020 and June 30, 2020. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives and are reviewed for impairment whenever there is an indication that the carrying amount may not be recovered.

The Company’s acquisition of substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. (“Marks”) in August 2008 included intangible assets recorded at fair value on the date of acquisition. The customer relationships are amortized over their estimated useful lives of twenty years. At the acquisition, the Marks trade name was deemed to have an indefinite life. At the conclusion of fiscal 2020, the Company determined that the trade-name was impaired. Accordingly, the Company recorded an impairment charge of

$1,852,000 and reclassified the remaining balance of the underlying asset from indefinite-lived to a long-lived asset with a remaining useful life of 20 years as of June 30, 2020.

Changes in intangible assets are as follows (in thousands):

	September 30, 2020			June 30, 2020
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(8,787)	$1,013	$9,800	$(8,732)	$1,068
Trade name	4,048	(51)	3,997	4,048	—	4,048
	$13,848	$(8,838)	$5,010	$13,848	$(8,732)	$5,116

Amortization expense for intangible assets subject to amortization was approximately $106,000 and $66,000 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows:2021 - $425,000; 2022 - $390,000; 2023 - $362,000; 2024 - $336,000; and 2025 - $315,000. The weighted average remaining amortization period for intangible assets was 17.4 years and 17.5 years at September 30, 2020 and June 30, 2020, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2020 and 2019 was $343,000 and $514,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Research and development expense for the three months ended September 30, 2020 and 2019 was $1,889,000 and $1,749,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2020	2019	2020	2019	2020	2019
Basic EPS	$2,319	$3,233	18,347	18,478	$0.13	$0.17
Effect of Dilutive Securities:
Stock Options	—	—	45	58	—	—
Diluted EPS	$2,319	$3,233	18,392	18,536	$0.13	$0.17

Options to purchase 40,000 shares of common stock were excluded for the three months ended September 30, 2020 and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period. There were no anti-dilutive common share equivalents for the three months ended September 30, 2019.

Stock-Based Compensation

The Company has established four share incentive programs as discussed in Note 8.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Stock-based compensation costs of $104,000 and $17,000 were recognized for the three months ended September 30, 2020 and 2019, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three months ended September 30, 2020 or 2019.

Comprehensive Income

For the three months ended September 30, 2020 and 2019, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

Segment Reporting

The Company’s reportable operating segments are determined based on the Company’s management approach. The management approach is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company’s results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical data in Note 12.

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($106,000 and $112,000 in the three months ended September 30, 2020 and 2019, respectively); and classifies the costs associated with these revenues in cost of sales ($221,000 and $260,000 in the three months ended September 30, 2020 and 2019, respectively).

Leases

Effective July 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Adoption of the new standard resulted in the recording of an operating ROU asset and lease liabilities of approximately $7.7 million. Given the length of the lease term, the right-of-use asset and corresponding liability assume a weighted discount rate as disclosed below. A change in the rate utilized could have a material effect on the amounts reported. Financial positions for reporting periods beginning on or after July 1, 2019 are presented under new guidance. See Note 11 – Commitments and Contingencies; Leases for additional accounting policies and transition disclosures.

NOTE 2 – Revenue Recognition and Contracts with Customers

Net Sales

The Company is engaged in two major lines of business: (1) the development, manufacture, and distribution of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use and (2) the Company provides wireless communication service for intrusion and fire alarm systems on a monthly basis. These products and services are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States.

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

The Company provides limited standard warranty for defective products, usually for a period of 24 to 36 months. The Company accepts returns for such defective products as well as for other limited circumstances. The Company also provides rebates to customers for meeting specified purchasing targets and other coupons or credits in limited circumstances. The Company establishes reserves for the estimated returns, rebates and credits and measures such variable consideration based on the expected value method using an analysis of historical data. Changes to the estimated variable consideration in subsequent periods are not material. As of September 30, 2020 and June 30, 2020, the Company included refund liabilities of approximately $3,123,000 and $3,331,000, respectively, in current liabilities. As of September 30, 2020 and June 30, 2020, the Company included return-related assets of approximately $655,000 and $701,000, respectively, in other current assets.

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 9% and 8% for the three months ended September 30, 2020 and 2019, respectively.

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

	Three months ended September 30,
	2020	2019
Major Product Lines:
Intrusion and access alarm products	$7,325	$8,014
Door locking devices	8,573	12,907
Services	7,275	5,364
Total Revenues	$23,173	$26,285

NOTE 3 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 11% and 24% of the Company’s accounts receivable at September 30, 2020 and June 30, 2020, respectively. Sales to this customer did not exceed 10% of net sales in the three months ended September 30, 2020. Sales to this customer comprised 13% of net sales during the three months ended September 30, 2019. The Company had another customer with an accounts receivable balance that comprised 12% of the Company’s accounts receivable at September 30, 2020. The customer’s accounts receivable balance did not exceed 10% of accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in either of the three months ended September 30, 2020 and 2019. The Company had another customer with an accounts receivable balance that comprised 11% of the Company's accounts receivable at September 30, 2020. The customer's accounts receivable balance did not exceed 10% of accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in either of the three months ended September 30, 2020 and 2019.

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

Inventories, net of reserves consist of the following, (in thousands):

	September 30,	June 30,
	2020	2020
Component parts	$23,254	$22,877
Work-in-process	7,396	7,276
Finished product	11,793	11,602
	$42,443	$41,755

Classification of inventories, net of reserves:
Current	$33,528	$35,231
Non-current	8,915	6,524
	$42,443	$41,755

NOTE 5 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2020	June 30, 2020	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,340	7,337	3 to 5
Furniture and fixtures	2,792	2,792	5 to 10
Machinery and equipment	25,018	24,878	7 to 10
Building improvements	2,173	2,173	Shorter of the lease term or life of asset
	47,138	46,995
Less: accumulated depreciation and amortization	(39,224)	(38,907)
	$7,914	$8,088

Depreciation and amortization expense on property, plant, and equipment was approximately $317,000 and $295,000 for the three months ended September 30, 2020 and 2019, respectively.

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

For the three months ended September 30, 2020, the Company recognized net income tax expense of $329,000. During the three months ended September 30, 2020, the Company increased its reserve for uncertain income tax positions by $61,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of September 30, 2020, the Company had accrued interest totaling $92,000 as well as $918,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2020, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2017 and thereafter.

The Company was audited by the IRS for fiscal year 2016.  In July 2019, the Company received a Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation under Internal Revenue Code (“IRC”) Section 956 arising from the intercompany balances on the books of the Company. In August 2019, the Company filed a formal protest with the IRS requesting an opportunity to appeal the examination findings to the Appeals Office.  During fiscal year 2020, the Company settled the issue at Appeals and recorded a provision for the federal and state impact of $762,000 and $70,000 respectively.

The Company is currently under audit for the fiscal year 2017.  The IRS has raised the IRC Section 956 issue that was settled during the fiscal year 2016 audit.  The Company strongly believes that the position of the IRS with regard to this matter is inconsistent with the provisions of IRC Section 956 and that the Company is willing to litigate, if necessary to argue its position.  During fiscal year 2020, the Company’s Provision for income taxes included a provision for the incremental tax liability of $657,000 and interest of $66,000 was recorded for the 2017 and 2018 fiscal years.  For the three months ended September 30, 2020 additional interest expense was accrued for in the amount of $9,000.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 7 - Long-Term Debt

As of September 30, 2020, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024 and term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program.

Outstanding balances and interest rates as of September 30, 2020 and June 30, 2020 are as follows (dollars in thousands):

	September 30, 2020		June 30, 2020
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$—	n/a	$—	n/a
Term loans	3,904	1%	3,904	1%
	3,904		3,904
Less: current maturities	(434)		(1,794)
Long-term debt	$3,470		$2,110

The Revolver Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 1.15% to 2.00%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Revolver Agreement. The Company’s obligations under the Revolver Agreement continue to be secured by substantially all of its domestic assets, including but not limited to, deposit accounts, accounts receivable, inventory, equipment and fixtures and intangible assets. In addition, the Company’s wholly-owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Revolver Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Revolver Agreement. The Revolver Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Revolver Agreement. In September 2020, the Company and its lender amended the Revolver Agreement, which had an expiration date of June 2021, to expire in June 2024. The amended Revolver Agreement also removed certain requirements and restrictions on the Company as well as removing the mortgage on the Company’s Amityville facility.

During the fourth quarter of fiscal 2020, the Company received the proceeds of promissory notes (“Notes”) dated between April 17, 2020 and May 7, 2020 (the “PPP Loan Agreement”), entered into between the Company and HSBC Bank USA N.A., as lender (the “Lender). The Lender made the loans pursuant to the Paycheck Protection Program (the “PPP”), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the SBA implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time. Pursuant to the PPP Loan Agreement, the Lender made loans to the Company with an aggregate principal amount of $3,904,000 (the “PPP Loan”).

Pursuant to the CARES Act, the loan may be forgiven by the SBA. The Company anticipates applying for forgiveness of these loans during fiscal 2021. The amount of loan forgiveness is determined by and is subject to the sole approval of the SBA. The amount of loan forgiveness is determined by calculating allowable expenses during a period of 24 weeks from the date of the receipt of the loan proceeds (the “Effective Period”) and may be reduced if loan proceeds are spent inappropriately. To receive loan forgiveness, the Company must apply for loan forgiveness and provide documentation as requested by the SBA. There will be no loan forgiveness without the Company’s submission of the proper application and documentation to Lender to include all SBA requirements. Not more than 25% of the amount forgiven can be attributable to non-payroll costs. No assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The maturity dates of the PPP Loan are between April 17, 2022 and May 7, 2022, which is two years from the PPP Loan Agreement date. The interest accrues from the date of disbursement of the PPP Loan (the “Effective Date”). The PPP Loan bears interest at a fixed rate equal to one percent (1%) per annum and interest will accrue from the Effective Date. PPP Loan payments are deferred for ten months after the end of the effective period. Subject to any PPP Loan forgiveness granted by the CARES Act, the Company will subsequently pay 18 fully amortized monthly consecutive principal and interest payments for all principal and all accrued interest not yet paid, with the first PPP Loan payment due on the date that is ten months after the end of the effective period. The proceeds of the PPP Loan shall be used for the following purposes only: (i) payroll costs as defined by the CARES Act, (ii) costs related to the continuation of group health care benefits during periods of paid sick, medical, or family leave, and insurance premiums; (iii) mortgage interest payments, (iv) rent payments, (v) utility payments, (vi) interest payments on any other debt obligations incurred before February 15, 2020, and/or (vii) refinancing a SBA Economic Injury Disaster Loan made between January 31, 2020 and April 3, 2020.

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

Should the Company default on the PPP Loan, SBA may be required to pay Lender under the SBA guarantee. SBA may then seek recovery of these funds from the Company and the Company may not claim or assert against SBA any immunities or defenses available under local law to defeat, modify or otherwise limit the Company's obligation to repay to SBA any funds advanced by Lender to the Company. If the Company defaults on the SBA-guaranteed loan and SBA suffers a loss, the names of the small business will be referred for listing in the Credit Alert Verification Reporting System (CAIVRS) database, which may affect their eligibility for further assistance.

The Company is accounting for the PPP Loan as debt in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470, Debt and accrues interest in accordance with the interest method under FASB ASC 835-30.

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

NOTE 8 - Stock Options

The Company follows ASC Topic 718, "Compensation-Stock Compensation", which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. The Company recorded non-cash compensation expense relating to stock-based compensation of $104,000 and $17,000 for the three months ended September 30, 2020 and 2019, respectively ($0.01 and $0.00 per basic and diluted share for each period, respectively).

2012 Employee Stock Option Plan

In December 2012, the stockholders approved the 2012 Employee Stock Option Plan (" 2012 Employee Plan"). The 2012 Employee Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company’s common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options, which are intended to qualify as incentive stock options ("ISOs"), to valued employees. Any plan participant who is granted ISOs and possesses more than

10% of the voting rights of the Company’s outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2020, 117,840 stock options were outstanding, 37,400 stock options were exercisable and 731,960 stock options were available for grant under this plan.

No options were granted during the three months ended September 30, 2020. The fair value of each option granted during the three months ended September 30, 2019 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2019
Risk-free interest rates	2.10%
Expected lives	10 years
Expected volatility	46%
Expected dividend yields	0%

The following table reflects activity under the 2012 Employee Plan for the three months ended September 30,:

	2020		2019
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	117,840	$18.84	72,500	$11.01
Granted	—	—	8,000	26.06
Exercised	—	—	—	—
Outstanding, end of period	117,840	$18.84	80,500	$12.51
Exercisable, end of period	37,400	$13.73	35,400	$8.62
Weighted average fair value at grant date of options granted	n/a		$15.17
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$706,000		$1,052,000
Total intrinsic value of options exercisable	$399,000		$599,000

No stock options were exercised during the three months ended September 30, 2020 or 2019. Accordingly, the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2020:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$4.37‑$33.59	117,840	8.1	$18.84	37,400	$13.73
	117,840	8.1	$18.84	37,400	$13.73

As of September 30, 2020, there was $792,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 0 and 8,000 options were granted during the three months ended September 30, 2020 and 2019, respectively. 2,400 and 1,600 options vested during the three months ended September 30, 2020 and 2019, respectively. The total fair value of the options vesting during the three months ended September 30, 2020 and 2019 under this plan was $29,000 and $17,000 respectively.

2012 Non-Employee Stock Option Plan

In December 2012, the stockholders approved the 2012 Non-Employee Stock Option Plan (the “2012 Non-Employee Plan”). This plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company’s common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2020, 12,000 stock options were outstanding, 5,760 stock options were exercisable and no further stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30,:

	2020		2019
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	12,000	$10.29	10,200	$7.99
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	12,000	$10.29	—	—
Exercisable, end of period	5,760	$8.35	10,200	$7.99
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$159,000		$179,000
Total intrinsic value of options exercisable	$87,000		$58,000

No stock options were exercised during the three months ended September 30, 2020 or 2019. No cash was received from option exercises during either of the three months ended September 30, 2020 or 2019 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2020:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.37 - $23.35	12,000	7.0	$10.29	5,760	$8.35
	12,000	7.0	$10.29	5,760	$8.35

As of September 30, 2020, there was $28,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three months ended September 30, 2020 or 2019. No options vested during the three months ended September 30, 2020 and 2019, respectively.

2018 Non-Employee Stock Option Plan

In December 2018, the stockholders approved the 2018 Non-Employee Stock Option Plan (the “2018 Non-Employee Plan”). This plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company’s common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2020, 48,400 stock options were outstanding, 12,240 stock options were exercisable and 0 stock options were available for grant under this plan.

The following table reflects activity under the 2018 Non-Employee Plan for the three months ended September 30,:

	2020		2019
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	48,400	$23.48	15,200	$16.20
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	48,400	$23.48	15,200	$16.20
Exercisable, end of period	12,240	$21.96	2,400	$16.20
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$114,000		$142,000
Total intrinsic value of options exercisable	$41,000		$22,000

No stock options were exercised during the three months ended September 30, 2020 or 2019. No cash was received from option exercises during either of the three ended September 30, 2020 or 2019 and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at September 30, 2020:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$16.20-$30.54	48,400	8.9	$23.48	12,240	$21.96
	48,400	8.9	$23.48	12,240	$21.96

As of September 30, 2020, there was $377,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 0 options were granted during the three months ended September 30, 2020 and 2019, respectively. No options vested during either of the three months ended September 30, 2020 or 2019.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2020, 5,000 stock options were outstanding, 1,000 stock options were exercisable and 45,000 stock options were available for grant under this plan.

The fair value of each option granted during the three months ended September 30 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2020
Risk-free interest rates	0.62%
Expected lives	10 years

Expected volatility	45%
Expected dividend yields	0%

The following table reflects activity under the 2020 Employee Plan for the three months ended September 30,:

	2020
		Weighted average
	Options	exercise price
Outstanding, beginning of year	—	—
Granted	5,000	$22.80
Exercised	—	—
Outstanding, end of period	5,000	$22.80
Exercisable, end of period	1,000	$22.80
Weighted average fair value at grant date of options granted	$12.20
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$4,000
Total intrinsic value of options exercisable	$1,000

No stock options were exercised during the three months ended September 30, 2020 or 2019. Accordingly, the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2020:

	Options outstanding				Options exercisable
		Weighted average
	Number	remaining	Weighted average		Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price		exercisable	exercise price
$22.80	5,000	9.9		$22.80	1,000		$22.80
	5,000	9.9		$22.80	1,000		$22.80

As of September 30, 2020, there was $46,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Employee Plan. 5,000 options were granted during the three months ended September 30, 2020. 1,000 options vested during the three months ended September 30, 2020. The total fair value of the options vesting during the three months ended September 30, 2020 under this plan was $12,000.

NOTE 9 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Pursuant to the PPP Loan Agreement described in Note 7, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein. No shares were repurchased during the three months ended September 30, 2020. During the fiscal year ended June 30, 2020 the Company repurchased 144,405 shares of its outstanding common stock at a weighted average price of $16.99. Shares repurchased through June 30, 2020 are included in the Company’s Treasury Stock as of June 30, 2020.

During fiscal 2020, certain employees and Directors exercised stock options under the Company's 2012 Employee and Non-Employee Stock Option Plans totaling 15,600 shares. 3,600 of these exercises were completed as cashless exercises as allowed for under the Plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 1,628 and was based upon the per share price on the effective date of the option exercise.

NOTE 10 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $32,000 and $30,000 for the three months ended September 30, 2020 and 2019, respectively.

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

For the three months ended September 30, 2020 and 2019, cash payments against operating lease liabilities totaled $72,000 and $96,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	72 years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2020 (in thousands):

Year Ending June 30,	Amount
2021	$213
2022	275
2023	265
2024	256
2025	247
Thereafter	6,134
Total	$7,390

As previously disclosed in our 2020 Annual Report on Form 10-K and under the previous lease accounting standard, undiscounted future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

Year Ending June 30,	Amount
2021	$314
2022	311
2023	297
2024	288
2025	288
Thereafter	19,248
Total	$20,746

Operating lease expense totaled approximately $79,000 and $83,000, for the three months ended September 30, 2020 and 2019, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Employment Agreements

As of September 30, 2020, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $752,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement.  The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Engineering expires in August 2022 and provides for an annual salary of $333,798, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations

	Three months ended September 30,
	2020	2019

	(in thousands)
Sales to external customers(1):
Domestic	$22,889	$25,819
Foreign	284	466
Total Net Sales	$23,173	$26,285

	September 30, 2020	June 30, 2020

	(in thousands)
Identifiable assets:
United States	$69,721	$69,436
Dominican Republic (2)	36,307	36,402
Total Identifiable Assets	$106,028	$105,838
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (September 30, 2020 = $25,224; June 30, 2020 = $25,246), operating lease assets (September 30, 2020 = $7,390; June 30, 2020 = $7,395) and fixed assets (September 30, 2020 = $3,375; June 30, 2020 = $3,481) located at the Company's principal manufacturing facility in the Dominican Republic.

NOTE 13 - Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this prospectus regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020 for more information. These factors and the other cautionary statements made in this prospectus and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this prospectus and the documents we incorporate by reference. In addition, any forward-looking statements represent our estimates only as of the date that this prospectus is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

Overview

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, wireless communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S. While recurring service revenues have continues to increase during the quarters ended September 30, 2020 and June 30, 2020, equipment sales were negatively impacted by the economic slowdown associated with the recent COVID-19 pandemic.

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

Our fourth quarter of fiscal 2020 and the first quarter of fiscal 2021 reflect the challenging business environment resulting from the COVID-19 pandemic. The COVID-19 pandemic has caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. The Company believes this access issue is an industry-wide issue related to COVID-19 and not reflective of the loss of any market share unique to the Company or any long-term negative reflection of the post-pandemic vibrancy of the security industry as a whole.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fully described in Note 1 to the Company’s consolidated financial statements included in its 2020 Annual Report on Form 10-K. Management believes these critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Results of Operations

	Three months ended September 30,
	(dollars in thousands)
			% Increase/
	2020	2019	(decrease)
Net sales: equipment revenues	$15,898	$20,921	(24.0)%
service revenues	7,275	5,364	35.6%
	23,173	$26,285	(11.8)%
Gross profit: equipment	4,591	7,283	(37.0)%
services	6,101	4,235	44.1%
	10,692	11,518	(7.2)%
Gross profit as a % of net sales:	46.1%	43.8%	5.3%
equipment	28.9%	34.8%	(17.0)%
services	83.9%	79.0%	6.2%

Research and development	1,889	1,749	8.0%
Selling, general and administrative	6,149	6,160	(0.2)%
Selling, general and administrative as a percentage of net sales	26.5%	23.4%	13.2%
Operating income	2,654	3,609	(26.5)%
Interest expense, net	6	7	(14.3)%
Provision for income taxes	329	369	(10.8)%
Net income	2,319	3,233	(28.3)%

Sales for the three months ended September 30, 2020 decreased by $3,112,000 to $23,173,000 as compared to $26,285,000 for the same period a year ago. The decrease in sales for the three months ended September 30, 2020 was due primarily to a decrease in sales of door-locking products ($4,334,000) and sales of intrusion and access products ($689,000) as partially offset by increased communication service revenues ($1,911,000). The Company’s hardware sales continue to be negatively impacted by the COVID-19 pandemic, which has caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. The Company believes this access issue is an industry-wide issue related to COVID-19 and not reflective of the loss of any market share unique to the Company or any long-term negative reflection of the post-pandemic vibrancy of the security industry as a whole.

Gross profit for the three months ended September 30, 2020 decreased to $10,692,000 or 46.1% of sales as compared to $11,518,000 or 43.8% of sales for the same period a year ago. Gross profit on equipment sales for the three months ended September 30, 2020 decreased to $4,591,000 or 28.9% of equipment sales as compared to $7,283,000 or 34.8% of equipment sales for the same period a year ago.

Gross profit on sales of services for the three months ended September 30, 2020 increased to $6,101,000 or 83.9% of service sales as compared to $4,235,000 or 79.0% of service sales for the same period a year ago. The decrease in gross profit and gross profit as a percentage of equipment sales for the three months was primarily due to the decrease in net sales of equipment. The increase in gross profit and gross profit as a percentage of service sales was due primarily to the increase in service revenues as well as a favorable shift in service product mix to higher margin service plans.

Research and development expenses for the three months ended September 30, 2020 increased $140,000 to $1,889,000 as compared to $1,749,000 for the same period a year ago. This was due primarily to increased payroll.

Selling, general and administrative expenses for the three months ended September 30, 2020 remained relatively constant at $6,149,000 as compared to $6,160,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 26.5% for the three months ended September 30, 2020 as compared to 23.4% for the same period a year ago. The increase as a percentage of sales for the three months was primarily due to net sales decreasing as described above while selling, general and administrative expenses, remained relatively constant as compared to the same period a year ago.

Interest expense, net for the three months ended September 30, 2020 remained relatively constant at $6,000 as compared to $7,000 for the same period a year ago.

The Company’s provision for income taxes for the three months ended September 30, 2020 decreased by $40,000 to $329,000 as compared to $369,000 for the same period a year ago. The decrease in the provision for income taxes for the three months was caused primarily by the decrease in pre-tax income. The Company’s effective rate for income tax was 12% and 10% for the three months ended September 30, 2020 and 2019, respectively.

Net income for the three months ended September 30, 2020 decreased by $914,000 to $2,319,000 or $0.13 per diluted share as compared to $3,233,000 or $0.17 per diluted share for the same period a year ago. The decrease in net income for the three months ended September 30, 2020 was primarily due to the items described above.

Liquidity and Capital Resources

During the three months ended September 30, 2020 the Company utilized a portion of its cash generated from operations ($143,000 of $3,765,000) to purchase property, plant and equipment. The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at September 30, 2020 decreased by $3,726,000 as compared to June 30, 2020.  This decrease is primarily the result of the higher sales volume of equipment during the quarter ended June 30, 2020, which is typically the Company’s highest, as compared to the quarter ended September 30, 2020 as well as extending longer payment terms for certain customers during the quarter ended June 30, 2020 to assist them during the economic slowdown resulting from the COVID-19 pandemic.

Inventories at September 30, 2020 increased by $688,000 from June 30, 2020. This increase is primarily the result of the Company level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter. The Company’s inventory also increased due to planning for procurement and production of inventory during the Company’s quarter(s) ended June 30, 2020 and September 30, 2020 at levels which did not materialize. The Company’s supply chain from overseas has lead times that range from 30 to 90 days. After the June 30, 2020 quarter, the Company deferred open purchases and was able to reduce the amount of deliveries of inventory in the later part of the quarter ended September 30, 2020 but not before a substantial amount of purchase orders were delivered.

Non-current inventory increased $2,391,000 primarily due to the Company reducing its production planning in response to decreased demand during the COVID pandemic.

Accounts payable and accrued expenses other than accrued income taxes decreased by $1,912,000 as of September 30, 2020 as compared to June 30, 2020. This decrease was due primarily to decreased deliveries of component parts during the latter part of the three months ended September 2020 as compared to the latter part of the three months ended June 30, 2020. This decrease resulted from the timing of deliveries of component parts as discussed above.

As of September 30, 2020, the Company maintained a revolving credit facility of $11,000,000 which expires in June 2024 and term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program (“PPP”). As of September 30, 2020, the Company had no outstanding borrowings and $11,000,000 in availability under the revolving credit facility and $3,904,000 outstanding under the PPP term loans. The Company’s long-term debt is described more fully in Note 7 to the condensed consolidated financial statements. The facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement.

As of September 30, 2020 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

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

ITEM 4: Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

At the conclusion of the period ended September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2020.

During the three months ended September 30, 2020, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three months ended September 30, 2020.

Item 6. Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance
32.1	Section 1350 Certifications
4.11	Amendment No. 7 to Third Amended and Restated Credit Agreement dated September 24, 2020
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2020

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)