Form 10-Q
period 2020-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2021-02-09
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ◻ Accelerated filer ⌧ Non-accelerated filer ◻ Smaller reporting company ☐ Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: February 8, 2021

COMMON STOCK, $.01 PAR VALUE PER SHARE     18,347,351

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020
	(unaudited)	June 30, 2020

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$26,796	$18,248
Accounts receivable, net of allowance for doubtful accounts of $196 and $326 at December 31, 2020 and June 30, 2020, respectively, and other reserves	21,223	22,932
Inventories, net	29,383	35,231
Prepaid expenses and other current assets	1,860	2,049
Total Current Assets	79,262	78,460
Inventories - non-current, net	8,653	6,524
Property, plant and equipment, net	7,842	8,088
Intangible assets, net	4,903	5,116
Operating lease asset	7,384	7,395
Other assets	249	255
TOTAL ASSETS	$108,293	$105,838

CURRENT LIABILITIES
Accounts payable	$4,402	$6,547
Accrued expenses	5,273	5,744
Accrued salaries and wages	2,114	2,181
Current portion of long-term debt	1,084	1,794
Accrued income taxes	606	1,148
Total Current Liabilities	13,479	17,414
Long term debt, net of current portion	2,820	2,110
Deferred income taxes	30	112
Accrued income taxes	1,257	1,188
Long term operating lease liabilities	7,102	7,113
Total Liabilities	24,688	27,937
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,241,066 shares issued; and 18,347,351 shares outstanding	212	212
Additional paid-in capital	17,954	17,766
Retained earnings	84,960	79,444
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	83,605	77,901
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,293	$105,838

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended December 31,
	2020	2019

Net sales:	(in thousands, except for share and per share data)
Equipment revenues	$19,016	$20,045
Service revenues	8,189	5,784
	27,205	25,829
Cost of sales:
Equipment related expenses	14,599	12,602
Service related expenses	1,203	1,100
	15,802	13,702

Gross Profit	11,403	12,127
Research and development	1,884	1,823
Selling, general, and administrative expenses	5,850	6,310
	7,734	8,133
Operating Income	3,669	3,994
Other expense (income):
Interest expense (income), net	3	(9)
Income before Provision for Income Taxes	3,666	4,003
Provision for Income Taxes	469	431
Net Income	$3,197	$3,572

Income per share:
Basic	$0.17	$0.19
Diluted	$0.17	$0.19

Weighted average number of shares outstanding:
Basic	18,347,000	18,478,000
Diluted	18,402,000	18,538,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six Months ended December 31,
	2020	2019

Net sales:	(in thousands, except for share and per share data)
Equipment revenues	$34,914	$40,966
Service revenues	15,464	11,148
	50,378	52,114
Cost of sales:
Equipment related expenses	25,906	26,240
Service related expenses	2,377	2,229
	28,283	28,469

Gross Profit	22,095	23,645
Research and development	3,773	3,572
Selling, general, and administrative expenses	11,999	12,470
	15,772	16,042
Operating Income	6,323	7,603
Other expense (income):
Interest expense (income), net	9	(2)
Income before Provision for Income Taxes	6,314	7,605
Provision for Income Taxes	798	800
Net Income	$5,516	$6,805

Income per share:
Basic	$0.30	$0.37
Diluted	$0.30	$0.37

Weighted average number of shares outstanding:
Basic	18,347,000	18,478,000
Diluted	18,397,000	18,537,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Six months ended December 31, 2020 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2020	21,241,066	$212	$17,766	(2,893,715)	$(19,521)	$79,444	$77,901
Net income	—	—	—	—	—	2,319	2,319
Stock-based compensation expense	—	—	104	—	—	—	104
Balances at September 30, 2020	21,241,066	$212	$17,870	(2,893,715)	$(19,521)	$81,763	$80,324
Net income	—	—	—	—	—	3,197	3,197
Stock-based compensation expense	—	—	84	—	—	—	84
Balances at December 31, 2020	21,241,066	$212	$17,954	(2,893,715)	$(19,521)	$84,960	$83,605

	Six months ended December 31, 2019 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2019	21,227,094	$212	$17,103	(2,749,310)	$(17,067)	$70,924	$71,172
Net income	—	—	—	—	—	3,233	3,233
Stock-based compensation expense	—	—	17	—	—	—	17
Balances at September 30, 2019	21,227,094	$212	$17,120	(2,749,310)	$(17,067)	$74,157	$74,422
Net income	—	—	—	—	—	3,572	3,572
Stock-based compensation expense	—	—	308	—	—	—	308
Balances at December 31, 2019	21,227,094	$212	$17,428	(2,749,310)	$(17,067)	$77,729	$78,302

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months ended December 31,
	2020	2019

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,516	$6,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	855	744
(Recovery of) provision for doubtful accounts	(130)	39
Deferred income taxes	(82)	491
Stock based compensation expense	188	325
Changes in operating assets and liabilities:
Accounts receivable	1,839	2,833
Inventories	3,719	(7,068)
Prepaid expenses and other current assets	189	218
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(3,157)	426
Net Cash Provided by Operating Activities	8,937	4,813
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(389)	(1,063)
Net Cash Used in Investing Activities	(389)	(1,063)
Net Change in Cash and Cash Equivalents	8,548	3,750
CASH AND CASH EQUIVALENTS - Beginning	18,248	8,028
CASH AND CASH EQUIVALENTS - Ending	$26,796	$11,778
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$10	$18
Income taxes paid	$1,351	$734

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

DECEMBER 31, 2020

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc. (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, wireless communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S. While recurring service revenues have continued to increase during the COVID-19 pandemic, equipment sales were negatively impacted by the economic slowdown associated with this pandemic.

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

Our fourth quarter of fiscal 2020 and the first and second quarters of fiscal 2021 reflected the challenging business environment resulting from the COVID-19 pandemic. The COVID-19 pandemic has caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. We sell our products primarily through distribution to dealers and we are now seeing strong sell-through statistics from several of our largest distributors.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2020 and June 30, 2020 due to their short-term maturities. Long-term debt and lease liabilities approximate fair value based on prevailing market rates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $460,000 of short-term time deposits at December 31, 2020 and June 30, 2020. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2020 and June 30, 2020. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $196,000 as of December 31, 2020 and $326,000 as of June 30, 2020. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Depreciation is recorded over the estimated service lives of the related assets using the straight-line method. Amortization of leasehold improvements is calculated by using the straight-line method over the estimated useful life of the asset or lease term, whichever is shorter.

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

Changes in intangible assets are as follows (in thousands):

	December 31, 2020			June 30, 2020
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(8,844)	$956	$9,800	$(8,732)	$1,068
Trade name	4,048	(101)	3,947	4,048	—	4,048
	$13,848	$(8,945)	$4,903	$13,848	$(8,732)	$5,116

Amortization expense for intangible assets subject to amortization was approximately $107,000 and $66,000 for the three months ended December 31, 2020 and 2019, respectively. Amortization expense for intangible assets subject to amortization was approximately $213,000 and $132,000 for the six months ended December 31, 2020 and 2019, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows:2021 - $425,000; 2022 - $390,000; 2023 - $362,000; 2024 - $336,000; and 2025 - $315,000. The weighted average remaining amortization period for intangible assets was 17.2 years and 17.5 years at December 31, 2020 and June 30, 2020, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended December 31, 2020 and 2019 was $347,000 and $627,000, respectively. Advertising expense for the six months ended December 31, 2020 and 2019 was $690,000 and $1,141,000, respectively.

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Research and development expense for the three months ended December 31, 2020 and 2019 was $1,884,000 and $1,823,000, respectively. Research and development expense for the six months ended December 31, 2020 and 2019 was $3,773,000 and $3,572,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2020	2019	2020	2019	2020	2019
Basic EPS	$3,197	$3,572	18,347	18,478	$0.17	$0.19
Effect of Dilutive Securities:
Stock Options	—	—	55	60	—	—
Diluted EPS	$3,197	$3,572	18,402	18,538	$0.17	$0.19

Options to purchase 32,000 and 36,000 shares of common stock were excluded for the three months ended December 31, 2020 and 2019, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31 (in thousands, except per share data):

			Weighted Average		Net Income per
	Net Income		Shares		Share
	2020	2019	2020	2019	2020	2019
Basic EPS	$5,516	$6,805	18,347	18,478	$0.30	$0.37
Effect of Dilutive Securities:
Stock Options	—	—	50	59	—	—
Diluted EPS	$5,516	$6,805	18,397	18,537	$0.30	$0.37

Options to purchase 36,000 and 18,000 shares of common stock were excluded for the six months ended December 31, 2020 and 2019, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $84,000 and $308,000 were recognized for the three months ended December 31, 2020 and 2019, respectively. Stock-based compensation costs of $188,000 and $325,000 were recognized for the six months ended December 31, 2020 and 2019, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three or six months ended December 31, 2020 or 2019.

Comprehensive Income

For the three and six  months ended December 31, 2020 and 2019, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($93,000 and $108,000 in the three months ended December 31, 2020 and 2019, respectively and $199,000 and $220,000 in the six months ended December 31, 2020 and 2019, respectively); and classifies the costs associated with these revenues in cost of sales ($230,000 and $271,000 in the three months ended December 31, 2020 and 2019, respectively, and $451,000 and $531,000 in the six months ended December 31, 2020 and 2019, respectively).

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

The Company provides limited standard warranty for defective products, usually for a period of 24 to 36 months. The Company accepts returns for such defective products as well as for other limited circumstances. The Company also provides rebates to customers for meeting specified purchasing targets and other coupons or credits in limited circumstances. The Company establishes reserves for the estimated returns, rebates and credits and measures such variable consideration based on the expected value method using an analysis of historical data. Changes to the estimated variable consideration in subsequent periods are not material. As of December 31, 2020 and June 30, 2020, the Company included refund liabilities of approximately $3,798,000 and $3,331,000, respectively, in current liabilities. As of December 31, 2020 and June 30, 2020, the Company included return-related assets of approximately $792,000 and $701,000, respectively, in other current assets.

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 13% and 11% for the three months ended December 31, 2020 and 2019, respectively. As a percentage of gross sales, sales returns, rebates and allowances were 11% and 9% for the six months ended December 31, 2020 and 2019, respectively.

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

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Major Product Lines:
Intrusion and access alarm products	$8,235	$7,772	$15,560	$15,786
Door locking devices	10,781	12,273	19,354	25,180
Services	8,189	5,784	15,464	11,148
Total Revenues	$27,205	$25,829	$50,378	$52,114

NOTE 3 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 18% and 24% of the Company’s accounts receivable at December 31, 2020 and June 30, 2020, respectively. Sales to this customer comprised 14% and 10% of net sales in the three and six months ended December 31, 2020, respectively. Sales to this customer comprised 10% of net sales in the six months ended December 31, 2019, respectively. The Company had another customer with an accounts receivable balance that comprised 12% of the Company’s accounts receivable at December 31, 2020. The customer's accounts receivable balance did not exceed 10% of accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in either of the six or three months ended December 31, 2020 and 2019. The Company had another customer with an accounts receivable balance that comprised 11% of the Company's accounts receivable at December 31, 2020.The customer’s accounts receivable balance did not exceed 10% of accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in either of the six or three months ended December 31, 2020 and 2019.

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

Inventories, net of reserves consist of the following, (in thousands):

	December 31,	June 30,
	2020	2020
Component parts	$20,839	$22,877
Work-in-process	6,628	7,276
Finished product	10,569	11,602
	$38,036	$41,755

Classification of inventories, net of reserves:
Current	$29,383	$35,231
Non-current	8,653	6,524
	$38,036	$41,755

NOTE 5 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2020	June 30, 2020	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,352	7,337	3 to 5
Furniture and fixtures	2,792	2,792	5 to 10
Machinery and equipment	25,253	24,878	7 to 10
Building improvements	2,173	2,173	Shorter of the lease term or life of asset
	47,385	46,995
Less: accumulated depreciation and amortization	(39,543)	(38,907)
	$7,842	$8,088

Depreciation and amortization expense on property, plant, and equipment was approximately $319,000 and $311,000 for the three months ended December 31, 2020 and 2019, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $637,000 and $606,000 for the six months ended December 31, 2020 and 2019, respectively.

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

For the six months ended December 31, 2020, the Company recognized net income tax expense of $798,000. During the six months ended December 31, 2020, the Company increased its reserve for uncertain income tax positions by $69,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2020, the Company had accrued interest totaling $100,000 as well as $918,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2020, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2017 and thereafter.

The Company was audited by the IRS for fiscal year 2016.  In July 2019, the Company received a Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation under Internal Revenue Code (“IRC”) Section 956 arising from the intercompany balances on the books of the Company. In August 2019, the Company filed a formal protest with the IRS requesting an opportunity to appeal the examination findings to the Appeals Office.  During fiscal year 2020, the Company settled the issue at Appeals and recorded a provision for the federal and state impact of $762,000 and $70,000 respectively. During the six months ended December 31, 2020, the Company recorded an additional provision of $15,000 for interest. As of December 31, 2020 all federal and state liabilities related to the fiscal year 2016 audit have been paid.

The Company is currently under audit for the fiscal year 2017.  The IRS has raised the IRC Section 956 issue that was settled during the fiscal year 2016 audit.  The Company strongly believes that the position of the IRS with regard to this matter is inconsistent with the provisions of IRC Section 956 and that the Company is willing to litigate, if necessary to argue its position.  During fiscal year 2020, the Company’s provision for income taxes included a provision for the incremental tax liability of $657,000 and interest of $66,000 was recorded for the 2017 and 2018 fiscal years.  For the six months ended December 31, 2020, additional interest expense was accrued for in the amount of $12,000.

The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 7 - Long-Term Debt

As of December 31, 2020, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024 and term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program.

Outstanding balances and interest rates as of December 31, 2020 and June 30, 2020 are as follows (dollars in thousands):

	December 31, 2020		June 30, 2020
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$—	n/a	$—	n/a
Term loans	3,904	1%	3,904	1%
	3,904		3,904
Less: current maturities	(1,084)		(1,794)
Long-term debt	$2,820		$2,110

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

Pursuant to the CARES Act, the loan may be forgiven by the SBA. The Company anticipates applying for forgiveness of these loans during fiscal 2021. The amount of loan forgiveness is determined by and is subject to the sole approval of the SBA. The amount of loan forgiveness is determined by calculating allowable expenses during a period of 24 weeks from the date of the receipt of the loan proceeds (the “Effective Period”) and may be reduced if loan proceeds are not used for qualified expenses. To receive loan forgiveness, the Company must apply for loan forgiveness and provide documentation as requested by the SBA. There will be no loan forgiveness without the Company’s submission of the proper application and documentation to Lender to include all SBA requirements. Not more than 25% of the amount forgiven can be attributable to non-payroll costs. While the Company believes it is eligible for forgiveness, no assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part or, if forgiven, will not be disallowed by the SBA if audited.

The maturity dates of the PPP Loan are between April 17, 2022 and May 7, 2022, which is two years from the PPP Loan Agreement date. The interest accrues from the date of disbursement of the PPP Loan (the “Effective Date”). The PPP Loan bears interest at a fixed rate equal to one percent (1%) per annum and interest will accrue from the Effective Date. PPP Loan payments are deferred for ten months after the end of the effective period. Subject to  adjustment for any PPP Loan forgiveness granted by the CARES Act, the Company will subsequently pay 18 fully amortized monthly consecutive principal and interest payments for all principal and all accrued interest not yet paid, with the first PPP Loan payment due on the date that is ten months after the end of the effective period. The proceeds of the PPP Loan shall be used for the following purposes only: (i) payroll costs as defined by the CARES Act, (ii) costs related to the continuation of group health care benefits during periods of paid sick, medical, or family leave, and insurance premiums; (iii) mortgage interest payments, (iv) rent payments, (v) utility payments, (vi) interest payments on any other debt obligations incurred before February 15, 2020, and/or (vii) refinancing a SBA Economic Injury Disaster Loan made between January 31, 2020 and April 3, 2020.

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

NOTE 8 - Stock Options

The Company follows ASC Topic 718, "Compensation-Stock Compensation", which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. The Company recorded non-cash compensation expense relating to stock-based compensation of $84,000 and $308,000 for the three months ended December 31, 2020 and 2019, respectively ($0.00 and $0.02 per basic and diluted share for each period, respectively) and $188,000 and $325,000 for the six months ended December 31, 2020 and 2019, respectively ($0.01 and $0.02 per basic and diluted share for each period, respectively).

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2020, 117,840 stock options were outstanding, 47,800 stock options were exercisable and 731,960 stock options were available for grant under this plan.

No options were granted during the three or six months ended December 31, 2020. The fair value of each option granted during the six months ended December 31, 2019 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2019
Risk-free interest rates	1.80% - 2.10%
Expected lives	10 years
Expected volatility	45%-46%
Expected dividend yields	0%

The following table reflects activity under the 2012 Employee Plan for the six months ended December 31,:

	2020		2019
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	117,840	$18.84	72,500	$11.01
Granted	—	—	28,000	30.13
Exercised	—	—	—	—
Outstanding, end of period	117,840	$18.84	100,500	$16.34
Exercisable, end of period	47,800	$14.66	48,400	$11.10
Weighted average fair value at grant date of options granted	n/a		$16.57
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$963,000		$1,359,000
Total intrinsic value of options exercisable	$590,000		$895,000

No stock options were exercised during the six or three months ended December 31, 2020 or 2019. No cash was received from option exercises during either of the six or three months ended December 31, 2020 or 2019 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at December 31, 2020:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$4.37‑$33.59	117,840	7.9	$18.84	47,800	$14.66
	117,840	7.9	$18.84	47,800	$14.66

As of December 31, 2020, there was $748,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 0 and 28,000 options were granted during the six months ended December 31, 2020 and 2019, respectively. 10,400 and 13,000 options vested during the three months ended December 31, 2020 and 2019, respectively. 12,800 and 14,600 options vested during the six months ended December 31, 2020 and 2019, respectively. The total fair value of the options vesting during the three months ended December 31, 2020 and 2019 under this plan was $106,000 and $133,000, respectively. The total fair value of the options vesting during the six months ended December 31, 2019 and 2018 under this plan was $135,000 and $150,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31 2020, 12,000 stock options were outstanding, 8,520 stock options were exercisable and no further stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the six months ended December 31,:

	2020		2019
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	12,000	$10.29	10,200	$7.99
Exercised	—	—	—	—
Outstanding, end of period	12,000	$10.29	10,200	$7.99
Exercisable, end of period	8,520	$9.08	5,400	$7.35
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$191,000		$218,000
Total intrinsic value of options exercisable	$146,000		$119,000

No stock options were exercised during the six or three months ended December 31, 2020 or 2019. No cash was received from option exercises during either of the six or three months ended December 31, 2020 or 2019 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at December 31, 2020:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.37 - $23.35	12,000	6.7	$10.29	8,520	$9.08
	12,000	6.7	$10.29	8,520	$9.08

As of December 31, 2020, there was $24,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the six or three months ended. 2,760 and 2,400 options vested during the six and three months ended December 31, 2020 and 2019, respectively. The total fair value of the options vesting during the six and three months ended December 31, 2020 and 2019 under this plan was $18,000 and $13,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2020, 48,400 stock options were outstanding, 18,640 stock options were exercisable and 0 stock options were available for grant under this plan.

No options were granted during the three or six months ended December 31, 2020.  The fair value of each option granted during the six months ended December 31, 2019 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2019
Risk-free interest rates	1.80%
Expected lives	10 years
Expected volatility	45%
Expected dividend yields	—%

The following table reflects activity under the 2018 Non-Employee Plan for the six months ended December 31,:

	2020		2019
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	48,400	$23.48	15,200	$16.20
Granted	—	—	16,000	30.54
Outstanding, end of period	48,400	$23.48	31,200	$23.55
Exercisable, end of period	18,640	$22.44	8,800	$21.41
Weighted average fair value at grant date of options granted	n/a		$17.40
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$202,000		$200,000
Total intrinsic value of options exercisable	$98,000		$74,000

No stock options were exercised during the six or three months ended December 31, 2020 or 2019. No cash was received from option exercises during either of the six or three months ended December 31, 2020 or 2019 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at December 31, 2020:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$16.20-$30.54	48,400	8.6	$23.48	12,240	$22.44
	48,400	8.6	$23.48	12,240	$22.44

As of December 31, 2020, there was $344,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 0 and 16,000 options were granted during the six months ended December 31, 2020 and 2019, respectively. 6,400 options vested during the six and three months ended December 31, 2020 and 2019, respectively. The total fair value of the options vesting during the six and three months ended December 31, 2020 and 2019 under this plan was $88,000.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 5,000 stock options were outstanding, 1,000 stock options were exercisable and 45,000 stock options were available for grant under this plan.

The fair value of each option granted during the six months ended December 31 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2020
Risk-free interest rates	0.62%
Expected lives	10 years
Expected volatility	45%
Expected dividend yields	—%

The following table reflects activity under the 2020 Non-Employee Plan for the six months ended December 31,:

	2020
		Weighted average
	Options	exercise price
Outstanding, beginning of year	—	—
Granted	5,000	$22.80
Exercised	—	—
Outstanding, end of period	5,000	$22.80
Exercisable, end of period	1,000	$22.80
Weighted average fair value at grant date of options granted	$12.20
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$17,000
Total intrinsic value of options exercisable	$3,000

No stock options were exercised during the six or three months ended December 31, 2020 or 2019. No cash was received from option exercises during either of the six or three months ended December 31, 2020 or 2019 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at December 31, 2020:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$22.80	5,000	9.7	$22.80	1,000	$22.80
	5,000	9.7	$22.80	1,000	$22.80

As of December 31, 2020, there was $43,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 0 options were granted during the three months ended December 31, 2020. 5,000 options were granted during the six months ended December 31, 2020. 1,000 options vested during the six months ended December 31, 2020. 0 options vested during the three months ended December 31, 2020. The total fair value of the options vesting during the six months ended December 31, 2020 under this plan was $12,000.

NOTE 9 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Pursuant to the PPP Loan Agreement described in Note 7, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein. No shares were repurchased during the six months ended December 31, 2020. During the fiscal year ended June 30, 2020 the Company repurchased 144,405 shares of its outstanding common stock at a weighted average price of $16.99. Shares repurchased through June 30, 2020 are included in the Company’s Treasury Stock as of June 30, 2020.

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

NOTE 10 – Related Party Transaction

On December 15, 2020, 2,333,071 shares of common stock were sold in a secondary offering by an existing shareholder, the Company's President and Chairman. On December 21, 2020, the underwriters of the secondary offering fully exercised the option granted at the time of the secondary offering to purchase an additional 334,961 shares of common stock at the secondary offering price of $26.00 per share ("Greenshoe"), less underwriting discounts and commissions, which consists solely of shares sold by the Company's President and Chairman. The Company received no proceeds from the secondary offering or the Greenshoe but incurred $289,000 in offering expenses, which are recorded in selling, general, and administrative expenses in the accompanying condensed consolidated statements of income.

NOTE 11 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $36,000 and $34,000 for the three months ended December 31, 2020 and 2019, respectively. Company contributions to this plan are discretionary and totaled $68,000 and $64,000 for the six months ended December 31, 2020 and 2019, respectively.

NOTE 12 - Commitments and Contingencies

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

For the three and six months ended December 30, 2020, cash payments against operating lease liabilities totaled $72,000 and $144,000, respectively. For the three and six months ended December 31, 2019, cash payments against operating lease liabilities totaled $72,000 and $168,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	71 years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020 (in thousands):

Year Ending June 30,	Amount
2021	$143
2022	277
2023	268
2024	258
2025	249
Thereafter	6,189
Total	$7,384

Operating lease expense totaled approximately $79,000 and $79,000, for the three months ended December 31, 2020 and 2019, respectively. Operating lease expense totaled approximately $158,000 and $158,000, for the six months ended December 31, 2020 and 2019, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Employment Agreements

As of December 31, 2020, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $752,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement.  The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Engineering expires in August 2022 and provides for an annual salary of $333,798, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

NOTE 13 – Geographical Data

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

Financial Information Relating to Domestic and Foreign Operations

Financial Information Relating to Domestic and Foreign Operations (in thousands)

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Sales to external customers(1):
Domestic	$26,793	$25,236	$49,682	$51,055
Foreign	412	593	696	1,059
Total Net Sales	$27,205	$25,829	$50,378	$52,114

	December 31, 2020	June 30, 2020
Identifiable assets:
United States	$73,635	$69,436
Dominican Republic (2)	34,658	36,402
Total Identifiable Assets	$108,293	$105,838
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (December 31, 2020 = $23,648; June 30, 2020 = $25,246), operating lease assets (December 31, 2020 = $7,384; June 30, 2020 = $7,395) and fixed assets (December 31, 2020 = $3,276; June 30, 2020 = $3,481) located at the Company's principal manufacturing facility in the Dominican Republic.

NOTE 14 - Subsequent Events

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

Overview

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, wireless communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S. While recurring service revenues have continued to increase during the COVID-19 pandemic, equipment sales were negatively impacted by the economic slowdown associated with this pandemic.

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

Our fourth quarter of fiscal 2020 and the first and second quarters of fiscal 2021 reflected the challenging business environment resulting from the COVID-19 pandemic. The COVID-19 pandemic has caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. We sell our products primarily through distribution to dealers and we are now seeing strong sell-through statistics from several of our largest distributors. Increased sell-through of our products from our distributors to the alarm and locking dealers during the quarter as compared to the same quarter last year, which was pre COVID-19, indicates that security equipment professionals are getting increased access to both commercial and residential installation sites and using more and more of our products.

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

Results of Operations

	Three months ended December 31,			Six months ended December 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2020	2019	(decrease)	2020	2019	(decrease)
Net sales: equipment revenues	$19,016	$20,045	(5.13)%	$34,914	$40,966	(14.77)%
service revenues	8,189	5,784	41.58%	15,464	11,148	38.72%
	27,205	25,829	5.33%	50,378	52,114	(3.33)%
Gross profit: equipment	4,417	7,443	(40.66)%	9,008	14,726	(38.83)%
services	6,986	4,684	49.15%	13,087	8,919	46.73%
	11,403	12,127	(5.97)%	22,095	23,645	(6.56)%
Gross profit as a % of net sales:	41.92%	46.95%	(10.73)%	43.86%	45.37%	(3.34)%
equipment	23.23%	37.13%	(37.44)%	25.80%	35.95%	(28.23)%
services	85.31%	80.98%	5.34%	84.63%	80.01%	5.78%

Research and development	1,884	1,823	3.35%	3,773	3,572	5.63%
Selling, general and administrative	5,850	6,310	(7.29)%	11,999	12,470	(3.78)%
Selling, general and administrative as a percentage of net sales	21.50%	24.43%	(11.98)%	23.82%	23.93%	(0.46)%
Operating income	3,669	3,994	(8.14)%	6,323	7,603	(16.84)%
Interest expense (income), net	3	(9)	(133.33)%	9	(2)	(550.00)%
Provision for income taxes	469	431	8.82%	798	800	(0.25)%
Net income	3,197	3,572	(10.50)%	5,516	6,805	(18.94)%

Results of Operations

Sales for the three months ended December 31, 2020 increased by $1,376,000 to $27,207,000 as compared to $25,829,000 for the same period a year ago. Sales for the six months ended December 31, 2020 decreased by $1,736,000 to $50,378,000 as compared to $52,114,000 for the same period a year ago. The increase in sales for the three months ended December 31, 2020 was due primarily to increased recurring communication service revenues ($2,405,000) and sales of intrusion and access products ($463,000) as partially offset by a decrease in sales of door-locking products ($1,492,000). Sales of the Company’s door-locking products continue to be negatively impacted by the COVID-19 pandemic. The decrease in sales for the six months ended December 31, 2020 was due primarily to decreased sales of door-locking products ($5,826,000) and intrusion and access products ($226,000) as partially offset by an increase in recurring communication service revenues ($4,316,000)

Gross profit for the three months ended December 31, 2020 decreased to $11,403,000 or 41.9% of sales as compared to $12,127,000 or 47.0% of sales for the same period a year ago. Gross profit on equipment sales for the three months ended December 31, 2020 decreased to $4,417,000 or 23.2% of equipment sales as compared to $7,443,000 or 37.1% of equipment sales for the same period a year ago. Gross profit on sales of services for the three months ended December 31, 2020 increased to $6,986,000 or 85.3% of service sales as compared to $4,684,000 or 81.0% of service sales for the same period a year ago. Gross profit for the six months ended December 31, 2020 decreased to $22,095,000 or 43.9% of sales as compared to $23,645,000 or 45.4% of sales for the same period a year ago. Gross profit on equipment sales for the six months ended December 31, 2020 decreased to $9,008,000 or 25.8% of equipment sales as compared to $14,726,000 or 36.0% of equipment sales for the same period a year ago. Gross profit on sales of services for the six months ended December 31, 2020 increased to $13,087,000 or 84.6% of service sales as compared to $8,919,000 or 80.0% of service sales for the same period a year ago. The decrease in gross profit and gross profit as a percentage of equipment sales for the three and six months was primarily due to the decrease in net sales of equipment, an unfavorable shift in product mix from door-locking products to intrusion products as well as lower overhead absorption which resulted from the Company’s lower purchasing and production levels. The lower levels of component part purchases and production were due to the Company’s efforts to reduce its inventory levels as well as the reduced hardware revenues discussed above. The increase in gross profit and gross profit as a percentage of service sales for the three and six months ended December 31, 2020 was due primarily to the increase in service revenues as well as a favorable shift in service product mix to higher margin service plans.

Research and development expenses for the three months ended December 31, 2020 increased $61,000 to $1,884,000 as compared to $1,823,000 for the same period a year ago. Research and development expenses for the six months ended December 31, 2020 increased $201,000 to $3,773,000 as compared to $3,572,000 for the same period a year ago. These increases were due primarily to increased payroll.

Selling, general and administrative expenses for the three months ended December 31, 2020 decreased 7.3% to $5,850,000 from $6,310,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 21.5% for the three months ended December 31, 2020 as compared to 24.4% for the same period a year ago. Selling, general and administrative expenses for the six months ended December 31, 2020 decreased 3.8% to $11,999,000 from $12,470,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales remained relatively constant at 23.8% for the six months ended December 31, 2020 as compared to 23.9% for the same period a year ago. The decreases in Selling, general and administrative expenses and as a percentage of sales for the three and six months was primarily due to decreased travel, tradeshow and stock option expense.

Interest expense, net for the three months ended December 31, 2020 remained relatively constant at $3,000 as compared to $(9,000) for the same period a year ago. Interest expense, net for the six months ended December 31, 2020 remained relatively constant at $9,000 as compared to $(2,000) for the same period a year ago.

The Company’s provision for income taxes for the three months ended December 31, 2020 increased by $38,000 to $469,000 as compared to $431,000 for the same period a year ago. The Company’s provision for income taxes for the six months ended December 31, 2020 remained relatively constant at $798,000 as compared to $800,000 for the same period a year ago. The increase in the provision for income taxes for the three months was primarily due to accrued interest and state tax resulting from the Company's settlement of the IRS audit for the fiscal year ended June 30, 2016 as well as higher taxable income in the U.S, as compared to income in the DR. The Company’s effective rate for income tax was 13% and 11% for the three months and the six months ended December 31, 2020 and 2019, respectively.

Net income for the three months ended December 31, 2020 decreased by $375,000 to $3,197,000 or $0.17 per diluted share as compared to $3,572,000 or $0.19 per diluted share for the same period a year ago. Net income for the six months ended December 31, 2020 decreased by $1,289,000 to $5,516,000 or $0.30 per diluted share as compared to $6,805,000 or $0.37 per diluted share for the same period a year ago. The decrease in net income for the three and six months ended December 31, 2020 was primarily due to the items described above.

Liquidity and Capital Resources

During the three months ended December 31, 2020 the Company utilized a portion of its cash generated from operations ($390,000 of $8,938,000) to purchase property, plant and equipment. The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at December 31, 2020 decreased by $1,709,000 as compared to June 30, 2020.  This decrease is primarily the result of the higher sales volume of equipment during the quarter ended June 30, 2020, which is typically the Company’s highest, as compared to the quarter ended December 31, 2020 as well as extending longer payment terms for certain customers during the quarter ended June 30, 2020 to assist them during the economic slowdown resulting from the COVID-19 pandemic.

Inventories at December 31, 2020 decreased by $3,719,000 from June 30, 2020. This decrease is primarily the result of the Company utilizing some of the additional inventory it had built up during the COVID-19 pandemic as partially offset by level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter. The non-current portion of inventory increased $2,391,000 primarily due to the Company reducing its production planning in response to decreased demand during the COVID pandemic.

Accounts payable and accrued expenses other than accrued income taxes decreased by $2,683,000 as of December 31, 2020 as compared to June 30, 2020. This decrease was due primarily to the Company’s efforts to reduce its inventory levels by decreasing purchases of component parts and production levels.

As of December 31, 2020, the Company maintained a revolving credit facility of $11,000,000 which expires in June 2024 and term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program (“PPP”). As of December 31, 2020, the Company had no outstanding borrowings and $11,000,000 in availability under the revolving credit facility and $3,904,000 outstanding under the PPP term loans. The Company’s long-term debt is described more fully in Note 7 to the condensed consolidated financial statements. The facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement.

As of December 31, 2020 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

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

At the conclusion of the period ended December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2020.

During the three months ended December 31, 2020, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three months ended December 31, 2020.

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

February 9, 2021

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)