Form 10-Q
period 2021-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2021-05-10
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

(631) 842-9400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year if
changed from last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NSSC	Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:            Yes ⌧           No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).             Yes ⌧             No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ⌧ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: May 7, 2021

COMMON STOCK, $.01 PAR VALUE PER SHARE     18,351,084

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021
	(unaudited)	June 30, 2020

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$28,710	$18,248
Marketable securities	5,361	—
Accounts receivable, net of allowance for doubtful accounts of $196 and $326 at March 31, 2021 and June 30, 2020, respectively, and other reserves	22,355	22,932
Inventories, net	27,382	35,231
Prepaid expenses and other current assets	1,884	2,049
Total Current Assets	85,692	78,460
Inventories - non-current, net	8,624	6,524
Property, plant and equipment, net	7,715	8,088
Intangible assets, net	4,797	5,116
Operating lease asset	7,379	7,395
Other assets	246	255
TOTAL ASSETS	$114,453	$105,838

CURRENT LIABILITIES
Accounts payable	$5,669	$6,547
Accrued expenses	5,185	5,744
Accrued salaries and wages	2,527	2,181
Current portion of long-term debt	1,735	1,794
Accrued income taxes	596	1,148
Total Current Liabilities	15,712	17,414
Long term debt, net of current portion	2,169	2,110
Deferred income taxes	167	112
Accrued income taxes	1,260	1,188
Long term operating lease liabilities	7,096	7,113
Total Liabilities	26,404	27,937
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,243,926 and 21,241,066 shares issued; and 18,350,211 and 18,347,351 shares outstanding, respectively	212	212
Additional paid-in capital	18,038	17,766
Retained earnings	89,320	79,444
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	88,049	77,901
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,453	$105,838

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended March 31,
	2021	2020

Net sales:	(in thousands, except for share and per share data)
Equipment revenues	$19,335	$20,007
Service revenues	8,893	6,232
	28,228	26,239
Cost of sales:
Equipment related expenses	14,074	13,285
Service-related expenses	1,244	998
	15,318	14,283

Gross Profit	12,910	11,956
Research and development	1,902	1,815
Selling, general, and administrative expenses	5,980	6,096
	7,882	7,911
Operating Income	5,028	4,045
Other expense:
Interest and other expense, net	44	5
Income before Provision for Income Taxes	4,984	4,040
Provision for Income Taxes	624	425
Net Income	$4,360	$3,615

Income per share:
Basic	$0.24	$0.20
Diluted	$0.24	$0.20

Weighted average number of shares outstanding:
Basic	18,349,000	18,472,000
Diluted	18,412,000	18,516,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine Months Ended March 31,
	2021	2020

Net sales:	(in thousands, except for share and per share data)
Equipment revenues	$54,249	$60,973
Service revenues	24,357	17,380
	78,606	78,353
Cost of sales:
Equipment related expenses	39,980	39,525
Service-related expenses	3,621	3,227
	43,601	42,752

Gross Profit	35,005	35,601
Research and development	5,675	5,387
Selling, general, and administrative expenses	17,979	18,566
	23,654	23,953
Operating Income	11,351	11,648
Other expense:
Interest and other expense, net	53	3
Income before Provision for Income Taxes	11,298	11,645
Provision for Income Taxes	1,422	1,225
Net Income	$9,876	$10,420

Income per share:
Basic	$0.54	$0.56
Diluted	$0.54	$0.56

Weighted average number of shares outstanding:
Basic	18,348,000	18,476,000
Diluted	18,402,000	18,530,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Nine months ended March 31, 2021 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2020	21,241,066	$212	$17,766	(2,893,715)	$(19,521)	$79,444	$77,901
Net income	—	—	—	—	—	2,319	2,319
Stock-based compensation expense	—	—	104	—	—	—	104
Balances at September 30, 2020	21,241,066	$212	$17,870	(2,893,715)	$(19,521)	$81,763	$80,324
Net income	—	—	—	—	—	3,197	3,197
Stock-based compensation expense	—	—	84	—	—	—	84
Balances at December 31, 2020	21,241,066	$212	$17,954	(2,893,715)	$(19,521)	$84,960	$83,605
Net income	—	—	—	—	—	4,360	4,360
Stock-based compensation expense	—	—	84	—	—	—	84
Stock options exercised	2,860	—	—	—	—	—	—
Balances at March 31, 2021	21,243,926	$212	$18,038	(2,893,715)	$(19,521)	$89,320	$88,049

	Nine months ended March 31, 2020 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2019	21,227,094	$212	$17,103	(2,749,310)	$(17,067)	$70,924	$71,172
Net income	—	—	—	—	—	3,233	3,233
Stock-based compensation expense	—	—	17	—	—	—	17
Balances at September 30, 2019	21,227,094	$212	$17,120	(2,749,310)	$(17,067)	$74,157	$74,422
Net income	—	—	—	—	—	3,572	3,572
Stock-based compensation expense	—	—	308	—	—	—	308
Balances at December 31, 2019	21,227,094	$212	$17,428	(2,749,310)	$(17,067)	$77,729	$78,302
Net income	—	—	—	—	—	3,615	3,615
Stock options exercised	12,598		71				71
Stock-based compensation expense	—	—	172	—	—	—	172
Repurchase of Treasury Shares				137,303	(2,350)		(2,320)
Balances at March 31, 2020	21,239,692	$212	$17,671	(2,886,613)	$(19,417)	$81,344	$79,810

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months ended March 31,
	2021	2020

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,876	$10,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,267	1,118
Loss on marketable securities	42	—
(Recovery of) provision for doubtful accounts	(130)	238
Deferred income taxes	55	577
Stock based compensation expense	272	497
Changes in operating assets and liabilities:
Accounts receivable	707	2,386
Inventories	5,749	(7,799)
Prepaid expenses and other current assets	165	(39)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(1,572)	(784)
Net Cash Provided by Operating Activities	16,431	6,614
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(566)	(1,325)
Purchases of marketable securities	(5,403)	—
Net Cash Used in Investing Activities	(5,969)	(1,325)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	—	71
Cash paid for purchase of treasury stock	—	(2,350)
Net Cash Used in Investing Activities	—	(2,279)

Net increase in Cash and Cash Equivalents	10,462	3,012
CASH AND CASH EQUIVALENTS - Beginning	18,248	8,028
CASH AND CASH EQUIVALENTS - Ending	$28,710	$11,040
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$14	$24
Income taxes paid	$1,847	$735

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MARCH 31, 2021

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

Our fourth quarter of fiscal 2020 and the first three quarters of fiscal 2021 reflected the challenging business environment resulting from the COVID-19 pandemic. The COVID-19 pandemic has caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. We sell our products primarily through distribution to dealers and we are now seeing strong sell-through statistics from several of our largest distributors.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, marketable securities, current receivables and payables and certain other short-term financial instruments approximate their fair value as of March 31, 2021 and June 30, 2020 due to their short-term maturities. Long-term debt and lease liabilities approximate fair value based on prevailing market rates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $63,000 of short-term time deposits at March 31, 2021 and June 30, 2020. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2021 and June 30, 2020. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the three and nine months ended March 31, 2021, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $196,000 as of March 31, 2021 and $326,000 as of June 30, 2020. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

The Company’s acquisition of substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. (“Marks”) in August 2008 included intangible assets recorded at fair value on the date of acquisition. The customer relationships are amortized over their estimated useful lives of twenty years. At the acquisition, the Marks trade name was deemed to have an indefinite life. At the conclusion of fiscal 2020, the Company determined that the tradename was impaired. Accordingly, the Company recorded an impairment charge of $1,852,000 and reclassified the remaining balance of the underlying asset from indefinite-lived to a long-lived asset with a remaining useful life of 20 years as of June 30, 2020.

Changes in intangible assets are as follows (in thousands):

	March 31, 2021			June 30, 2020
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(8,899)	$901	$9,800	$(8,732)	$1,068
Trade name	4,048	(152)	3,896	4,048	—	4,048
	$13,848	$(9,051)	$4,797	$13,848	$(8,732)	$5,116

Amortization expense for intangible assets subject to amortization was approximately $106,000 and $66,000 for the three months ended March 31, 2021 and 2020, respectively. Amortization expense for intangible assets subject to amortization was approximately $319,000 and $198,000 for the nine months ended March 31, 2021 and 2020, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2021 - $426,000; 2022 - $391,000; 2023 - $361,000; 2024 - $337,000; and 2025 - $315,000. The weighted average remaining amortization period for intangible assets was 17.0 years and 17.5 years at March 31, 2021 and June 30, 2020, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended March 31, 2021 and 2020 was $229,000 and $307,000, respectively. Advertising expense for the nine months ended March 31, 2021 and 2020 was $919,000 and $1,448,000, respectively.

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Research and development expense for the three months ended March 31, 2021 and 2020 was $1,902,000 and $1,815,000, respectively. Research and development expense for the nine months ended March 31, 2021 and 2020 was $5,675,000 and $5,387,000, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2021	2020	2021	2020	2021	2020
Basic EPS	$4,360	$3,615	18,349	18,472	$0.24	$0.20
Effect of Dilutive Securities:
Stock Options	—	—	63	44	—	—
Diluted EPS	$4,360	$3,615	18,412	18,516	$0.24	$0.20

Options to purchase 8,000 and 44,000 shares of common stock were excluded for the three months ended March 31, 2021 and 2020, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the nine months ended March 31 (in thousands, except per share data):

			Weighted Average		Net Income per
	Net Income		Shares		Share
	2021	2020	2021	2020	2021	2020
Basic EPS	$9,876	$10,420	18,348	18,476	$0.54	$0.56
Effect of Dilutive Securities:
Stock Options	—	—	54	54	—	—
Diluted EPS	$9,876	$10,420	18,402	18,530	$0.54	$0.56

Options to purchase 27,000 shares of common stock were excluded for each of the nine months ended March 31, 2021 and 2020, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

Stock-Based Compensation

The Company has established four share incentive programs as discussed in Note 9.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Stock-based compensation costs of $84,000 and $172,000 were recognized for the three months ended March 31, 2021 and 2020, respectively. Stock-based compensation costs of $272,000 and $497,000 were recognized for the nine months ended March 31, 2021 and 2020, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three or nine months ended March 31, 2021 or 2020.

Comprehensive Income

For the three and nine months ended March 31, 2021 and 2020, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

Segment Reporting

The Company’s reportable operating segments are determined based on the Company’s management approach. The management approach is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company’s results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical data in Note 14.

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($91,000 and $135,000 in the three months ended March 31, 2021 and 2020, respectively and $290,000 and $355,000 in the nine months ended March 31, 2021 and 2020, respectively); and classifies the costs associated with these revenues in cost of sales ($281,000 and $300,000 in the three months ended March 31, 2021 and 2020, respectively, and $732,000 and $831,000 in the nine months ended March 31, 2021 and 2020, respectively).

Leases

Effective July 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Adoption of the new standard resulted in the recording of an operating ROU asset and lease liabilities of approximately $7.7 million. Given the length of the lease term, the right-of-use asset and corresponding liability assume a weighted discount rate as disclosed in Note 13. A change in the rate utilized could have a material effect on the amounts reported. Financial positions for reporting periods beginning on or after July 1, 2019 are presented under new guidance. See Note 13 – Commitments and Contingencies; Leases for additional accounting policies and transition disclosures.

Recently Issued and Adopted Accounting Standards

Reference Rate Reform (ASC Topic 848)

In March 2020, the FASB issued authoritative guidance to provide optional relief for companies preparing for the discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”), which is expected to be phased out at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate.

In January 2021, the FASB issued authoritative guidance that makes amendments to the new rules on accounting for reference rate reform. The amendments clarify that for all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in ASC Topic 848.

Effective for the Company – This guidance can be applied for a limited time through December 31, 2022. The guidance will no longer be available to apply after December 31, 2022.

Impact on consolidated financial statements – The Company is currently assessing the impact of applying this guidance on its existing derivative contracts, leases and other arrangements, as well as when to adopt this guidance.

NOTE 2 – Revenue Recognition and Contracts with Customers

Net Sales

The Company markets and sells two major product lines: (1) the development, manufacture, and distribution of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use and (2) the Company provides wireless communication service for intrusion and fire alarm systems on a monthly basis. These products and services are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States.

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

The Company provides limited standard warranty for defective products, usually for a period of 24 to 36 months. The Company accepts returns for such defective products as well as for other limited circumstances. The Company also provides rebates to customers for meeting specified purchasing targets and other coupons or credits in limited circumstances. The Company establishes reserves for the estimated returns, rebates and credits and measures such variable consideration based on the expected value method using an analysis of historical data. Changes to the estimated variable consideration in subsequent periods are not material. As of March 31, 2021 and June 30, 2020, the Company included refund liabilities of approximately $3,791,000 and $3,331,000, respectively, in current liabilities. As of March 31, 2021 and June 30, 2020, the Company included return-related assets of approximately $840,000 and $701,000, respectively, in other current assets.

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of equipment sales, sales returns, rebates and allowances were 15% and 12% for the three months ended March 31, 2021 and 2020. As a percentage of equipment sales, sales returns, rebates and allowances were 16% and 13% for the nine months ended March 31, 2021 and 2020, respectively.

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

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Major Product Lines:
Intrusion and access alarm products	$8,956	$8,409	$24,517	$24,163
Door locking devices	10,379	11,598	29,732	36,810
Services	8,893	6,232	24,357	17,380
Total Revenues	$28,228	$26,239	$78,606	$78,353

NOTE 3 - Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

The Company had one customer which had an accounts receivable balance that comprised 11% and 24% of the Company’s accounts receivable at March 31, 2021 and June 30, 2020, respectively. Sales to this customer comprised 4% and 8% of net sales in the three and nine months ended March 31, 2021, respectively. Sales to this customer comprised 12% and 11% of net sales in the three and nine months ended March 31, 2020, respectively.

The Company had a second customer which had an accounts receivable balance that comprised 15% of the Company’s accounts receivable at March 31, 2021. The customer's accounts receivable balance did not exceed 10% of accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in either of the three months ended March 31, 2021 and 2020 or the nine months ended March 31, 2021 and 2020.

The Company had a third customer which had an accounts receivable balance that comprised 11% of the Company's accounts receivable at March 31, 2021.The customer’s accounts receivable balance did not exceed 10% of accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in either of the three months ended March 31, 2021 and 2020 or the nine months ended March 31, 2021 and 2020.

NOTE 4 – Marketable Securities

Marketable securities include investments in fixed income mutual funds, which are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognized in the income statement for the three months and nine months ended March 31, 2021 are as follows:

March 31,
2021
Net gains recognized during the period on marketable securities	$3
Less: Net gains recognized during the year on marketable securities sold during the period	—
Unrealized (losses) gains recognized during the reporting year on marketable securities still held at the reporting date	(42)
$(39)

The fair values of the Company’s marketable securities are determined in accordance with US GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company utilizes the three-tier value hierarchy, as prescribed by US GAAP, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s marketable securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

			Unrealized
	Cost	Fair Value	Gain (Loss)
Marketable Securities	$5,403	$5,361	$(42)

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

For the three months and nine months ended March 31, 2021, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 - Inventories

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

Inventories, net of reserves consist of the following, (in thousands):

	March 31,	June 30,
	2021	2020
Component parts	$19,727	$22,877
Work-in-process	6,274	7,276
Finished product	10,005	11,602
	$36,006	$41,755

Classification of inventories, net of reserves:
Current	$27,382	$35,231
Non-current	8,624	6,524
	$36,006	$41,755

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2021	June 30, 2020	Useful Life in Years

Land	$904	$904	—
Buildings	8,911	8,911	30 to 40
Molds and dies	7,364	7,337	3 to 5
Furniture and fixtures	2,792	2,792	5 to 10
Machinery and equipment	25,417	24,878	7 to 10
Building improvements	2,173	2,173	Shorter of the lease term or life of asset
	47,561	46,995
Less: accumulated depreciation and amortization	(39,846)	(38,907)
	$7,715	$8,088

Depreciation and amortization expense on property, plant, and equipment was approximately $302,000 and $306,000 for the three months ended March 31, 2021 and 2020, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $939,000 and $912,000 for the nine months ended March 31, 2021 and 2020, respectively.

NOTE 7 - Income Taxes

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

For the nine months ended March 31, 2021, the Company recognized net income tax expense of $1,422,000. During the nine months ended March 31, 2021, the Company’s reserve for uncertain income tax positions decreased by $425,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of March 31, 2021, the Company had accrued interest totaling $81,000 as well as $443,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the nine months ended March 31, 2021, additional interest expense was accrued for in the amount of $19,000. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2021, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2017 and thereafter.

The Company was audited by the IRS for fiscal year 2016. In July 2019, the Company received a Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation under Internal Revenue Code (“IRC”) Section 956 arising from the intercompany balances on the books of the Company. In August 2019, the Company filed a formal protest with the IRS requesting an opportunity to appeal the examination findings to the Appeals Office. During fiscal year 2020, the Company settled the issue at Appeals and recorded a provision for the federal and state impact of $762,000 and $70,000 respectively. As of March 31, 2021, all federal and state liabilities related to the fiscal year 2016 audit have been paid.

The Company was audited by the IRS for the fiscal year 2017. The Company received Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2017 tax year regarding deemed dividends based on its interpretation under IRC Section 956 arising from the intercompany balances on the books of the Company. During the third quarter of fiscal 2021, the Company settled the issue and paid the IRS $399,000. The Company reported the results of the IRS exam to all the jurisdictions in which it files and paid taxes and interest totaling $97,000. Subsequent to the quarter end, the Company paid the IRS $68,000 for interest. None of the payments were recorded to expense since adequate liabilities had previously been established. The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

NOTE 8 - Long-Term Debt

As of March 31, 2021, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024 and term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program.

Outstanding balances and interest rates as of March 31, 2021 and June 30, 2020 are as follows (dollars in thousands):

	March 31, 2021		June 30, 2020
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$—	n/a	$—	n/a
Term loans	3,904	—%	3,904	1%
	3,904		3,904
Less: current maturities	(1,735)		(1,794)
Long-term debt	$2,169		$2,110

The Revolver Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 1.15% to 2.00%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Revolver Agreement. The Company’s obligations under the Revolver Agreement continue to be secured by substantially all of its domestic assets, including but not limited to, deposit accounts, accounts receivable, inventory, equipment and fixtures and intangible assets. In addition, the Company’s wholly owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Revolver Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Revolver Agreement. The Revolver Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Revolver Agreement. In September 2020, the Company and its lender amended the Revolver Agreement, which had an expiration date of June 2021, to expire in June 2024. The amended Revolver Agreement also removed certain requirements and restrictions on the Company as well as removing the mortgage on the Company’s Amityville facility.

During the fourth quarter of fiscal 2020, the Company received the proceeds of promissory notes (“Notes”) dated between April 17, 2020 and May 7, 2020 (the “PPP Loan Agreement”), entered into between the Company and HSBC Bank USA N.A., as lender (the “Lender”). The Lender made the loans pursuant to the Paycheck Protection Program (the “PPP”), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the SBA implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time. Pursuant to the PPP Loan Agreement, the Lender made loans to the Company with an aggregate principal amount of $3,904,000 (the “PPP Loan”).

Pursuant to the CARES Act, the loan may be forgiven by the SBA. The Company is in the process of applying for forgiveness of these loans. The amount of loan forgiveness is determined by and is subject to the sole approval of the SBA. The amount of loan forgiveness is determined by calculating allowable expenses during a period of 24 weeks from the date of the receipt of the loan proceeds (the “Effective Period”) and may be reduced if loan proceeds are not used for qualified expenses. To receive loan forgiveness, the Company must apply for loan forgiveness and provide documentation as requested by the SBA. There will be no loan forgiveness without the Company’s submission of the proper application and documentation to Lender to include all SBA requirements. Not more than 25% of the amount forgiven can be attributable to non-payroll costs. While the Company believes it is eligible for forgiveness, no assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part or, if forgiven, will not be disallowed by the SBA if audited.

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

NOTE 9 - Stock Option

The Company follows ASC Topic 718, "Compensation-Stock Compensation", which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. The Company recorded non-cash compensation expense relating to stock-based compensation of $84,000 and $172,000 for the three months ended March 31, 2021 and 2020, respectively ($0.00 and $0.01 per basic and diluted share for each period, respectively) and $272,000 and $497,000 for the nine months ended March 31, 2021 and 2020, respectively ($0.01 and $0.03 per basic and diluted share for each period, respectively).

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2021, 112,040 stock options were outstanding, 44,600 stock options were exercisable and 731,960 stock options were available for grant under this plan.

No options were granted during the three or nine months ended March 31, 2021. The fair value of each option granted during the nine months ended March 31, 2020 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2020
Risk-free interest rates	1.30% - 2.10%
Expected lives	10 years
Expected volatility	44-46%
Expected dividend yields	0%

The following table reflects activity under the 2012 Employee Plan for the nine months ended March 31:

	2021		2020
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	117,840	$18.84	72,500	$11.01
Granted	—	—	41,000	27.76
Exercised	(1,800)	11.39	(14,100)	7.57
Forfeited	(4,000)	8.15
Outstanding, end of period	112,040	$19.34	99,400	$18.41
Exercisable, end of period	44,600	$15.84	36,900	$13.27
Weighted average fair value at grant date of options granted	n/a		$15.28
Total intrinsic value of options exercised	$42,000		255,000
Total intrinsic value of options outstanding	$1,735,000		$241,000
Total intrinsic value of options exercisable	$847,000		$172,000

1,800 and 14,100 stock options were exercised during the three months ended March 31, 2021 and March 31, 2020, respectively. $0 and $71,000 cash was received from option exercises during the three months ended March 31, 2021 and 2020, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $3,000 and $8,000, respectively. 1,800 and 14,100 stock options were exercised during the nine months ended March 31, 2021 and 2020, respectively. $0 and $71,000 of cash was received from option exercises during the nine months ended March 31, 2021 and 2020, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $3,000 and $8,000, respectively.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at March 31, 2020:

	Options outstanding			Options exercisable
Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$4.37‑$33.59	112,040	7.7	$19.34	44,600	$15.84

As of March 31, 2021, there was $705,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 0 and 41,000 options were granted during the nine months ended March 31, 2021 and 2020, respectively. 2,600 and 13,000 options vested during the three months ended March 31, 2021 and 2020, respectively. 15,400 and 17,200 options vested during the nine months ended March 31, 2021 and 2020, respectively. The total fair value of the options vesting during the three months ended March 31, 2021 and 2020 under this plan was $63,000 and $33,000, respectively. The total fair value of the options vesting during the nine months ended March 31, 2020 and 2019 under this plan was $168,000 and $183,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2021, 10,800 stock options were outstanding, 7,320 stock options were exercisable and no further stock options were available for grant under this plan.

The following table reflects activity under the 2012 Non-Employee Plan for the nine months ended March 31:

	2021		2020
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	12,000	$10.29	10,200	$7.99
Granted	—	—	1,800	23.35
Exercised	(1,200)	8.70	—	—
Outstanding, end of period	10,800	$10.47	12,000	$10.29
Exercisable, end of period	7,320	$9.15	5,760	$8.35
Weighted average fair value at grant date of options granted	n/a		12.94
Total intrinsic value of options exercised	$31,000		n/a
Total intrinsic value of options outstanding	$263,000		$73,000
Total intrinsic value of options exercisable	$188,000		$42,000

1,200 and 0 stock options were exercised during the three months ended March 31, 2021 and 2020. No cash was received from option exercises during either of the three months ended March 31, 2021 or 2020 and the actual tax benefit realized for the tax deductions from option exercises was $6,000 and $0, respectively. 1,200 and 0 stock options were exercised during the nine months ended March 31,

2021 and 2020, respectively. No cash was received from option exercises during either of the nine months ended March 31, 2021 or 2020 and the actual tax benefit realized for the tax deductions from option exercises was $6,000 and $0, respectively.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at March 31, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.37 - $23.35	10,800	6.4	$10.47	7,320	$9.15

As of March 31, 2021, there was $19,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 0 and 1,800 options were granted during the three months ended March 31, 2021 and 2020, respectively. 360 options vested during each of the three months ended March 31, 2021 and 2020, respectively. 0 and 1,800 options were granted during the nine months ended March 31, 2021 and 2020, respectively. 2,760 options vested during each of the nine months ended March 31, 2021 and 2020, respectively. The total fair value of the options vesting during the three months ended March 31, 2021 and 2020 under this plan was $5,000 and $3,000, respectively. The total fair value of the options vesting during the nine months ended March 31, 2021 and 2020 under this plan was $18,000 and $18,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2021, 46,800 stock options were outstanding, 20,480 stock options were exercisable and no further stock options were available for grant under this plan.

No options were granted during the three or nine months ended March 31, 2021. The fair value of each option granted during the nine months ended March 31, 2020 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2020
Risk-free interest rates	1.60 - 1.80%
Expected lives	10 years
Expected volatility	44 - 45%
Expected dividend yields	—%

The following table reflects activity under the 2018 Non-Employee Plan for the nine months ended March 31:

	2021		2020
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	48,400	$23.48	15,200	$16.20
Granted	—	—	33,200	26.82
Exercised	(1,600)	16.20
Outstanding, end of period	46,800	$23.73	48,400	$23.48
Exercisable, end of period	20,480	$23.08	12,240	$21.96
Weighted average fair value at grant date of options granted	n/a		$15.09
Total intrinsic value of options exercised	$30,000		n/a
Total intrinsic value of options outstanding	$519,000		$—
Total intrinsic value of options exercisable	$241,000		$—

1,600 and 0 stock options were exercised during the three months ended March 31, 2021 and 2020, respectively. No cash was received from option exercises during either of the three months ended March 31, 2021 or 2020 and the actual tax benefit realized for the tax deductions from option exercises was $6,000 and $0, respectively. 1,600 and 0 stock options were exercised during the nine months ended March 31, 2021 and 2020, respectively. No cash was received from option exercises during either of the nine months ended March 31, 2021 or 2020 and the actual tax benefit realized for the tax deductions from option exercises was $6,000 and $0, respectively.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at March 31, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$16.20-$30.54	46,800	8.4	$23.73	20,480	$23.08

As of March 31, 2021, there was $311,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 0 and 17,200 options were granted during the three months ended March 31, 2021 and 2020, respectively. 3,440 options vested during each of the three months ended March 31, 2021 and 2020. 0 and 33,200 options were granted during the nine months ended March 31, 2021 and 2020, respectively. 9,840 and 24,400 options vested during the nine months ended March 31, 2021 and 2020, respectively. The total fair value of the options vesting during the three months ended March 31, 2021 and 2020 under this plan was $45,000 and $88,000, respectively. The total fair value of the options vesting during the nine months ended March 31, 2020 and 2019 under this plan was $133,000 and $133,000, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 5,000 stock options were outstanding, 1,000 stock options were exercisable and 45,000 stock options were available for grant under this plan.

The fair value of each option granted during the nine months ended March 31 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2021
Risk-free interest rates	0.62%
Expected lives	10
Expected volatility	45%
Expected dividend yields	0%

The following table reflects activity under the 2020 Non-Employee Plan for the nine months ended March 31:

	2021
		Weighted average
	Options	exercise price
Outstanding, beginning of year	—	—
Granted	5,000	$22.80
Exercised	—	—
Outstanding, end of period	5,000	$22.80
Exercisable, end of period	1,000	$22.80
Weighted average fair value at grant date of options granted	$12.20
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$60,000
Total intrinsic value of options exercisable	$12,000

No stock options were exercised during the three months ended March 31, 2021 or 2020. No cash was received from option exercises during either of the three months ended March 31, 2021 or 2020 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at March 31, 2021:

	Options outstanding			Options exercisable
Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$22.80	5,000	9.4	$22.80	1,000	$22.80

As of March 31, 2021, there was $40,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. No options were granted during the three months ended March 31, 2021. No options vested during the three months ended March 31, 2021. 5,000 options were granted during the nine months ended March 31, 2021. 1,000 options vested during the nine months ended March 31, 2021. The total fair value of the options vesting during the nine months ended March 31, 2021 under this plan was $12,000.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Pursuant to the PPP Loan Agreement described in Note 8, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein. No shares were repurchased during the nine months ended March 31, 2021. During the fiscal year ended June 30, 2020, the Company repurchased 144,405 shares of its outstanding common stock at a weighted average price of $16.99. Shares repurchased through June 30, 2020 are included in the Company’s Treasury Stock as of June 30, 2020.

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

During fiscal 2021, certain employees and Directors exercised stock options under the Company’s 2012 Employee Plan, the 2012 Non-employees Plan and the 2018 Non-employee Plan totaling 4,600 shares as cashless exercises as allowed under the plans, where the exercise shares are issued by the Company in exchange for the shares of the Company’s common stock that are owned by the optionee. The number of shares surrendered by the optionees was 1,740 and was based upon the per share price effective the date of the exercise.

NOTE 11 – Related Party Transaction

On December 15, 2020, 2,333,071 shares of common stock were sold in a secondary offering by the Company's President and Chairman. On December 21, 2020, the underwriters of the secondary offering fully exercised the option granted at the time of the secondary offering to purchase an additional 334,961 shares of common stock at the secondary offering price of $26.00 per share ("Greenshoe"), less underwriting discounts and commissions, which consists solely of shares sold by the Company's President and Chairman. The Company received no proceeds from the secondary offering or the Greenshoe, but incurred $289,000 in offering expenses, which are recorded in selling, general, and administrative expenses in the accompanying condensed consolidated statements of income.

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $32,000 and $33,000 for the three months ended March 31, 2021 and 2020, respectively. Company contributions to this plan are discretionary and totaled $100,000 and $98,000 for the nine months ended March 31, 2021 and 2020, respectively.

NOTE 13 - Commitments and Contingencies

Leases

Our lease obligation consists of a 99-year lease which commenced on April 26, 1993 with one of the Company’s foreign subsidiaries, expiring in 2092, for approximately four acres of land in the Dominican Republic at an annual cost of $288,000, on which the Company’s principal production facility is located.

Operating leases are included in operating lease right-of-use assets, accrued expenses and operating lease liabilities, non-current on our condensed consolidated balance sheets.

For the three and nine months ended March 31, 2021, cash payments against operating lease liabilities totaled $72,000 and $216,000, respectively. For the three and nine months ended March 31, 2020, cash payments against operating lease liabilities totaled $72,000 and $240,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	71 Years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of payments of lease liabilities as of March 31, 2021 (in thousands):

Year Ending June 30,	Amount
2021	$72
2022	280
2023	270
2024	261
2025	251
Thereafter	6,245
Total	$7,379

Operating lease expense totaled approximately $78,000 and $79,000 for the three months ended March 31, 2021 and 2020, respectively. Operating lease expense totaled approximately $236,000 and $237,000 for the nine months ended March 31, 2021 and 2020, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Employment Agreements

As of March 31, 2021, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $752,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year's compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Engineering expires in August 2022 and provides for an annual salary of $334,000, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

NOTE 14 – Geographical Data

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems, video surveillance products, and providing wireless communication services for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America.

Financial Information Relating to Domestic and Foreign Operations

Financial Information Relating to Domestic and Foreign Operations (in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Sales to external customers (1):
Domestic	$27,877	$25,662	$77,559	$76,717
Foreign	351	577	1,047	1,636
Total Net Sales	$28,228	$26,239	$78,606	$78,353

	March 31, 2021	June 30, 2020
Identifiable assets:
United States	$80,557	$69,436
Dominican Republic (2)	33,896	36,402
Total Identifiable Assets	$114,453	$105,838
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (March 31, 2021 = $22,996; June 30, 2020 = $25,246), operating lease assets (March 31, 2021 = $7,379; June 30, 2020 = $7,395) and fixed assets (March 31, 2021 = $3,223; June 30, 2020 = $3,481) located at the Company's principal manufacturing facility in the Dominican Republic.

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this prospectus regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020 for more information. These factors and the other cautionary statements made in this prospectus and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this prospectus and the documents we incorporate by reference. In addition, any forward-looking statements represent our estimates only as of the date that this prospectus is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Since 1969, NAPCO has established a heritage and proven record in the professional security community for reliably delivering both advanced technology and high-quality security solutions, building many of the industry’s widely recognized brands, such as NAPCO Security Systems, Alarm Lock, Continental Access, Marks USA, and other popular product lines: including Gemini and F64-Series hardwire/wireless intrusion systems and iSee Video internet video solutions. We are also dedicated to developing innovative technology and producing the next generation of reliable security solutions that utilize remote communications and wireless networks, including our StarLink, iBridge, and more recently the iSecure product lines. Today, millions of businesses, institutions, homes, and people around the globe are protected by products from the NAPCO Group of Companies.

Economic and Other Factors

We are subject to the effects of general economic and market conditions. If the U.S. or international economic conditions deteriorate, our revenue, profit and cash-flow levels could be materially adversely affected in future periods. In the event of such deterioration, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. If such events do occur, they may result in our fixed and semi-variable expenses becoming too high in relation to our revenues and cash flows.

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s products want to install its products prior to the summer; therefore, sales of its products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for our products is affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend.

Our fourth quarter of fiscal 2020 and the first three quarters of fiscal 2021 reflected the challenging business environment resulting from the COVID-19 pandemic. The COVID-19 pandemic has caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. We sell our products primarily through distribution to dealers and we are now seeing strong sell-through statistics from several of our largest distributors. Increased sell-through of our products from our distributors to the alarm and locking dealers during the quarter as compared to the same quarter last year, which was pre COVID-19, indicates that security equipment professionals are getting increased access to both commercial and residential installation sites and using more and more of our products.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fully described in Note 1 to the Company’s consolidated financial statements included in its 2021 Annual Report on Form 10-K. Management believes these critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Results of Operations

	Three months ended March 31,			Nine months ended March 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2021	2020	(decrease)	2021	2020	(decrease)
Net sales: equipment revenues	$19,335	$20,007	(3.4)%	$54,249	$60,973	(11.0)%
service revenues	8,893	6,232	42.7%	24,357	17,380	40.1%
	28,228	26,239	7.6%	78,606	78,353	0.3%
Gross profit: equipment	5,261	6,722	(21.7)%	14,269	21,448	(33.5)%
services	7,649	5,234	46.1%	20,736	14,153	46.5%
	12,910	11,956	8.0%	35,005	35,601	(1.7)%
Gross profit as a % of net sales:	45.7%	45.6%	0.2%	44.5%	45.4%	(2.0)%
equipment	27.2%	33.6%	(19.0)%	26.3%	35.2%	(25.3)%
services	86.0%	84.0%	2.4%	85.1%	81.4%	4.5%

Research and development	1,902	1,815	4.8%	5,675	5,387	5.3%
Selling, general and administrative	5,980	6,096	(1.9)%	17,979	18,566	(3.2)%
Selling, general and administrative as a percentage of net sales	21.2%	23.2%	(8.6)%	22.9%	23.7%	(3.4)%
Operating income	5,028	4,045	24.3%	11,351	11,648	(2.5)%
Interest and other expense (income), net	44	5	780.0%	53	3	1,666.7%
Provision for income taxes	624	425	46.8%	1,422	1,225	16.1%
Net income	4,360	3,615	20.6%	9,876	10,420	(5.2)%

Results of Operations

Sales for the three months ended March 31, 2021 increased by $1,989,000 or 7.6% to $28,228,000 as compared to $26,239,000 for the same period a year ago. Sales for the nine months ended March 31, 2021 increased by $253,000 or .3% to $78,606,000 as compared to $78,353,000 for the same period a year ago. The increase in sales for the three months ended March 31, 2021 was due primarily to increased recurring communication service revenues ($2,661,000) and sales of intrusion and access products ($548,000) as partially offset by a decrease in sales of door-locking products ($1,220,000). The increase in sales for the nine months ended March 31, 2021 was due primarily to increased recurring communication service revenues ($6,977,000) and sales of intrusion and access products ($321,000) as partially offset by a decrease in sales of door-locking products ($7,045,000). Sales of the Company’s door-locking products continue to be negatively impacted by the COVID-19 pandemic.

Gross profit for the three months ended March 31, 2021 increased to $12,910,000 or 45.7% of sales as compared to $11,956,000 or 45.6% of sales for the same period a year ago. Gross profit on equipment sales for the three months ended March 31, 2021 decreased to $5,261,000 or 27.2% of equipment sales as compared to $6,722,000 or 33.6% of equipment sales for the same period a year ago. Gross profit on sales of services for the three months ended March 31, 2021 increased to $7,649,000 or 86.0% of service sales as compared to $5,234,000 or 84.0% of service sales for the same period a year ago. Gross profit for the nine months ended March 31, 2021 decreased to $35,005,000 or 44.5% of sales as compared to $35,601,000 or 45.4% of sales for the same period a year ago. Gross profit on equipment sales for the nine months ended March 31, 2021 decreased to $14,269,000 or 26.3% of equipment sales as compared to $21,448,000 or 35.2% of equipment sales for the same period a year ago. Gross profit on sales of services for the nine months ended March 31, 2021 increased to $20,736,000 or 85.1% of service sales as compared to $,14,153,000 or 81.4% of service sales for the same period a year ago. The decrease in gross profit and gross profit as a percentage of equipment sales for the three and nine months was primarily due to the decrease in net sales of equipment, an unfavorable shift in product mix from door-locking products to intrusion products as well as lower overhead absorption which resulted from the Company’s lower purchasing and production levels. The lower levels of component part purchases and production were due to the Company’s efforts to reduce its inventory levels as well as the reduced hardware revenues discussed above. The increase in gross profit and gross profit as a percentage of service sales for the three and nine months ended March 31, 2021 was due primarily to the increase in service revenues as well as a favorable shift in service product mix to higher margin service plans.

Research and development expenses for the three months ended March 31, 2021 increased $87,000 to $1,902,000 as compared to $1,815,000 for the same period a year ago. Research and development expenses for the nine months ended March 31, 2021 increased $288,000 to $5,675,000 as compared to $5,387,000 for the same period a year ago. These increases were due primarily to increased payroll.

Selling, general and administrative expenses for the three months ended March 31, 2021 decreased 1.9% to $5,980,000 from $6,096,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 21.2% for the three months ended March 31, 2021 as compared to 23.2% for the same period a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2021 decreased 3.2% to $17,979,000 from $18,566,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 22.9% for the nine months ended March 31, 2021 as compared to 23.7% for the same period a year ago. The decreases in Selling, general and administrative expenses and as a percentage of sales for the three and nine months was primarily due to decreased travel and tradeshow expenses.

Interest and other expense, net for the three months ended March 31, 2021 increased $39,000 to $44,000 as compared to $5,000 for the same period a year ago. Interest and other expense, net for the nine months ended March 31, 2021 increased $50,000 to $53,000 as compared to $3,000 for the same period a year ago. The increases were due primarily to unrealized losses on marketable securities owned by the Company.

The Company’s provision for income taxes for the three months ended March 31, 2021 increased by $199,000 to $624,000 as compared to $425,000 for the same period a year ago. The Company’s provision for income taxes for the nine months ended March 31, 2021 increased by 197,000 to $1,422,000 as compared to $1,225,000 for the same period a year ago. The increase in the provision for income taxes for the three months was primarily due to higher taxable income in the U.S, as compared to income in the DR. The Company’s effective rate for income tax was 13% and 11% for the three months and 13% and 11% for the nine months ended March 31, 2021 and 2020, respectively.

Net income for the three months ended March 31, 2021, increased by $745,000 to $4,360,000 or $0.24 per diluted share as compared to $3,615,000 or $0.20 per diluted share for the same period a year ago. Net income for the nine months ended March 31, 2021 decreased by $544,000 to $9,876,000 or $0.54 per diluted share as compared to $10,420,000 or $0.56 per diluted share for the same period a year ago. The changes in net income for the three and nine months ended March 31, 2021 was primarily due to the items described above.

Liquidity and Capital Resources

During the nine months ended March 31, 2021 the Company utilized a portion of its cash generated from operations ($5,927,000 of $16,431,000) to purchase property, plant and equipment ($566,000) and marketable securities ($5,403,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at March 31, 2021 decreased by $577,000 to $22,355,000 as compared to $22,932,000 at June 30, 2020. This decrease is primarily the result of the Company offering some of its top customers longer payment terms during the quarter ended June 30, 2020 as compared to those offered during the quarter ended March 31, 2021.

Inventories at March 31, 2021 decreased by $5,749,000 from June 30, 2020. This decrease is primarily the result of the Company utilizing some of the additional inventory it had built up during the COVID-19 pandemic as partially offset by level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter. The non-current portion of inventory increased $2,100,000 primarily due to the Company reducing its production planning in response to decreased demand during the COVID pandemic.

Accounts payable and accrued expenses other than accrued income taxes decreased by $1,091,000 as of March 31, 2021 as compared to June 30, 2020. This decrease was due primarily to the Company’s efforts to reduce its inventory levels by decreasing purchases of component parts and production levels.

As of March 31, 2021, the Company maintained a revolving credit facility of $11,000,000 which expires in June 2024 and term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program (“PPP”). As of March 31, 2021, the Company had no outstanding borrowings and $11,000,000 in availability under the revolving credit facility and $3,904,000 outstanding under the PPP term loans. The Company’s long-term debt is described more fully in Note 8 to the condensed consolidated financial statements. The facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement.

As of March 31, 2021 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

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

At the conclusion of the period ended March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2021.

During the three months ended March 31, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three months ended March 31, 2021.

Item 6. Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Senior Vice President of Operations and Finance
32.1	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2021

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)