Form 10-K
period 2021-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2021-09-13
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _ to___

Commission File Number 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

333 Bayview Avenue, Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 842-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NSSC	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻    No ⌧

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻    No ⌧

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

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ◻	Emerging growth company ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ⌧

As of December 31, 2020, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $376,476,776.

As of September 10, 2021, 18,351,084 shares of common stock of Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2021 Annual Meeting of Stockholders.

PART I

ITEM 1: BUSINESS.

Overview

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S. While recurring service revenues have continued to increase during the COVID-19 pandemic, equipment sales were negatively impacted by the economic slowdown associated with this pandemic.

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

Our net sales were $114.0 million and $101.4 million for the fiscal years ended June 30, 2021 and 2020, respectively.  The change in our net sales was driven primarily by increased sales of our recurring services ($9.9 million) and sales of equipment ($2.7 million) as compared to the same period a year ago. The increase in equipment sales was due primarily to the recovery from the economic effects of the COVID-19 pandemic and the elimination of most of the closures mandated by federal and state governments during the early and peak stages of the pandemic. As these closures abated and economic conditions improved, our equipment sales increased. Our net income was $14.9 million and $8.5 million for the fiscal years ended June 30, 2021 and 2020, respectively. The increase in net income during this period was due primarily to the recovery from the COVID-19 impact described above, as well as by the growth of our recurring revenue business.

Our Products and Services

The Company’s products and services are comprised of the following:

●	Alarm Lock standalone and networked digital door locks
●	Marks USA standard and custom Locksets, Panic Devices and Door Closers
●	NAPCO Gemini intrusion alarm equipment
●	NAPCO StarLink and FireLink cellular communication devices and services
●	NAPCO iSecure integrated cellular intrusion alarm systems
●	Continental Access door controllers and hosted services for access control

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

The Company manufactures and markets the following products for these alarm systems:

●Automatic Communicators. When a control panel is activated by a signal from an intrusion detector, it activates a communicator that can automatically dial one or more pre-designated telephone numbers utilizing wired (“landline”) or cellular communications systems. If programmed to do so, a digital communicator dials the telephone number of a central monitoring station and communicates in computer language to a digital communicator receiver, which signals an alarm message.
●Cellular communication devices. A cellular communication device connects to the communicator and is used in lieu of, or in addition to, a landline for communicating with a central monitoring station.
●Control Panels. A control panel is the "brain" of an alarm system. When activated by any one of the various types of intrusion detectors, it can activate an audible alarm and/or various types of communication devices.
●Combination Control Panels/Digital Communicators and Digital Keypad Systems. A combination control panel, digital communicator and a digital keypad has continued to be the leading configuration in terms of dealer and consumer preference. Benefits of the combination format include the cost efficiency resulting from a single microcomputer function, as well as the reliability and ease of installation gained from the simplicity and sophistication of micro-computer technology.
●Fire Alarm Control Panel. Multi-zone fire alarm control panels, which accommodate an optional digital communicator for reporting to a central station, are also manufactured by the Company.
●Area Detectors. The Company's area detectors are both passive infrared heat detectors and combination microwave/passive infrared detectors that are linked to alarm control panels. Passive infrared heat detectors respond to the change in heat patterns caused by an intruder moving within a protected area. Combination units respond to both changes in heat patterns and changes in microwave patterns occurring at the same time.

Recurring Cellular Communication Services.

The Company provides cellular access for the cellular communication devices described above. These services are provided and invoiced on a month to month basis. Revenues from these services have grown significantly over the past several years, increasing 95% from fiscal 2019 to fiscal 2021. These revenues, which currently have a gross margin of approximately 86% for the fiscal year ended June 30, 2021, represent approximately 30% of our total revenue for the fiscal year ended of June 30, 2021. The Company’s long-term goal is to have recurring revenues from these services to represent at least 50% of total revenue.

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

Our Growth Drivers

Recurring Revenue Business

In 2012, we began to generate recurring revenue by developing our cellular radio technology. Since then, we have continued to introduce additional products generating recurring revenues, primarily in the cellular communication devices such as our StarLink, iBridge, and more recently the iSecure product lines. These products are installed at the premises of end customers and we generate revenue by both upfront purchase of our products and monthly subscription fees for services we perform at our cloud-based operations center to monitor security breaches and fire alarms. The monthly recurring revenue allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products. In addition, these products generate higher gross margin, which has the effect of improving our profitability. We believe there is a significant market opportunity for these products and services, because many commercial and residential customers prefer to purchase real-time security monitoring services to ensure continuous protection and swift responses to security breaches and fire alarms.

We also experienced accelerating growth in our recurring revenue from sales of fire radio products. In the past few years, we introduced several Starlink fire radio solutions, including a Starlink dual path radio that can utilize cellular or internet technologies for their communication function. Dual path radios are required by local fire codes in certain areas such as New York City or L.A. County. A third fire radio was introduced during fiscal 2019 in the form of a Firelink fire panel with a Starlink fire radio built into it. In general, the gross margin for fire radio products is higher than the other Starlink solutions. The sales of fire radio products have contributed positively to our gross margin during the fiscal year ended June 30, 2021. We expect that fire radio products will continue to be an increasing portion of the overall mix of our recurring revenue and positively impact our gross margin.

We intend to continue pursuing recurring revenue opportunities by developing new and innovative products and continuing our aggressive and effective sales and marketing efforts. For the fiscal year ended June 30, 2021, our recurring revenue constituted approximately 30% of our total revenue. Our strategy is to increase our recurring revenue as a percentage of total revenue in the foreseeable future.

School Security and Public Safety

The recent growth of our business is partly driven by the significant need for increased security in schools and other public spaces. In the U.S., there are over 100,000 K-12 schools, over 10,000 colleges and universities and over 350,000 houses of worship. Management estimates that less than 10% of these institutions have adequate protection from an active shooter or intruder. As a result of increased “active shooter” incidents, a number of U.S. states and local governments have substantially increased school security budgets. Many colleges and universities have large endowments which are starting to be utilized to address this critical issue. Security equipment and services focused on education has reached over $3 billion in revenues and this segment is still in the early stages as many K-12 schools, colleges and universities have still not addressed this issue.

With a full suite of products and solutions, we believe we are well positioned to meet the security needs of schools, houses of worship, and other places where people congregate. Depending on the needs of the school and their budget, we offer (i) Standalone LocDown locks which can be operated by a teacher, (ii) a series of Networx standalone wireless locks which communicate with central controls, or (iii) enterprise-class access control with cellular connectivity, which allows the head of security to lock down all or part of the campus, including dorm rooms, classrooms and administrative offices, from a centralized office.

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

Competitive Strengths

The security products industry is highly competitive. The Company's primary competitors are comprised of approximately 12 other companies that manufacture and market security equipment to distributors, dealers, central stations and original equipment manufacturers. The Company believes that not one of these competitors is dominant in the industry. Most of these companies have substantially greater financial and other resources than the Company. However, unlike the Company, we believe that none of these competitors manufactures all key building security products: Intrusion Alarms and Access Control, Connectivity, and Locking devices. As more security installations include multiple security-related systems, which can include, intrusion, fire, access control, door-locking and connectivity, there is more demand for the various systems to communicate with each other. By having everything manufactured under one roof, we can offer customers one integrated platform solution without the risk of incompatible equipment from multiple vendors to “talk” to each other. Furthermore, many of our distributors, customers, and dealers prefer a single source of supply with more consistency in quality, pricing and timely shipment of products. In addition, we believe our competitors will face substantial challenges and barriers to duplicate or establish similar integrated offerings for all of these key markets.

We also have a manufacturing facility located in the Dominican Republic (“D.R.”) that manufactures over 90% of our products. It is located in a free zone which is a tax-advantaged location. The Company also benefits from the lower tariffs available to it under The Dominican Republic-Central America FTA (CAFTA-DR). The D.R. manufacturing operation is vertically integrated and operates in a low-cost location, where the typical labor cost is approximately one-tenth (1/10) of the cost for similar services in the U.S. The D.R. facility allows us to maintain a lower manufacturing overhead and improve our gross margin. This facility is currently running one shift, plus a second shift on select products with the ability to run 3 full shifts. Additional staffing is readily available for future expansion. The annual revenue that can be generated per shift is approximately $100 million. The building is a self-contained “concrete bunker” with ability to withstand Category 5 hurricanes. Both locations contain enough land to build additional space; 180,000 square feet of additional manufacturing space in the D.R., and approximately 100,000 square feet of office and warehousing space in Amityville, should the need arise. The Company has multiple transportation options between the D.R. and Amityville facilities. Shipping times from the D.R. to the Amityville facility are typically 6-8 days.

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

Our Strategy

Due to paradigm changes in the security marketplace, the Company’s focus has been on mandatory (non-elective) systems, such as fire systems with central station monitoring in commercial buildings, and iOT-driven connectivity services in high growth and margin categories. As copper land lines are phased out and more people switch to cellular phone service for their homes, our cellular communication services become increasingly attractive in these installations, both new and existing. We have built a strong competitive position by developing a wide range of software capabilities from embedded micro-coding to enterprise system software, database design, mobile applications development, user portal design, mechanical and electronic mechanisms and telecommunications, featuring our significant radio and cellular communications expertise. This has enabled us to create recurring revenue opportunities across product lines, and we intend to expand such opportunities to generate recurring revenue that will account for over 50% of our total revenue and to sustain profitability from recurring revenue margins of over 80%. We are also focusing on security solutions for the healthcare industry, including anti-ligature lockets designed for life safety and liability reduction in hospitals, behavior health institutions and correctional facilities, and such products are highly profitable while complying with applicable regulatory and health standards. We believe that our ability to design and produce these products and services are possible due to our advanced set of in-house engineering technology capability from mechanical to electronic and electro-mechanical products, digital, microprocessor and analog circuit design, networking products, and wireless and cellular communications electronics.

Research and Development

The success of the Company’s business depends substantially on its ability to develop new and proprietary technology and products. The research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in "Operating expenses" in the consolidated statements of operations. During the fiscal years ended June 30, 2021, 2020 and 2019, the Company expended approximately $7,620,000, $7,257,000 and $7,212,000, respectively, on research and development activities conducted primarily by its engineering department to develop and improve the products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Employees

As of June 30, 2021, the Company had 1,102 full-time employees.

Marketing

The Company's staff of approximately 62 sales and marketing support employees located at the Company's Amityville offices sells and markets our products primarily to independent distributors, wholesalers and dealers of security alarm and security hardware equipment. The Company currently has approximately 12,000 customers made up of distributors, installing dealers and wholesalers who purchase our products from distributors or directly from the Company. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities.

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

Our fourth quarter of fiscal 2020 and fiscal 2021 reflected the challenging business environment resulting from the COVID-19 pandemic. The COVID-19 pandemic had caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. We sell our products primarily through distribution to dealers and we are now seeing strong sell-through statistics from several of our largest distributors. Increased sell-through of our products from our distributors to the alarm and locking dealers during the third and fourth quarters of fiscal 2021, as compared to the three quarters preceding them, indicates that security equipment professionals are getting increased access to both commercial and residential installation sites and using more and more of our products.

Raw Materials

The Company prepares specifications for component parts used in the products and purchases the components from outside sources or fabricates the components itself. These components, if standard, are generally readily available; if specially designed for the Company, there is usually more than one alternative source of supply available to the Company on a competitive basis. The Company generally maintains inventories of all critical components. A majority of purchased components are sourced from U.S. and Asian suppliers and are typically shipped directly to the D.R. The Company, for the most part, is not dependent on any one source for its raw materials. The Company believes that any vendor that is currently the sole source of a component can be replaced without a material impact on the Company.

Corporate Information and History

The Company was founded in 1969 and incorporated as NAPCO in December 1971 in the State of Delaware. NAPCO went public on NASDAQ with the ticker symbol “NSSC”, in 1972.

In 1987, the Company acquired a locking company, Alarm Lock Systems, the first of its three acquisitions. In 2000, the Company acquired an access control company, Continental Instruments. In 2008, the Company acquired another locking company, Marks USA. In 1990, the Company began the process of moving most of its manufacturing operations offshore. After studying various options, the D.R. was chosen as it is relatively close to our headquarters (three and half hours by plane), is in the same time zone, has a relatively stable political and economic situation and is a low cost manufacturing environment. In 1995, the Company built a state-of-the-art 180,000 square foot facility in the D.R., and we continued to improve and upgrade the facility’s manufacturing capability by utilizing and acquiring the latest technology and equipment.

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

As a result of the COVID-19 pandemic and the related economic downturn, we had experienced a decline in the demand for our products, as our distributors and customers reduced orders and adjusted their inventory channel in response to slowdown in spending and demand for security products. While the economic recovery from this pandemic has resulted in increased demand for our products in fiscal 2021, re-institution of a prolonged stay-at-home order, or any other continued decrease in economic activity as a result of COVID-19 pandemic, would have a negative adverse impact on our customers and their financial condition, which could impact their ability to meet their financial obligations and could result in elevated levels of delinquencies and bad debt losses. In addition, we rely upon our third-party vendors to provide parts and materials for us to produce our products. If any of these vendors are unable to continue to provide us with these parts and materials, it could negatively impact our ability to serve our customers. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of COVID-19 pandemic in areas where we operate.

We manufacture substantially all of products in our factory in Dominican Republic, which are then shipped to us in the United States for further distribution. The government authorities in Dominican Republic have imposed restrictions as a result of the pandemic that impacted activities at the factory, which may reduce our productivity and output. Additional restrictions and limitations on international travel and transportation, including air travel, may make it more difficult for us to ship and transport products from Dominican Republic to the U.S., which may cause delays and disruptions in our supply chain.

Moreover, if we determine that long-lived assets are not realizable as a result of a significant reduction in the projected future cash flows resulting from the COVID-19 pandemic, we may be required to write down these assets or incur impairment charge under current accounting standards, which would have a negative effect on our consolidated financial statements. If economic conditions in the U.S. decline due to the pandemic it may reduce revenues associated with our intangible assets, including assets acquired in our prior acquisitions, and result in a reduction of future expected cash flows. Such a reduction could result in significant impairment charges to adjust the carrying value of the intangible assets.

During fiscal 2021, the impact of the COVID-19 pandemic on the Company’s operations lessened. However, the future impact of the ongoing COVID-19 pandemic remains highly uncertain and subject to change. We cannot predict when the pandemic will end and when related governmental orders and restrictions will be eased or lifted, and any extension or prolonged implementation of these restrictions will further adversely affect our business, customers and financial results. Even after such orders and restrictions are eased or lifted, the severe economic harm and recession inflicted upon the jurisdictions and areas in which we operate may last for an extended period of time and continue to adversely affect our business and financial performance, and there is no guarantee that we will be able to act quickly and effectively to return to our normal operations.

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

We sell security products and services, which are designed to secure the safety of our customer and their commercial, residential, institutional, industrial or governmental properties. Our products and services may contain undetected defects in the software, infrastructure, third-party components or processes. If these solutions fail for any reason, including due to defects in our equipment, software, a carrier outage or user error, we could be subject to liability for such failures and our business could suffer. In addition, our products and systems are not installed by us, and if third parties do not install or maintain our products correctly, our products and systems may not function properly. If the improper installation or maintenance of our products and systems leads to service or equipment failures after introduction of, or an upgrade to, our products and systems, we could experience harm to our branded reputation, claims by our customers or installers or lost revenue during the period required to address the cause of the problem. Any defect in, or disruption to, our products and systems could cause consumers not to purchase additional products or systems from us, prevent potential consumers from purchasing our products and systems or harm our reputation.

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

We have operations both within the United States and offshore, with a portion of our operating income generated outside the United States. We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax expense. A significant portion of our assets that result from these earnings remain outside the United States. If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional withholding taxes.

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

Richard L. Soloway, our Chief Executive Officer, members of management and our board of directors (“Board”) beneficially own approximately 21% of our common stock. Their significant ownership will, for the foreseeable future, enable them to control our management and affairs, and most matters requiring stockholder approval, including the election of directors, financing activities, a merger or sale of our assets and other significant corporate transactions. They may, in their discretion, elect to exercise these or similar rights at any time. Furthermore, the Company has established a staggered Board where the election of only one class of directors can be held at each annual meeting. This concentration of ownership, as well as a staggered or classified Board, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price and may prevent attempts by our stockholders to replace or remove our Board or management.

ITEM 1B: UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2: PROPERTIES.

The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized building of approximately 100,000 square foot on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities.

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A., owns a building of approximately 180,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual cost of approximately $288,000. As of June 30, 2021, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

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

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market

NAPCO's Common Stock is traded on the NASDAQ Stock Market, Global Market System, under the symbol NSSC.

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of September 10, 2021 was 62 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has declared no cash dividends during the past two years with respect to its Common Stock.

Equity Compensation Plan Information as of June 30, 2021

NUMBER OF SECURITIES
	NUMBER OF SECURITIES	WEIGHTED AVERAGE	REMAINING AVAILABLE FOR
	TO BE ISSUED UPON	EXERCISE PRICE OF	FUTURE ISSUANCE (EXCLUDING
	EXERCISE OF	OUTSTANDING	SECURITIES REFLECTED IN
	OUTSTANDING OPTIONS	OPTIONS	COLUMN (a)
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders:	153,090	$20.13	800,010
Equity compensation plans not approved by security holders:	—	—	—
Total	153,090	$20.13	800,010
(1)	In May 2020, the stockholders approved the 2020 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2018, the stockholders approved the 2018 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 50,000 shares of the Company's common stock to be acquired by the holders of such awards.

ITEM 6: SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30,
	(In thousands, except share and per share data)
	2021	2020 (5)	2019 (4)	2018	2017
Statement of earnings data:
Net Sales	$114,035	$101,359	$102,932	$91,746	$87,374
Gross Profit (3)	50,151	43,592	43,890	37,995	36,301
Income from Operations	17,335	10,813	13,466	8,414	6,378
Net Income	14,901	8,520	12,223	7,649	5,599
Cash Flow Data:
Net cash flows provided by operating activities	22,987	10,305	8,653	7,864	2,448
Net cash flows used in investing activities	(6,429)	(1,615)	(1,988)	(1,280)	(1,414)
Net cash flows provided by (used in) financing activities	—	1,530	(3,945)	(4,730)	(1,385)
Per Share Data:
Net earnings per common share:
Basic	$0.81	$0.46	$0.66	$0.41	$0.30
Diluted	$0.81	$0.46	$0.66	$0.41	$0.30
Weighted average common shares outstanding:
Basic	18,348,000	18,444,000	18,574,000	18,788,000	18,809,000
Diluted	18,404,000	18,493,000	18,624,000	18,825,000	18,854,000
Cash Dividends declared per common share (1)	$—	$—	$—	$—	$—
Balance sheet data:
Working capital (2)	$75,810	$61,046	$51,083	$44,301	$40,798
Total assets	123,293	105,838	85,908	73,269	70,862
Long-term debt	1,518	2,110	—	—	3,500
Stockholders' equity	93,237	77,901	71,172	63,453	56,889

(1)The Company has never paid a cash dividend on its common stock.

(2)Working capital is calculated by deducting Current Liabilities from Current Assets.

(3)Prior period balances have been reclassified to conform to the current period presentation.

(4)Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) was adopted on July 1, 2018, which resulted in an increase in sales allowance reserves (i.e. refund liabilities) by a net of $1,627,000 and increase in other assets (i.e. return related assets) by a net of $716,000. See Footnote 2 to the consolidated financial statements.

(5)ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02) was adopted on July 1, 2019. Adoption of the new standard resulted in the recording of an operating ROU asset and lease liabilities of approximately $7.7 million. See Footnote 13 to the consolidated financial statements.

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

Our net sales were $114.0 million, $101.4 million and $102.9 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.  The change in our net sales from fiscal 2020 to 2021 was driven primarily by increased sales of our products in the recurring revenue business ($9.9 million) and sales of equipment ($2.7 million) as compared to the same period a year ago. This increase was due primarily to the recovery from the economic effects of the COVID-19 pandemic and the related closures mandated by federal and state governments. The change in our net sales from fiscal 2019 to 2020 was driven primarily by increased sales of our products in the recurring revenue business as offset by a 34% decrease in sales of equipment in the fourth quarter of fiscal 2020 as compared to the same period a year ago. This decrease was due primarily to the economic effects of the COVID-19 pandemic and the related closures mandated by federal and state governments. Our net income was $14.9 million, $8.5 million and $12.2 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The changes in net income during this period was due primarily to the COVID-19 impact and subsequent recovery described above, as well as by the growth of our recurring revenue business.

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

Our fourth quarter of fiscal 2020 and fiscal 2021 reflected the challenging business environment resulting from the COVID-19 pandemic. The COVID-19 pandemic had caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. We sell our products primarily through distribution to dealers and we are now seeing strong sell-through statistics from several of our largest distributors. Increased sell-through of our products from our distributors to the alarm and locking dealers during the third and fourth quarters of fiscal 2021, as compared to the three quarters preceding them, indicates that security equipment professionals are getting increased access to both commercial and residential installation sites and using more and more of our products.

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

The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates.The Company analyzes sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 10% and 9% for the fiscal years ended June 30, 2021 and 2020, respectively.

Reserve for Doubtful Accounts

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. The Company had one customer with an accounts receivable balance that comprised 19%, 24% and 19% of the Company’s accounts receivable at June 30, 2021, 2020 and 2019, respectively. Sales to this customer did not exceed 10% of net sales in either of the fiscal years ended June 30, 2021 or 2020. Sales to this customer comprised 10% of net sales during fiscal year ended June 30, 2019. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2021. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2021 and 2019. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2021, 2020 and 2019.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $226,000 and $326,000 as of June 30, 2021 and 2020, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

Long-Lived and Intangible Assets

Long-lived assets are amortized over their useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. Impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset. Intangible assets determined to have indefinite lives were not amortized but were tested for impairment at least annually.

The Company’s acquisition of substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. (“Marks”) in August 2008 included intangible assets recorded at fair value on the date of acquisition. The customer relationships are amortized over their estimated useful lives of twenty years. At the acquisition date, the Marks trade name was deemed to have an indefinite life. During the 4th quarter of fiscal 2020, the Company determined that the trade-name was impaired. Accordingly, the Company recorded an impairment charge of $1,852,000 and reclassified the remaining balance of the underlying asset from indefinite-lived to a long-lived asset with a remaining useful life of 20 years as of June 30, 2020.

Income Taxes

The Company has identified the United States and New York State as its major tax jurisdictions. Fiscal year 2018 and forward years are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

For the year ended June 30, 2021, the Company recognized a net income tax expense of $2,429,000. During the year ending June 30, 2021, the Company decreased its reserve for uncertain income tax positions by $208,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2021, the Company had accrued interest totaling $63,000 and $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims research and development (“R&D”) tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

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

Liquidity and Capital Resources

During the year ended June 30, 2021 the Company utilized a portion of its cash generated from operations ($6,429,000 of $22,987,000) to purchase property, plant and equipment ($1,007,000) and marketable securities ($5,422,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

As of June 30, 2021, the Company maintained a revolving credit facility of $11,000,000 which expires in June 2024 and term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program (“PPP”). As of June 30, 2021, the Company had no outstanding borrowings and $11,000,000 in availability under the revolving credit facility and $3,904,000 outstanding under the PPP term loans. Pursuant to the CARES Act, the loans may be forgiven by the SBA. The Company has applied to have the balance of the Loan forgiven. Following year-end, $2,850,000 of the PPP Loan was forgiven in accordance with guidelines set for in the PPP. The Company will recognize debt forgiveness in the first quarter of 2022 in the amount of $2,850,000 and will recognize further forgiveness income in the quarter that the remaing forgiveness application may be granted. While the Company believes that it meets to requirements for forgiveness, there can be no assurance that its remaining application will be granted. The revolving credit facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. The Company’s long-term debt is described more fully in Note 8 to the condensed consolidated financial statements.

The Company believes its current working capital, anticipated cash flows from operations and its Revolving Credit Agreement will be sufficient to fund the Company’s operations through at least the next twelve months.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2021	2020	2019
Current Ratio	4.8 to 1	4.5 to 1	4.6 to 1
Sales to Receivables	4.1 to 1	4.4 to 1	4.0 to 1
Total debt to equity	0.0 to 1	0.1 to 1	0.0 to 1

As of June 30, 2021, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual rent of approximately $288,000.

Working Capital. Working capital increased by $14,764,000 to $75,810,000 at June 30, 2021 from $61,046,000 at June 30, 2020. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $5,149,000 to $28,081,000 at June 30, 2021 as compared to $22,932,000 at June 30, 2020. The increase in Accounts Receivable was due primarily to an increase in net sales for the quarter ended June 30, 2021 as compared to the same quarter a year ago.

Inventories. Inventories, which include both current and non-current portions, decreased by $9,313,000 to $32,442,000 at June 30, 2021 as compared to $41,755,000 at June 30, 2020. The decrease was due, in part, to the Company completing the rollout of several new products that were introduced during fiscal 2020. Inventories of these items were built up during fiscal 2020 in anticipation of initial stocking orders from the Company’s customers. The decrease in inventory was also due to the Company’s efforts to move closer to “just in time” procurement and production cycles where component parts and finished goods are scheduled for delivery closer to the expected requirement date.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses, not including income taxes payable, increased by $1,683,000 to $16,155,000 as of June 30, 2021 as compared to $14,472,000 at June 30, 2020. This increase is primarily due to an increase in the Company’s accrued refund liability, which is explained in Note 2 to the Notes to the Company’s Consolidated Financial Statements, as well as higher accrued incentive compensation as of June 30, 2021 as compared to June 30, 2020.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Results of Operations

Fiscal 2021 Compared to Fiscal 2020

	Fiscal year ended June 30, (dollars in thousands)
			% Increase/
	2021	2020	(decrease)
Net sales	$114,035	$101,359	12.5%
Gross profit	50,151	43,592	15.0%
Gross profit as a % of net sales	44.0%	43.0%	2.3%
Research and development	7,620	7,257	5.0%
Selling, general and administrative	25,196	23,670	6.4%
Selling, general and administrative as a % of net sales	22.1%	23.4%	(5.6)%
Impairment of intangible asset	—	1,852	(100.0)%
Income from operations	17,335	10,813	60.3%
Interest expense, net	5	9	(44.4)%
Provision for income taxes	2,429	2,284	6.3%
Net income	14,901	8,520	74.9%

Net sales in fiscal 2021 increased by $12,676,000 to $114,035,000 as compared to $101,359,000 in fiscal 2020. The increase in net sales was primarily due to increased sales of the Company’s recurring alarm communication services ($9,859,000), Napco brand intrusion products ($5,972,000) and Marks brand door-locking products ($2,051,000), as partially offset by decreased sales of the Company’s Alarm Lock brand door-locking products ($4,720,000) and Continental brand access control products ($191,000). The Company’s increase in equipment sales was primarily due to customer demand returning after the decline during the COVID-19 pandemic and the related closures throughout the United States. This was partially offset by a decrease in the Company’s Alarm Lock products, which was due primarily to school districts and other institutions postponing their capital projects in the latter portion of the Company’s 2020 fiscal year and throughout fiscal 2021.

The Company's gross profit increased by $6,559,000 to $50,151,000 or 44.0% of net sales in fiscal 2021 as compared to $43,592,000 or 43.0% of net sales in fiscal 2020. Gross profit on equipment sales was $21,133,000 or 26.4% of net equipment sales in fiscal 2021 and $23,880,000 or 30.9% of net equipment sales, in fiscal 2020. Gross profit on service revenues was $29,018,000 or 85.6% of net service revenues in fiscal 2021 and $19,712,000 or 82.0% of net service revenues, in fiscal 2020. Gross profit on equipment sales was primarily affected by the shift in sales to the Company’s Starlink radio products, which typically have lower margins but result in recurring service revenues, and from the Company’s Alarm Lock products as discussed above. The Alarm Lock products are among the Company’s highest margin equipment products. Gross profit on equipment sales was also affected by the Company’s reduction in it’s production and inventories which impacted it’s overhead absorption rate.

Research and Development expenses increased by $363,000 to $7,620,000 in fiscal 2021 as compared to $7,257,000 in fiscal 2020. This increase was due primarily to salary increases and additional staff.

Selling, general and administrative expenses for fiscal 2021 increased by $1,526,000 to $25,196,000 as compared to $23,670,000 in fiscal 2020. Selling, general and administrative expenses as a percentage of net sales decreased to 22.1% in fiscal 2021 from 23.4% in fiscal 2020. The increase in dollars resulted primarily from increases in employee compensation. The decrease as a percentage of sales was primarily the result of the increase in net sales as described above, as partially offset by the aforementioned increase in employee compensation expenses.

During the 4th quarter of fiscal 2020, the Company determined that its indefinite-lived intangible asset relating to its Marks USA I subsidiary trade-name was impaired. Accordingly, the Company recorded an impairment charge of $1,852,000 and reclassified the remaining balance of the underlying asset from indefinite-lived to a long-lived asset with a remaining useful life of 20 years as of June 30, 2020. There was no impairment charge for the year ended June 30, 2021.

Interest and other expense, net for fiscal 2021 remained relatively constant at $5,000 as compared to $9,000 for the same period a year ago.

The Company’s provision for income taxes for fiscal 2021 increased by $145,000 to $2,429,000 as compared to $2,284,000 for the same period a year ago. The Company’s effective tax rate decreased to 14% for fiscal 2021 as compared to 21% for fiscal 2020. The decrease in the Company’s fiscal 2021 effective tax rate is a direct result of additional tax expense recorded in fiscal 2020 for the IRS audit of the Company’s 2016 fiscal year.

Net income for fiscal 2021 increased by $7,448,000 to $15,968,000 as compared to $8,520,000 in fiscal 2020. This resulted primarily from the items discussed above.

Results of Operations

Fiscal 2020 Compared to Fiscal 2019

	Fiscal year ended June 30, (dollars in thousands)
			% Increase/
	2020	2019	(decrease)
Net sales	$101,359	$102,932	(1.5)%
Gross profit	43,592	43,890	(0.7)%
Gross profit as a % of net sales	43.0%	42.6%	0.9%
Research and development	7,257	7,212	0.6%
Selling, general and administrative	23,670	23,212	2.0%
Selling, general and administrative as a % of net sales	23.4%	22.6%	3.5%
Impairment of intangible asset	1,852	—	100.0%
Income from operations	10,813	13,466	(19.7)%
Interest expense, net	9	21	(57.1)%
Provision for income taxes	2,284	1,222	86.9%
Net income	8,520	12,223	(30.3)%

Net sales in fiscal 2020 decreased by $1,573,000 to $101,359,000 as compared to $102,932,000 in fiscal 2019. The decrease in net sales was primarily due to decreased sales of the Company’s Alarm Lock brand door-locking products ($2,565,000), Marks brand door-locking products ($5,258,000), and Continental brand access control products ($542,000) as partially offset by increased sales of the Company’s recurring alarm communication services ($6,608,000) and Napco brand intrusion products ($200,000). The Company’s equipment sales were negatively impacted by the COVID-19 pandemic, which has caused difficulties for security equipment professionals getting access to both commercial and residential installation sites. The Company believes this access issue is an industry-wide issue related to COVID-19 and not reflective of the loss of any market share unique to the Company or any long-term negative reflection of the post-pandemic vibrancy of the security industry as a whole.

The Company's gross profit decreased by $298,000 to $43,592,000 or 43.0% of net sales in fiscal 2020 as compared to $43,890,000 or 42.6% of net sales in fiscal 2019. Gross profit on equipment sales was $23,380,000 or 30.1% of net equipment sales in fiscal 2020 and $30,265,000 or 35.4% of net equipment sales, in fiscal 2019. Gross profit on service revenues was $19,712,000 or 82.0% of net service revenues in fiscal 2020 and $13,625,000 or 78.2% of net service revenues, in fiscal 2019. Gross profit was primarily affected by the decrease in equipment sales as discussed above as partially offset by increased service revenues.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this prospectus regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021 for more information. These factors and the other cautionary statements made in this prospectus and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this prospectus and the documents we incorporate by reference. In addition, any forward-looking statements represent our estimates only as of the date that this prospectus is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

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

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $720,000.

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

Management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of June 30, 2021, the Company did maintain effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Napco Security Technologies, Inc. and Subsidiaries:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Obsolete Inventory Reserve

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated net inventory and inventory reserves as of June 30, 2021 were approximately $32,442,000 and $2,092,000, respectively. Management establishes its reserve for obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory. The estimated reserve percentages consider future inventory requirements to support forecasted sales based on historical usage, known trends, market conditions, and the ability to find alternate applications of its raw materials into finished goods to better match customer demand. We identified the reserve for inventory obsolescence as a critical audit matter because of the significant estimates and assumptions management makes to determine the reserve, specifically the future inventory requirements and related forecasted sales and usage. Performing audit procedures to evaluate the reasonableness of these estimates, including the estimated reserve percentages, and assumptions is subjective and requires a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We tested the design and operating effectiveness of the controls over management’s evaluation of the key estimates and assumptions used in the determination of the inventory reserve on the Company's books at year-end.
●	We tested management’s process in developing the estimate for reserve for obsolete inventory; including performing a retrospective review of management’s estimates in order to determine management’s ability to make such estimates.
●	We evaluated the appropriateness of management’s approach and estimates and whether the assumptions were consistent with evidence obtained in other audit areas.
●	We tested the completeness and accuracy of underlying data used in the approach, including historical usage, inventory age, and subsequent sales of the Company’s products.
●	We evaluated the reasonableness of the estimated reserve percentages used by management to determine the obsolete inventory reserve and tested the clerical accuracy of the model.

We have served as the Company's auditor since 2009.

/s/BAKER TILLY US, LLP

Melville, New York

September 13, 2021

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$34,806	$18,248
Marketable securities	5,413	—
Accounts receivable, net of allowance for doubtful accounts of $226 and $326 at June 30, 2021 and June 30, 2020, respectively, and other reserves	28,081	22,932
Inventories, net	25,278	35,231
Prepaid expenses and other current assets	2,408	2,049
Total Current Assets	95,986	78,460
Inventories - non-current, net	7,164	6,524
Property, plant and equipment, net	7,836	8,088
Intangible assets, net	4,691	5,116
Operating lease asset	7,373	7,395
Other assets	243	255
TOTAL ASSETS	$123,293	$105,838

CURRENT LIABILITIES
Accounts payable	$6,095	$6,547
Accrued expenses	6,582	5,744
Accrued salaries and wages	3,478	2,181
Current portion of long-term debt	2,386	1,794
Accrued income taxes	1,635	1,148
Total Current Liabilities	20,176	17,414
Long term debt, net of current portion	1,518	2,110
Deferred income taxes	347	112
Accrued income taxes	925	1,188
Long term operating lease liabilities	7,090	7,113
Total Liabilities	30,056	27,937
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,244,799 and 21,241,066 shares issued; and 18,351,084 and 18,347,351 shares outstanding, respectively	212	212
Additional paid-in capital	18,201	17,766
Retained earnings	94,345	79,444
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	93,237	77,901
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,293	$105,838

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2021	2020	2019

Net sales:	(in thousands, except for share and per share data)
Equipment revenues	$80,131	$77,314	$85,505
Service revenues	33,904	24,045	17,427
	114,035	101,359	102,932
Cost of sales:
Equipment related expenses	58,998	53,434	55,240
Service-related expenses	4,886	4,333	3,802
	63,884	57,767	59,042

Gross Profit	50,151	43,592	43,890

Operating expenses:
Research and development	7,620	7,257	7,212
Selling, general, and administrative expenses	25,196	23,670	23,212
Impairment of intangible asset	—	1,852	—
	32,816	32,779	30,424
Operating Income	17,335	10,813	13,466
Other expense:
Interest and other expense, net	5	9	21
Income before Provision for Income Taxes	17,330	10,804	13,445
Provision for Income Taxes	2,429	2,284	1,222
Net Income	$14,901	$8,520	$12,223

Income per share:
Basic	$0.81	$0.46	$0.66
Diluted	$0.81	$0.46	$0.66

Weighted average number of shares outstanding:
Basic	18,348,000	18,444,000	18,574,000
Diluted	18,404,000	18,493,000	18,624,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Fiscal Years ended June 30, 2021, 2020 and 2019
	(in thousands except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balance at June 30, 2018	21,204,327	$212	$16,890	(2,475,245)	$(13,069)	$59,420	$63,453
Implementation of ASC 606	—	—	—	—	—	(719)	(719)
Repurchase of treasury shares	—	—	—	(274,065)	(3,998)	—	(3,998)
Stock options exercised	22,767	—	53	—	—	—	53
Stock-based compensation expense	—	—	160	—	—	—	160
Net income	—	—	—	—	—	12,223	12,223
Balances at June 30, 2019	21,227,094	$212	$17,103	(2,749,310)	$(17,067)	$70,924	$71,172
Repurchase of treasury shares	—	—	—	(144,405)	(2,454)	—	(2,454)
Stock options exercised	13,972	—	80	—	—	—	80
Stock-based compensation expense	—	—	583	—	—	—	583
Net income	—	—	—	—	—	8,520	8,520
Balances at June 30, 2020	21,241,066	$212	$17,766	(2,893,715)	$(19,521)	$79,444	$77,901
Stock options exercised	3,733	—	—	—	—	—	—
Stock-based compensation expense	—	—	435	—	—	—	435
Net income	—	—	—	—	—	14,901	14,901
Balances at June 30, 2021	21,244,799	$212	$18,201	(2,893,715)	$(19,521)	$94,345	$93,237

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year ended June 30,
	2021	2020	2019

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,901	$8,520	$12,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,696	1,495	1,409
Impairment of intangible asset	—	1,852	—
Loss on marketable securities	9	—	—
(Recovery of) provision for doubtful accounts	(100)	238	(26)
Change to inventory obsolescence reserve	519	(124)	(272)
Deferred income taxes	235	40	755
Stock based compensation expense	435	583	160
Changes in operating assets and liabilities:
Accounts receivable	(5,049)	2,800	(1,440)
Inventories	8,794	(6,793)	(5,991)
Prepaid expenses and other current assets	(359)	(168)	318
Other assets	—	—	(11)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,906	1,862	1,528
Net Cash Provided by Operating Activities	22,987	10,305	8,653
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,007)	(1,615)	(1,988)
Purchases of marketable securities	(5,422)	—	—
Net Cash Used in Investing Activities	(6,429)	(1,615)	(1,988)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	3,904	—
Proceeds from stock option exercises	—	80	53
Cash paid for purchase of treasury stock	—	(2,454)	(3,998)
Net Cash Provided by (Used in) Financing Activities	—	1,530	(3,945)

Net increase in Cash and Cash Equivalents	16,558	10,220	2,720
CASH AND CASH EQUIVALENTS - Beginning	18,248	8,028	5,308
CASH AND CASH EQUIVALENTS - Ending	$34,806	$18,248	$8,028
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$18	$29	$23
Income taxes paid	$1,970	$749	$262
Surrender of Common Shares	$—	$—	$8

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

The Company’s fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s products want to install its products prior to the summer; therefore sales of its products historically peak in the period April 1 through June 30, the Company’s fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company’s fiscal first quarter. In addition, demand for our products is affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend.

Our results for fiscal 2021 reflects the increase in customer demand after the creation of the challenging business environment resulting from the COVID-19 pandemic. While the Company believes this recovery will continue, there can be no assurances in the event of a return to building and construction restrictions that might result from a return to last year’s levels of COVID-19 cases.

Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management’s judgments associated with reserves for sales returns and allowances, allowance for doubtful accounts, inventory reserves, valuation of intangible assets and income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of June 30, 2021 and 2020 due to their short-term maturities. Long-term debt and lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $63,000 and $460,000 of short-term time deposits at June 30, 2021 and 2020, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2021 and 2020. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the year ended June 30, 2021, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $226,000 and $326,000 as of June 30, 2021 and 2020, respectively. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Long-Lived and Intangible Assets

Long-lived assets are amortized over their useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. Impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset. Intangible assets determined to have indefinite lives were not amortized but were tested for impairment at least annually.

The Company’s acquisition of substantially all of the assets and certain liabilities of G. Marks Hardware, Inc. (“Marks”) in August 2008 included intangible assets recorded at fair value on the date of acquisition. The customer relationships are amortized over their estimated useful lives of twenty years. At the acquisition date, the Marks trade name was deemed to have an indefinite life. During the 4th quarter of fiscal 2020, the Company determined that the trade-name was impaired. Accordingly, the Company recorded an impairment charge of $1,852,000 and reclassified the remaining balance of the underlying asset from indefinite-lived to a long-lived asset with a remaining useful life of 20 years as of June 30, 2020.

Changes in intangible assets are as follows (in thousands):

	June 30, 2021			June 30, 2020			June 30, 2019
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(8,955)	$845	$9,800	$(8,732)	$1,068	$9,800	$(8,468)	$1,332
Trade name	4,048	(202)	3,846	4,048	—	4,048	5,900	—	5,900
	$13,848	$(9,157)	$4,691	$13,848	$(8,732)	$5,116	$15,700	$(8,468)	$7,232

Amortization expense for intangible assets subject to amortization was approximately $425,000, $264,000 and $313,000 for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2022-$390,000; 2023 - $361,000; 2024 - $336,000; 2025 - $315,000; and 2026-$297,000. The weighted average remaining amortization period for intangible assets was 16.9 years and 17.5 years at June 30, 2021 and 2020, respectively.

Revenue Recognition

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for fiscal years ended June 30, 2021, 2020 and 2019 was $1,306,000, $1,722,000 and $2,047,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored research and development expense for the fiscal years ended June 30, 2021, 2020 and 2019 was $7,620,000, $7,257,000 and $7,212,000, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

				Weighted Average			Net Income per
	Net Income			Shares			Share
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Basic EPS	$14,901	$8,520	$12,223	18,348	18,444	18,574	$0.81	$0.46	$0.66
Effect of Dilutive Securities:
Stock Options	—	—	—	56	49	50	—	—	—
Diluted EPS	$14,901	$8,520	$12,223	18,404	18,493	18,624	$0.81	$0.46	$0.66

Options to purchase 20,000, 38,819 and 2,957 shares of common stock were excluded for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company has established three share incentive programs as discussed in Note 9.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Stock-based compensation costs of $435,000, $583,000 and $160,000 were recognized for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the fiscal years ended June 30, 2021, 2020 or 2019.

Comprehensive Income

For the fiscal years ended June 30, 2021, 2020 and 20219, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($395,000, $452,000 and $430,000 in the fiscal years ended June 30, 2021, 2020 and 2019, respectively) and classifies the costs associated with these sales in cost of sales ($1,058,000, $1,034,000 and $1,115,000 in the fiscal years ended June 30, 2021, 2020 and 2019, respectively).

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

Recently Adopted Accounting Standards

On July 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 13- Leases.

Recently Issued Accounting Standards

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

NOTE 2 – Revenue Recognition and Contracts with Customers

Adoption

On July 1, 2018 the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method applied to contracts that were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

The Company recorded a net decrease to opening retained earnings of approximately $719,000 (net of tax benefit of $191,000) as of July 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in the recognition and measurement of certain types of variable considerations, which resulted in the increase in sales allowance reserves (i.e. refund liabilities) by a net of $1,627,000 and increased other assets (i.e. return related assets) by approximately $716,000.

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

As of June 30, 2021 and 2020, the Company included refund liabilities of approximately $4,277,000 and $3,331,000, respectively, in current liabilities. As of June 30, 2021 and 2020, the Company included return-related assets of approximately $890,000 and $701,000, respectively, in other current assets.

As a percentage of gross sales, sales returns, rebates and allowances were 10%, 9% and 8% for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

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

	Year ended June 30,
	2021	2020	2019
Major Product Lines:
Intrusion and access alarm products	$36,794	$31,310	$31,557
Door locking devices	43,337	46,004	53,948
Services	33,904	24,045	17,427
Total Revenues	$114,035	$101,359	$102,932

NOTE 3 – Reserve for Doubtful Accounts

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. The Company had one customer with an accounts receivable balance that comprised 19%, 24% and 19% of the Company’s accounts receivable at June 30, 2021, 2020 and 2019, respectively. Sales to this customer did not exceed 10% of net sales during fiscal year ended June 30, 2020. Sales to this customer comprised 10% of net sales during fiscal year ended June 30, 2021 and 2019. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2021. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2021 and 2019. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2021, 2020 and 2019.

NOTE 4 – Marketable Securities

Marketable securities include investments in fixed income mutual funds, which are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognize in the income statement for the year ended June 30, 2021, are as follows:

June 30,
2021
Net gains recognized during the period on marketable securities	$—
Less: Net gains recognized during the year on marketable securities sold during the period	—
Unrealized (losses) gains recognized during the reporting year on marketable securities still held at the reporting date	(9)
$(9)

The fair values of the Company’s marketable securities are determined as being the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company utilizes the three-tier value hierarchy, as prescribed by US GAAP, which prioritizes the inputs used in measuring fair value as follows:

•          Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•          Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•          Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s marketable securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets.

The following tables summarize the Company’s investments:

			Unrealized
	Cost	Fair Value	Gain (Loss)
Marketable Securities	$5,422	$5,413	$(9)

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

For the year ended June 30, 2021, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following as of June 30, (in thousands):

	June 30,	June 30,
	2021	2020
Component parts	$17,929	$22,877
Work-in-process	6,158	7,276
Finished product	8,355	11,602
	$32,442	$41,755

Classification of inventories, net of reserves:
Current	$25,278	$35,231
Non-current	7,164	6,524
	$32,442	$41,755

NOTE 6 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2021	June 30, 2020	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,416	7,337	3 to 5
Furniture and fixtures	2,813	2,792	5 to 10
Machinery and equipment	25,548	24,878	7 to 10
Building improvements	2,409	2,173	Shorter of the lease term or life of asset
	48,001	46,995
Less: accumulated depreciation and amortization	(40,165)	(38,907)
	$7,836	$8,088

Depreciation and amortization expense on property, plant, and equipment was approximately $1,260,000, $1,221,000 and $1,085,000 in fiscal 2021, 2020 and 2019, respectively.

NOTE 7 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Year ended June 30,
	2021	2020	2019
Current income taxes:
Federal	$1,915	$1,715	$310
State	279	404	141
	2,194	2,119	451
Deferred income tax provision	235	165	771
Provision for income taxes	$2,429	$2,284	$1,222

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30, (dollars in thousands):

	2021		2020		2019
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Tax at Federal statutory rate	$3,639	21.0%	$2,269	21.0%	$2,822	21.0%

Increases (decreases) in taxes resulting from:
Meals and entertainment	29	0.2%	44	0.4%	49	0.3%
State income taxes, net of Federal income tax benefit	146	0.8%	112	1.0%	103	0.8%
Foreign source income not subject to tax	(1,617)	(9.3)%	(1,213)	(11.2)%	(1,219)	(9.1)%
R&D Credit	(523)	(3.0)%	(523)	(4.8)%	(408)	(3.0)%
Foreign withholding tax	205	1%	—	—%	—	—%
Release of accrued tax reserves	—	—%	—	—%	(151)	(1.1)%
Uncertain Tax Positions	312	1.8%	775	7%	—	—%
IRS examination settlements	—	—%	832	7.7%	12	0.1%
Other, net	238	1.3%	(12)	(0.1)%	14	0.1%
Effective tax rate	$2,429	14.0%	$2,284	21.1%	$1,222	9.1%

Deferred tax assets and deferred tax liabilities at June 30, 2021 and 2020 are as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	2021	2020
Accounts receivable	$43	$40
Inventories	346	374
Accrued liabilities	374	262
Stock based compensation expense	102	96
Intangibles	(454)	(300)
Property, plant and equipment	(539)	(484)
Revenue reserves	394	308
Other deferred tax liabilities	(613)	(408)
	(347)	(112)
Valuation allowance	—	—
Net deferred tax liabilities	$(347)	$(112)

The Company has identified the United States and New York State as its major tax jurisdictions. Fiscal year 2018 and forward years are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

The Company was audited by the IRS for the fiscal year 2016. In July 2019, the Company received Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation of Internal Revenue Code ("IRC") Section 956 arising from the intercompany balances on the books of the Company. In August 2019, the Company filed a formal protest with the IRS requesting an opportunity to appeal the examination findings to the Appeals Office. During fiscal year 2020, the Company settled the issue at Appeals. There was a provision recorded for the federal and state impact of $762,000 and $70,000, respectively.

The Company was audited by the IRS for the fiscal year 2017. The Company received Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2017 tax year regarding deemed dividends based on its interpretation under IRC Section 956 arising from the intercompany balances on the books of the Company. During the third quarter of fiscal 2021, the Company settled the issue and paid the IRS $399,000. The Company reported the results of the IRS exam to all the jurisdictions in which it files and paid taxes and interest totaling $97,000. Subsequent to the quarter end, the Company paid the IRS $68,000 for interest. None of the payments were recorded to expense since liabilities had previously been established.

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of tax rates in foreign jurisdictions, state and local income taxes, tax benefit of R&D credits, certain nondeductible expenses, uncertain tax positions, audit settlements and global intangible low-taxed income ("GILTI").

During the year ending June 30, 2021 the Company decreased its reserve for uncertain income tax positions by $208,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2021, the Company had accrued interest totaling $63,000 and $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company claims R&D tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total
Balance of gross unrecognized tax benefits as of July 1, 2018	$221	$—	$221
Decrease to unrecognized tax benefits resulting from release of R&D credits due to the IRS audit	(151)	—	(151)
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	55	—	55
Balance of gross unrecognized tax benefits as of June 30, 2019	$125	$—	$125
Increase to unrecognized tax benefits resulting from deemed dividends for investments in US property	682	83	765
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	59	—	59
Balance of gross unrecognized tax benefits as of June 30, 2020	$866	$83	$949
Decrease to unrecognized tax benefits from deemed dividends for investments in US property	(3)	(20)	(23)
Decrease to unrecognized tax benefits resulting from the release of R&D credits due to the settled IRS audit	(185)	—	(185)
Balance of gross unrecognized tax benefits as of June 30, 2021	$678	$63	$741

The Company plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided withholding tax on the permanently reinvested earnings. The Company has accrued $613,000 for withholding taxes on undistributed earnings that are not permanently reinvested. As of June 30, 2021 the Company had approximately $60.4 million of undistributed earnings of foreign subsidiaries.

NOTE 8 - Long-Term Debt

As of June 30, 2021 and 2020, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024 and term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program.

Outstanding balances and interest rates as of June 30, 2021 and June 30, 2020 are as follows (dollars in thousands):

	June 30, 2021		June 30, 2020
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit	$—	n/a	$—	n/a
Term loans	3,904	1%	3,904	1%
	3,904		3,904
Less: current maturities	(2,386)		(1,794)
Long-term debt	$1,518		$2,110

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

During the fourth quarter of fiscal 2020, the Company received the proceeds of promissory notes dated between April 17, 2020 and May 7, 2020 (the "PPP Loan Agreement"), entered into between the Company and HSBC Bank USA N.A., as lender (the "Lender). Lender made the loans pursuant to the Paycheck Protection Program (the "PPP"), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the Small Business Association (“SBA”) implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time. Pursuant to the PPP Loan Agreement, the Lender made loans to the Company with an aggregate principal amount of $3,904,000 (the "PPP Loan").

Pursuant to the CARES Act, the loans may be forgiven by the SBA. The Company has applied to have the balance of the Loan forgiven. Following year-end, $2,850,000 of the PPP Loan was forgiven in accordance with guidelines set for in the PPP. The Company will recognize debt forgiveness in the first quarter of 2022 in the amount of $2,850,000 and will recognize further forgiveness income in the quarter that the remaing forgiveness application may be granted. While the Company believes that it meets to requirements for forgiveness, there can be no assurance that its remaining application will be granted.

NOTE 9 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the fiscal years ended June 30, 2021, 2020 and 2019, the Company recorded non-cash compensation expense of $435,000 ($0.02 per basic and diluted share), $583,000 ($0.03 per basic and diluted share) and $160,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2021, 107,040 stock options were outstanding, 49,088 stock options were exercisable and 738,460 stock options were available for grant under this plan. No options were granted under this plan during the year ended June 30, 2021.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021		2020	2019
Risk-free interest rates	n/a	%	.6% - 2.10%	2.5% - 3.10%
Expected lives	n/a		10 years	10 years
Expected volatility	n/a	%	44% - 46%	48% - 52%
Expected dividend yields	n/a	%	0%	0%

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

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2021		2020		2019
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	117,840	$18.84	72,500	$11.01	57,200	$7.09
Granted	—	—	70,940	24.50	29,000	16.59
Forfeited	(6,500)	13.82	(10,000)	19.84	—	—
Exercised	(4,300)	18.08	(15,600)	7.55	(13,700)	6.42
Outstanding, end of period	107,040	$19.18	117,840	$18.84	72,500	$11.01
Exercisable, end of period	49,088	$16.14	35,000	$13.13	33,800	$8.05
Weighted average fair value at grant date of options granted	n/a		$13.43		$9.15
Total intrinsic value of options exercised	$65,000		278,000		160,000
Total intrinsic value of options outstanding	$1,840,000		$696,000		$1,353,000
Total intrinsic value of options exercisable	$993,000		$389,000		$731,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2021:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$4.37 ‑ $33.59	107,040	7.4	$19.18	49,088	$16.14
	107,040	7.4	$19.18	49,088	$16.14

As of June 30, 2021, there was $555,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 0 and 70,940 options were granted during the fiscal years ended June 30, 2021 and 2020, respectively. 4,300 stock options exercised during the fiscal year ended June 30, 2021, were settled by exchanging 2,302 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 3,600 of the 15,600 stock options exercised during the fiscal year ended June 30, 2020 were settled by exchanging 1,628 shares of the Company's common stock which were retired and returned to unissued status upon receipt. 8,200 of the 13,700 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 3,106 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The total grant date fair value of the options vesting during the fiscal years ended June 30, 2021, 2020 and 2019 under this plan was $244,000, $197,000 and $95,000, respectively. $0, $79,000 and $31,000 was received from option exercises for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2021, 6,000 stock options were outstanding, 3,120 stock options were exercisable and 4,800 stock options were available for grant under this plan. No options were granted under this plan during the year ended June 30, 2021.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021		2020	2019
Risk-free interest rates	n/a	%	1.6%	n/a	%
Expected lives	n/a		10 years	n/a
Expected volatility	n/a	%	44%	n/a	%
Expected dividend yields	n/a	%	0%	n/a	%

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2021		2020		2019
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	12,000	$10.29	10,200	$7.99	27,800	$6.85
Granted	—	—	1,800	23.35	—	—
Forfeited	(4,800)	7.18	—	—	(1,800)	8.70
Exercised	(1,200)	8.70	—	—	(15,800)	5.91
Outstanding, end of period	6,000	$13.10	12,000	$10.29	10,200	$7.99
Exercisable, end of period	3,120	$12.08	5,760	$8.35	3,000	$6.27
Weighted average fair value at grant date of options granted	n/a		$12.94		n/a
Total intrinsic value of options exercised	$31,000		n/a		$192,000
Total intrinsic value of options outstanding	$140,000		$157,000		$221,000
Total intrinsic value of options exercisable	$76,000		$87,000		$70,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.37 - $23.35	6,000	7.1	$13.10	3,120	$12.08
	6,000	7.1	$13.10	3,120	$12.08

As of June 30, 2021, there was $15,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 0 and 1,800 options were granted during the fiscal years ended June 30, 2021 and 2020, respectively. 1,200 stock options exercised during the fiscal year ended June 30, 2021 were settled by exchanging 306 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 14,600 of the 15,800 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 4,832 shares of the Company common stock which were retired and returned to unissued status upon receipt. No options were exercised during the fiscal year ended June 30, 2020. The actual tax benefit realized for the tax deductions from option exercises was $6,000, $0 and $35,000 in fiscal 2021, 2020 and 2019, respectively.The total grant date fair value of the options vesting during each of the fiscal years ended June 30, 2021, 2020 and 2019 under this plan was $18,000, $18,000 and $22,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2021, 35,050 stock options were outstanding, 14,980 stock options were exercisable and 11,750 stock options were available for grant under this plan. No options were granted under this plan during the year ended June 30, 2021.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021		2020	2019
Risk-free interest rates	n/a	%	1.60 - 1.80%	2.90%
Expected lives	n/a		10 years	10 years
Expected volatility	n/a	%	44 - 45%	50%
Expected dividend yields	n/a	%	—%	—%

The following table reflects activity under the 2018 Non-Employee plan for the fiscal year ended June 30,:

	2021		2020		2019
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	48,400	$23.48	15,200	$16.20	—	$—
Granted	—	—	33,200	26.82	20,000	16.20
Forfeited/Lapsed	(11,750)	23.36	—	---	(3,200)	16.20
Exercised	(1,600)	16.20	—	—	(1,600)	16.20
Outstanding, end of period	35,050	$23.85	48,400	$23.48	15,200	$16.20
Exercisable, end of period	14,980	$23.36	12,240	$21.96	2,400	$16.20
Weighted average fair value at grant date of options granted	n/a		$15.09		$10.24
Total intrinsic value of options exercised	$29,000		n/a		$24,000
Total intrinsic value of options outstanding	$439,000		$110,000		$205,000
Total intrinsic value of options exercisable	$195,000		$40,000		$32,000

The following table summarizes information about stock options outstanding under the 2018 Non- Employee Plan at June 30, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$16.20 - $30.54	35,050	8.2	$23.85	14,980	$23.36
	35,050	8.2	$23.85	14,980	$23.36

As of June 30, 2021, there was $278,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 0, 33,200 and 20,000 options were granted during the fiscal years ended June 30, 2021, 2020 and 2019, respectively. 1,600 of the stock options exercised during the fiscal year ended June 30, 2021 were settled by exchanging 759 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 800 of the 1,600 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 395 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. There were no options exercised during the fiscal year ended June 30, 2020. The actual tax benefit realized for the tax deductions from option exercises was $6,000, $0 $3,000 in fiscal 2021, 2020 and 2019, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2021, 2020 and 2019 under this plan was $133,000, $133,000 and $41,000, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2021, 5,000 stock options were outstanding, 1,000 stock options were exercisable and 45,000 stock options were available for grant under this plan.

The fair value of each option granted during the fiscal year ended June 30, 2021 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2021
Risk-free interest rates	0.62%
Expected lives	10
Expected volatility	45%
Expected dividend yields	0%

The following table reflects activity under the 2020 Non-Employee plan for the fiscal year ended June 30,:

	2021
		Weighted average
	Options	exercise price
Outstanding, beginning of year	—	—
Granted	5,000	$22.80
Exercised	—	—
Outstanding, end of period	5,000	$22.80
Exercisable, end of period	1,000	$22.80
Weighted average fair value at grant date of options granted	$12.20
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$68,000
Total intrinsic value of options exercisable	$14,000

The following table summarizes information about stock options outstanding under the 2020 Non- Employee Plan at June 30, 2021:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$22.80	5,000	9.2	$22.80	1,000	$22.80
	5,000	9.2	$22.80	1,000	$22.80

As of June 30, 2021, there was $37,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 5,000 and 0 options were granted during the fiscal years ended June 30, 2021 and 2020, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2021 and 2020 under this plan was $12,000 and $0, respectively. There were no options exercised in either of the fiscal years ended June 30, 2021 and 2020.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the fiscal year ended June 30, 2021 the Company did not repurchase any shares of its outstanding common stock. During the fiscal year ended June 30,

2020 the Company repurchased 144,405 shares of its outstanding common stock at a weighted average price of $16.99. Shares repurchased through June 30, 2021 are included in the Company’s Treasury Stock as of June 30, 2021 and 2020. Pursuant to the PPP Loan Agreement described in Note 8, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein.

During fiscal 2021, certain employees and Directors exercised stock options under the Company's 2012 Employee and Non-Employee and 2018 Non-employee Stock Option Plans totaling 7,100 shares. All of these exercises were completed as cashless exercises as allowed for under the Plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 3,367 and was based upon the per share price on the effective date of the option exercise.

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

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $138,000, $133,000 and $133,000 for the years ended June 30, 2021, 2020 and 2019, respectively.

NOTE 13 - Commitments and Contingencies

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

For the fiscal year ended June 30, 2021 and 2020, cash payments against operating lease liabilities totaled $288,000 and $240,000 respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	71 Years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2021 (in thousands):

Year Ending June 30,	Amount
2022	$282
2023	272
2024	263
2025	254
2026	245
Thereafter	6,057
Total	$7,373

Operating lease expense totaled approximately $316,000, $315,000 and $330,000, for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Employment Agreements

As of June 30, 2021, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $838,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Engineering expires in August 2021 and provides for an annual salary of $347,000, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

NOTE 14 - Geographical Data

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

Financial Information Relating to Domestic and Foreign Operations

	Year ended June 30,
	2021	2020	2019
Sales to external customers (1):
Domestic	$112,618	$99,496	$100,716
Foreign	1,417	1,863	2,216
Total Net Sales	$114,035	$101,359	$102,932

	June 30, 2021	June 30, 2020
Identifiable assets:
United States	$91,375	$69,436
Dominican Republic (2)	31,918	36,402
Total Identifiable Assets	$123,293	$105,838

(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (2021 = $21,020; 2020 = $25,246), operating lease assets (2021 = $7,373; 2020 = $7,395) and fixed assets (2021 = $3,208; 2020 = $3,481) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 15 – Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the consolidated financial statements.

During the fourth quarter of fiscal 2020, the Company received the proceeds of promissory notes dated between April 17, 2020 and May 7, 2020 (the "PPP Loan Agreement"), entered into between the Company and HSBC Bank USA N.A., as lender (the "Lender). Lender made the loans pursuant to the Paycheck Protection Program (the "PPP"), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the Small Business Association (“SBA”) implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time. Pursuant to the PPP Loan Agreement, the Lender made loans to the Company with an aggregate principal amount of $3,904,000 (the "PPP Loan").

Pursuant to the CARES Act, the loans may be forgiven by the SBA. Subsequent to June 30, 2021, the Company received notice from the SBA that its loans had been forgiven in full. Based on the guidance in FASB ASC 405-20-40-1, the proceeds from the loan will remain recorded as a liability until either (1) the loan is, in part or wholly, forgiven and the debtor has been “legally released” or (2) the debtor pays off the loan to the creditor. Accordingly, the Company will eliminate the liability and record a gain of $3,904,000 on the extinguishment of this debt in its fiscal quarter ended September 30, 2021.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected or is likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors appearing in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (“Proxy Statement”) under the heading “Election of Directors”, is incorporated herein by reference.

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

Information regarding Equity Compensation Plan Information as of June 30, 2021 is included in Item 5.

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

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

B. Supplementary Financial Data

(a)3. and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June, 30 2011
Ex-3.(iii)	Second Amended and Restated By-Laws	Exhibit 3.(ii) to Report on Form 18-K (Commission file No. 0-10004) filed on September 8, 2020

Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.02 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.03 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.04 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.05 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.06	Continuing General Security Agreement	Exhibit 4.06 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.07 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.08 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.09	Amendment No. 3 to Third Amended and Restated Credit Agreement	Item 1.01 (e) contained in Report on Form 8-K (Commission file No. 0-10004) dated June 28, 2016
Ex 4.10	Description of the Company’s Securities	E-17
*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008
*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.D	2018 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2018 for Annual Meeting of

Stockholders to be held on December 11, 2018
*Ex-10.E	2020 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated April 13, 2020 for Annual Meeting of Stockholders to be held on May 21, 2020
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010
*Ex-10.M	Two (2) Year Extension, dated October 24, 2019, of Employment Agreement between the Registrant and Michael Carrieri	Exhibit 10.M to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2020
*Ex-10.N	Form of Indemnification Agreement adopted September 3, 2020	Exhibit 10.N to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2020
*Ex-10.O	Severance Agreement between the Registrant and Kevin S Buchel dated December 30, 2015	Exhibit 10.O to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2016
*Ex-10.P	Compensation Agreement between the Registrant and Stephen Spinelli dated April 6, 2020	E-24
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010
Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Auditors	E-19
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22
Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23
Ex-101.INS	XBRL Instance Document **
Ex-101.SCH	XBRL Taxonomy Extension Schema Document**
Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
Ex-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2021

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ RICHARD SOLOWAY	Chairman of the Board of Directors,	September 13, 2021
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/ KEVIN S. BUCHEL	Senior Vice President of Operations	September 13, 2021
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/ PAUL STEPHEN BEEBER	Director	September 13, 2021
Paul Stephen Beeber

/s/ RICK LAZIO	Director	September 13, 2021
Rick Lazio

/s/ DONNA SOLOWAY	Director	September 13, 2021
Donna Soloway

/s/ ROBERT UNGAR	Director	September 13, 2021
Robert Ungar

/s/ ANDREW J. WILDER	Director	September 13, 2021
Andrew J. Wilder