Form 10-Q
period 2021-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2021-11-08
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐ Accelerated filer ⌧ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: November 5, 2021

COMMON STOCK, $.01 PAR VALUE PER SHARE     18,356,084

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021
	(unaudited)	June 30, 2021

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$37,744	$34,806
Marketable securities	5,435	5,413
Accounts receivable, net of allowance for doubtful accounts of $226 at September 30, 2021 and June 30, 2021, and other reserves	25,343	28,081
Inventories, net	26,916	25,278
Income tax receivable	213	—
Prepaid expenses and other current assets	1,868	2,408
Total Current Assets	97,519	95,986
Inventories - non-current, net	7,350	7,164
Property, plant and equipment, net	8,018	7,836
Intangible assets, net	4,593	4,691
Operating lease asset	7,367	7,373
Other assets	331	243
TOTAL ASSETS	$125,178	$123,293

CURRENT LIABILITIES
Accounts payable	$6,217	$6,095
Accrued expenses	6,169	6,582
Accrued salaries and wages	3,315	3,478
Current portion of long-term debt	—	2,386
Accrued income taxes	—	1,635
Total Current Liabilities	15,701	20,176
Long term debt, net of current portion	—	1,518
Deferred income taxes	368	347
Accrued income taxes	930	925
Long term operating lease liabilities	7,085	7,090
Total Liabilities	24,084	30,056
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 40,000,000 shares authorized; 21,247,299 and 21,244,799 shares issued; and 18,353,584 and 18,351,084 shares outstanding, respectively	212	212
Additional paid-in capital	18,306	18,201
Retained earnings	102,097	94,345
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	101,094	93,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,178	$123,293

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended September 30,
	2021	2020

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$20,827	$15,898
Service revenues	10,224	7,275
	31,051	23,173
Cost of sales:
Equipment related expenses	16,172	11,307
Service-related expenses	1,423	1,174
	17,595	12,481

Gross Profit	13,456	10,692

Operating expenses:
Research and development	1,931	1,889
Selling, general, and administrative expenses	7,346	6,149
Total Operating Expenses	9,277	8,038

Operating Income	4,179	2,654

Other income (expense):
Interest and other income (expense), net	17	(6)
Gain on extinguishment of debt	3,904	—
Income before Provision for Income Taxes	8,100	2,648
Provision for Income Taxes	348	329
Net Income	$7,752	$2,319

Income per share:
Basic	$0.42	$0.13
Diluted	$0.42	$0.13

Weighted average number of shares outstanding:
Basic	18,350,000	18,347,000
Diluted	18,422,000	18,392,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Three months ended September 30, 2021 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2021	21,244,799	$212	$18,201	(2,893,715)	$(19,521)	$94,345	$93,237
Net income	—	—	—	—	—	7,752	7,752
Stock-based compensation expense	—	—	89	—	—	—	89
Stock options exercised	2,500	—	16	—	—	—	16
Balances at September 30, 2021	21,247,299	$212	$18,306	(2,893,715)	$(19,521)	$102,097	$101,094

	Three months ended September 30, 2020 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2020	21,241,066	$212	$17,766	(2,893,715)	$(19,521)	$79,444	$77,901
Net income	—	—	—	—	—	2,319	2,319
Stock-based compensation expense	—	—	104	—	—	—	104
Balances at September 30, 2020	21,241,066	$212	$17,870	(2,893,715)	$(19,521)	$81,763	$80,324

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,
	2021	2020

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,752	$2,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438	427
Gain on marketable securities	(3)	—
Deferred income taxes	21	(90)
Stock based compensation expense	89	104
Gain on extinguishment of debt	(3,904)	—
Changes in operating assets and liabilities:
Accounts receivable	2,738	3,726
Inventories	(1,824)	(688)
Prepaid expenses and other current assets	540	104
Other assets	(89)	—
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(2,295)	(2,137)
Net Cash Provided by Operating Activities	3,463	3,765
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(522)	(143)
Purchases of marketable securities	(19)	—
Net Cash Used in Investing Activities	(541)	(143)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	16	—
Net Cash Provided by Financing Activities	16	—

Net increase in Cash and Cash Equivalents	2,938	3,622
CASH AND CASH EQUIVALENTS - Beginning	34,806	18,248
CASH AND CASH EQUIVALENTS - Ending	$37,744	$21,870
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4	$6
Income taxes paid	$2,169	$643

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SEPTEMBER 30, 2021

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

The Company’s fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s equipment products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company’s fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company’s fiscal first quarter. In addition, demand for our products is affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend.

Our results for fiscal 2021 and the first quarter of fiscal 2022 reflected the increase in customer demand after the creation of the challenging business environment resulting from the COVID-19 pandemic. While the Company believes this recovery will continue, there can be no assurances that it will do so in the event of a return to building and construction restrictions that might result from a return to higher levels of COVID-19 cases.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2021 and June 30, 2021 due to their short-term maturities. Long-term debt and lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $63,000 of short-term time deposits for each of the periods ended September 30, 2021 and June 30, 2021. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2021 and June 30, 2021. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the three months ended September 30, 2021, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $226,000 as of September 30, 2021 and June 30, 2021, respectively. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	September 30, 2021			June 30, 2021
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	(9,002)	$798	$9,800	$(8,955)	$845
Trade name	4,048	(253)	3,795	4,048	(202)	3,846
	$13,848	$(9,255)	$4,593	$13,848	$(9,157)	$4,691

Amortization expense for intangible assets subject to amortization was approximately $98,000 and $106,000 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2022-$390,000; 2023 - $361,000; 2024 - $336,000; 2025 - $315,000; and 2026-$297,000. The weighted average remaining amortization period for intangible assets was 16.7 years and 16.9 years at September 30, 2021 and June 30, 2021, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2021 and 2020 was $1,086,000 and $343,000, respectively.

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored R&D expense for the three months ended September 30, 2021 and 2020 was $1,931,000 and $1,889,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2021	2020	2021	2020	2021	2020
Basic EPS	$7,752	$2,319	18,350	18,347	$0.42	$0.13
Effect of Dilutive Securities:
Stock Options	—	—	72	45	—	—
Diluted EPS	$7,752	$2,319	18,422	18,392	$0.42	$0.13

Options to purchase 40,000 shares of common stock were excluded for the three months ended September 30, 2020, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period. There were no anti-dilutive common share equivalents for the three months ended September 30, 2021.

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

Stock-based compensation costs of $89,000 and $104,000 were recognized for the three months ended September 30, 2021 and 2020, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three months ended September 30, 2021 or 2020.

Comprehensive Income

For the three months ended September 30, 2021 and 2020, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($106,000 in each of the three months ended September 30, 2021 and 2020) and classifies the costs associated with these sales in cost of sales ($333,000 and $221,000 in the three months ended September 30, 2021 and 2020, respectively).

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

NOTE 2 – Revenue Recognition and Contracts with Customers

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems on a monthly basis. All of these products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States.

As of September 30, 2021 and June 30, 2021, the Company included refund liabilities of approximately $3,846,000 and $4,277,000, respectively, in current liabilities. As of September 30, 2021 and June 30, 2021, the Company included return-related assets of approximately $911,000 and $890,000, respectively, in other current assets.

As a percentage of gross sales, sales returns, rebates and allowances were 8% and 9% for the three months ended September 30, 2021 and 2020, respectively.

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

	Three months ended September 30,
	2021	2020
Major Product Lines:
Intrusion and access alarm products	$9,796	$7,325
Door locking devices	11,031	8,573
Services	10,224	7,275
Total Revenues	$31,051	$23,173

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 12% and 12% of the Company’s accounts receivable at September 30, 2021 and June 30. 2021, respectively. Sales to this customer did not exceed 10%of net sales during the three months ended September 30, 2021 and 2020, respectively. The Company had another customer with an accounts receivable balance that comprised 11% of the Company’s accounts receivable at each September 30, 2021 and June 30, 2021. Sales to this customer did not exceed 10% of net sales during the three months ended September 30, 2021 and 2020, respectively. The Company had another customer with an accounts receivable balance that comprised 23% and 19% of the Company’s accounts receivable at September 30, 2021 and June 30, 2021. Sales to this customer were 14% of net sales during the three months ended September 30, 2021. Sales to this customer did not exceed 10% of net sales during the three months ended September 30, 2020.

NOTE 4 – Marketable Securities

Marketable securities include investments in fixed income mutual funds, which are reported at their fair values. There were no realized or unrealized gains and losses for the three months ended September 30, 2020. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three months ended September 30, 2021, are as follows (in thousands):

September 30, 2021

Net gains recognized during the period on marketable securities	$—
Less: Net gains recognized during the year on marketable securities sold during the period	—
Unrealized (losses) gains recognized during the reporting year on marketable securities still held at the reporting date	3
$3

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

The following tables summarize the Company’s investments at September 30, 2021 and June 30, 2021, respectively (in thousands):

	September 30, 2021			June 30, 2021
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Marketable Securities	$5,441	$5,435	$(6)	$5,422	$5,413	$(9)

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	September 30,	June 30,
	2021	2021
Component parts	$18,937	$17,929
Work-in-process	6,504	6,158
Finished product	8,825	8,355
	$34,266	$32,442

Classification of inventories, net of reserves:
Current	$26,916	$25,278
Non-current	7,350	7,164
	$34,266	$32,442

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2021	June 30, 2021	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,463	7,416	3 to 5
Furniture and fixtures	2,822	2,813	5 to 10
Machinery and equipment	26,006	25,548	7 to 10
Building improvements	2,418	2,409	Shorter of the lease term or life of asset
	48,524	48,001
Less: accumulated depreciation and amortization	(40,506)	(40,165)
	$8,018	$7,836

Depreciation and amortization expense on property, plant, and equipment was approximately $340,000 and $317,000 in the three months ended September 30, 2021 and 2020, respectively.

NOTE 7 - Income Taxes

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, global intangible low-taxed income (“GILTI”), tax benefit of R&D credits, a gain on extinguishment of debt of the Company’s PPP loans and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition de-recognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

For the three months ended September 30, 2021, the Company recognized net income tax expense of $348,000. During the three months ended September 30, 2021, the Company’s reserve for uncertain income tax positions increased by $6,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of September 30, 2021, the Company had accrued interest totaling $69,000, as well as $679,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the three months ended September 30, 2021, additional interest expense was accrued for in the amount of $6,000. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2021, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

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

NOTE 8 - Long-Term Debt

As of September 30, 2021 and June 30, 2021, the Company had a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024. Also, at June 30, 2021, long-term debt consisted of a term loan from the U.S. Small Business Administration through its Payroll Protection Program.

Outstanding balances and interest rates as of September 30, 2021 and June 30, 2021 are as follows (dollars in thousands):

	September 30, 2021			June 30, 2021
	Outstanding	Interest Rate		Outstanding	Interest Rate
Revolving line of credit	$—	n/a		$—	n/a
Term loans	—	n/a	%	3,904	1%
	—			3,904
Less: current maturities	—			(2,386)
Long-term debt	$—			$1,518

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

The Company received the proceeds of promissory notes dated between April 17, 2020 and May 7, 2020 with an aggregate principal amount of $3,904,000 (the "PPP Loan"), entered into between the Company and HSBC Bank USA N.A., as lender (the "Lender”). The Lender made the loans pursuant to the Paycheck Protection Program (the "PPP"), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the Small Business Association (“SBA”) implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time.

Pursuant to the CARES Act, the loans may be forgiven by the SBA. During the three months ended September 30, 2021, the PPP Loans were legally forgiven, in their entirety, in accordance with guidelines set forth in the PPP. The Company recognized a gain on the extinguishment of debt in the first quarter of 2022 in the amount of $3,904,000 within the other income (expense) section in the accompanying condensed consolidated statements of income. The SBA reserves the right to audit PPP forgiveness applications for a period of six years from the date of forgiveness. It has indicated that it will audit all of those that are in excess of $2 million.

NOTE 9 - Stock Option

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended September 30, 2021 and 2020, the Company recorded non-cash compensation expense of $89,000 ($0.00 per basic and diluted share) and $104,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2021, 104,540 stock options were outstanding, 48,988 stock options were exercisable and 738,460 stock options were available for grant under this plan. During the quarter ended September 30, 2021, certain employees exercised options totaling 2,500 shares. No options were granted under this plan during the quarter ended September 30, 2021 and 2020, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021		2020
Risk-free interest rates	n/a	%	n/a	%
Expected lives	n/a		n/a
Expected volatility	n/a	%	n/a	%
Expected dividend yields	n/a	%	n/a	%

The following table reflects activity under the 2012 Employee Plan for the three months ended September 30:

	2021		2020
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	107,040	$19.18	117,840	$18.84
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	(2,500)	$6.31	—	—
Outstanding, end of period	104,540	$19.48	117,840	$18.84
Exercisable, end of period	48,988	$16.95	37,400	$13.73
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$94,000		n/a
Total intrinsic value of options outstanding	$2,467,000		$706,000
Total intrinsic value of options exercisable	$1,280,000		$399,000

2,500 stock options were exercised during the three months ended September 31, 2021. There were no stock options exercised during the quarter ended September 30, 2020. $16,000 cash was received from option exercises during the three months ended September 30, 2021, and the actual tax benefit realized for the tax deductions from option exercises was $0.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2021:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$4.37 ‑ $33.59	104,540	7.31	$19.48	48,988	$16.95
	104,540	7.31	$19.48	48,988	$16.95

As of September 30, 2021, there was $499,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. There were no grants of options in either quarter ended September 30, 2021 and 2020, respectively. 2,400 options vested during the three months ended September 30, 2021 and 2020, respectively. The total fair value of the options vesting during the three months ended September 30, 2021 and 2020 under this plan was $29,000 and $29,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2021, 6,000 stock options were outstanding, 3,120 stock options were exercisable and 4,800 stock options were available for grant under this plan. There were no exercises during the three months ended September 30, 2021. No options were granted under this plan during the three months ended September 30, 2021 and 2020, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021		2020
Risk-free interest rates	n/a	%	n/a	%
Expected lives	n/a		n/a
Expected volatility	n/a	%	n/a	%
Expected dividend yields	n/a	%	n/a	%

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30:

	2021		2020
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	6,000	$13.10	12,000	$10.29
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	6,000	$13.10	12,000	$10.29
Exercisable, end of period	3,120	$12.08	5,760	$8.35
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$180,000		$159,000
Total intrinsic value of options exercisable	$97,000		$87,000

No stock options were exercised during the three months ended September 30, 2021 or 2020. No cash was received from option exercises during either of the three months ended September 30, 2021 or 2020 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.70 - $23.35	6,000	6.85	$13.10	3,120	$12.08
	6,000	6.85	$13.10	3,120	$12.08

As of September 30, 2021, there was $10,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three months ended September 30, 2021 or 2020. No options vested during the three months ended September 30, 2021 or 2020.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2021, 35,050 stock options were outstanding, 14,980 stock options were exercisable and 11,750 stock options were available for grant under this plan. No options were exercised under this plan for the three months ended September 30, 2021. No options were granted under this plan during the three months ended September 30, 2021 and 2020, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021		2020
Risk-free interest rates	n/a	%	n/a	%
Expected lives	n/a		n/a
Expected volatility	n/a	%	n/a	%
Expected dividend yields	n/a	%	n/a	%

The following table reflects activity under the 2018 Non-Employee Plan for the three months ended September 30:

	2021		2020
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	35,050	$23.85	48,400	$23.48
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	35,050	$23.85	48,400	$23.48
Exercisable, end of period	14,980	$23.36	12,240	$21.96
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$674,000		$114,000
Total intrinsic value of options exercisable	$295,000		$41,000

No stock options were exercised during the three months ended September 30, 2021 or 2020. No cash was received from option exercises during either of the three months ended September 30, 2021 or 2020 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at September 30, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$16.20 - $30.54	35,050	7.95	$23.85	14,980	$23.36
	35,050	7.95	$23.85	14,980	$23.36

As of September 30, 2021, there was $186,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. No options were granted during the three months ended September 30, 2021 or 2020. No options vested during the three months ended September 30, 2021 or 2020.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2021, 5,000 stock options were outstanding, 2,000 stock options were exercisable and 45,000 stock options were available for grant under this plan. There were no grants for the three months ended September 30, 2021.

The fair value of each option granted during the three months year ended September 30, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021		2020
Risk-free interest rates	n/a	%	0.62%
Expected lives	n/a		10
Expected volatility	n/a	%	45%
Expected dividend yields	n/a	%	0%

The following table reflects activity under the 2020 Non-Employee Plan for the three months ended September 30:

	2021		2020
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	5,000	$22.80	—	—
Granted	—	—	5,000	$22.80
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	5,000	$22.80	5,000	$22.80
Exercisable, end of period	2,000	$22.80	1,000	$22.80
Weighted average fair value at grant date of options granted	n/a		$12.20
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$101,000		$4,000
Total intrinsic value of options exercisable	$41,000		$1,000

No stock options were exercised during the three months ended September 30, 2021 or 2020. No cash was received from option exercises during either of the three months ended September 30, 2021 or 2020 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at September 30, 2021:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$22.80	5,000	8.93	$22.80	2,000	$22.80
	5,000	8.93	$22.80	2,000	$22.80

As of September 30, 2021, there was $34,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. There were no grants of options in the three months ended September 30, 2021. There were 5,000 options granted during the three months ended September 30, 2020. 1,000 options vested during the three months ended September 30, 2021 and 2020, respectively. The total fair value of the options vesting during the three months ended September 30, 2021 and 2020 under this plan was $12,000 and $12,000, respectively.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 1 million of the approximately 19.4 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the three months ended September 30, 2021, and the fiscal year ended June 30, 2021, the Company did not repurchase any shares of its outstanding common stock. Pursuant to the PPP Loan Agreement described in Note 8, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein.

During the three months ended September 30, 2021, an employee exercised stock options under the Company's 2012 Employee Stock Option Plan totaling 2,500 shares. This exercises was completed as a cash exercises as allowed for under the Plan. $16,000 was received in exchange for 2,500 shares of the Company’s stock.

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

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $36,000 and $32,000 for the three months ended September 30, 2021 and 2020, respectively.

NOTE 13 - Commitments and Contingencies

Leases

Our lease obligation consists of a 99-year lease, entered into by one of the Company’s foreign subsidiaries, for approximately four acres of land in the Dominican Republic on which the Company’s principal production facility is located. The lease, which commenced on April 26, 1993 and expires in 2092, has an annual cost of approximately $288,000.  .

Operating leases are included in operating lease right-of-use assets, accrued expenses and operating lease liabilities, non-current on our condensed consolidated balance sheets.

For the three months ended September 30, 2021 and 2020, cash payments against operating lease liabilities totaled $72,000 respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	71 Years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2021 (in thousands):

Year Ending June 30,	Amount
2022	$213
2023	275
2024	265
2025	256
2026	247
Thereafter	6,111
Total	$7,367

Operating lease expense totaled approximately $80,000 and $79,000, for the three months ended September 30, 2021 and 2020, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Employment Agreements

As of September 30, 2021, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $838,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Engineering expires in August 2022 and provides for an annual salary of $347,000, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Senior Vice President of Operations and Finance and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended September 30,
	2021	2020
Sales to external customers (1):
Domestic	$30,782	$22,889
Foreign	269	284
Total Net Sales	$31,051	$23,173

	September 30, 2021	June 30, 2021
Identifiable assets:
United States	$91,675	$91,375
Dominican Republic (2)	33,503	31,918
Total Identifiable Assets	$125,178	$123,293
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (September 30, 2021 = $22,481; June 30, 2021 = $21,020), operating lease assets (September 30, 2021 = $7,367; June 30, 2021 = $7,373) and fixed assets (September 30, 2021 = $3,248; June 30, 2021 = $3,208) located at the Company’s principal manufacturing facility in the Dominican Republic.

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

Seasonality

The Company’s fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s equipment products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company’s fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company’s fiscal first quarter. In addition, demand for our products is affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend.

Our results for fiscal 2021 and the first quarter of fiscal 2022 reflected the increase in customer demand after the creation of the challenging business environment resulting from the COVID-19 pandemic. While the Company believes this recovery will continue, there can be no assurances that it will do so in the event of a return to building and construction restrictions that might result from a return to higher levels of COVID-19 cases.

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

Results of Operations

	Three months ended September 30,
	(dollars in thousands)
			% Increase/
	2021	2020	(decrease)
Net sales: equipment revenues	$20,827	$15,898	31.0%
service revenues	10,224	7,275	40.5%
	31,051	23,173	34.0%
Gross profit: equipment	4,655	4,591	1.4%
services	8,801	6,101	44.3%
	13,456	10,692	25.9%
Gross profit as a % of net sales:	43.3%	46.1%	(6.1)%
equipment	22.4%	28.9%	(22.6)%
services	86.1%	83.9%	2.6%

Research and development	1,931	1,889	2.2%
Selling, general and administrative	7,346	6,149	19.5%
Selling, general and administrative as a percentage of net sales	23.7%	26.5%	(10.6)%
Operating income	4,179	2,654	57.5%
Interest and other income (expense), net	17	(6)	(383.3)%
Gain on extinguishment of debt	3,904	—	—%
Provision for income taxes	348	329	5.8%
Net income	7,752	2,319	234.3%

Results of Operations

Sales for the three months ended September 30, 2021 increased by $7,878,000, or 34.0%, to $31,051,000 as compared to $23,173,000 for the same period a year ago. The increase in sales for the three months ended September 30, 2021 was due primarily to increased recurring communication service revenues ($2,949,000) and sales of intrusion and access products ($2,471,000) and door-locking products ($2,458,000).

Gross profit for the three months ended September 30, 2021 increased to $13,456,000 or 43.3% of sales as compared to $10,692,000 or 46.1% of sales for the same period a year ago. While gross profit on equipment sales for the three months ended September 30, 2021 increased to $4,655,000 or 22.4% of equipment sales as compared to $4,591,000 or 28.9% of equipment sales for the same period a year ago, the decrease in gross profit as a percentage of equipment sales for the three months was primarily due to increased freight and component part costs relating to the current, world-wide supply chain problems, an unfavorable shift in product mix from door-locking products to intrusion products (which include the Company’s Starlink radio products which lead to the more profitable recurring service revenues) as well as aggressive promotional pricing of these radios. The increase in gross profit of equipment sales for the three months was due to the increase in net sales of equipment. Gross profit on sales of services for the three months ended September 30, 2021 increased to $8,801,000 or 86.1% of service sales as compared to $6,101,000 or 83.9% of service sales for the same period a year ago. The increase in gross profit on service revenues was due primarily to the 40.5% increase in sales of these services.

Research and development expenses for the three months ended September 30, 2021 increased $42,000 to $1,931,000, or 6.2% of net sales, as compared to $1,889,000, or 8.2% of net sales, for the same period a year ago. The increase was due primarily to increased payroll while the decrease as a percentage of net sales was due primarily to the increase in net sales.

Selling, general and administrative expenses for the three months ended September 30, 2021 increased 19.5% to $7,346,000 from $6,149,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 23.7% for the three months ended September 30, 2021 as compared to 26.5% for the same period a year ago. The increase in selling, general and administrative expenses was due primarily to tradeshow and advertising expenses, which were curtailed during the COVID-19 pandemic, as well as increased sales incentives relating to the increase in net sales as discussed above. The decrease in selling, general and administrative expenses as a percentage of net sales was due primarily to the increase in net sales as partially offset by the increase in expenses.

Other income (expense) for the three months ended September 30, 2021 increased $3,927,000 to income of $3,921,000 as compared to expense of $6,000 for the same period a year ago. The change in Other income (expense) was due primarily to the gain from the extinguishment of the Company’s $3,904,000 in PPP loans, which were forgiven by the SBA during the three months ended September 30, 2021.

The Company’s provision for income taxes for the three months ended September 30, 2021 increased by $19,000 to $348,000 as compared to $329,000 for the same period a year ago. The increase in the provision for income taxes for the three months was primarily due to higher taxable income in the U.S, as compared to income in the DR. The Company’s effective rate for income tax was 4.3% and 12% for the three months ended September 30, 2021 and 2020, respectively. The decrease in the Company’s effective rate for the three months ended September 30, 2021 was due primarily to the income recognized as a result of the PPP loan forgiveness being non-taxable.

Net income for the three months ended September 30, 2021 increased by $5,433,000 to $7,752,000 or $0.42 per diluted share as compared to $2,319,000 or $0.13 per diluted share for the same period a year ago. The increase in net income for the three months ended September 30, 2021 was primarily due to the items described above.

Liquidity and Capital Resources

During the three months ended September 30, 2021, the Company utilized a portion of its cash generated from operations ($541,000 of $3,463,000) to purchase property, plant and equipment ($522,000) and marketable securities ($19,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at September 30, 2021 decreased by $2,738,000 to $25,343,000 as compared to $28,081,000 at June 30, 2021. This decrease is primarily the result of the higher sales volume of equipment during the quarter ended June 30, 2021, which is typically the Company’s highest, as compared to the quarter ended September 30, 2021.

Inventories at September 30, 2021 increased by $1,824,000 from June 30, 2021. This increase is primarily the result of the Company level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter as well as increasing purchases of certain components that have become difficult to source during the world-wide supply chain problems.

Accounts payable and accrued expenses other than accrued income taxes decreased by $454,000 as of September 30, 2021, as compared to June 30, 2021. This decrease was due primarily to the decrease in the accrued refund liability caused by lower equipment sales for the three months ended September 30, 2021, as compared to equipment sales for the three months ended June 30, 2021, which is typically the Company’s highest.

As of September 30, 2021, the Company maintained a revolving credit facility of $11,000,000 which expires in June 2024. As of September 30, 2021, the Company had no outstanding borrowings and $11,000,000 in availability under the revolving credit facility which is described more fully in Note 8 to the condensed consolidated financial statements. The facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement.

As of September 30, 2021 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

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

At the conclusion of the period ended September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2021.

During the three months ended September 30, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three months ended September 30, 2021, except for the following:  The Company’s Accounts receivable has a high degree of concentration in a small number of customers (43% among three customers as of September 30, 2021). A credit loss resulting from one or more of these customers defaulting on their amounts due may negatively impact our financial condition and results of operations.

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

November 8, 2021

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Senior Vice President of Operations and Finance and Treasurer
(Principal Financial and Accounting Officer)