Form 10-Q
period 2021-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2022-02-09
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: February 8, 2022

COMMON STOCK, $.01 PAR VALUE PER SHARE     36,731,756

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021
	(unaudited)	June 30, 2021

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$41,951	$34,806
Marketable securities	5,417	5,413
Accounts receivable, net of allowance for doubtful accounts of $226 at both December 31, 2021 and June 30, 2021, and other reserves	23,531	28,081
Inventories, net	29,814	25,278
Prepaid expenses and other current assets	2,615	2,408
Total Current Assets	103,328	95,986
Inventories - non-current, net	7,916	7,164
Property, plant and equipment, net	7,917	7,836
Intangible assets, net	4,495	4,691
Operating lease asset	7,362	7,373
Other assets	373	243
TOTAL ASSETS	$131,391	$123,293

CURRENT LIABILITIES
Accounts payable	$10,109	$6,095
Accrued expenses	6,713	6,582
Accrued salaries and wages	2,574	3,478
Current portion of long-term debt	—	2,386
Accrued income taxes	18	1,635
Total Current Liabilities	19,414	20,176
Long term debt, net of current portion	—	1,518
Deferred income taxes	443	347
Accrued income taxes	930	925
Long term operating lease liabilities	7,079	7,090
Total Liabilities	27,866	30,056
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of December 31, 2021 (Note 10) and 80,000,000 shares authorized as of June 30, 2021; 39,625,471 and 39,595,883 shares issued; and 36,731,756 and 36,702,168 shares outstanding, respectively	396	396
Additional paid-in capital	19,700	18,201
Retained earnings	102,950	94,161
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	103,525	93,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,391	$123,293

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended December 31,
	2021	2020

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$22,380	$19,016
Service revenues	11,028	8,189
	33,408	27,205
Cost of sales:
Equipment related expenses	20,571	14,599
Service-related expenses	1,394	1,203
	21,965	15,802

Gross Profit	11,443	11,403

Operating expenses:
Research and development	1,978	1,884
Selling, general, and administrative expenses	8,195	5,850
Total Operating Expenses	10,173	7,734

Operating Income	1,270	3,669

Other income (expense):
Interest and other income (expense), net	58	(3)
Income before Provision for Income Taxes	1,328	3,666
Provision for Income Taxes	291	469
Net Income	$1,037	$3,197

Income per share:
Basic	$0.03	$0.09
Diluted	$0.03	$0.09

Weighted average number of shares outstanding:
Basic	36,728,000	36,695,000
Diluted	36,898,000	36,805,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six Months Ended December 31,
	2021	2020

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$43,207	$34,914
Service revenues	21,252	15,464
	64,459	50,378
Cost of sales:
Equipment related expenses	36,743	25,906
Service-related expenses	2,817	2,377
	39,560	28,283

Gross Profit	24,899	22,095

Operating expenses:
Research and development	3,909	3,773
Selling, general, and administrative expenses	15,541	11,999
Total Operating Expenses	19,450	15,772

Operating Income	5,449	6,323

Other income (expense):
Interest and other income (expense), net	75	(9)
Gain on extinguishment of debt	3,904	—
Income before Provision for Income Taxes	9,428	6,314
Provision for Income Taxes	639	798
Net Income	$8,789	$5,516

Income per share:
Basic	$0.24	$0.15
Diluted	$0.24	$0.15

Weighted average number of shares outstanding:
Basic	36,720,000	36,695,000
Diluted	36,877,000	36,794,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Six months ended December 31, 2021 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2021	21,244,799	$212	$18,201	(2,893,715)	$(19,521)	$94,345	$93,237
Retrospective Effects of 2:1 Stock Split Declared on December 20, 2021	18,351,084	$184	—	—	—	$(184)	$—
Balances at June 30, 2021, considering Retrospective effect of Stock Split	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$94,161	$93,237
Net income	—	—	—	—	—	7,752	7,752
Stock-based compensation expense	—	—	89	—	—	—	89
Stock options exercised	5,000	—	16	—	—	—	16
Balances at September 30, 2021	39,600,883	$396	$18,306	(2,893,715)	$(19,521)	$101,913	$101,094
Net income	—	—	—	—	—	1,037	1,037
Stock-based compensation expense	—	—	1,255	—	—	—	1,255
Stock options exercised	24,588	—	139	—	—	—	139
Balances at December 31, 2021	39,625,471	$396	$19,700	(2,893,715)	$(19,521)	$102,950	$103,525

	Six months ended December 31, 2020 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2020	21,241,066	$212	$17,766	(2,893,715)	$(19,521)	$79,444	$77,901
Retrospective Effects of 2:1 Stock Split Declared on December 20, 2021	18,347,351	$184	—	—	—	$(184)	$—
Balances at June 30, 2020, considering Retrospective effect of Stock Split	39,588,417	$396	$17,766	(2,893,715)	$(19,521)	$79,260	$77,901
Net income	—	—	—	—	—	2,319	2,319
Stock-based compensation expense	—	—	104	—	—	—	104
Balances at September 30, 2020	39,588,417	$396	$17,870	(2,893,715)	$(19,521)	$81,579	$80,324
Net income	—	—	—	—	—	3,197	3,197
Stock-based compensation expense	—	—	84	—	—	—	84
Balances at December 31, 2020	39,588,417	$396	$17,954	(2,893,715)	$(19,521)	$84,776	$83,605

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months ended December 31,
	2021	2020

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,789	$5,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	884	855
Loss on marketable securities	36	—
(Recovery of) provision for doubtful accounts	—	(130)
Deferred income taxes	96	(82)
Stock based compensation expense	1,344	188
Gain on extinguishment of debt	(3,904)	—
Changes in operating assets and liabilities:
Accounts receivable	4,550	1,839
Inventories	(5,287)	3,719
Prepaid expenses and other current assets	(207)	189
Other assets	(130)	—
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,630	(3,157)
Net Cash Provided by Operating Activities	7,801	8,937
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(771)	(389)
Purchases of marketable securities	(40)	—
Net Cash Used in Investing Activities	(811)	(389)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	155	—
Net Cash Provided by Financing Activities	155	—

Net increase in Cash and Cash Equivalents	7,145	8,548
CASH AND CASH EQUIVALENTS - Beginning	34,806	18,248
CASH AND CASH EQUIVALENTS - Ending	$41,951	$26,796
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$8	$10
Income taxes paid	$2,154	$1,351

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

DECEMBER 31, 2021

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc. (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, wireless recurring communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S.

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

Our results for fiscal 2021 and the first two quarters of fiscal 2022 reflected the increase in customer demand after the challenging business environment resulting from the COVID-19 pandemic. While the Company believes this recovery will continue, there can be no assurances that it will do so in the event of a return to building and construction restrictions that might result from a return to higher levels of COVID-19 cases.

Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Stock Split

In December 2021, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of the Company’s common stock payable to stockholders of record on December 20, 2021. The additional shares were distributed on January 4, 2022. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders' equity as a result of the stock split. Upon distribution of the dividend, the total number of shares outstanding increased from 18,365,878 to 36,731,756.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2021 and June 30, 2021 due to their short-term maturities. Long-term debt and lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $63,000 of short-term time deposits at both December 31, 2021 and June 30, 2021, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2021 and June 30, 2021. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company would record an impairment charge if the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the three and six months ended December 31, 2021, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $226,000 as of December 31, 2021 and June 30, 2021, respectively. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	December 31, 2021			June 30, 2021
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	(9,049)	$751	$9,800	$(8,955)	$845
Trade name	4,048	(304)	3,744	4,048	(202)	3,846
	$13,848	$(9,353)	$4,495	$13,848	$(9,157)	$4,691

Amortization expense for intangible assets subject to amortization was approximately $98,000 and $107,000 for the three months ended December 31, 2021 and 2020, respectively. Amortization expense for intangible assets subject to amortization was approximately $196,000 and $213,000 for the six months ended December 31, 2021 and 2020, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2022-$390,000; 2023 - $361,000; 2024 - $336,000; 2025 - $315,000; and 2026-$297,000. The weighted average remaining amortization period for intangible assets was 16.5 years and 16.9 years at December 31, 2021 and June 30, 2021, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended December 31, 2021 and 2020 was $512,000 and $347,000, respectively. Advertising expense for the six months ended December 31, 2021 and 2020 was $1,598,000 and $690,000, respectively

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored R&D expense for the three months ended December 31, 2021 and 2020 was $1,978,000 and $1,884,000, respectively. R&D expense for the six months ended December 31, 2021 and 2020 was $3,909,000 and $3,773,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31, 2021 and 2020 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2021	2020	2021	2020	2021	2020
Basic EPS	$1,037	$3,197	36,728	36,695	$0.03	$0.09
Effect of Dilutive Securities:
Stock Options	—	—	170	110	—	—
Diluted EPS	$1,037	$3,197	36,898	36,805	$0.03	$0.09

Options to purchase 80,435 and 64,000 shares of common stock were excluded for the three months ended December 31, 2021 and 2020, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31, 2021 and 2020 (in thousands, except share and per share data):

			Weighted Average		Net Income per
	Net Income		Shares		Share
	2021	2020	2021	2020	2021	2020
Basic EPS	$8,789	$5,516	36,720	36,695	$0.24	$0.15
Effect of Dilutive Securities:
Stock Options	—	—	157	99	—	—
Diluted EPS	$8,789	$5,516	36,877	36,794	$0.24	$0.15

Options to purchase 40,217 and 72,000 shares of common stock were excluded for the six months ended December 31, 2021 and 2020, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $1,255,000 and $84,000 were recognized for the three months ended December 31, 2021 and 2020, respectively. Stock-based compensation costs of $1,344,000 and $188,000 were recognized for the six months ended December 31, 2021 and 2020, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three or six months ended December 31, 2021 or 2020.

Comprehensive Income

For the three and six months ended December 31, 2021 and 2020, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($106,000 and $93,000 in the three months ended December 31, 2021 and 2020, respectively and $212,000 and $199,000 in the six months ended December 31, 2021 and 2020, respectively); and classifies the costs associated with these sales in cost of sales ($361,000 and $230,000 in the three months ended December 31, 2021 and 2020, respectively and $694,000 and $451,000 in the six months ended December 31, 2021 and 2020, respectively).

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

NOTE 2 – Revenue Recognition and Contracts with Customers

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems on a monthly basis. All of these products are used for commercial, residential, institutional, industrial and governmental applications, and are sold primarily to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States.

As of December 31, 2021 and June 30, 2021, the Company included refund liabilities of approximately $4,248,000 and $4,277,000, respectively, in current liabilities. As of December 31, 2021 and June 30, 2021, the Company included return-related assets of approximately $1,019,000 and $890,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 13%for both the three months ended December 31, 2021 and 2020, respectively. As a percentage of gross sales, returns, rebates and allowances were 11% for both the six months ended December 31, 2021 and 2020, respectively.

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

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Major Product Lines:
Intrusion and access alarm products	$10,767	$8,235	$20,563	$15,560
Door locking devices	11,613	10,781	22,644	19,354
Services	11,028	8,189	21,252	15,464
Total Revenues	$33,408	$27,205	$64,459	$50,378

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised 18% and 12% of the Company’s accounts receivable at December 31, 2021 and June 30. 2021, respectively. Sales to this customer did not exceed 10%of net sales during the three months or six months ended December 31, 2021 and 2020, respectively. The Company had another customer with an accounts receivable balance that comprised 12% and 11% of the Company’s accounts receivable at December 31, 2021 and June 30, 2021, respectively. Sales to this customer did not exceed 10% of net sales during the three or six months ended December 31 2021 and 2020, respectively. The Company had another customer with an accounts receivable balance that comprised 12% and 19% of the Company’s accounts receivable at December 31, 2021 and June 30, 2021. Sales to this customer were 10% of net sales during each the six months ended December 31, 2021 and 2020. Sales to this customer did not exceed 10% for the three months ended December 31, 2021. Sales to this customer were 14% of net sales during the three months ended December 31, 2020.

NOTE 4 – Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds, and are reported at their fair values. There were no realized or unrealized gains and losses for the three months or six month ended December 31, 2020. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three and six months ended December 31, 2021, are as follows (in thousands):

	Three months ended December 31, 2021	Six months ended December 31, 2021

Net gains recognized during the period on marketable securities	$21	$40
Less: Net gains recognized during the year on marketable securities sold during the period	—	—
Unrealized (losses) gains recognized during the reporting year on marketable securities still held at the reporting date	(39)	(36)
	$(18)	$4

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

The following tables summarize the Company’s investments at December 31, 2021 and June 30, 2021, respectively (in thousands):

	December 31, 2021			June 30, 2021
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Marketable Securities	$5,462	$5,417	$(45)	$5,422	$5,413	$(9)

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	December 31,	June 30,
	2021	2021
Component parts	$20,851	$17,929
Work-in-process	7,162	6,158
Finished product	9,717	8,355
	$37,730	$32,442

Classification of inventories, net of reserves:
Current	$29,814	$25,278
Non-current	7,916	7,164
	$37,730	$32,442

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2021	June 30, 2021	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,476	7,416	3 to 5
Furniture and fixtures	2,854	2,813	5 to 10
Machinery and equipment	26,186	25,548	7 to 10
Building improvements	2,441	2,409	Shorter of the lease term or life of asset
	48,772	48,001
Less: accumulated depreciation and amortization	(40,855)	(40,165)
	$7,917	$7,836

Depreciation and amortization expense on property, plant, and equipment was approximately $348,000 and $319,000 for the three months ended December 31, 2021 and 2020, respectively. Depreciation and amortization expense on property, plant and equipment was approximately $690,000 and $637,000 for the six months ended December 31, 2021 and 2020, respectively.

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

For the six months ended December 31, 2021, the Company recognized net income tax expense of $639,000. During the six months ended December 31, 2021, the Company’s reserve for uncertain income tax positions increased by $6,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2021, the Company had accrued interest totaling $76,000, as well as $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the six months ended December 31, 2021, additional interest expense was accrued for in the amount of $6,000. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2021, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

The Company was audited by the IRS for fiscal year 2016. During fiscal year 2020, the Company settled the issue at Appeals and recorded a provision for the federal and state impact of $762,000 and $70,000 respectively. As of March 31, 2021, all federal and state liabilities related to the fiscal year 2016 audit have been paid.

The Company was audited by the IRS for the fiscal year 2017. During the third quarter of fiscal 2021, the Company settled the issue and paid the IRS $399,000. The Company reported the results of the IRS exam to all the jurisdictions in which it files and paid taxes and interest totaling $97,000. In fiscal 2021, the Company paid the IRS $68,000 for interest. None of the payments were recorded to expense since adequate liabilities had previously been established. The Company has identified its U.S. Federal income tax return and its State return in New York as its major tax jurisdictions.

In January 2022, the Company received a letter from the IRS (“IRS”) notifying it that the IRS would be examining the Company’s income tax return for fiscal year ended June 30, 2020. Management believes that its provision for income taxes for this period is adequate. However, the outcome cannot be predicted with certainty.

NOTE 8 - Long-Term Debt

As of December 31, 2021 and June 30, 2021, the Company had a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024. Also, at June 30, 2021, long-term debt consisted of a term loan from the U.S. Small Business Administration through its Payroll Protection Program.

Outstanding balances and interest rates as of December 31, 2021 and June 30, 2021 are as follows (dollars in thousands):

	December 31, 2021			June 30, 2021
	Outstanding	Interest Rate		Outstanding	Interest Rate
Revolving line of credit	$—	n/a		$—	n/a
Term loans	—	n/a	%	3,904	1%
	—			3,904
Less: current maturities	—			(2,386)
Long-term debt	$—			$1,518

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

The Company received $3,904,000 in loans (the "PPP Loan"), entered into between the Company and HSBC Bank USA N.A., as lender (the "Lender”). The Lender made the loans pursuant to the Paycheck Protection Program (the "PPP"), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the Small Business Association (“SBA”) implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time.

During the six months ended December 31, 2021, the PPP Loans were forgiven in their entirety, in accordance with guidelines set forth in the PPP. The Company recognized a gain on the extinguishment of debt in the first quarter of 2022 in the amount of $3,904,000 within the other income (expense) section in the accompanying condensed consolidated statements of income. Under the PPP, the SBA reserves the right to audit PPP forgiveness applications for a period of six years from the date of forgiveness. The SBA has indicated that it will audit all of those that are in excess of $2 million.

NOTE 9 - Stock Option

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended December 31, 2021 and 2020, the Company recorded non-cash compensation expense of $1,255,000 ($0.03 per basic and diluted share) and $84,000 ($0.00 per basic and diluted share), respectively, relating to stock-based compensation. For the six months ended December 31, 2021 and 2020, the Company recorded non-cash compensation expense of $1,344,000 ($0.04 per basic and diluted share) and $188,000 ($.01 per basic and diluted share).

2012 Employee Stock Option Plan

In December 2012, the stockholders approved the 2012 Employee Stock Option Plan (the 2012 Employee Plan). The 2012 Employee Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,900,000 shares of the Company’s common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options, which are intended to qualify as incentive stock options (ISOs) or non-incentive stock options, to valued employees. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company’s outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2021, 524,080 stock options were outstanding, 160,576 stock options were exercisable and 1,138,920 stock options were available for grant under this plan. No options may be granted under this plan after December 2022.

338,000 Options were granted during the three and six months ended December 31, 2021. There were no options granted during the three or six months ended December 31, 2020. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020
Risk-free interest rates	1.64%	n/a	%
Expected lives	10	n/a
Expected volatility	43%	n/a	%
Expected dividend yields	0%	n/a	%

The following table reflects activity under the 2012 Employee Plan for the six months ended December 31:

	2021		2020
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	214,080	$9.59	235,680	$9.42
Granted	338,000	$23.17	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	(28,000)	$5.54	—	—
Outstanding, end of period	524,080	$18.56	235,680	$9.42
Exercisable, end of period	160,576	$15.06	95,600	$7.33
Weighted average fair value at grant date of options granted	$12.16		n/a
Total intrinsic value of options exercised	$485,000		n/a
Total intrinsic value of options outstanding	$3,367,000		$963,000
Total intrinsic value of options exercisable	$1,595,000		$590,000

23,000 and 28,000 stock options were exercised during the three and six months ended December 31, 2021, respectively. There were no stock options exercised during the three or six ended December 31, 2020. $139,000 and $155,000 cash was received from option exercises during the three and six months ended December 31, 2021, respectively. The actual tax benefit realized for the tax deductions from option exercises during the three and six months ended December 31, 2021 was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at December 31, 2021:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$2.19 ‑ $24.75	524,080	8.91	$18.56	160,576	$15.06
	524,080	8.91	$18.56	160,576	$15.06

As of December 31, 2021, there was $3,541,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 338,000 options were granted during the three and six months ended December 31, 2021, respectively. There were no options granted during each of the three and six months ended December 31, 2020. 85,600 and 90,400 options vested during the three and six months ended December 31, 2021, respectively. 20,800 and 25,600 options vested during the three and six months ended December 31, 2020, respectively. The total grant date fair value of the options vesting during the three months ended December 31, 2021 and 2020 under this plan was $913,000 and $106,000, respectively. The total grant date fair value of the options vesting during the six months ended December 31, 2021 and 2020 under this plan was $942,000 and $135,000, respectively.

2012 Non-Employee Stock Option Plan

In December 2012, the stockholders approved the 2012 Non-Employee Stock Option Plan (the 2012 Non-Employee Plan). This plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2021, 21,600 stock options were outstanding, 11,760 stock options were exercisable and no further stock options were available for grant under this plan.

9,600 Options were granted during the three and six months ended December 31, 2021. There were no options granted during the three or six months ended December 31, 2020. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020
Risk-free interest rates	1.68%	n/a	%
Expected lives	10	n/a
Expected volatility	43%	n/a	%
Expected dividend yields	0%	n/a	%

The following table reflects activity under the 2012 Non-Employee Plan for the six months ended December 31:

	2021		2020
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	12,000	$6.55	24,000	$5.15
Granted	9,600	$22.93	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	21,600	$13.83	24,000	$5.15
Exercisable, end of period	11,760	$8.28	17,040	$4.54
Weighted average fair value at grant date of options granted	$12.58		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$241,000		$191,000
Total intrinsic value of options exercisable	$197,000		$146,000

No stock options were exercised during the three or six months ended December 31, 2021 or 2020. No cash was received from option exercises during either of the three or six months ended December 31, 2021 or 2020 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at December 31, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	21,600	8.02	$13.83	11,760	$8.28
	21,600	8.02	$13.83	11,760	$8.28

As of December 31, 2021, there was $100,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 9,600 options were granted during the three and six months ended December 31, 2021. No options were granted during the three or six months ended December 31, 2020. 5,520 options vested during each of the three and six months ended December 31, 2021 and 2020. The total grant date fair value of the options vesting during the three and six months ended December 31, 2021 and 2020 under this plan was $34,000 and $18,000, respectively.

2018 Non-Employee Stock Option Plan

In December 2018, the stockholders approved the 2018 Non-Employee Stock Option Plan (the “2018 Non-Employee Plan”). This plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company's common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2021, 90,600 stock options were outstanding, 41,260 stock options were exercisable and no further stock options were available for grant under this plan.

23,500 Options were granted during the three and six months ended December 31, 2021. There were no options granted during the three or six months ended December 31, 2020. No options may be granted under this plan after December 2028. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020
Risk-free interest rates	1.68%	n/a	%
Expected lives	10	n/a
Expected volatility	43%	n/a	%
Expected dividend yields	0%	n/a	%

The following table reflects activity under the 2018 Non-Employee Plan for the three months ended December 31:

	2021		2020
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	70,100	$11.93	96,800	$11.74
Granted	23,500	$22.93	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	(3,000)	$11.68	—	—
Outstanding, end of period	90,600	$14.79	96,800	$11.74
Exercisable, end of period	41,260	$12.96	37,280	$11.22
Weighted average fair value at grant date of options granted	$12.58		n/a
Total intrinsic value of options exercised	$39,000		n/a
Total intrinsic value of options outstanding	$924,000		$202,000
Total intrinsic value of options exercisable	$496,000		$98,000

3,000 options were exercised during the three months and six months ended December 31, 2021, were settled by exchanging 1,412 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. For the three and six months ended December 31, 2021, the actual tax benefit realize for the tax deduction from option exercises was $8,000. No stock options were exercised during the three months and six months ended December 31, 2020. No cash was received from option exercises during either of the three and six months ended December 30, 2020 and the actual tax benefit realized for the tax deductions from option exercises was $0.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at December 31, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	90,600	8.23	$14.79	41,260	$12.96
	90,600	8.23	$14.79	41,260	$12.96

As of December 31, 2021, there was $383,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 23,500 options were granted during the three and six months ended December 31, 2021. No options were granted during the three or six months ended December 31, 2020. 14,300 and 12,800 options vested during the three and six months ended December 31, 2021 and 2020, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2021 and 2020 under this plan was $125,000 and $88,000, respectively.

2020 Non-Employee Stock Option Plan

In May 2020, the stockholders approved the 2020 Non-Employee Stock Option Plan (the “2020 Non-Employee Plan”). This plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company's common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2021, 26,900 stock options were outstanding, 7,380 stock options were exercisable and 73,100 stock options were available for grant under this plan.

16,900 Options were granted during the three and six months ended December 31, 2021. There were 0 and 10,000 options granted during the three and six months ended December 31, 2020, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020
Risk-free interest rates	1.68%	0.62%
Expected lives	10	10
Expected volatility	43%	45%
Expected dividend yields	0%	0%

The following table reflects activity under the 2020 Non-Employee Plan for the three months ended December 31:

	2021		2020
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	10,000	$11.40	—	—
Granted	16,900	$22.93	10,000	$11.40
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	26,900	$18.64	10,000	$11.40
Exercisable, end of period	7,380	$16.68	2,000	$11.40
Weighted average fair value at grant date of options granted	$12.58		$6.10
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$171,000		$17,000
Total intrinsic value of options exercisable	$61,000		$3,000

No stock options were exercised during the three or six months ended December 31, 2021 or 2020. No cash was received from option exercises during either of the three or six months ended December 31, 2021 or 2020 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at December 31, 2021:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $22.93	26,900	9.38	$18.64	7,380	$16.68
	26,900	9.38	$18.64	7,380	$16.68

As of December 31, 2021, there was $190,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 16,900 options were granted during the three and six months ended December 31, 2021.There were 0 and 10,000 options granted during the three months and six months ended December 31, 2020, respectively.

3,380 and 5,380 options vested during the three and six months ended December 31, 2021, respectively. 0 and 2,000 options vested during the three and six months ended December 31, 2020, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2021 under this plan was $43,000 and $55,000, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2020 under this plan was $0 and $12,000, respectively.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the three and six months ended December 31, 2021, and the fiscal year ended June 30, 2021, the Company did not repurchase any shares of its outstanding common stock. Pursuant to the PPP described in Note 8, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein.

During the three months ended December 31, 2021, certain employees and Directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plan totaling 26,000 shares. 3,000 of these exercises was completed as a cashless exercise as allowed for under the Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 1,412 and was based upon the per share price on the effective date of the option exercise. $139,000 was received in exchange for the remaining 23,000 shares of the Company’s stock.

During the six months ended December 31, 2021, certain employees and Directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plan totaling 31,000 shares. 3,000 of these exercises was completed as a cashless exercise as allowed for under the Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 1,412 and was based upon the per share price on the effective date of the option exercise. $155,000 was received in exchange for the remaining 28,000 shares of the Company’s stock.

During fiscal 2021, certain employees and Directors exercised stock options under the Company's 2012 Employee and Non-Employee and 2018 Non-employee Stock Option Plans totaling 14,200 shares. All of these exercises were completed as cashless exercises as allowed for under the Plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 6,734 and was based upon the per share price on the effective date of the option exercise.

On December 6, 2021, the Stockholders of the Company approved an amendment of the Company’s Certificate of Incorporation increasing the number of authorized shares the Company may issue to 100,000,000 shares of common stock at $.01 par value per share.

In December 2021, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of the Company’s common stock payable to stockholders of record on December 20, 2021. The additional shares were distributed on January 4, 2022. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders' equity as a result of the stock split.

NOTE 11 – Related Party Transaction

On December 15, 2020, 4,666,142 shares of common stock were sold in a secondary offering by the Company's President and Chairman. On December 21, 2020, the underwriters of the secondary offering fully exercised the option granted at the time of the secondary offering to purchase an additional 669,922 shares of common stock at the secondary offering price of $13.00 per share ("Greenshoe"), less underwriting discounts and commissions, which consists solely of shares sold by the Company's President and Chairman. The Company received no proceeds from the secondary offering or the Greenshoe, but incurred $289,000 in offering expenses, which are recorded in selling, general, and administrative expenses in the accompanying condensed consolidated statements of income.

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $37,000 and $36,000 for the three months ended December 31, 2021 and 2020, respectively. Company contributions to this plan are discretionary and totaled $73,000 and $68,000 for the six months ended December 31, 2021 and 2020, respectively.

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

For the three and six months ended December 31, 2021 and 2020 cash payments against operating lease liabilities totaled $72,000 and $144,000 respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	70 Years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021 (in thousands):

Year Ending June 30,	Amount
2022	$143
2023	277
2024	268
2025	258
2026	249
Thereafter	6,167
Total	$7,362

Operating lease expense totaled approximately $79,000, for each of the three months ended December 31, 2021 and 2020, respectively. Operating lease expense totaled approximately $158,000, for each of the six months ended December 31, 2021 and 2020, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Employment Agreements

As of December 31, 2021, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $872,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term. The employment agreement with the SVP of Engineering expires in August 2022 and provides for an annual salary of $361,000, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination. The severance agreement is with the Executive Vice President of Operations and Chief Financial Officer and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Sales to external customers (1):
Domestic	$33,023	$26,793	$63,806	$49,682
Foreign	385	412	653	696
Total Net Sales	$33,408	$27,205	$64,459	$50,378

	December 31, 2021	June 30, 2021
Identifiable assets:
United States	$94,800	$91,375
Dominican Republic (2)	36,591	31,918
Total Identifiable Assets	$131,391	$123,293
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (December 31, 2021 = $25,677; June 30, 2021 = $21,020), operating lease assets (December 31, 2021 = $7,362; June 30, 2021 = $7,373) and fixed assets (December 31, 2021 = $3,249; June 30, 2021 = $3,208) located at the Company’s principal manufacturing facility in the Dominican Republic.

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

Our results for fiscal 2021 and the first two quarters of fiscal 2022 reflected the increase in customer demand after the challenging business environment resulting from the COVID-19 pandemic. While the Company believes this recovery will continue, there can be no assurances that it will do so in the event of a return to building and construction restrictions that might result from a return to higher levels of COVID-19 cases.

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

Results of Operations

	Three months ended December 31,			Six months ended December 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2021	2020	(decrease)	2021	2020	(decrease)
Net sales: equipment revenues	$22,380	$19,016	17.7%	$43,207	$34,914	23.8%
service revenues	11,028	8,189	34.7%	21,252	15,464	37.4%
	33,408	27,205	22.8%	64,459	50,378	28.0%
Gross profit: equipment	1,809	4,417	(59.0)%	6,464	9,008	(28.2)%
services	9,634	6,986	37.9%	18,435	13,087	40.9%
	11,443	11,403	0.4%	24,899	22,095	12.7%
Gross profit as a % of net sales:	34.3%	41.9%	(18.1)%	38.6%	43.9%	(12.1)%
equipment	8.1%	23.2%	(65.1)%	15.0%	25.8%	(41.9)%
services	87.4%	85.3%	2.5%	86.7%	84.6%	2.5%

Research and development	1,978	1,884	5.0%	3,909	3,773	3.6%
Selling, general and administrative	8,195	5,850	40.1%	15,541	11,999	29.5%
Selling, general and administrative as a percentage of net sales	24.5%	21.5%	14.0%	24.1%	23.8%	1.3%
Operating income	1,270	3,669	(65.4)%	5,449	6,323	(13.8)%
Interest and other income (expense), net	58	(3)	(2,033.3)%	75	(9)	(933.3)%
Gain on extinguishment of debt	—	—	—%	3,904	—	100.0%
Provision for income taxes	291	469	(38.0)%	639	798	(19.9)%
Net income	1,037	3,197	(67.6)%	8,789	5,516	59.3%

Net Sales for the three months ended December 31, 2021 increased by $6,203,000, or 22.8%, to $33,408,000 as compared to $27,205,000 for the same period a year ago. Sales for the six months ended December 31, 2021 increased by $14,081,000, or 28% to 64,459,000 as compared to 50,378,000 for the same period a year ago. The increase in sales for the three months ended December 31, 2021 was due primarily to increased recurring communication service revenues ($2,839,000) and sales of intrusion and access products ($2,532,000) and door-locking products ($832,000). The increase in sales for the six months ended December 31, 2021 was due primarily to increased recurring communication service revenues ($5,788,000) and sales of intrusion and access products ($5,003,000) and door-locking products ($3,290,000).

Overall gross profit for the three months ended December 31, 2021 increased to $11,443,000 or 34.3% of sales as compared to $11,403,000 or 41.9% of sales for the same period a year ago. Gross profit on equipment sales for the three months ended December 31, 2021 decreased to $1,809,000 or 8.1% of equipment sales as compared to $4,417,000 or 23.2% of equipment sales for the same period a year ago.

Overall gross profit for the six months ended December 31, 2021 increased to $24,889,000 or 38.6% of sales as compared to $22,095,000 or 43.9% of sales for the same period a year ago. Gross profit on equipment sales for the six months ended December 31, 2021 decreased to $6,464,000 or 15% of equipment sales as compared to $9,008,000 or 25.8% of equipment sales for the same period a year ago.

The decrease in gross profit on equipment sales and gross profit as a percentage of equipment sales for the three and six months was primarily due to continued inflation of freight and component part costs relating to the current, world-wide supply chain problems, an unfavorable shift in product mix to the Company’s Starlink radio products (products which lead to the more profitable recurring service revenues) as well as more aggressive promotional pricing of these radios and the Company’s other equipment products in order to increase the Company’s market share of these products.

Gross profit on service sales for the three months ended December 31, 2021 increased to $9,634,000 or 87.4% of service sales as compared to $6,986,000 or 85.3% of service sales for the same period a year ago. Gross profit on service sales for the six months ended December 31, 2021 increased to $18,435,000 or 86.7% of service sales as compared to $13,087,000 or 84.6% of service sales for the same period a year ago. The increase in gross profit on service sales was due primarily to the 34.7% and 37.4% increases in sales of these services for the three and six months ended December 31, 2021, respectively, as compared to the same periods a year ago. The increase in gross profit on service sales as a percentage of service sales was due primarily to the continued shift in sales of the company’s fire radio services, which typically have a higher margin than those for intrusion radio services.

Research and development expenses for the three months ended December 31, 2021 increased $94,000 to $1,978,000, or 5.9% of net sales, as compared to $1,884,000, or 6.9% of net sales, for the same period a year ago. Research and development expenses for the six months ended December 31, 2021 increased $136,000 to $3,909,000, or 6.1% of net sales, as compared to $3,773,000, or 7.5% of net sales, for the same period a year ago. The increase was due primarily to increased payroll while the decrease as a percentage of net sales was due primarily to the increase in net sales.

Selling, general and administrative expenses for the three months ended December 31, 2021 increased 40.1% to $8,195,000 from $5,850,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 24.5% for the three months ended December 31, 2021 as compared to 21.5% for the same period a year ago. Selling, general and administrative expenses for the six months ended December 31, 2021 increased 29.5% to $15,541,000 from $11,999,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 24.1% for the six months ended December 31, 2021 as compared to 23.82% for the same period a year ago. The increase in selling, general and administrative expenses was due primarily to increased sales incentive compensation relating to the increase in net sales as discussed above, as well as an increase in stock-based compensation expense relating to the granting of stock options as described in Note 9 to the condensed consolidated financial statements.

Other income (expense) for the three months ended December 31, 2021 increased $61,000 to income of $58,000 as compared to expense of $3,000 for the same period a year ago. Other income (expense) for the six months ended December 31, 2021 increased $3,988,000 to income of $3,979,000 as compared to expense of $9,000 for the same period a year ago. The change in Other income (expense) was due primarily to the gain from the extinguishment of the Company’s $3,904,000 in PPP loans, which were forgiven by the SBA during the six months ended December 31, 2021.

The Company’s provision for income taxes for the three months ended December 31, 2021 decreased by $178,000 to $291,000 as compared to $469,000 for the same period a year ago. The Company’s provision for income taxes for the six months ended December 31, 2021 decreased by $159,000 to $639,000 as compared to $798,000 for the same period a year ago. The decrease in the provision for income taxes for the three and six months was primarily due to lower taxable income in the U.S, as compared to income in the DR. The Company’s effective rate for income tax was 21.9% and 12.8% for the three months ended December 31, 2021 and 2020, respectively. The increase in the Company’s effective rate for income taxes for the three months was primarily due to higher taxable income in the U.S, as compared to income in the DR. The Company’s effective rate for income tax was 6.8% and 12.6% for the six months ended December 31, 2021 and 2020, respectively. The decrease in the Company’s effective rate for the six months ended December 31, 2021 was due primarily to the income recognized as a result of the PPP loan forgiveness being non-taxable.

Net income for the three months ended December 31, 2021 decreased by $2,160,000 to $1,037,000 or $0.03 per diluted share as compared to $3,197,000 or $0.09 per diluted share for the same period a year ago. The decrease in net income for the three months ended December 31, 2021 was primarily due to the items described above. Net income for the six months ended December 31, 2021 increased by $3,273,000 to $8,789,000 or $0.24 per diluted share as compared to $5,516,000 or $0.15 per diluted share for the same period a year ago. The increase in net income for the six months ended December 31, 2021 was primarily due to the items described above.

Liquidity and Capital Resources

During the six months ended December 31, 2021, the Company utilized a portion of its cash generated from operations ($811,000 of $7,800,000) to purchase property, plant and equipment ($711,000) and marketable securities ($40,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at December 31, 2021 decreased by $4,550,000 to $23,531,000 as compared to $28,081,000 at June 30, 2021. This decrease is primarily the result of the higher sales volume of equipment during the quarter ended June 30, 2021, which is typically the Company’s highest, as compared to the quarter ended December 31, 2021.

Inventories at December 31, 2021 increased by $5,288,000 from June 30, 2021. This increase is primarily the result of the Company level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter as well as the continued increase in purchases of certain components that have become difficult to source during the world-wide supply chain problems.

Accounts payable and accrued expenses other than accrued income taxes increased by $3,241,000 as of December 31, 2021, as compared to June 30, 2021. This increase was due primarily to the increase in component part purchases as described above.

As of December 31, 2021, the Company maintained a revolving credit facility of $11,000,000 which expires in June 2024. As of December 31, 2021, the Company had no outstanding borrowings and $11,000,000 in availability under the revolving credit facility which is described more fully in Note 8 to the condensed consolidated financial statements. The facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement.

As of December 31, 2021 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

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

At the conclusion of the period ended December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2021.

During the three and six months ended December 31, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three and six months ended December 31, 2021, except for the following:  The Company’s Accounts receivable has a high degree of concentration in a small number of customers (42% among three customers as of December 31, 2021). A credit loss resulting from one or more of these customers defaulting on their amounts due may negatively impact our financial condition and results of operations.

Item 6. Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chairman of the Board and President
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Executive Vice President and Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 9, 2022

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)