Form 10-K/A
period 2021-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2022-05-17
CIK 69633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021          Commission File Number 1-10004

NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

333 Bayview Avenue, Amityville, New York 11701

(Address of principal executive offices; zip code)

(631) 842-9400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	NSSC	Nasdaq Stock Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻    No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻    No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2020) was approximately $376,476,776 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of September 10, 2021 was 36,702,168.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Napco Security Technologies, Inc. ( “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 13, 2021 (the “Original Report”). In filing this amendment, the Company is restating its previously issued audited financial statements for the periods contained therein to account changes to the Company’s inventory obsolescence reserve. Those previously issued financial statements should no longer be relied upon. Except as described below, all other information in, and the exhibits to, the Original Report remain unchanged. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC made after the Original Report. This Amendment speaks as of the date of the Original Report and the Company has not updated the Original Report to reflect events occurring subsequent to the date of the Original Report.

Background and Effects of the Restatement

Subsequent to the filing of the Original Form 10-K, management reviewed its methodology for calculating its reserves for obsolete inventory. During this review, management identified changes related to the Company’s reserves for obsolete inventory that it deemed appropriate. The reserves reflected in the Company’s Original Form 10-K relied primarily on estimates developed by management, which were based on historic and institutional knowledge and judgements as to the potential for obsolescence for items deemed at risk. Upon management’s review, it was determined a systematic method of evaluation, which utilized historical data, including sales data and component parts usage, as well as product life cycles, trends and judgement, is more accurate. This resulted in changes to the Company’s reserves for obsolescence for fiscal years 2021, 2020 and 2019. The effects of these changes on the financial statements for these periods are shown in the tables below.

A summary of the impact of the changes is as follows:

The table below sets forth the consolidated balance sheets information, including the balances originally reported and the restated balances as of:

	June 30, 2021			June 30, 2020

	(in thousands, except for share and per share data)
	As		%	As		%
	previously	As	increase/	previously	As	increase/
	reported	restated	(decrease)	reported	restated	(decrease)
Inventory - Current	$25,278	$24,933	(1.4)%	$35,231	$34,727	(1.4)%
Inventory - Non-Current	7,164	6,767	(5.5)%	6,524	5,688	(12.8)%
Accrued income taxes	1,635	1,709	4.5%	1,148	1,239	7.9%
Deferred income taxes	347	380	9.5%	112	43	(61.6)%
Retained earnings	94,345	93,312	(1.1)%	79,444	77,899	(1.9)%

Retained earning as of the beginning of fiscal 2019 has been adjusted by $894 related to the restatement of inventories ($901) net of tax effect of ($7).

The tables below set forth the consolidated statements of income information, including the balances originally reported and the restated balances for the fiscal years ended:

	June 30, 2021
	(in thousands, except for share and per share data)
	As		%
	previously		increase/
	reported	Restated	(decrease)
Equipment Related Expenses	$58,998	$58,401	(1.0)%
Cost of Sales	63,884	63,287	(0.9)%
Gross Profit	50,151	50,748	1.2%
Operating Income	17,335	17,932	3.4%
Income before provision for Income Taxes	17,330	17,927	3.4%
Provision for Income Taxes	2,429	2,514	3.5%
Net Income	14,901	15,413	3.4%

Income per share:
Basic	$0.41	$0.42	2.4%
Diluted	$0.41	$0.42	2.4%

	June 30, 2020
	(in thousands, except for share and per share data)
	As		%
	previously		increase/
	reported	Restated	(decrease)
Equipment Related Expenses	$53,434	$54,182	1.4%
Cost of Sales	57,767	58,515	1.3%
Gross Profit	43,592	42,844	(1.7)%
Operating Income	10,813	10,065	(6.9)%
Income before provision for Income Taxes	10,804	10,056	(6.9)%
Provision for Income Taxes	2,284	2,261	(1.0)%
Net Income	8,520	7,795	(8.5)%

Income per share:
Basic	$0.23	$0.21	(8.7)%
Diluted	$0.23	$0.21	(8.7)%

	June 30, 2019
	(in thousands, except for share and per share data)
	As		%
	previously		increase/
	reported	Restated	(decrease)
Equipment Related Expenses	$55,240	$54,930	(0.6)%
Cost of Sales	59,042	58,732	(0.5)%
Gross Profit	43,890	44,200	0.7%
Operating Income	13,466	13,776	2.3%
Income before provision for Income Taxes	13,445	13,755	2.3%
Provision for Income Taxes	1,222	1,274	4.3%
Net Income	12,223	12,481	2.1%

Income per share:
Basic	$0.33	$0.34	3.0%
Diluted	$0.33	$0.34	3.0%

The table below sets forth the consolidated statements of cash flows information, including the balances originally reported and the restated balances for the fiscal years ended June 30:

	June 30, 2021
	(in thousands, except for share and per share data)
	As		%
	previously		increase/
	reported	Restated	(decrease)
Net income	$14,901	$15,413	3.4%
Change to inventory obsolescence reserve	519	(79)	(115.2)%
Deferred income taxes	235	337	43.4%
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,906	1,889	(0.9)%
Net Cash Provided by Operating Activities	22,987	22,987	—%

	June 30, 2020
	(in thousands, except for share and per share data)
	As		%
	previously		increase/
	reported	Restated	(decrease)
Net income	$8,520	$7,795	(8.5)%
Change to inventory obsolescence reserve	(124)	624	(603.2)%
Deferred income taxes	40	(47)	(217.5)%
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,862	1,926	3.4%
Net Cash Provided by Operating Activities	10,305	10,305	—%

	'June 30, 2019
	(in thousands, except for share and per share data)
	As		%
	previously		increase/
	reported	Restated	(decrease)
Net income	$12,223	$12,481	2.1%
Change to inventory obsolescence reserve	(272)	(582)	114.0%
Deferred income taxes	755	755	—%
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,528	1,580	3.4%
Net Cash Provided by Operating Activities	8,653	8,653	—%

Internal Control Over Financial Reporting

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2021 as further described in item 9A and Management’s Annual Report on Internal Control over Financial Reporting on page FS-1 of this Amendment, and concluded that a material weakness existed and that disclosure controls and procedures were not effective. Management’s previous annual report on internal control over financial reporting should no longer be relied upon. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial reports will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a company’s disclosure controls and procedures and internal control over financial reporting are effective. Management is taking additional steps, as described in Management’s Annual Report on Internal Control over Financial Reporting on page FS-1 of this Amendment, to remediate the material weakness in our internal control over financial reporting. For more information regarding the restatement and its impact on our financial statements, refer to Note 1A, Restatement of Previously Issued Financial Statements of the Notes to the Financial Statements included within this Amendment.

Items Amended in this Filing

This Amendment amends and restates the following Items 1 and 1A appearing in Part I, Items 6, 7, 8 and 9A appearing in Part II, and Item 15 appearing in Part IV. In accordance with applicable SEC rules, this Amendment includes certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of this Amendment.

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

Our net sales were $114.0 million, $101.4 million and $102.9 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.  The change in our net sales was driven primarily by increased sales of our recurring services ($9.9 million) and sales of equipment ($2.7 million) as compared to the same period a year ago. The increase in equipment sales was due primarily to the recovery from the economic effects of the COVID-19 pandemic and the elimination of most of the closures mandated by federal and state governments during the early and peak stages of the pandemic. As these closures abated and economic conditions improved, our equipment sales increased. Our net income was $15.4 million, $7.8 million and $12.5 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The increase in net income during this period was due primarily to the recovery from the COVID-19 impact described above, as well as by the growth of our recurring revenue business.

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

We operate a manufacturing facility in Dominican Republic where the majority of our products is made and shipped to our U.S. distributors. The facility requires us to incur certain fixed operating costs that do not fluctuate with changes in production levels or utilization of our manufacturing capacity. If production levels decline due to lower demand or reduced customer orders, our fixed costs are spread over reduced levels, which may contribute to decreasing margins and reduced profitability. Operation of a manufacturing facility also subjects us to certain additional risks, including but not limited to the following:

●	Unavailability of workers or insufficient workforce to operate the factory;
●	Compliance with local regulatory requirements, including labor laws and tax requirements;
●	Difficulties in communication and coordination with U.S. headquarters;
●	Natural disasters such as hurricanes which may damage our factory; and
●	Effect of general political and economic conditions of the Dominican Republic.

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

We are obligated to develop and maintain a system of effective internal controls over financial reporting. These internal controls were not effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

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

In connection with the audit of our consolidated financial statements for the year ended June 30, 2021, our management and independent registered public accounting firm concluded that there was a material weakness in our internal control over financial reporting, and that our internal controls over financial reporting was not effective. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified related to controls over the Company’s reserve for obsolete inventory.

While we have taken measures which we believe address the underlying causes of this material weakness, we cannot at this time estimate how long it will take to complete testing of the controls and our efforts may not prove to be successful in remediating this material weakness.

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

PART II

ITEM 6: SELECTED FINANCIAL DATA.

We are amending our selected financial data for the prior three fiscal years to reflect the modifications presented in the accompanying financial statements. We do not intend to include Selected Financial Data in future annual reports on Form 10-K.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30, (as restated)
	(In thousands, except share and per share data)
	2021	2020 (5)	2019 (4)
Statement of earnings data:
Net Sales	$114,035	$101,359	$102,932
Gross Profit (3)	50,748	42,844	44,200
Income from Operations	17,932	10,065	13,776
Net Income	15,413	7,795	12,481
Cash Flow Data:
Net cash flows provided by operating activities	22,987	10,305	8,653
Net cash flows used in investing activities	(6,429)	(1,615)	(1,988)
Net cash flows provided by (used in) financing activities	—	1,530	(3,945)
Per Share Data (6):
Net earnings per common share:
Basic	$0.42	$0.21	$0.34
Diluted	$0.42	$0.21	$0.34
Weighted average common shares outstanding:
Basic	36,696,000	36,888,000	37,148,000
Diluted	36,808,000	36,986,000	37,248,000
Cash Dividends declared per common share (1)	$—	$—	$—
Balance sheet data:
Working capital (2)	$75,391	$60,452	$50,885
Total assets	122,551	104,498	85,316
Long-term debt	1,518	2,110	—
Stockholders' equity	92,388	76,540	70,536

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

(6)	Share and Per Share data has been restated to reflect the retrospective effects of 2:1 Stock Split Declared on December 20, 2021.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 1A to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Our net sales were $114.0 million, $101.4 million and $102.9 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.  The change in our net sales from fiscal 2020 to 2021 was driven primarily by increased sales of our products in the recurring revenue business ($9.9 million) and sales of equipment ($2.7 million) as compared to the same period a year ago. This increase was due primarily to the recovery from the economic effects of the COVID-19 pandemic and the related closures mandated by federal and state governments. The change in our net sales from fiscal 2019 to 2020 was driven primarily by increased sales of our products in the recurring revenue business as offset by a 34% decrease in sales of equipment in the fourth quarter of fiscal 2020 as compared to the same period a year ago. This decrease was due primarily to the economic effects of the COVID-19 pandemic and the related closures mandated by federal and state governments. Our net income was $15.4 million, $7.8 million and $12.5 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The changes in net income during this period was due primarily to the COVID-19 impact and subsequent recovery described above, as well as by the growth of our recurring revenue business.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated realizable value. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

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

For the year ended June 30, 2021, the Company recognized a net income tax expense of $2,514,000. During the year ending June 30, 2021, the Company decreased its reserve for uncertain income tax positions by $208,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2021, the Company had accrued interest totaling $63,000 and $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims research and development (“R&D”) tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

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

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2021	2020	2019
Current Ratio	4.7 to 1	4.5 to 1	4.5 to 1
Sales to Receivables	4.1 to 1	4.4 to 1	4.0 to 1
Total debt to equity	0.0 to 1	0.1 to 1	0.0 to 1

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

Working Capital. Working capital increased by $14,939,000 to $75,391,000 at June 30, 2021 from $60,452,000 at June 30, 2020. Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $5,149,000 to $28,081,000 at June 30, 2021 as compared to $22,932,000 at June 30, 2020. The increase in Accounts Receivable was due primarily to an increase in net sales for the quarter ended June 30, 2021 as compared to the same quarter a year ago.

Inventories. Inventories, which include both current and non-current portions, decreased by $8,715,000 to $31,700,000 at June 30, 2021 as compared to $40,415,000 at June 30, 2020. The decrease was due, in part, to the Company completing the rollout of several new products that were introduced during fiscal 2020. Inventories of these items were built up during fiscal 2020 in anticipation of initial stocking orders from the Company’s customers. The decrease in inventory was also due to the Company’s efforts to move closer to “just in time” procurement and production cycles where component parts and finished goods are scheduled for delivery closer to the expected requirement date.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses, not including income taxes payable, increased by $1,684,000 to $16,155,000 as of June 30, 2021 as compared to $14,471,000 at June 30, 2020. This increase is primarily due to an increase in the Company’s accrued refund liability, which is explained in Note 2 to the Notes to the Company’s Consolidated Financial Statements, as well as higher accrued incentive compensation as of June 30, 2021 as compared to June 30, 2020.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Results of Operations

Fiscal 2021 Compared to Fiscal 2020 as Restated

	Fiscal year ended June 30, (dollars in thousands)
			% Increase/
	2021	2020	(decrease)
Net sales	$114,035	$101,359	12.5%
Gross profit	50,748	42,844	18.4%
Gross profit as a % of net sales	44.5%	42.3%	5.3%
Research and development	7,620	7,257	5.0%
Selling, general and administrative	25,196	23,670	6.4%
Selling, general and administrative as a % of net sales	22.1%	23.4%	(5.4)%
Impairment of intangible asset	—	1,852	(100.0)%
Income from operations	17,932	10,065	78.2%
Interest expense, net	5	9	(44.4)%
Provision for income taxes	2,514	2,261	11.2%
Net income	15,413	7,795	97.7%

24

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

The Company’s gross profit increased by $7,904,000 to $50,748,000 or 44.5% of net sales in fiscal 2021 as compared to $42,844,000 or 42.3% of net sales in fiscal 2020. Gross profit on equipment sales was $21,730,000 or 27.1% of net equipment sales in fiscal 2021 and $23,132,000 or 29.9% of net equipment sales, in fiscal 2020. Gross profit on service revenues was $29,018,000 or 85.6% of net service revenues in fiscal 2021 and $19,712,000 or 82.0% of net service revenues, in fiscal 2020. Gross profit on equipment sales was primarily affected by the shift in sales to the Company’s Starlink radio products, which typically have lower margins but result in recurring service revenues, and from the Company’s Alarm Lock products as discussed above. The Alarm Lock products are among the Company’s highest margin equipment products. Gross profit on equipment sales was also affected by the Company’s reduction in it’s production and inventories which impacted it’s overhead absorption rate as well as a decrease in the Company’s reserve for obsolete inventory.

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

The Company’s provision for income taxes for fiscal 2021 increased by $253,000 to $2,514,000 as compared to $2,261,000 for the same period a year ago. The Company’s effective tax rate decreased to 14% for fiscal 2021 as compared to 21% for fiscal 2020. The decrease in the Company’s fiscal 2021 effective tax rate is a direct result of additional tax expense recorded in fiscal 2020 for the IRS audit of the Company’s 2016 fiscal year.

Net income for fiscal 2021 increased by $7,618,000 to $15,413,000 as compared to $7,795,000 in fiscal 2020. This resulted primarily from the items discussed above.

25

Results of Operations

Fiscal 2020 Compared to Fiscal 2019 as Restated

	Fiscal year ended June 30, (dollars in thousands)
			% Increase/
	2020	2019	(decrease)
Net sales	$101,359	$102,932	(1.5)%
Gross profit	42,844	44,200	(3.1)%
Gross profit as a % of net sales	42.3%	42.9%	(1.6)%
Research and development	7,257	7,212	0.6%
Selling, general and administrative	23,670	23,212	2.0%
Selling, general and administrative as a % of net sales	23.4%	22.6%	3.6%
Impairment of intangible asset	1,852	—	100.0%
Income from operations	10,065	13,776	(26.9)%
Interest expense, net	9	21	(57.1)%
Provision for income taxes	2,261	1,274	77.5%
Net income	7,795	12,481	(37.5)%

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

The Company's gross profit decreased by $1,356,000 to $42,844,000 or 42.3% of net sales in fiscal 2020 as compared to $44,200,000 or 42.9% of net sales in fiscal 2019. Gross profit on equipment sales was $23,132,000 or 29.9% of net equipment sales in fiscal 2020 and $30,575,000 or 35.8% of net equipment sales, in fiscal 2019. Gross profit on service revenues was $19,712,000 or 82.0% of net service revenues in fiscal 2020 and $13,625,000 or 78.2% of net service revenues, in fiscal 2019. Gross profit was primarily affected by the decrease in equipment sales as discussed above and an increase to the Company’s reserve for obsolete inventory as partially offset by increased service revenues.

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

The Company’s provision for income taxes for fiscal 2020 increased by $987,000 to $2,261,000 as compared to $1,274,000 for the same period a year ago. The Company’s effective tax rate increased to 21% for fiscal 2020 as compared to 9% for fiscal 2019. The increase in the Company’s effective tax rate resulted from the resolution of an IRS audit of the Company’s 2016 fiscal year, resulting in an additional provision of $1,555,000.

26

Net income for fiscal 2020 decreased by $4,686,000 to $7,795,000 as compared to $12,481,000 in fiscal 2019. This resulted primarily from the items discussed above.

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

27

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO because a material weakness in internal control over financial reporting existed as of that date related to a lack of an effectively designed control activity over the reserve for obsolete inventory.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing on page FS-1 and under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 1A to the consolidated financial statements, the Company has restated its 2021, 2020 and 2019 financial statements to correct errors related to the reserve for obsolete inventory.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of June 30, 2021. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date related to a lack of an effectively designed control activity over the reserve for obsolete inventory. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

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

Obsolete Inventory Reserve

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated net inventory and inventory reserves as of June 30, 2021 were approximately $31,700,000 and $2,834,000, respectively. Management establishes its reserve for obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory. The estimated reserve percentages consider future inventory requirements to support forecasted sales based on historical usage, known trends, market conditions, and the ability to find alternate applications of its raw materials into finished goods to better match customer demand. We identified the reserve for inventory obsolescence as a critical audit matter because of the significant estimates and assumptions management makes to determine the reserve, specifically the future inventory requirements and related forecasted sales and usage. Performing audit procedures to evaluate the reasonableness of these estimates, including the estimated reserve percentages, and assumptions is subjective and requires a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

◾	We tested management’s process in developing the estimate for reserve for obsolete inventory; including performing a retrospective review of management’s estimates in order to determine management’s ability to make such estimates.
◾	We evaluated the appropriateness of management’s approach and estimates and whether the assumptions were consistent with evidence obtained in other audit areas.
◾	We tested the completeness and accuracy of underlying data used in the approach, including historical usage, inventory age, and subsequent sales of the Company’s products.
◾	We evaluated the reasonableness of the estimated reserve percentages used by management to determine the obsolete inventory reserve and tested the clerical accuracy of the model.

We have served as the Company's auditor since 2008.

/s/BAKER TILLY US, LLP

Uniondale, New York

September 13, 2021, except for the effects of the stock split as discussed in Note 15(b), as to which the date is January 4, 2022, and except for the effects of the restatement discussed in Note 1A to the consolidated financial statements and the matter discussed in the fifth paragraph of Management’s Report on Internal Control, as to which the date is May 17, 2022

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (as restated)	June 30, 2020 (as restated)

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$34,806	$18,248
Marketable securities	5,413	—
Accounts receivable, net of allowance for doubtful accounts of $226 and $326 at June 30, 2021 and June 30, 2020, respectively, and other reserves	28,081	22,932
Inventories, net	24,933	34,727
Prepaid expenses and other current assets	2,408	2,049
Total Current Assets	95,641	77,956
Inventories - non-current, net	6,767	5,688
Property, plant and equipment, net	7,836	8,088
Intangible assets, net	4,691	5,116
Operating lease asset	7,373	7,395
Other assets	243	255
TOTAL ASSETS	$122,551	$104,498

CURRENT LIABILITIES
Accounts payable	$6,095	$6,547
Accrued expenses	6,582	5,743
Accrued salaries and wages	3,478	2,181
Current portion of long-term debt	2,386	1,794
Accrued income taxes	1,709	1,239
Total Current Liabilities	20,250	17,504
Long term debt, net of current portion	1,518	2,110
Deferred income taxes	380	43
Accrued income taxes	925	1,188
Long term operating lease liabilities	7,090	7,113
Total Liabilities	30,163	27,958
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 80,000,000 shares authorized; 39,595,883 and 39,588,417 shares issued; and 36,702,168 and 36,694,702 shares outstanding, respectively	396	396
Additional paid-in capital	18,201	17,766
Retained earnings	93,312	77,899
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	92,388	76,540
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,551	$104,498

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2021 (as restated)	2020 (as restated)	2019 (as restated)

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$80,131	$77,314	$85,505
Service revenues	33,904	24,045	17,427
	114,035	101,359	102,932
Cost of sales:
Equipment related expenses	58,401	54,182	54,930
Service-related expenses	4,886	4,333	3,802
	63,287	58,515	58,732

Gross Profit	50,748	42,844	44,200

Operating expenses:
Research and development	7,620	7,257	7,212
Selling, general, and administrative expenses	25,196	23,670	23,212
Impairment of intangible asset	—	1,852	—
	32,816	32,779	30,424
Operating Income	17,932	10,065	13,776
Other expense:
Interest and other expense, net	5	9	21
Income before Provision for Income Taxes	17,927	10,056	13,755
Provision for Income Taxes	2,514	2,261	1,274
Net Income	$15,413	$7,795	$12,481

Income per share:
Basic	$0.42	$0.21	$0.34
Diluted	$0.42	$0.21	$0.34

Weighted average number of shares outstanding:
Basic	36,696,000	36,888,000	37,148,000
Diluted	36,808,000	36,986,000	37,248,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Fiscal Years ended June 30, 2021, 2020 and 2019
	(in thousands except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balance at June 30, 2018, as previously reported	21,204,327	$212	$16,890	(2,475,245)	$(13,069)	$59,420	$63,453
Retrospective effect of 2:1 stock split declared on December 20, 2021	18,310,612	184				(184)	—
Cumulative restratement adjustments (Note 1A)						(894)	(894)
Balance at June 30, 2018, as restated	39,514,939	$396	$16,890	(2,475,245)	$(13,069)	$58,342	$62,559
Implementation of ASC 606	—	—	—	—	—	(719)	(719)
Repurchase of treasury shares	—	—	—	(274,065)	(3,998)	—	(3,998)
Stock options exercised	45,534	—	53	—	—	—	53
Stock-based compensation expense	—	—	160	—	—	—	160
Net income	—	—	—	—	—	12,481	12,481
Balances at June 30, 2019	39,560,473	$396	$17,103	(2,749,310)	$(17,067)	$70,104	$70,536
Repurchase of treasury shares	—	—	—	(144,405)	(2,454)	—	(2,454)
Stock options exercised	27,944	—	80	—	—	—	80
Stock-based compensation expense	—	—	583	—	—	—	583
Net income	—	—	—	—	—	7,795	7,795
Balances at June 30, 2020	39,588,417	$396	$17,766	(2,893,715)	$(19,521)	$77,899	$76,540
Stock options exercised	7,466	—	—	—	—	—	—
Stock-based compensation expense	—	—	435	—	—	—	435
Net income	—	—	—	—	—	15,413	15,413
Balances at June 30, 2021	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$93,312	$92,388

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year ended June 30,
	2021 (as restated)	2020 (as restated)	2019 (as restated)

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,413	$7,795	$12,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,697	1,495	1,409
Impairment of intangible asset	—	1,852	—
Loss on marketable securities	9	—	—
(Recovery of) provision for doubtful accounts	(100)	238	(26)
Change to inventory obsolescence reserve	(79)	624	(582)
Deferred income taxes	337	(47)	755
Stock based compensation expense	435	583	160
Changes in operating assets and liabilities:
Accounts receivable	(5,049)	2,800	(1,440)
Inventories	8,794	(6,793)	(5,991)
Prepaid expenses and other current assets	(359)	(168)	318
Other assets	—	—	(11)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,889	1,926	1,580
Net Cash Provided by Operating Activities	22,987	10,305	8,653
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,007)	(1,615)	(1,988)
Purchases of marketable securities	(5,422)	—	—
Net Cash Used in Investing Activities	(6,429)	(1,615)	(1,988)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	3,904	—
Proceeds from stock option exercises	—	80	53
Cash paid for purchase of treasury stock	—	(2,454)	(3,998)
Net Cash Provided by (Used in) Financing Activities	—	1,530	(3,945)

Net increase in Cash and Cash Equivalents	16,558	10,220	2,720
CASH AND CASH EQUIVALENTS - Beginning	18,248	8,028	5,308
CASH AND CASH EQUIVALENTS - Ending	$34,806	$18,248	$8,028
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$18	$29	$23
Income taxes paid	$1,970	$749	$262
Surrender of Common Shares	$—	$—	$8

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

In addition, the Company records an inventory obsolescence reserve, which represents any excess of the cost of the inventory over its estimated realizable value. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, product life cycles, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage.

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

Net Income per Share as Restated

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

				Weighted Average			Net Income per
	Net Income			Shares			Share
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Basic EPS	$15,413	$7,795	$12,481	36,696	36,888	37,148	$0.42	$0.21	$0.34
Effect of Dilutive Securities:
Stock Options	—	—	—	112	98	100	—	—	—
Diluted EPS	$15,413	$7,795	$12,481	36,808	36,986	37,248	$0.42	$0.21	$0.34

Options to purchase 40,000, 77,638 and 5,914 shares of common stock were excluded for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.Stock-Based Compensation

The Company has established four share incentive programs as discussed in Note 9.

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

NOTE 1A – Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Original Form 10-K, management reviewed its methodology for calculating its reserves for obsolete inventory. During this review, management identified changes related to the Company’s reserves for obsolete inventory that it deemed appropriate. The reserves reflected in the Company’s Original Form 10-K relied primarily on estimates developed by management, which were based on historic and institutional knowledge and judgements as to the potential for obsolescence for items deemed at risk. Upon management’s review, it was determined a systematic method of evaluation, which utilized historical data, including sales data and component parts usage, as well as product life cycles, trends and judgement, is more accurate. This resulted in changes to the Company’s reserves for obsolescence for fiscal years 2021, 2020 and 2019. The effects of these changes on the financial statements for these periods are shown in the tables below.

Retained earning as of the beginning of fiscal 2019 has been adjusted by $894 related to the restatement of inventories ($901) net of tax effect of ($7).

The table below sets forth the consolidated balance sheets information, including the balances originally reported and the restated balances as of June 30:

	June 30, 2021		June 30, 2020

	(in thousands, except for share and per share data)
	As		As
	previously	As	previously	As
	reported	restated	reported	restated
Inventory - Current	$25,278	$24,933	$35,231	$34,727
Inventory - Non-Current	7,164	6,767	6,524	5,688
Accrued income taxes	1,635	1,709	1,148	1,239
Deferred income taxes	347	380	112	43
Retained earnings	94,345	93,312	79,444	77,899

The table below sets forth the consolidated statements of income information, including the balances originally reported and the restated balances for the fiscal years ended June 30:

	June 30, 2021
	(in thousands, except for share and per share data)
	As
	previously
	reported	Restated
Equipment Related Expenses	$58,998	$58,401
Cost of Sales	63,884	63,287
Gross Profit	50,151	50,748
Operating Income	17,335	17,932
Income before provision for Income Taxes	17,330	17,927
Provision for Income Taxes	2,429	2,514
Net Income	14,901	15,413

Income per share:
Basic	$0.41	$0.42
Diluted	$0.41	$0.42

	June 30, 2020
	(in thousands, except for share and per share data)
	As
	previously
	reported	Restated
Equipment Related Expenses	$53,434	$54,182
Cost of Sales	57,767	58,515
Gross Profit	43,592	42,844
Operating Income	10,813	10,065
Income before provision for Income Taxes	10,804	10,056
Provision for Income Taxes	2,284	2,261
Net Income	8,520	7,795

Income per share:
Basic	$0.23	$0.21
Diluted	$0.23	$0.21

	June 30, 2019
	(in thousands, except for share and per share data)
	As
	previously
	reported	Restated
Equipment Related Expenses	$55,240	$54,930
Cost of Sales	59,042	58,732
Gross Profit	43,890	44,200
Operating Income	13,466	13,776
Income before provision for Income Taxes	13,445	13,755
Provision for Income Taxes	1,222	1,274
Net Income	12,223	12,481

Income per share:
Basic	$0.33	$0.34
Diluted	$0.33	$0.34

The table below sets forth the consolidated statements of cash flows information, including the balances originally reported and the restated balances for the fiscal years ended June 30:

	June 30, 2021
	(in thousands, except for share and per share data)
	As
	previously
	reported	Restated
Net income	$14,901	$15,413
Change to inventory obsolescence reserve	519	(79)
Deferred income taxes	235	337
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,906	1,889
Net Cash Provided by Operating Activities	22,987	22,987

	June 30, 2020
	(in thousands, except for share and per share data)
	As
	previously
	reported	Restated
Net income	$8,520	$7,795
Change to inventory obsolescence reserve	(124)	624
Deferred income taxes	40	(47)
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,862	1,926
Net Cash Provided by Operating Activities	10,305	10,305

	'June 30, 2019
	(in thousands, except for share and per share data)
	As
	previously
	reported	Restated
Net income	$12,223	$12,481
Change to inventory obsolescence reserve	(272)	(582)
Deferred income taxes	755	755
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,528	1,580
Net Cash Provided by Operating Activities	8,653	8,653

In addition to the restated consolidated financial statements, the information contained in notes 5, 7 and 14 have been restated.

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following as of (in thousands):

	June 30,	June 30,
	2021	2020

	(as restated)
Component parts	$17,245	$21,677
Work-in-process	6,158	7,276
Finished product	8,297	11,462
	$31,700	$40,415

Classification of inventories, net of reserves:
Current	$24,933	$34,727
Non-current	6,767	5,688
	$31,700	$40,415

NOTE 6 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2021	June 30, 2020	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,416	7,337	3 to 5
Furniture and fixtures	2,813	2,792	5 to 10
Machinery and equipment	25,548	24,878	7 to 10
Building improvements	2,409	2,173	Shorter of the lease term or life of asset
	48,001	46,995
Less: accumulated depreciation and amortization	(40,165)	(38,907)
	$7,836	$8,088

Depreciation and amortization expense on property, plant, and equipment was approximately $1,260,000, $1,221,000 and $1,085,000 in fiscal 2021, 2020 and 2019, respectively.

NOTE 7 - Income Taxes

The provision for income taxes is comprised of the following as restated (in thousands):

	For the Year ended June 30,
	2021	2020	2019
Current income taxes:
Federal	$1,912	$1,765	$334
State	265	418	151
	2,177	2,183	485
Deferred income tax provision	337	78	789
Provision for income taxes	$2,514	$2,261	$1,274

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30,as restated (dollars in thousands):

	2021		2020		2019
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Tax at Federal statutory rate	$3,765	21.0%	$2,112	21.0%	$2,888	21.0%

Increases (decreases) in taxes resulting from:
Meals and entertainment	29	0.2%	44	0.4%	49	0.4%
State income taxes, net of Federal income tax benefit	135	0.8%	122	1.2%	111	0.8%
Foreign source income not subject to tax	(1,647)	(9.2)%	(1,089)	(10.8)%	(1,241)	(9.0)%
R&D Credit	(523)	(2.9)%	(523)	(4.7)%	(408)	(3.0)%
Foreign withholding tax	205	1.1%	—	—%	—	—%
Release of accrued tax reserves	—	—%	—	—%	(151)	(1.1)%
Uncertain Tax Positions	312	1.7%	775	7.2%	—	—%
IRS examination settlements	—	—%	832	8.3%	12	0.1%
Other, net	238	1.3%	(12)	(0.1)%	14	0.1%
Effective tax rate	$2,514	14.0%	$2,261	22.5%	$1,274	9.3%

Deferred tax assets and deferred tax liabilities at June 30, 2021 and 2020 are as follows as restated (in thousands):

	Deferred Tax Assets (Liabilities)
	2021	2020
Accounts receivable	$43	$40
Inventories	314	443
Accrued liabilities	374	262
Stock based compensation expense	102	96
Intangibles	(454)	(300)
Property, plant and equipment	(539)	(484)
Revenue reserves	393	308
Other deferred tax liabilities	(613)	(408)
	(380)	(43)
Valuation allowance	—	—
Net deferred tax liabilities	$(380)	$(43)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows as restated (in thousands):

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

NOTE 9 - Stock Options as Restated

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the fiscal years ended June 30, 2021, 2020 and 2019, the Company recorded non-cash compensation expense of $435,000 ($0.01 per basic and diluted share), $583,000 ($0.02 per basic and diluted share) and $160,000 ($0.00 per basic and diluted share), respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2021, 214,080 stock options were outstanding, 98,176 stock options were exercisable and 1,476,920 stock options were available for grant under this plan. No options were granted under this plan during the year ended June 30, 2021.

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

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2021		2020		2019
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	235,680	$9.42	145,000	$5.51	114,400	$3.55
Granted	—	—	141,880	12.25	58,000	8.30
Forfeited	(13,000)	6.91	(20,000)	9.92	—	—
Exercised	(8,600)	9.04	(31,200)	3.78	(27,400)	3.21
Outstanding, end of period	214,080	$9.59	235,680	$9.42	145,000	$5.51
Exercisable, end of period	98,176	$8.07	70,000	$6.57	67,600	$4.03
Weighted average fair value at grant date of options granted	n/a		$6.72		$4.58
Total intrinsic value of options exercised	$65,000		278,000		160,000
Total intrinsic value of options outstanding	$1,840,000		$696,000		$1,353,000
Total intrinsic value of options exercisable	$993,000		$389,000		$731,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2021:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$2.19 ‑ $16.80	214,080	7.4	$9.59	98,176	$8.07
	214,080	7.4	$9.59	98,176	$8.07

As of June 30, 2021, there was $555,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 0 and 141,880 options were granted during the fiscal years ended June 30, 2021 and 2020, respectively. 8,600 stock options exercised during the fiscal year ended June 30, 2021, were settled by exchanging 4,604 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 7,200 of the 31,200 stock options exercised during the fiscal year ended June 30, 2020 were settled by exchanging 3,256 shares of the Company's common stock which were retired and returned to unissued status upon receipt. 16,400 of the 27,400 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 6,212 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The total grant date fair value of the options vesting during the fiscal years ended June 30, 2021, 2020 and 2019 under this plan was $244,000, $197,000 and $95,000, respectively. $0, $79,000 and $31,000 was received from option exercises for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2021, 12,000 stock options were outstanding, 6,240 stock options were exercisable and 9,600 stock options were available for grant under this plan. No options were granted under this plan during the year ended June 30, 2021.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021		2020	2019
Risk-free interest rates	n/a	%	1.6%	n/a	%
Expected lives	n/a		10 years	n/a
Expected volatility	n/a	%	44%	n/a	%
Expected dividend yields	n/a	%	0%	n/a	%

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2021		2020		2019
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	24,000	$5.15	20,400	$4.00	55,600	$3.43
Granted	—	—	3,600	11.68	—	—
Forfeited	(9,600)	3.59	—	—	(3,600)	4.35
Exercised	(2,400)	4.35	—	—	(31,600)	2.96
Outstanding, end of period	12,000	$6.55	24,000	$5.15	20,400	$4.00
Exercisable, end of period	6,240	$6.04	11,520	$4.18	6,000	$3.14
Weighted average fair value at grant date of options granted	n/a		$6.47		n/a
Total intrinsic value of options exercised	$31,000		n/a		$192,000
Total intrinsic value of options outstanding	$140,000		$157,000		$221,000
Total intrinsic value of options exercisable	$76,000		$87,000		$70,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2021:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$2.19 - $11.68	12,000	7.1	$6.55	6,240	$6.04
	12,000	7.1	$6.55	6,240	$6.04

As of June 30, 2021, there was $15,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 0 and 3,600 options were granted during the fiscal years ended June 30, 2021 and 2020, respectively. 2,400 stock options exercised during the fiscal year ended June 30, 2021 were settled by exchanging 612 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 29,200 of the 31,600 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 9,664 shares of the Company common stock which were retired and returned to unissued status upon receipt. No options were exercised during the fiscal year ended June 30, 2020. The actual tax benefit realized for the tax deductions from option exercises was $6,000, $0 and $35,000 in fiscal 2021, 2020 and 2019, respectively.The total grant date fair value of the options vesting during each of the fiscal years ended June 30, 2021, 2020 and 2019 under this plan was $18,000, $18,000 and $22,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2021, 70,100 stock options were outstanding, 29,960 stock options were exercisable and 23,500 stock options were available for grant under this plan. No options were granted under this plan during the year ended June 30, 2021.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021		2020	2019
Risk-free interest rates	n/a	%	1.60 - 1.80%	2.90%
Expected lives	n/a		10 years	10 years
Expected volatility	n/a	%	44 - 45%	50%
Expected dividend yields	n/a	%	—%	—%

The following table reflects activity under the 2018 Non-Employee plan for the fiscal year ended June 30,:

	2021		2020		2019
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	96,800	$11.74	30,400	$8.10	—	$—
Granted	—	—	66,400	13.41	40,000	8.10
Forfeited/Lapsed	(23,500)	11.68	—	—	(6,400)	8.10
Exercised	(3,200)	8.10	—	—	(3,200)	8.10
Outstanding, end of period	70,100	$11.93	96,800	$11.74	30,400	$8.10
Exercisable, end of period	29,960	$11.68	24,480	$10.98	4,800	$8.10
Weighted average fair value at grant date of options granted	n/a		$7.55		$5.12
Total intrinsic value of options exercised	$29,000		n/a		$24,000
Total intrinsic value of options outstanding	$439,000		$110,000		$205,000
Total intrinsic value of options exercisable	$195,000		$40,000		$32,000

The following table summarizes information about stock options outstanding under the 2018 Non- Employee Plan at June 30, 2021:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$8.10 - $15.27	70,100	8.2	$11.93	29,960	$11.68
	70,100	8.2	$11.93	29,960	$11.68

As of June 30, 2021, there was $278,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 0, 66,400 and 40,000 options were granted during the fiscal years ended June 30, 2021, 2020 and 2019, respectively. 3,200 of the stock options exercised during the fiscal year ended June 30, 2021 were settled by exchanging 1,518 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 1,600 of the 3,200 stock options exercised during the fiscal year ended June 30, 2019 were settled by exchanging 790 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. There were no options exercised during the fiscal year ended June 30, 2020. The actual tax benefit realized for the tax deductions from option exercises was $6,000, $0 $3,000 in fiscal 2021, 2020 and 2019, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2021, 2020 and 2019 under this plan was $133,000, $133,000 and $41,000, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2021, 10,000 stock options were outstanding, 2,000 stock options were exercisable and 90,000 stock options were available for grant under this plan.

The fair value of each option granted during the fiscal year ended June 30, 2021 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2021
Risk-free interest rates	0.62%
Expected lives	10
Expected volatility	45%
Expected dividend yields	0%

The following table reflects activity under the 2020 Non-Employee plan for the fiscal year ended June 30,:

	2021
		Weighted average
	Options	exercise price
Outstanding, beginning of year	—	—
Granted	10,000	$11.40
Exercised	—	—
Outstanding, end of period	10,000	$11.40
Exercisable, end of period	2,000	$11.40
Weighted average fair value at grant date of options granted	$6.10
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$68,000
Total intrinsic value of options exercisable	$14,000

The following table summarizes information about stock options outstanding under the 2020 Non- Employee Plan at June 30, 2021:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40	10,000	9.2	$11.40	2,000	$11.40
	10,000	9.2	$11.40	2,000	$11.40

As of June 30, 2021, there was $37,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 10,000 and 0 options were granted during the fiscal years ended June 30, 2021 and 2020, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2021 and 2020 under this plan was $12,000 and $0, respectively. There were no options exercised in either of the fiscal years ended June 30, 2021 and 2020.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2,000,000 of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the fiscal year ended June 30, 2021 the Company did not repurchase any shares of its outstanding common stock. During the fiscal year ended June 30, 2020 the Company repurchased 288,810 shares of its outstanding common stock at a weighted average price of $8.50. Shares repurchased through June 30, 2021 are included in the Company’s Treasury Stock as of June 30, 2021 and 2020. Pursuant to the PPP

Loan Agreement described in Note 8, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein.

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

During fiscal 2020, certain employees and Directors exercised stock options under the Company's 2012 Employee and Non-Employee Stock Option Plans totaling 31,200 shares. 7,200 of these exercises were completed as cashless exercises as allowed for under the Plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 3,256 and was based upon the per share price on the effective date of the option exercise.

During fiscal 2019, certain employees and Directors exercised stock options under the Company’s 2012 Employee and Non-Employee Stock Option Plans and the Company’s 2002 Employee Stock Option Plan totaling 62,200 shares. 47,200 of these exercises were completed as cashless exercises as allowed for under the Plans, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 16,666 and was based upon the per share price on the effective date of the option exercise.

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

Financial Information Relating to Domestic and Foreign Operations

	Year ended June 30,
	2021	2020	2019
Sales to external customers (1):
Domestic	$112,618	$99,496	$100,716
Foreign	1,417	1,863	2,216
Total Net Sales	$114,035	$101,359	$102,932

	June 30, 2021	June 30, 2020
Identifiable assets, as restated:
United States	$90,941	$68,520
Dominican Republic (2)	31,610	35,978
Total Identifiable Assets	$122,551	$104,498

(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (2021 = $20,712; 2020 = $24,821), operating lease assets (2021 = $7,373; 2020 = $7,395) and fixed assets (2021 = $3,208; 2020 = $3,481) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 15 – Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the consolidated financial statements.

(a)	During the fourth quarter of fiscal 2020, the Company received the proceeds of promissory notes dated between April 17, 2020 and May 7, 2020 (the "PPP Loan Agreement"), entered into between the Company and HSBC Bank USA N.A., as lender (the "Lender). Lender made the loans pursuant to the Paycheck Protection Program (the "PPP"), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the Small Business Association (“SBA”) implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time. Pursuant to the PPP Loan Agreement, the Lender made loans to the Company with an aggregate principal amount of $3,904,000 (the "PPP Loan").

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

(b)	In December 2021, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of the Company’s common stock payable to stockholders of record on December 20, 2021. The additional shares were distributed on January 4, 2022. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders' equity as a result of the stock split.

ITEM 9A: CONTROL AND PROCEDURES (as Restated)

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

B. Supplementary Financial Data

(a)3. and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June, 30 2011
Ex-3.(iii)	Second Amended and Restated By-Laws	Exhibit 3.(ii) to Report on Form 18-K (Commission file No. 0-10004) filed on September 8, 2020
Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.02 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012

Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.03 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.04 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.05 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.06	Continuing General Security Agreement	Exhibit 4.06 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.07 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.08 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.09	Amendment No. 3 to Third Amended and Restated Credit Agreement	Item 1.01 (e) contained in Report on Form 8-K (Commission file No. 0-10004) dated June 28, 2016
Ex 4.10	Description of the Company’s Securities	E-17
*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008
*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.D	2018 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2018 for Annual Meeting of Stockholders to be held on December 11, 2018
*Ex-10.E	2020 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated April 13, 2020 for Annual Meeting of Stockholders to be held on May 21, 2020
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010
*Ex-10.M	Two (2) Year Extension, dated October 24, 2019, of Employment Agreement between the Registrant and Michael Carrieri	Exhibit 10.M to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2020
*Ex-10.N	Form of Indemnification Agreement adopted September 3, 2020	Exhibit 10.N to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2020
*Ex-10.O	Severance Agreement between the Registrant and Kevin S Buchel dated December 30, 2015	Exhibit 10.O to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2016

*Ex-10.P	Compensation Agreement between the Registrant and Stephen Spinelli dated April 6, 2020	Exhibit 10.O to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2021
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010
Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Auditors	E-19
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22
Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23
Ex-101.INS	XBRL Instance Document **
Ex-101.SCH	XBRL Taxonomy Extension Schema Document**
Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Ex-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
Ex-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2022

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ RICHARD SOLOWAY	Chairman of the Board of Directors,	May 17, 2022
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/ KEVIN S. BUCHEL	Senior Vice President of Operations	May 17, 2022
Kevin S. Buchel	and Finance and Treasurer and Director
(Principal Financial and Accounting Officer)

/s/ PAUL STEPHEN BEEBER	Director	May 17, 2022
Paul Stephen Beeber

/s/ RICK LAZIO	Director	May 17, 2022
Rick Lazio

/s/ DONNA SOLOWAY	Director	May 17, 2022
Donna Soloway

/s/ ROBERT UNGAR	Director	May 17, 2022
Robert Ungar

/s/ ANDREW J. WILDER	Director	May 17, 2022
Andrew J. Wilder