Form 10-Q
period 2022-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2022-05-17
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: May 17, 2022

COMMON STOCK, $.01 PAR VALUE PER SHARE     36,733,540

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022
	(unaudited)	June 30, 2021

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$42,127	$34,806
Marketable securities	5,245	5,413
Accounts receivable, net of allowance for doubtful accounts of $226 at both March 31, 2022 and June 30, 2021	24,209	28,081
Inventories, net	35,101	24,933
Prepaid expenses and other current assets	2,726	2,408
Total Current Assets	109,408	95,641
Inventories - non-current, net	7,577	6,767
Property, plant and equipment, net	7,997	7,836
Intangible assets, net	4,398	4,691
Operating lease asset	7,356	7,373
Other assets	370	243
TOTAL ASSETS	$137,106	$122,551

CURRENT LIABILITIES
Accounts payable	$9,935	$6,095
Accrued expenses	8,223	6,582
Accrued salaries and wages	3,261	3,478
Current portion of long-term debt	—	2,386
Accrued income taxes	1,321	1,709
Total Current Liabilities	22,740	20,250
Long term debt, net of current portion	—	1,518
Deferred income taxes	369	380
Accrued income taxes	940	925
Long term operating lease liabilities	7,073	7,090
TOTAL LIABILITIES	31,122	30,163
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of March 31, 2022 (Note 10) and 80,000,000 shares authorized as of June 30, 2021; 39,627,255 and 39,595,883 shares issued; and 36,733,540 and 36,702,168 shares outstanding, respectively	396	396
Additional paid-in capital	19,735	18,201
Retained earnings	105,374	93,312
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	105,984	92,388
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,106	$122,551

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended March 31,
	2022	2021

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$23,873	$19,335
Service revenues	12,032	8,893
	35,905	28,228
Cost of sales:
Equipment related expenses	19,334	14,074
Service-related expenses	1,538	1,244
	20,872	15,318

Gross Profit	15,033	12,910

Operating expenses:
Research and development	2,009	1,902
Selling, general, and administrative expenses	8,442	5,980
Total Operating Expenses	10,451	7,882

Operating Income	4,582	5,028

Other (expense) income:
Interest and other income (expense), net	(177)	(44)
Income before Provision for Income Taxes	4,405	4,984
Provision for Income Taxes	1,132	624
Net Income	$3,273	$4,360

Income per share:
Basic	$0.09	$0.12
Diluted	$0.09	$0.12

Weighted average number of shares outstanding:
Basic	36,743,000	36,697,000
Diluted	36,879,000	36,823,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine Months Ended March 31,
	2022	2021

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$67,080	$54,249
Service revenues	33,284	24,357
	100,364	78,606
Cost of sales:
Equipment related expenses	56,077	39,980
Service-related expenses	4,355	3,621
	60,432	43,601

Gross Profit	39,932	35,005

Operating expenses:
Research and development	5,918	5,675
Selling, general, and administrative expenses	23,983	17,979
Total Operating Expenses	29,901	23,654

Operating Income	10,031	11,351

Other (expense) income:
Interest and other income (expense), net	(102)	(53)
Gain on extinguishment of debt	3,904	—
Income before Provision for Income Taxes	13,833	11,298
Provision for Income Taxes	1,771	1,422
Net Income	$12,062	$9,876

Income per share:
Basic	$0.33	$0.27
Diluted	$0.33	$0.27

Weighted average number of shares outstanding:
Basic	36,723,000	36,696,000
Diluted	36,873,000	36,804,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Nine months ended March 31, 2022 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2021, Prior to considering Retrospective effect of Stock Split	21,244,799	$212	$18,201	(2,893,715)	$(19,521)	$93,496	$93,237
Retrospective Effects of 2:1 Stock Split Declared on December 20, 2021	18,351,084	$184	—	—	—	$(184)	$—
Balances at June 30, 2021, considering Retrospective effect of Stock Split	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$93,312	$92,388
Net income	—	—	—	—	—	7,752	7,752
Stock-based compensation expense	—	—	$89	—	—	—	$89
Stock options exercised	5,000	—	$16	—	—	—	$16
Balances at September 30, 2021	39,600,883	$396	$18,306	(2,893,715)	$(19,521)	$101,064	$100,245
Net income	—	—	—	—	—	$1,037	$1,037
Stock-based compensation expense	—	—	$1,255	—	—	—	$1,255
Stock options exercised	24,588	—	$139	—	—	—	$139
Balances at December 31, 2021	39,625,471	$396	$19,700	(2,893,715)	$(19,521)	$102,101	$102,676
Net income	—	—	—	—	—	$3,273	$3,273
Stock-based compensation expense	—	—	$35	—	—	—	$35
Stock options exercised	1,784	—	—	—	—	—	—
Balances at March 31, 2022	39,627,255	$396	$19,735	(2,893,715)	$(19,521)	$105,374	$105,984

	Nine months ended March 31, 2021 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2020, Prior to considering Retrospective effect of Stock Split	21,241,066	$212	$17,766	(2,893,715)	$(19,521)	$78,083	$76,540
Retrospective Effects of 2:1 Stock Split Declared on December 20, 2021	18,347,351	$184	—	—	—	$(184)	$—
Balances at June 30, 2020, considering Retrospective effect of Stock Split	39,588,417	$396	$17,766	(2,893,715)	$(19,521)	$77,899	$76,540
Net income	—	—	—	—	—	$2,319	$2,319
Stock-based compensation expense	—	—	$104	—	—	—	$104
Balances at September 30, 2020	39,588,417	$396	$17,870	(2,893,715)	$(19,521)	$80,218	$78,963
Net income	—	—	—	—	—	$3,197	$3,197
Stock-based compensation expense	—	—	$84	—	—	—	$84
Balances at December 31, 2020	39,588,417	$396	$17,954	(2,893,715)	$(19,521)	$83,415	$82,244
Net income	—	—	—	—	—	$4,360	$4,360
Stock-based compensation expense	—	—	$84	—	—	—	$84
Stock options exercised	5,720	—	—	—	—	—	—
Balances at March 31, 2021	39,594,137	$396	$18,038	(2,893,715)	$(19,521)	$87,775	$86,688

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months ended March 31,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,062	$9,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,320	1,267
Unrealized loss on marketable securities	226	42
(Recovery of) provision for doubtful accounts	—	(130)
Change to inventory reserve	331	—
Deferred income taxes	(11)	55
Stock based compensation expense	1,379	272
Gain on extinguishment of debt	(3,904)	—
Changes in operating assets and liabilities:
Accounts receivable	3,872	707
Inventories	(11,309)	5,749
Prepaid expenses and other current assets	(318)	165
Other assets	(127)	—
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	4,892	(1,572)
Net Cash Provided by Operating Activities	8,413	16,431
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,189)	(566)
Purchases of marketable securities	(58)	(5,403)
Net Cash Used in Investing Activities	(1,247)	(5,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	155	—
Net Cash Provided by Financing Activities	155	—

Net increase in Cash and Cash Equivalents	7,321	10,462
CASH AND CASH EQUIVALENTS - Beginning	34,806	18,248
CASH AND CASH EQUIVALENTS - Ending	$42,127	$28,710
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$12	$14
Income taxes paid	$2,154	$1,847

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MARCH 31, 2022

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

Our results for fiscal 2021 and the first three quarters of fiscal 2022 reflected the increase in customer demand after the challenging business environment resulting from the COVID-19 pandemic. While the Company believes this recovery will continue, there can be no assurances that it will do so in the event of a return to building and construction restrictions that might result from a return to higher levels of COVID-19 cases.

Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Stock Split

In December 2021, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of the Company’s common stock, payable to stockholders of record on December 20, 2021. The additional shares were distributed on January 4, 2022. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders' equity as a result of the stock split. Upon distribution of the dividend, the total number of shares outstanding increased from 18,365,878 to 36,731,756.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of March 31, 2022 and June 30, 2021 due to their short-term maturities. Long-term debt and lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $63,000 of short-term time deposits at both March 31, 2022 and June 30, 2021, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2022 and June 30, 2021. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company would record an impairment charge if the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the three and nine months ended March 31, 2022, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $226,000 as of both March 31, 2022 and June 30, 2021. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	March 31, 2022			June 30, 2021
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	(9,096)	$704	$9,800	$(8,955)	$845
Trade name	4,048	(354)	3,694	4,048	(202)	3,846
	$13,848	$(9,450)	$4,398	$13,848	$(9,157)	$4,691

Amortization expense for intangible assets subject to amortization was approximately $98,000 and $106,000 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for intangible assets subject to amortization was approximately $293,000 and $319,000 for the nine months ended March 31, 2022 and 2021, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2022 - $390,000; 2023 - $361,000; 2024 - $336,000; 2025 - $315,000; and 2026 - $297,000. The weighted average remaining amortization period for intangible assets was 16.3 years and 16.9 years at March 31, 2022 and June 30, 2021, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended March 31, 2022 and 2021 was $655,000 and $229,000, respectively. Advertising expense for the nine months ended March 31, 2022 and 2021 was $2,253,000 and $919,000, respectively

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored R&D expense for the three months ended March 31, 2022 and 2021 was $2,009,000 and $1,902,000, respectively. R&D expense for the nine months ended March 31, 2022 and 2021 was $5,918,000 and $5,675,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2022	2021	2022	2021	2022	2021
Basic EPS	$3,273	$4,360	36,743	36,697	$0.09	$0.12
Effect of Dilutive Securities:
Stock Options	—	—	136	126	—	—
Diluted EPS	$3,273	$4,360	36,879	36,823	$0.09	$0.12

Options to purchase 388,000 and 16,000 shares of common stock were excluded for the three months ended March 31, 2022 and 2021, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the nine months ended March 31, 2022 and 2021 (in thousands, except share and per share data):

			Weighted Average		Net Income per
	Net Income		Shares		Share
	2022	2021	2022	2021	2022	2021
Basic EPS	$12,062	$9,876	36,723	36,696	$0.33	$0.27
Effect of Dilutive Securities:
Stock Options	—	—	150	108	—	—
Diluted EPS	$12,062	$9,876	36,873	36,804	$0.33	$0.27

Options to purchase 156,145 and 53,333 shares of common stock were excluded for the nine months ended March 31, 2022 and 2021, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $35,000 and $84,000 were recognized for the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation costs of $1,379,000 and $272,000 were recognized for the nine months ended March 31, 2022 and 2021, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three or nine months ended March 31, 2022 or 2021.

Comprehensive Income

For the three and nine months ended March 31, 2022 and 2021, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($106,000 and $91,000 in the three months ended March 31, 2022 and 2021, respectively and $318,000 and $290,000 in the nine months ended March 31, 2022 and 2021, respectively); and classifies the costs associated with these sales in cost of sales ($339,000 and $281,000 in the three months ended March 31, 2022 and 2021, respectively and $1,033,000 and $732,000 in the nine months ended March 31, 2022 and 2021, respectively).

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

Impact on consolidated financial statements – The Company’s bank has notified the Company that its LIBOR option will continue to be available to it through June 30, 2023, at which time the option will shift to the Benchmark Replacement as defined in the agreement with the bank (see Note 8). The Company does not believe that this transition will have a material impact on its financial condition.

NOTE 2 – Revenue Recognition and Contracts with Customers

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems on a monthly basis. All of these products and services are used for commercial, residential, institutional, industrial and governmental applications, and are sold primarily to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States.

As of March 31, 2022 and June 30, 2021, the Company included refund liabilities of approximately $4,771,000 and $4,277,000, respectively, in current liabilities. As of March 31, 2022 and June 30, 2021, the Company included return-related assets of approximately $961,000 and $890,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 11% and 10% for the three months ended March 31, 2022 and 2021, respectively. As a percentage of gross sales, returns, rebates and allowances were 10% and 9% for the nine months ended March 31, 2022 and 2021, respectively.

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

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Major Product Lines:
Intrusion and access alarm products	$12,667	$8,956	$33,230	$24,517
Door locking devices	11,206	10,379	33,850	29,732
Services	12,032	8,893	33,284	24,357
Total Revenues	$35,905	$28,228	$100,364	$78,606

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company did not have any customers which exceeded 10% of net sales for the three or nine months ended March 31, 2022 and March 31, 2021, respectively. The Company had three customers with an accounts receivable balance that comprised 13%, 15% and 13% of the Company’s accounts receivable at March 31, 2022. The same three customers had accounts receivable balances that comprise of 12%, 19% and 11%, of the Company’s accounts receivable at June 30, 2021.

NOTE 4 – Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds, and are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three and nine months ended March 31, 2022 and 2021, are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021

Net gains recognized during the period on marketable securities	$19	$3	$58	$3
Less: Net gains recognized during the year on marketable securities sold during the period	—	—	—	—
Unrealized (losses) gains recognized during the reporting year on marketable securities still held at the reporting date	(191)	(42)	(226)	(42)
	$(172)	$(39)	$(168)	$(39)

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

The following tables summarize the Company’s investments at March 31, 2022 and June 30, 2021, respectively (in thousands):

	March 31, 2022			June 30, 2021
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Marketable Securities	$5,481	$5,245	$(236)	$5,422	$5,413	$(9)

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	March 31,	June 30,
	2022	2021
Component parts	$27,950	$17,245
Work-in-process	8,016	6,158
Finished product	6,712	8,297
	$42,678	$31,700

Classification of inventories, net of reserves:
Current	$35,101	$24,933
Non-current	7,577	6,767
	$42,678	$31,700

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2022	June 30, 2021	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,478	7,416	3 to 5
Furniture and fixtures	2,936	2,813	5 to 10
Machinery and equipment	26,498	25,548	7 to 10
Building improvements	2,463	2,409	Shorter of the lease term or life of asset
	49,190	48,001
Less: accumulated depreciation and amortization	(41,193)	(40,165)
	$7,997	$7,836

Depreciation and amortization expense on property, plant, and equipment was approximately $338,000 and $302,000 for the three months ended March 31, 2022 and 2021, respectively. Depreciation and amortization expense on property, plant and equipment was approximately $1,028,000 and $939,000 for the nine months ended March 31, 2022 and 2021, respectively.

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

For the three and nine months ended March 31, 2022, the Company recognized net income tax expense of $1,132,000 and $1,771,000, respectively. During the nine months ended March 31, 2022, the Company’s reserve for uncertain income tax positions increased by $6,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of March 31, 2022, the Company had accrued interest totaling $82,000, as well as $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the nine months ended March 31, 2022, additional interest expense was accrued for in the amount of $6,000. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2022, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

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

NOTE 8 - Long-Term Debt

As of March 31, 2022 and June 30, 2021, the Company had a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024. Also, at June 30, 2021, long-term debt consisted of a term loan from the U.S. Small Business Administration through its Payroll Protection Program. All amounts borrowed under this loan were forgiven in the first quarter of fiscal 2022.

Outstanding balances and interest rates as of March 31, 2022 and June 30, 2021 are as follows (dollars in thousands):

	March 31, 2022			June 30, 2021
	Outstanding	Interest Rate		Outstanding	Interest Rate
Revolving line of credit	$—	n/a		$—	n/a
Term loans	—	n/a	%	3,904	1%
	—			3,904
Less: current maturities	—			(2,386)
Long-term debt	$—			$1,518

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

During the first quarter of fiscal 2022, the PPP Loans were forgiven in their entirety, in accordance with guidelines set forth in the PPP. The Company recognized a gain on the extinguishment of debt in the first quarter of 2022 in the amount of $3,904,000 within the other income (expense) section in the accompanying condensed consolidated statements of income. Under the PPP, the SBA reserves the right to audit PPP forgiveness applications for a period of six years from the date of forgiveness. The SBA has indicated that it will audit all of those that are in excess of $2 million.

NOTE 9 - Stock Option

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended March 31, 2022 and 2021, the Company recorded non-cash compensation expense of $35,000 ($0.00 per basic and diluted share) and $84,000 ($0.00 per basic and diluted share), respectively, relating to stock-based compensation. For the nine months ended March 31, 2022 and 2021, the Company recorded non-cash compensation expense of $1,379,000 ($0.04 per basic and diluted share) and $272,000 ($.01 per basic and diluted share).

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2022, 523,080 stock options were outstanding, 164,776 stock options were exercisable and 1,138,920 stock options were available for grant under this plan. No options may be granted under this plan after December 2022.

338,000 Options were granted during the nine months ended March 31, 2022. There were no options granted during the three months ended March 31, 2022. There were no options granted during the three or nine months ended March 31, 2021. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	1.64%	n/a	%
Expected lives	6.18 Years	n/a
Expected volatility	43%	n/a	%
Expected dividend yields	0%	n/a	%

The following table reflects activity under the 2012 Employee Plan for the nine months ended March 31:

	2022		2021
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	214,080	$9.59	235,680	$9.42
Granted	338,000	$23.17	—	—
Forfeited/Lapsed	—	—	(8,000)	$4.08
Exercised	(29,000)	$5.45	(3,600)	$5.70
Outstanding, end of period	523,080	$18.59	224,080	$9.67
Exercisable, end of period	164,776	$15.01	89,200	$7.92
Weighted average fair value at grant date of options granted	$12.16		n/a
Total intrinsic value of options exercised	$502,000		$42,000
Total intrinsic value of options outstanding	$1,903,000		$1,735,000
Total intrinsic value of options exercisable	$1,085,000		$847,000

1,000 and 29,000 stock options were exercised during the three and nine months ended March 31, 2022, respectively. The 1,000 options that were exercised during the three months ended March 31, 2022, were settled by exchanging 153 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. $155,000 cash was received from option exercises during the nine months ended March 31, 2022. The actual tax benefit realized for the tax deductions from option exercises during the three and nine months ended March 31, 2022 was $1,000 for both periods. 3,600 stock options were exercised during the three and nine months ended March 31, 2021, which were settled by exchanging 1,350 shares of the Company’s common stock which were retired and returned to unissued status upon receipt.  The actual tax benefit realized for the tax deductions from option exercises during the three and nine months ended March 31, 2021 was $3,000 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at March 31, 2022:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$2.19 ‑ $24.75	523,080	8.67	$18.59	164,776	$15.01
	523,080	8.67	$18.59	164,776	$15.01

As of March 31, 2022, there was $2,704,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 0 and 338,000 options were granted during the three and nine months ended March 31, 2022, respectively. There were no options granted during each of the three and nine months ended March 31, 2021. 5,200 and 95,600 options vested during the three and nine months ended March 31, 2022, respectively. 5,200 and 30,800 options vested during the three and nine months ended March 31, 2021, respectively. The total grant date fair value of the options vesting during the three months ended March 31, 2022 and 2021 under this plan was $36,000 and $63,000, respectively. The total grant date fair value of the options vesting during the nine months ended March 31, 2022 and 2021 under this plan was $975,000 and $168,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2022, 21,600 stock options were outstanding, 12,480 stock options were exercisable and no further stock options were available for grant under this plan.

9,600 Options were granted during the nine months ended March 31, 2022. There were no options granted during the three months ended March 31, 2022. There were no options granted during the three or six months ended March 31, 2021. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	1.68%	n/a	%
Expected lives	6.18 Years	n/a
Expected volatility	43%	n/a	%
Expected dividend yields	0%	n/a	%

The following table reflects activity under the 2012 Non-Employee Plan for the nine months ended March 31:

	2022		2021
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	12,000	$6.55	24,000	$5.15
Granted	9,600	$22.93	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	(2,400)	$4.35
Outstanding, end of period	21,600	$13.83	21,600	$5.23
Exercisable, end of period	12,480	$8.48	14,640	$4.57
Weighted average fair value at grant date of options granted	$12.58		n/a
Total intrinsic value of options exercised	n/a		$31,000
Total intrinsic value of options outstanding	$168,000		$263,000
Total intrinsic value of options exercisable	$155,000		$188,000

No stock options were exercised during the three or nine months ended March 31, 2022 or 2021. No cash was received from option exercises during either of the three or nine months ended March 31, 2022 or 2021 and the actual tax benefit realized for the tax deductions from option exercises was $0. 2,400 stock options were exercised during the three and nine months ended March 31, 2021, which were settled by exchanging 913 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The actual tax benefit realized for the tax deductions from option exercises was $6,000 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at March 31, 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	21,600	7.78	$13.83	12,480	$8.48
	21,600	7.78	$13.83	12,480	$8.48

As of March 31, 2022, there was $76,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 0 and 9,600 options were granted during the three and nine months ended March 31, 2022. No options were granted during the three or nine months ended March 31, 2021. 720 and 6,240 options vested during the three and nine months ended March 31, 2022. 720 and 5,520 options vested during the three and nine months ended March 31, 2021. The total grant date fair value of the options vesting during the three months ended March 31, 2022 and 2021 under this plan was $5,000, for each period. The total grant date fair value of the options vesting during the nine months ended March 31, 2022 and 2021 under this plan was $39,000 and $18,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2022, 89,000 stock options were outstanding, 45,040 stock options were exercisable and no further stock options were available for grant under this plan.

23,500 Options were granted during the nine months ended March 31, 2022. There were no options granted during the three months ended March 31, 2022. There were no options granted during the three or nine months ended March 31, 2021. No options may be granted under this plan after December 2028. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	1.68%	n/a	%
Expected lives	6.18 Years	n/a
Expected volatility	43%	n/a	%
Expected dividend yields	0%	n/a	%

The following table reflects activity under the 2018 Non-Employee Plan for the three months ended March 31:

	2022		2021
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	70,100	$11.93	96,800	$11.74
Granted	23,500	$22.93	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	(4,600)	$10.43	(3,200)	$8.10
Outstanding, end of period	89,000	$14.91	93,600	$11.87
Exercisable, end of period	45,040	$12.98	40,960	$11.54
Weighted average fair value at grant date of options granted	$12.58		n/a
Total intrinsic value of options exercised	$58,000		$30,000
Total intrinsic value of options outstanding	$556,000		$519,000
Total intrinsic value of options exercisable	$351,000		$241,000

1,600 and 4,600 options were exercised during the three months and nine months ended March 31, 2022. The 1,600 options that were exercised during the three months ended March 31, 2022, were settled by exchanging 663 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The 4,600 options that were exercised during the nine months ended March 31, 2022, were settled by exchanging 2,075 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash was received from option exercises during either of the three or nine months ended March 31, 2022 and the actual tax benefit realized for the tax deductions from option exercises was $4,000 and $12,000, respectively. 3,200 stock options were exercised during the three and nine months ended March 31, 2021, were settled by exchanging 1,217 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash was received from option exercises during either of the three and nine months ended March 31, 2021 and the actual tax benefit realized for the tax deductions from option exercises was $6,000 for both periods.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at March 31, 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	89,000	8.00	$14.91	45,040	$12.98
	89,000	8.00	$14.91	45,040	$12.98

As of March 31, 2022, there was $302,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 0 and 23,500 options were granted during the three and nine months ended March 31, 2022. No options were granted during the three or nine months ended March 31, 2021. 5,380 and 19,680 options vested during the three and nine months ended March 31, 2022. 6,880 and 19,680 options vested during the three and nine months ended March 31, 2021. The total grant date fair value of the options vesting during the three months ended March 31, 2022 and 2021 under this plan was $35,000 and $45,000, respectively. The total grant date fair value of the options vesting during the nine months ended March 31, 2022 and 2021 under this plan was $160,000 and $133,000, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2022, 26,900 stock options were outstanding, 7,380 stock options were exercisable and 73,100 stock options were available for grant under this plan.

16,900 and 10,000 Options were granted during the nine months ended March 31, 2022 and 2021, respectively. There were no options granted during the three months ended March 31, 2022 and 2021, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	1.68%	0.62%
Expected lives	6.18 Years	10
Expected volatility	43%	45%
Expected dividend yields	0%	0%

The following table reflects activity under the 2020 Non-Employee Plan for the three months ended March 31:

	2022		2021
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	10,000	$11.40	—	—
Granted	16,900	$22.93	10,000	$11.40
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	26,900	$18.64	10,000	$11.40
Exercisable, end of period	7,380	$16.68	2,000	$11.40
Weighted average fair value at grant date of options granted	$12.58		$6.10
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$91,000		$60,000
Total intrinsic value of options exercisable	$36,000		$12,000

No stock options were exercised during the three or nine months ended March 31, 2022 or 2021. No cash was received from option exercises during either of the three or nine months ended March 31, 2022 or 2021 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at March 31, 2022:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $22.93	26,900	9.14	$18.64	7,380	$16.68
	26,900	9.14	$18.64	7,380	$16.68

As of March 31, 2022, there was $147,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 16,900 and 10,000 options were granted during the nine months ended March 31, 2022 and 2021, respectively. There were 0 options granted during the three months ended March 31, 2022 and 2021, respectively. 0 and 5,380 options vested during the three and nine months ended March 31, 2022, respectively. 0 and 2,000 options vested during the three and nine months ended March 31, 2021, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2022 under this plan was $0 and $55,000, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2021 under this plan was $0 and $12,000, respectively.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the three and nine months ended March 31, 2022, and the fiscal year ended June 30, 2021, the Company did not repurchase any shares of its outstanding common stock. Pursuant to the PPP described in Note 8, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein which occurred between August, 2021 and September, 2021.

During the three months ended March 31, 2022, certain employees and Directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plan totaling 2,600 shares. All of these exercises were completed as cashless exercises as allowed for under the Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 816 and was based upon the per share price on the effective date of the option exercise.

During the nine months ended March 31, 2022, certain employees and Directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plan totaling 33,600 shares. 5,600 of these exercises were completed as cashless exercises as allowed for under the Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 2,228 and was based upon the per share price on the effective date of the option exercise. $155,000 was received in exchange for the remaining 28,000 shares of the Company’s stock.

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

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $59,000 and $32,000 for the three months ended March 31, 2022 and 2021, respectively. Company contributions to this plan are discretionary and totaled $132,000 and $100,000 for the nine months ended March 31, 2022 and 2021, respectively.

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

For the three and nine months ended March 31, 2022 and 2021 cash payments against operating lease liabilities totaled $72,000 and $216,000 respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	70 Years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2022 (in thousands):

Year Ending June 30,	Amount
2022	$72
2023	280
2024	270
2025	261
2026	251
Thereafter	6,222
Total	$7,356

Operating lease expense totaled approximately $80,000 and $78,000 for the three months ended March 31, 2022 and 2021, respectively. Operating lease expense totaled approximately $239,000 and $236,000 for the nine months ended March 31, 2022 and 2021, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Employment Agreements

As of March 31, 2022, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, CFO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $872,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Sales to external customers (1):
Domestic	$35,522	$27,877	$99,327	$77,559
Foreign	383	351	1,037	1,047
Total Net Sales	$35,905	$28,228	$100,364	$78,606

	March 31, 2022	June 30, 2021
Identifiable assets:
United States	$94,446	$90,941
Dominican Republic (2)	42,660	31,610
Total Identifiable Assets	$137,106	$122,551
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.

(2)	Consists primarily of inventories (March 31, 2022 = $31,847; June 30, 2021 = $20,712), operating lease assets (March 31, 2022 = $7,356; June 30, 2021 = $7,373) and fixed assets (March 31, 2022 = $3,297; June 30, 2021 = $3,208) located at the Company’s principal manufacturing facility in the Dominican Republic.

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

Seasonality

The Company’s fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s equipment products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company’s fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company’s fiscal first quarter. Recurring service revenues, which comprise approximately 33.2% of the current fiscal year to date revenues, are not affected by seasonality. In addition, demand for our products is affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend.

Our results for fiscal 2021 and the first three quarters of fiscal 2022 reflected the increase in customer demand after the challenging business environment resulting from the COVID-19 pandemic. While the Company believes this recovery will continue, there can be no assurances that it will do so in the event of a return to building and construction restrictions that might result from a return to higher levels of COVID-19 cases.

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

Results of Operations

	Three months ended March 31,			Nine months ended March 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2022	2021	(decrease)	2022	2021	(decrease)
Net sales: equipment revenues	$23,873	$19,335	23.5%	$67,080	$54,249	23.7%
service revenues	12,032	8,893	35.3%	33,284	24,357	36.7%
	35,905	28,228	27.2%	100,364	78,606	27.7%
Gross profit: equipment	4,539	5,261	(13.7)%	11,003	14,269	(22.9)%
services	10,494	7,649	37.2%	28,929	20,736	39.5%
	15,033	12,910	16.4%	39,932	35,005	14.1%
Gross profit as a % of net sales:	41.9%	45.7%	(8.5)%	39.8%	44.5%	(10.7)%
equipment	19.0%	27.2%	(30.1)%	16.4%	26.3%	(37.6)%
services	87.2%	86.0%	1.4%	86.9%	85.1%	2.1%

Research and development	2,009	1,902	5.6%	5,918	5,675	4.3%
Selling, general and administrative	8,442	5,980	41.2%	23,983	17,979	33.4%
Selling, general and administrative as a percentage of net sales	23.5%	21.2%	11.0%	23.9%	22.9%	4.5%
Operating income	4,582	5,028	(8.9)%	10,031	11,351	(11.6)%
Interest and other income (expense), net	(177)	(44)	302.3%	(102)	(53)	92.5%
Gain on extinguishment of debt	—	—	—%	3,904	—	100.0%
Provision for income taxes	1,132	624	81.4%	1,771	1,422	24.5%
Net income	3,273	4,360	(24.9)%	12,062	9,876	22.1%

Net Sales for the three months ended March 31, 2022 increased by $7,677,000, or 27.2%, to $35,905,000 as compared to $28,228,000 for the same period a year ago. Sales for the nine months ended March 31, 2022 increased by $21,758,000, or 27.7% to $100,364,000 as compared to $78,606,000 for the same period a year ago. The increase in sales for the three months ended March 31, 2022 was due primarily to increased recurring communication service revenues ($3,139,000) and sales of intrusion and access products ($3,712,000) and door-locking products ($826,000). The increase in sales for the nine months ended March 31, 2022 was due primarily to increased recurring communication service revenues ($8,927,000) and sales of intrusion and access products ($8,714,000) and door-locking products ($4,117,000). The increase in hardware sales are due, in part, to the increase in customer demand after the decline that resulted from the COVID-19 pandemic.

Overall gross profit for the three months ended March 31, 2022 increased to $15,033,000 or 41.9% of sales as compared to $12,910,000 or 45.7% of sales for the same period a year ago. Gross profit on equipment sales for the three months ended March 31, 2022 decreased to $4,539,000 or 19.0% of equipment sales as compared to $5,261,000 or 27.2% of equipment sales for the same period a year ago.

Overall gross profit for the nine months ended March 31, 2022 increased to $39,932,000 or 39.8% of sales as compared to $35,005,000 or 44.5% of sales for the same period a year ago. Gross profit on equipment sales for the nine months ended March 31, 2022 decreased to $11,003,000 or 16.4% of equipment sales as compared to $14,269,000 or 26.3% of equipment sales for the same period a year ago.

The decrease in gross profit on equipment sales and gross profit as a percentage of equipment sales for the three and nine months was primarily due to continued inflation of freight and component part costs relating to the current, world-wide supply chain problems, an unfavorable shift in product mix to the Company’s Starlink radio products (products which lead to the more profitable recurring service revenues) as well as more aggressive promotional pricing of these radios in order to increase the Company’s market share of these products.

Gross profit on service sales for the three months ended March 31, 2022 increased to $10,494,000 or 87.2% of service sales as compared to $7,649,000 or 86.0% of service sales for the same period a year ago. Gross profit on service sales for the nine months ended March 31, 2022 increased to $28,929,000 or 86.9% of service sales as compared to $20,736,000 or 85.1% of service sales for the same period a year ago. The increase in gross profit on service sales was due primarily to the 35.3% and 36.7% increases in sales of these services for the three and nine months ended March 31, 2022, respectively, as compared to the same periods a year ago as well as the continued shift in mix to the company’s fire radio services, which typically have a higher margin than those for intrusion radio services.

Research and development expenses for the three months ended March 31, 2022 increased $107,000 to $2,009,000, or 5.6% of net sales, as compared to $1,902,000, or 6.7% of net sales, for the same period a year ago. Research and development expenses for the nine months ended March 31, 2022 increased $243,000 to $5,918,000, or 5.9% of net sales, as compared to $5,675,000, or 7.2% of net sales, for the same period a year ago. The increase was due primarily to increased payroll while the decrease as a percentage of net sales was due primarily to the increase in net sales.

Selling, general and administrative expenses for the three months ended March 31, 2022 increased 41.2% to $8,442,000 from $5,980,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 23.5% for the three months ended March 31, 2022 as compared to 21.2% for the same period a year ago. Selling, general and administrative expenses for the nine months ended March 31, 2022 increased 33.4% to $23,983,000 from $17,979,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales increased to 23.9% for the nine months ended March 31, 2022 as compared to 22.9% for the same period a year ago. The increase in selling, general and administrative expenses was due primarily to increased sales incentive compensation relating to the increase in net sales as discussed above, as well as an increase in tradeshow and non-recurring legal expenses.

Other income (expense) for the three months ended March 31, 2022 decreased $133,000 to expense of $177,000 as compared to expense of $44,000 for the same period a year ago. Other income (expense) for the nine months ended March 31, 2022 increased $3,855,000 to income of $3,802,000 as compared to expense of $53,000 for the same period a year ago. The change in Other income (expense) was due primarily to the gain from the extinguishment of the Company’s $3,904,000 in PPP loans, which were forgiven by the SBA during the first quarter of fiscal 2022.

The Company’s provision for income taxes for the three months ended March 31, 2022 increased by $508,000 to $1,132,000 as compared to $624,000 for the same period a year ago. The Company’s provision for income taxes for the nine months ended March 31, 2022 increased by $349,000 to $1,771,000 as compared to $1,422,000 for the same period a year ago. The increase in the provision for income taxes for the three and nine months was primarily due to higher taxable income in the U.S, as compared to income in the DR. The Company’s effective rate for income tax was 12.8% and 12.6% for the nine months ended March 31, 2022 and 2021, respectively.

Net income for the three months ended March 31, 2022 decreased by $1,087,000 to $3,273,000 or $0.09 per diluted share as compared to $4,360,000 or $0.12 per diluted share for the same period a year ago. The decrease in net income for the three months ended March 31, 2022 was primarily due to the items described above. Net income for the nine months ended March 31, 2021 increased by $2,186,000 to $12,062,000 or $0.33 per diluted share as compared to $9,876,000 or $0.27 per diluted share for the same period a year ago. The increase in net income for the nine months ended March 31, 2022 was primarily due to the items described above.

Liquidity and Capital Resources

During the nine months ended March 31, 2022, the Company utilized a portion of its cash generated from operations ($1,247,000 of $8,413,000) to purchase property, plant and equipment ($1,189,000) and marketable securities ($58,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at March 31, 2022 decreased by $3,872,000 to $24,209,000 as compared to $28,081,000 at June 30, 2021. This decrease is primarily the result of the higher sales volume of equipment during the quarter ended June 30, 2021, which is typically the Company’s highest, as compared to the quarter ended March 31, 2022.

Inventories at March 31, 2022 increased by $10,978,000 from June 30, 2021. This increase is primarily the result of the Company level-loading its production output throughout the year, whereas the Company’s sales are typically highest in the fourth quarter as well as the continued increase in component unit costs and increased volume of purchases of certain components that have become difficult to source during the world-wide supply chain problems.

Accounts payable and accrued expenses other than accrued income taxes increased by $5,264,000 as of March 31, 2022, as compared to June 30, 2021. This increase was due primarily to the increase in component part purchases as described above.

As of March 31, 2022, the Company maintained a revolving credit facility of $11,000,000 which expires in June 2024. As of March 31, 2022, the Company had no outstanding borrowings and $11,000,000 in availability under the revolving credit facility which is described more fully in Note 8 to the condensed consolidated financial statements. The facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement.

As of March 31, 2022 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company’s business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos (“RD$”), the local currency of the Company’s production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $802,000.

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

At the conclusion of the period ended March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2022.

During the three and nine months ended March 31, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three and nine months ended March 31, 2022, except for the following:  The Company’s Accounts receivable has a high degree of concentration in a small number of customers (41% among three customers as of March 31, 2022). A credit loss resulting from one or more of these customers defaulting on their amounts due may negatively impact our financial condition and results of operations.

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