Form 10-K
period 2022-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2022-08-29
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _ to___

Commission File Number 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

333 Bayview Avenue, Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 842-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NSSC	Nasdaq Stock Market

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ◻	Emerging growth company ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ⌧

As of December 31, 2021, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $727,674,114.

As of August 26, 2022, 36,734,482 shares of common stock of Registrant were outstanding.

PART I

ITEM 1: BUSINESS.

Overview

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S. While recurring service revenues have continued to increase during the COVID-19 pandemic, equipment sales for fiscal 2020 were negatively impacted by the economic slowdown associated with this pandemic.

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

Our net sales were $143.6 million, $114.0 million and $101.4 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.  The change in our net sales was driven primarily by increased sales of our recurring services ($12.1 million) and sales of equipment ($17.5 million) as compared to the same period a year ago. The increase in equipment sales was due primarily to the recovery from the economic effects of the COVID-19 pandemic and the elimination of most of the closures mandated by federal, state and local governments during the early and peak stages of the pandemic. As these closures abated and economic conditions improved, our equipment sales increased. In addition, fiscal 2022 net sales increased due, in part, to an increase in sales of the Company’s 4G and 5G cellular radio products as the major cellular providers sunset their 3G networks. Our net income was $19.6 million, $15.4 million and $7.8 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The increases in net income during this period were due primarily to the recovery from the COVID-19 impact described above, as well as by the growth of our cellular products and the associated recurring service revenues which generated a gross margin of 87% in fiscal 2022.

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

Recurring Cellular Communication Services.

The Company provides cellular access for the cellular communication devices described above. These services are provided and invoiced to the Company’s service customers on a month to month basis. Revenues from these services have grown significantly over the past several years, increasing 91% from fiscal 2020 to fiscal 2022. These revenues, which currently have a gross margin of approximately 87% for the fiscal year ended June 30, 2022, represent approximately 32% of our total revenue for the fiscal year ended of June 30, 2022. The Company’s long-term goal is to have recurring revenues from these services represent at least 50% of total revenue.

Access Control Systems.

Access control systems consist of one or more of the following: various types of identification readers (e.g. card readers, hand scanners), a control panel, a PC-based computer and electronically activated door-locking devices. When an identification card or other identifying information is entered into the reader, the information is transmitted to the control panel/PC, which then validates the data and determines whether or not to grant access by electronically deactivating the door locking device. An electronic log is kept which records various types of data regarding access activity.

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

Peripheral Equipment

The Company also markets peripheral equipment manufactured by other companies. Revenues from peripheral equipment have not been significant.

Our Growth Drivers

Recurring Revenue Business

In 2012, we began to generate recurring revenue by developing our cellular radio technology. Since then, we have continued to introduce additional products generating recurring revenues, primarily in the cellular communication devices such as our StarLink, iBridge, and more recently the iSecure product lines. These products are installed at the premises of end customers and we generate revenue from the installers by both the upfront purchase of our products and the monthly subscription fees for services we perform at our cloud-based operations center to communicate security breaches and fire alarms to a central station. The monthly recurring revenue allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products. In addition, these monthly services generate higher gross margin, which has the effect of improving our profitability. We believe there is a significant market opportunity for these products and services, because many commercial and residential customers prefer to purchase real-time security monitoring services to ensure continuous protection and swift responses to security breaches and fire alarms.

We also experienced accelerating growth in our recurring revenue from sales of fire radio products. In the past few years, we introduced several Starlink fire radio solutions, including a Starlink dual path radio that can utilize cellular or internet technologies for their communication function. Dual path radios are required by local fire codes in certain areas such as New York City or L.A. County. A third fire radio was introduced during fiscal 2019 in the form of a Firelink fire panel with a Starlink fire radio built into it. In general, the gross margin for fire radio products is higher than the other Starlink solutions. The sales of fire radio products have contributed positively to our gross margin during the fiscal year ended June 30, 2022. We expect that fire radio products will continue to be an increasing portion of the overall mix of our recurring revenue and positively impact our gross margin.

We intend to continue pursuing recurring revenue opportunities by developing new and innovative products and continuing our aggressive sales and marketing efforts. For the fiscal year ended June 30, 2022, our recurring revenue constituted approximately 32% of our total revenue.

School Security and Public Safety

We have developed products to help address security concerns arising from the significant need for increased security in schools and other public spaces. In the U.S., there are over 100,000 K-12 schools, over 5,000 colleges and universities and over 350,000 houses of worship. Management estimates that less than 10% of these institutions have adequate protection from an active shooter or intruder. As a result of increased “active shooter” incidents, a number of U.S. states and local governments have substantially increased school security budgets. Many colleges and universities have large endowments which are starting to be utilized to address this critical issue. Security equipment and services focused on education has reached over $3 billion in revenues and this segment is still in the early stages as many K-12 schools, colleges and universities have still not addressed this issue.

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

Competitive Strengths

The security products industry is highly competitive. The Company's primary competitors are comprised of approximately 12 other companies that manufacture and market security equipment to distributors, dealers, central stations and original equipment manufacturers. The Company believes that none of these competitors is dominant in the industry. Most of these companies have substantially greater financial and other resources than the Company. However, unlike the Company, we believe that none of these competitors manufactures all key building security products: Intrusion Alarms and Access Control, Connectivity, and Locking devices. As more security installations include multiple security-related systems, which can include, intrusion, fire, access control, door-locking and connectivity, there is more demand for the various systems to communicate with each other. By having everything manufactured under one roof, we can offer customers one integrated platform solution without the risk of incompatible equipment from multiple vendors to “talk” to each other.

Our manufacturing facility located in the Dominican Republic (“D.R.”) manufactures over 90% of our products. It is located in a free zone which is a tax-advantaged location. The Company also benefits from the lower tariffs available to it under The Dominican Republic-Central America FTA (CAFTA-DR). The D.R. manufacturing operation is vertically integrated and operates in a low-cost location, where the typical labor cost is approximately one-tenth (1/10) of the cost for similar services in the U.S. The D.R. facility allows us to maintain a lower manufacturing overhead and improve our gross margin. This facility is currently running one shift, plus a second shift on select products with the ability to run 3 full shifts. Additional staffing is readily available for future expansion. The annual revenue that can be generated per shift is approximately $100 million. The building is a self-contained “concrete bunker” with ability to withstand Category 5 hurricanes. We have enough land to build additional space; 180,000 square feet of additional manufacturing space in the D.R., and approximately 100,000 square feet of office and warehousing space in Amityville, should the need arise. The Company has multiple transportation options between the D.R. and Amityville facilities. Shipping times from the D.R. to the Amityville facility are typically 6-8 days.

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

Our Strategy

Due to paradigm changes in the security marketplace, the Company’s focus has been on mandatory (non-elective) systems, such as fire systems with central station monitoring in commercial buildings, and iOT-driven connectivity services in high growth and margin categories. As copper land lines are phased out and more people switch to cellular phone service for their homes, our cellular communication services become increasingly attractive in these installations, both new and existing. We have built a strong competitive position by developing a wide range of software capabilities from embedded micro-coding to enterprise system software, database design, mobile applications development, user portal design, mechanical and electronic mechanisms and telecommunications, featuring our significant radio and cellular communications expertise. This has enabled us to create recurring revenue opportunities across product lines, and our goal is to expand such opportunities to generate recurring revenue that will account for over 50% of our total revenue and to sustain profitability from recurring revenue margins of over 80%. We are also focusing on security solutions for the healthcare industry, including anti-ligature lockets designed for life safety and liability reduction in hospitals, behavior health institutions and correctional facilities, and such products are highly profitable while complying with applicable regulatory and health standards. We believe that our ability to design and produce these products and services are possible due to our advanced set of in-house engineering technology capability from mechanical to electronic and electro-mechanical products, digital, microprocessor and analog circuit design, networking products, and wireless and cellular communications electronics.

Research and Development

The success of the Company’s business depends substantially on its ability to develop new and proprietary technology and products. The research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in "Operating expenses" in the consolidated statements of operations. During the fiscal years ended June 30, 2022, 2021 and 2020, the Company expended approximately $8,024,000, $7,620,000 and $7,257,000, respectively, on research and development activities conducted primarily by its engineering department to develop and improve the products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Our Human Capital Resources

As of June 30, 2022, the Company had 1,149 full-time employees. 258 of these were located in the United States (“U.S.”) and 891 were located at our manufacturing facility in the Dominican Republic (“DR”). 42 of our U.S. employees are covered by a collective bargaining agreement. We also engage consultants from time to time. Management considers its relationship with its employees to be very good.

Hiring, motivating and retaining talented employees is an ongoing priority to Napco. Maintaining a talented workforce at all levels is critical to our ability to delver high quality products and services to our customers as well as maintain shareholder value.

In order to maintain a high level of talent in our workforce, Napco offers comprehensive benefits programs, competitive wages, incentive programs, performance reviews and various employee activities and awards. We also provide training and management support for employees to enhance their success and to identify outstanding talent and development opportunities.

Government Regulation

Our business and products are subject to various federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold. Compliance with these laws and regulations has not had and is not expected to have a material adverse effect on the Company, including capital expenditures for environmental compliance, or on its earnings or competitive position.

Marketing

The Company's staff of approximately 60 sales and marketing support employees located at the Company's Amityville offices sells and markets our products primarily to independent distributors, wholesalers and dealers of security alarm and security hardware equipment. The Company currently has approximately 9,000 customers made up of distributors, installing dealers and wholesalers who purchase our products from distributors or directly from the Company. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities.

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for all of our products may be affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend. The monthly recurring revenue, which is less susceptable to these fluctuations, allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products.

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

Corporate Information and History

The Company was founded in 1969 and incorporated as NAPCO Security Systems, Inc. in December 1971 in the State of Delaware. NAPCO went public on NASDAQ with the ticker symbol “NSSC”, in 1972. In December 2008 the Company changed its name to NAPCO Security Technologies, Inc.

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

Our business operation and financial performance may again be adversely affected by the COVID-19 pandemic and related events.

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

As a result of the COVID-19 pandemic and the related economic downturn, we had experienced a decline in the demand for our products, as our distributors and customers reduced orders and adjusted their inventory channel in response to slowdown in spending and demand for security products. While the economic recovery from this pandemic has resulted in increased demand for our products in fiscal 2022, re-institution of a prolonged stay-at-home order, or any other continued decrease in economic activity as a result of COVID-19 pandemic, could have a negative adverse impact on our customers and their financial condition, which could impact their ability to meet their financial obligations and could result in elevated levels of delinquencies and bad debt losses. In addition, we rely upon our third-party vendors to provide parts and materials for us to produce our products. If any of these vendors are unable to continue to provide us with these parts and materials, it could negatively impact our ability to serve our customers. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of COVID-19 pandemic in areas where we operate.

We manufacture substantially all of hardware products in our factory in Dominican Republic, which are then shipped to us in the United States for further distribution. The government authorities in Dominican Republic have imposed restrictions as a result of the pandemic that impacted activities at the factory, which may reduce our productivity and output. Additional restrictions and limitations on international travel and transportation, including air travel, may make it more difficult for us to ship and transport products from Dominican Republic to the U.S., which may cause delays and disruptions in our supply chain.

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

During fiscal 2021 and 2022, the impact of the COVID-19 pandemic on the Company’s operations lessened. However, the future impact of the ongoing COVID-19 pandemic remains uncertain and subject to change. We cannot predict when the pandemic will end, or if there will be a resurgence, and when related governmental orders and restrictions will be eased or lifted, and any extension or prolonged implementation of these restrictions will further adversely affect our business, customers and financial results. Even after such orders and restrictions are eased or lifted, the severe economic harm and recession inflicted upon the jurisdictions and areas in which we operate may last for an extended period of time and continue to adversely affect our business and financial performance, and there is no guarantee that we will be able to act quickly and effectively to return to our normal operations.

Our business could be materially adversely affected as a result of general economic and market conditions.

We are subject to the effects of general economic and market conditions. In the event that any of these conditions deteriorate, our revenue, profit and cash-flow levels could be materially adversely affected in future periods. In the event of such deterioration, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. If such events do occur, they may result in our expenses being too high in relation to our revenues and cash flows.

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

Certain of our expenses are fixed or semi-variable, including our costs for operating our manufacturing facilities. While expense levels relative to current sales levels result in positive net income and cash flows, if sales levels decrease significantly and we are unable to reduce expenses proportionately, our business may be adversely affected. The amount of our operating expenses are subject to variables and factors that may not be within our control, including but are not limited to, unexpected expenses relating to the manufacturing of products; increased compensation requirement for our employees and cost of raw materials. A significant portion of our expense is labor cost, including costs for workers who are operating our facility in the Dominican Republic. While we have been able to control our expenses due to the lower labor costs in the Dominican Republic, there is no guarantee that such costs will not increase in the future, or that a sufficient number of workers in Dominican Republic will be available to operate the facility efficiently, and our failure to maintain effective labor costs may adversely affect our results of operations.

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

We rely on the effort and service of Richard L. Soloway (age 76), our founder, Chief Executive Officer and major stockholder.

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

While our business currently does not have any debt and finances operations and capital expenditures solely utilizing cash-flows from operations, we have an unused credit facility in the event that we need to supplement current cash-flows with outside financing. The credit facility provides for certain financial covenants relating to ratios affected by profit, asset and debt levels. If the Company’s profits, asset or cash-flow levels decline below the minimums required to meet these covenants and we require outside financing, the Company may be materially adversely affected. Effects on the Company could include higher interest costs, reduction in borrowing availability or revocation of these credit facilities.

Our PPP Loans in the amount of $3.9 million were forgiven, but we may still be subject to audit and any resulting adverse audit outcome could result in the repayment of a portion or all of the PPP Loans and may adversely affect our future results of operations.

In the fourth fiscal quarter of 2021, the Company received $3.9 in loan proceeds (the “PPP Loan”) pursuant to the Paycheck Protection Program (the "PPP") created the CARES Act

During the first fiscal quarter of 2021, the PPP Loans were forgiven, in their entirety, in accordance with guidelines set forth in the PPP. The Company recognized a gain on the extinguishment of debt in the first quarter of 2022 in the amount of $3,904,000. The SBA reserves the right to audit PPP forgiveness applications for a period of six years from the date of forgiveness. It has indicated that it will audit all of those that are in excess of $2 million.

If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loans and may potentially be subject to civil and criminal fines and penalties. If it is subsequently determined that the PPP Loans must be repaid, such repayment could adversely impact our financial results for the period in which such repayment occurs.

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

In May 2022, we identified material weakness in our internal control over financial reporting relating to the manner in which we calculated our inventory obsolescence reserve. We revised the methodology which resulted in the restatement of previously audited financial statements for the years ended June 30, 2021, June 30, 2020, and June 30, 2019. The effect of such restatement is described on a Form 8-k that we filed with the SEC on May 17, 2022.

We have identified material weaknesses in our system of internal controls and are in the process of remediation. If not remediated, these material weaknesses could result in material misstatements in our financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

As of June 30, 2022, the Company identified two material weaknesses in internal control.

One material weakness in internal control related to ineffective information technology general controls (ITGCs) in the area of user access and lack of effective program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT Control processes lacking sufficient documentation and risk-assessment procedures to assess changes in the IT environment and program change management of personnel that could impact internal controls over financial reporting. The material weakness did not result in any identified misstatements to the financial statements and there were no changes to the previously released financial results.

The second material weakness in internal controls related to the reserve for excess and slow-moving inventory. This control deficiency was a result of a lack of effective review and reconciliation controls over the forecasted sales and usage data. The material weakness did not result in a material misstatement to the financial statements. There were no changes to the previously released financial results.

Based on these material weaknesses, the Company’s management concluded that at June 30, 2022 the Company’s internal controls over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

With the oversight of our audit committee, we are working to remedy the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, but there can be no assurance as to when the remediation plan will be fully developed and implemented. Until our remediation plan is fully implemented, we will continue to devote time, attention and financial resources to these efforts.

If we do not adequately complete our remediation in a timely fashion, investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Failure to remediate any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.Risks Related to Ownership of Our Common Stock

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

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

The Company's foreign subsidiary located in the Dominican Republic, Napco DR, S.A., owns a building of approximately 180,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual cost of approximately $288,000. As of June 30, 2022, a majority of the Company's products were manufactured at this facility, utilizing U.S. quality control standards.

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

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market

NAPCO's Common Stock is traded on the NASDAQ Stock Market, Global Market System, under the symbol NSSC.

Approximate Number of Security Holders

The number of holders of record of NAPCO's Common Stock as of August 26, 2022 was 63 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

NAPCO has never declared or paid a cash dividend with respect to its Common Stock.

Equity Compensation Plan Information as of June 30, 2022

NUMBER OF SECURITIES
	NUMBER OF SECURITIES	WEIGHTED AVERAGE	REMAINING AVAILABLE FOR
	TO BE ISSUED UPON	EXERCISE PRICE OF	FUTURE ISSUANCE (EXCLUDING
	EXERCISE OF	OUTSTANDING	SECURITIES REFLECTED IN
	OUTSTANDING OPTIONS	OPTIONS	COLUMN (a)
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	659,380	$17.97	1,212,020
Equity compensation plans not approved by security holders:	—	—	—
Total	659,380	$17.97	1,212,020
(1)	In May 2020, the stockholders approved the 2020 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2018, the stockholders approved the 2018 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,900,000 shares of the Company's common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company's common stock to be acquired by the holders of such awards.

ITEM 6: SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30,
	(In thousands, except share and per share data)
	2022	2021	2020
Statement of earnings data:
Net Sales	$143,593	$114,035	$101,359
Gross Profit	59,156	50,748	42,844
Operating Income	18,225	17,932	10,065
Net Income	19,599	15,413	7,795
Cash Flow Data:
Net cash flows provided by operating activities	8,332	22,987	10,305
Net cash flows used in investing activities	(1,563)	(6,429)	(1,615)
Net cash flows provided by (used in) financing activities	155	—	1,530
Per Share Data:
Net earnings per common share:
Basic	$0.53	$0.42	$0.21
Diluted	$0.53	$0.42	$0.21
Weighted average common shares outstanding:
Basic	36,725,000	36,696,000	36,888,000
Diluted	36,867,000	36,808,000	36,986,000
Cash Dividends declared per common share (1)	$—	$—	$—
Balance sheet data:
Working capital (2)	$93,142	$75,391	$60,452
Total assets	148,576	122,551	104,498
Long-term debt	—	1,518	2,110
Stockholders' equity	113,791	92,388	76,540

(1)The Company has never paid a cash dividend on its common stock.

(2)Working capital is calculated by deducting Current Liabilities from Current Assets.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, wireless communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S..

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

Our net sales were $143.6 million, $114.0 million and $101.4 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.  The change in our net sales was driven primarily by increased sales of our recurring services ($12.1 million) and sales of equipment ($17.5 million) as compared to the same period a year ago. The increase in equipment sales was due primarily to the recovery from the economic effects of the COVID-19 pandemic and the elimination of most of the closures mandated by federal and state governments during the early and peak stages of the pandemic. As these closures abated and economic conditions improved, our equipment sales increased. In addition, fiscal 2022 net sales increased due, in part, to an increase in sales of the Company’s cellular radio products as the major cellular providers sunset their 3G networks. Our net income was $19.6 million, $15.4 million and $7.8 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The increases in net income during this period were due primarily to the recovery from the COVID-19 impact described above, as well as by the growth of our cellular products and the associated recurring revenue business.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for all of our products may be affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fully described in Note 1 to the Company’s consolidated financial statements included in its 2022 Annual Report on Form 10-K. Management believes these critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

For product sales, the Company typically transfers control at a point in time upon shipment or delivery of the product. For monthly communication services, the Company satisfies its performance obligation as the services are rendered overt the course of the month and therefore recognizes revenue over the monthly period.

Typically timing of revenue recognition coincides with the timing of invoicing to the customers, at which time the Company has an unconditional right to consideration. As such, the Company typically records a receivable when revenue is recognized.

The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment for product sales is typically due within 30 and 180 days of the delivery date. Payment for monthly communication services is billed on a monthly basis and is typically due at the beginning of the month of service or in 30 days for customers with an open account.

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

The Company analyzes product sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 10%, 10% and 9% for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

Reserve for Doubtful Accounts

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. The Company had one customer with an accounts receivable balance that comprised 22%, 19% and 24% of the Company’s accounts receivable at June 30, 2022, 2021 and 2020, respectively. Sales to this customer did not exceed 10% of net sales during fiscal years ended June 30, 2022, 2021 and 2020. The Company had another customer with an accounts receivable balance that comprised 11% of the Company’s accounts receivable at June 30, 2021. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The Company had another customer with an accounts receivable balance that comprised 16% and 12% of the Company’s accounts receivable at June 30, 2022 and 2021. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2022, 2021 and 2020.

In the ordinary course of business, we have established a reserve for doubtful accounts and customer deductions in the amount of $243,000 and $226,000 as of June 30, 2022 and 2021, respectively. Our reserve for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

In addition, the Company records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated realizable value. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, product life cycle, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

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

For the year ended June 30, 2022, the Company recognized a net income tax expense of $2,247,000. During the year ending June 30, 2022, the Company increased its reserve for uncertain income tax positions by $25,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2022, the Company had accrued interest totaling $88,000 and $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims research and development (“R&D”) tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

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

Liquidity and Capital Resources

During the year ended June 30, 2022, the Company utilized a portion of its cash generated from operations ($1,563,000 of $8,332,000) to purchase property, plant and equipment ($1,482,000) and marketable securities ($81,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

As of June 30, 2022 and 2021, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”), with no amounts outstanding, which expires in June 2024. As of June 30, 2021, the Company had term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program (“PPP”). The PPP Loans were entirely forgiven during first quarter of the fiscal year ending June 30, 2022. The revolving credit facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. The Company’s long-term debt is described more fully in Note 8 to the condensed consolidated financial statements.

The Company believes its current working capital, anticipated cash flows from operations and its Revolving Credit Agreement will be sufficient to fund the Company’s operations through at least the next twelve months.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2022	2021	2020
Current Ratio	4.5 to 1	4.7 to 1	4.5 to 1
Sales to Receivables	4.9 to 1	4.1 to 1	4.4 to 1
Total debt to equity	0.0 to 1	0.0 to 1	0.1 to 1

As of June 30, 2022, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual rent of approximately $288,000.

Working Capital. Working capital increased by $17,751,000 to $93,142,000 at June 30, 2022 from $75,391,000 at June 30, 2021. Working Capital increased by $14,939,000 to $75,391,000 at June 30, 2021 from $60,452,000 at June 30, 2020.Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable increased by $1,137,000 to $29,218,000 at June 30, 2022 as compared to $28,081,000 at June 30, 2021. The increase in Accounts Receivable was due primarily to an increase in net sales for the quarter ended June 30, 2022 as compared to the same quarter a year ago. Accounts Receivable increased by $5,149,000 to $28,081,000 at June 30, 2021 as compared to $22,932,000 at June 30, 2020. The increase in Accounts Receivable was due primarily to an increase in net sales for the quarter ended June 30, 2022 as compared to the same quarter a year ago.

Inventories. Inventories, which include both current and non-current portions, increased by $18,086,000 to $49,786,000 at June 30, 2022 as compared to $31,700,000 at June 30, 2021. The increase was due primarily to higher costs of component parts and freight-in. The increase was also due to the ongoing shortages of certain component parts and the Company purchasing large quantities of these hard to source component parts when they become available. Inventories, which include both current and non-current portions, decreased by $8,715,000 to $31,700,000 at June 30, 2021 as compared to $40,415,000 at June 30, 2020. The decrease was due, in part, to the Company completing the rollout of several new productes that were introduced during fiscal 2020. Inventories of these items were built up during fiscal 2020 in anticipation of initial sotcking orders from the Company’s customers. The decrease in inventory was also due to the Company’s efforts to move closer to “just in time” procurement and production cycles where component parts and finished goods are scheduled for delivery closer to the expected requirement date.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses, not including income taxes payable, increased by $8,470,000 to $24,625,000 as of June 30, 2022 as compared to $16,155,000 at June 30, 2021. This increase is primarily due to increased purchases of component parts during the quarter ended June 30, 2022 as compared to the same period a year ago as well as an increase in the Company’s accrued refund liability, which is explained in Note 2 to the Notes to the Company’s Consolidated Financial Statements. Accounts payable and accrued expenses, not including income taxes payable, increased by $1,684,000 to $16,155,000 as of June 30, 2021 as compared to $14,471,000 at June 30, 2020. This increase is primarily due to an increase in the Company’s accrued refund liability, which is explained in Note 2 to the Company’s Consolidated Financial Statements, as well as higher accrued incentive compensation as of June 30, 2021 as compared to June 30, 2020.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Results of Operations

Fiscal 2022 Compared to Fiscal 2021

	Fiscal year ended June 30, (dollars in thousands)
			% Increase/
	2022	2021	(decrease)
Net sales: equipment revenues	$97,612	$80,131	21.8%
service revenues	45,981	33,904	35.6%
	143,593	114,035	25.9%
Gross Profit: equipment	19,141	21,730	(11.9)%
services	40,015	29,018	37.9%
	59,156	50,748	16.6%
Gross profit as a % of net sales	41.2%	44.5%	(7.4)%
equipment	19.6%	27.1%	(27.7)%
services	87.0%	85.6%	1.7%

Research and development	8,024	7,620	5.3%
Selling, general and administrative	32,907	25,196	30.6%
Selling, general and administrative as a % of net sales	22.9%	22.1%	3.7%
Operating Income	18,225	17,932	1.6%
Interest expense, net	16	5	220.0%
Gain on extinguishment of debt	3,904	—	100.0%
Provision for income taxes	2,247	2,514	(10.6)%
Net income	19,599	15,413	27.2%

Net sales in fiscal 2022 increased by $29,558,000 to $143,593,000 as compared to $114,035,000 in fiscal 2021. The increase in net sales was primarily due to increased sales of the Company’s recurring alarm communication services ($12,077,000), Napco brand intrusion products ($11,699,000), Alarm Lock brand door-locking products ($3,136,000), Marks brand door-locking products ($1,533,000) and Continental brand access control products ($1,113,000). The Company’s increase in equipment sales was primarily due to customer demand returning after the decline during the COVID-19 pandemic and the related closures throughout the United States. In addition, fiscal 2022 net sales increased due, in part, to an increase in sales of the Company’s cellular radio products as the major cellular providers sunset their 3G networks.

The Company's gross profit increased by $8,408,000 to $59,156,000 or 41.2% of net sales in fiscal 2022 as compared to $50,748,000 or 44.5% of net sales in fiscal 2021. Gross profit on equipment sales was $19,141,000 or 19.6% of net equipment sales in fiscal 2022 and $21,730,000 or 27.1% of net equipment sales, in fiscal 2021. Gross profit on service revenues was $40,015,000 or 87.0% of net service revenues in fiscal 2022 and $29,018,000 or 85.6% of net service revenues, in fiscal 2021. Gross profit on equipment sales was primarily affected by increased costs of component parts and freight as well as the shift in sales to the Company’s Starlink radio products, which typically have lower margins but result in recurring service revenues.

Research and Development expenses increased by $404,000 to $8,024,000 in fiscal 2022 as compared to $7,620,000 in fiscal 2021. This increase was due primarily to salary increases and additional staff.

Selling, general and administrative expenses for fiscal 2022 increased by $7,711,000 to $32,907,000 as compared to $25,196,000 in fiscal 2021. Selling, general and administrative expenses as a percentage of net sales increased to 22.9% in fiscal 2022 from 22.1% in fiscal 2021. The increases in dollars and as a percentage of net sales resulted primarily from increases in sales commissions, tradeshow, stock option and legal expenses.

Interest and other expense, net for fiscal 2022 remained relatively constant at $16,000 as compared to $5,000 for the same period a year ago.

Gain on extinguishment of debt resulted from a one-time gain in fiscal 2022 which resulted from the forgiveness of the Company’s PPP loans as described in the Liquidity and Capital Resources section and Note 8 to the condensed consolidated financial statements.

The Company’s provision for income taxes for fiscal 2022 decreased by $267,000 to $2,247,000 as compared to $2,514,000 for the same period a year ago. The Company’s effective tax rate decreased to 10% for fiscal 2022 as compared to 14% for fiscal 2021. The decrease in the Company’s fiscal 2022 effective tax rate is primarily due to the $3,904,000 in non-taxable income from extinguishment of debt.

Net income for fiscal 2022 increased by $4,186,000 to $19,599,000 as compared to $15,413,000 in fiscal 2021. This resulted primarily from the items discussed above.

Results of Operations

Fiscal 2021 Compared to Fiscal 2020

	Fiscal year ended June 30, (dollars in thousands)
			% Increase/
	2021	2020	(decrease)
Net sales: equipment revenues	$80,131	77,314	3.6%
service revenues	33,904	24,045	41.0%
	114,035	$101,359	12.5%
Gross Profit: equipment	21,730	23,132	(6.1)%
services	29,018	19,712	47.2%
	50,748	42,844	18.4%
Gross profit as a % of net sales	44.5%	42.3%	5.2%
equipment	27.1%	29.9%	(9.4)%
services	85.6%	82.0%	4.4%

Research and development	7,620	7,257	5.0%
Selling, general and administrative	25,196	23,670	6.4%
Selling, general and administrative as a % of net sales	22.1%	23.4%	(5.6)%
Impairment of intangible asset	—	1,852	(100.0)%
Operating Income	17,932	10,065	78.2%
Interest expense, net	5	9	(44.4)%
Gain on extinguishment of debt	—	—	—%
Provision for income taxes	2,514	2,261	11.2%
Net income	15,413	7,795	97.7%

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

The Company’s gross profit increased by $7,904,000 to $50,748,000 or 44.5% of net sales in fiscal 2021 as compared to $42,844,000 or 42.3% of net sales in fiscal 2020. Gross profit on equipment sales was $21,730,000 or 27.1% of net equipment sales in fiscal 2021 and $23,132,000 or 29.9% of net equipment sales, in fiscal 2020. Gross profit on service revenues was $29,018,000 or 85.6% of net service revenues in fiscal 2021 and $19,712,000 or 82.0% of net service revenues, in fiscal 2020. Gross profit on equipment sales was primarily affected by the shift in sales to the Company’s Starlink radio products, which typically have lower margins but result in recurring service revenues, and from the Company’s Alarm Lock products as discussed above. The Alarm Lock products are among the Company’s highest margin equipment products. Gross profit on equipment sales was also affected by the Company’s reduction in its production and inventories which impacted it’s overhead absorption rate as well as a decrease in the Company’s reserve for obsolete inventory.

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

The Company’s provision for income taxes for fiscal 2021 increased by $253,000 to $2,514,000 as compared to $2,261,000 for the same period a year ago. The Company’s effective tax rate decreased to 14% for fiscal 2021 as compared to 21% for fiscal 2020. The decrease in the Company’s fiscal 2021 effective tax rate is a direct result of additional tax expense recorded in fiscal 2020 for the Internal Revenue Service (“IRS”) audit of the Company’s 2016 fiscal year.

Net income for fiscal 2021 increased by $7,618,000 to $15,413,000 as compared to $7,795,000 in fiscal 2020. This resulted primarily from the items discussed above.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this prospectus regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022 for more information. These factors and the other cautionary statements made in this prospectus and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this prospectus and the documents we incorporate by reference. In addition, any forward-looking statements represent our estimates only as of the date that this prospectus is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

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

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $855,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

a. Financial Statements: Financial statements required pursuant to this Item are presented on pages FS-1 through FS-27 of this report as follows:

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

Management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of June 30, 2022, the Company identified two material weaknesses in internal control.

One material weakness in internal control related to ineffective information technology general controls (ITGCs) in the area of user access and lack of effective program change-management over certain information technology (IT) systems that support the

Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation and risk-assessment procedures to assess changes in the IT environment and program change management of personnel that could impact internal controls over financial reporting. The material weakness did not result in any identified misstatements to the financial statements and there were no changes to the previously released financial results. Based on this material weaknesses, the Company’s management concluded that at June 30, 2022 the Company’s internal controls over financial reporting were not effective.

The second material weakness in internal control related to the reserve for excess and slow-moving inventory. This control deficiency was a result of a lack of effective review and reconciliation controls over the forecasted sales and usage data. The material weakness did not result in a material misstatement to the financial statements. There were no changes to the previously released financial results.

Based on these two material weaknesses, the Company’s management concluded that, at June 30, 2022, the Company’s internal controls over financial reporting were not effective.

The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Napco Security Technologies, Inc. and Subsidiaries:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing on page FS-1 and under Item 9A:

There were ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, business process automated and manual controls that were dependent on the affected ITGCs were ineffective because they could have been adversely impacted. This control deficiency was a result of IT control processes that lacked sufficient documentation and risk-assessment processes inadequate to identify and assess changes in IT environments and personnel that could impact internal control over financial reporting.

There were ineffectively designed control activities over the reserve for excess and slow-moving inventory, including the lack of effective review and reconciliation controls over forecasted sales and usage data.

The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting. We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Excess and Slow-Moving Inventory Reserve

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated net inventory and inventory reserves as of June 30, 2022 were approximately $49,786,000 and $4,021,000, respectively. Management establishes its reserve for excess and slow-moving inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory. The estimated reserve percentages consider future inventory requirements to support forecasted sales based on historical usage, known trends, market conditions, and the ability to find alternate applications of its raw materials into finished goods to better match customer demand.

We identified the reserve for excess and slow-moving inventory as a critical audit matter because of the significant estimates and assumptions management makes to determine the reserve, specifically the future inventory requirements and related forecasted sales and usage. Performing audit procedures to evaluate the reasonableness of these estimates, including the estimated reserve percentages, and assumptions is subjective and requires a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We tested management’s process in developing the estimate for reserve for obsolete inventory.
●	We evaluated the appropriateness of management’s approach and estimates and whether the assumptions were consistent with evidence obtained in other audit areas.
●	We tested the completeness and accuracy of underlying data used in the approach, including historical sales and usage of the Company’s products and age of the inventory.
●	We developed an independent expectation of the excess and slow-moving inventory reserve using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.
●	We evaluated the reasonableness of the estimated reserve percentages used by management to determine the obsolete inventory reserve and tested the clerical accuracy of the model.

Impact on Financial Statements of Material Weakness in Internal Control Over Financial Reporting – Refer to Management’s Report on Internal Control Over Financial Reporting appearing on page FS-1 and under Item 9A.

Critical Audit Matter Description

As discussed above and in Management’s Report on Internal Control Over Financial Reporting, the Company identified a material weakness in their internal control over financial reporting associated with user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes, and related material weakness in the components of Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This material weakness impacts the Company’s controls over IT systems and business processes and affects substantially all financial statement account balances and disclosures.

Due to the ineffective ITGCs, the information in system generated reports produced by those financial reporting systems could not be relied upon without further testing. We determined it necessary to perform incremental audit procedures over the completeness and accuracy of financial information utilizing the impacted IT systems as a critical audit matter. Significant auditor judgment was required to design and execute the incremental audit procedures and to assess the sufficiency of the procedures performed and evidence obtained due to ineffective controls and the complexity of the Company’s IT environment.

How We Addressed the Matter in Our Audit

As a result of the material weakness, in performing our audit procedures we lowered the threshold for investigating differences between recorded amounts and independent expectations developed by us that we would have otherwise used, and increased the number of tested transactions we would have otherwise made if the Company’s controls were designed and operating effectively. In addition, we utilized original source documents for audit evidence, rather than system reports or other information generated by the Company’s IT systems. For any reports obtained from the IT system, the engagement team designed specific audit procedures to audit the completeness and accuracy of such reports.

We have served as the Company's auditor since 2008.

/s/BAKER TILLY US, LLP

Uniondale, New York

August 29, 2022

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$41,730	$34,806
Marketable securities	5,068	5,413
Accounts receivable, net of allowance for doubtful accounts of $243 and $226 as of June 30, 2022 and June 30, 2021, respectively	29,218	28,081
Inventories, net	40,781	24,933
Prepaid expenses and other current assets	2,838	2,408
Total Current Assets	119,635	95,641
Inventories - non-current, net	9,005	6,767
Property, plant and equipment, net	7,939	7,836
Intangible assets, net	4,300	4,691
Operating lease asset	7,350	7,373
Other assets	347	243
TOTAL ASSETS	$148,576	$122,551

CURRENT LIABILITIES
Accounts payable	$11,072	$6,095
Accrued expenses	9,489	6,582
Accrued salaries and wages	4,064	3,478
Current portion of long-term debt	—	2,386
Accrued income taxes	1,868	1,709
Total Current Liabilities	26,493	20,250
Long term debt, net of current portion	—	1,518
Deferred income taxes	166	380
Accrued income taxes	1,058	925
Long term operating lease liabilities	7,068	7,090
TOTAL LIABILITIES	34,785	30,163
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of June 30, 2022 (Note 10) and 80,000,000 shares authorized as of June 30, 2021; 39,628,197 and 39,595,883 shares issued; and 36,734,482 and 36,702,168 shares outstanding, respectively	396	396
Additional paid-in capital	20,005	18,201
Retained earnings	112,911	93,312
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	113,791	92,388
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,576	$122,551

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2022	2021	2020

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$97,612	$80,131	$77,314
Service revenues	45,981	33,904	24,045
	143,593	114,035	101,359
Cost of sales:
Equipment related expenses	78,471	58,401	54,182
Service-related expenses	5,966	4,886	4,333
	84,437	63,287	58,515

Gross Profit	59,156	50,748	42,844

Operating expenses:
Research and development	8,024	7,620	7,257
Selling, general, and administrative expenses	32,907	25,196	23,670
Impairment of intangible asset	—	—	1,852
Total Operating Expenses	40,931	32,816	32,779

Operating Income	18,225	17,932	10,065

Other (expense) income:
Interest and other (expense), net	(283)	(5)	(9)
Gain on extinguishment of debt	3,904	—	—
Income before Provision for Income Taxes	21,846	17,927	10,056
Provision for Income Taxes	2,247	2,514	2,261
Net Income	$19,599	$15,413	$7,795

Income per share:
Basic	$0.53	$0.42	$0.21
Diluted	$0.53	$0.42	$0.21

Weighted average number of shares outstanding:
Basic	36,725,000	36,696,000	36,888,000
Diluted	36,867,000	36,808,000	36,986,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Fiscal Years ended June 30, 2021, 2020 and 2019
	(in thousands except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balance at June 30, 2019	21,227,094	$212	$17,103	(2,749,310)	$(17,067)	$70,288	$70,536
Retrospective effect of 2:1 stock split declared on December 20, 2021	18,333,379	184	—	—	—	(184)	—
Balance at June 30, 2019, retrospectively stated	39,560,473	$396	$17,103	(2,749,310)	$(17,067)	$70,104	$70,536
Repurchase of treasury shares	—	—	—	(144,405)	(2,454)	—	(2,454)
Stock options exercised	27,944	—	80	—	—	—	80
Stock-based compensation expense	—	—	583	—	—	—	583
Net income	—	—	—	—	—	7,795	7,795
Balances at June 30, 2020	39,588,417	$396	$17,766	(2,893,715)	$(19,521)	$77,899	$76,540
Stock options exercised	7,466	—	—	—	—	—	—
Stock-based compensation expense	—	—	435	—	—	—	435
Net income	—	—	—	—	—	15,413	15,413
Balances at June 30, 2021	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$93,312	$92,388
Stock options exercised	32,314	—	155	—	—	—	155
Stock-based compensation expense	—	—	1,649	—	—	—	1,649
Net income	—	—	—	—	—	19,599	19,599
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year ended June 30,
	2022	2021	2020

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,599	$15,413	$7,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,771	1,697	1,495
Impairment of intangible asset	—	—	1,852
Unrealized loss on marketable securities	426	9	—
Provision for (recovery of) doubtful accounts	17	(100)	238
Change to inventory reserve	1,187	(79)	624
Deferred income taxes	(214)	337	(47)
Stock based compensation expense	1,649	435	583
Gain on extinguishment of debt	(3,904)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,154)	(5,049)	2,800
Inventories	(19,274)	8,794	(6,793)
Prepaid expenses and other current assets	(430)	(359)	(168)
Other assets	(103)	—	—
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	8,762	1,889	1,926
Net Cash Provided by Operating Activities	8,332	22,987	10,305
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,482)	(1,007)	(1,615)
Purchases of marketable securities	(81)	(5,422)	—
Net Cash Used in Investing Activities	(1,563)	(6,429)	(1,615)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	3,904
Proceeds from stock option exercises	155	—	80
Cash paid for purchase of treasury stock	—	—	(2,454)
Net Cash Provided by Financing Activities	155	—	1,530

Net increase in Cash and Cash Equivalents	6,924	16,558	10,220
CASH AND CASH EQUIVALENTS - Beginning	34,806	18,248	8,028
CASH AND CASH EQUIVALENTS - Ending	$41,730	$34,806	$18,248
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$16	$18	$29
Income taxes paid	$2,168	$1,970	$749

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

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for all of our products may be affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend. The monthly recurring revenue, which is less susceptable to these fluctuations, allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products.

Our results for fiscal 2021 and 2022 reflect the increase in customer demand after the decrease in demand in fiscal 2020 resulting from the economic slowdown associated with this pandemic. While the Company believes this recovery will continue, there can be no assurances in the event of a return to building and construction restrictions that might result from a return to last year’s levels of COVID-19 cases.

Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Stock Split

In December 2021, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of the Company's common stock, payable to stockholders of record on December 20, 2021. The additional shares were distributed on January 4, 2022. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on stockholders’ equity as a result of the stock split. Upon distribution of the dividend, the total number of shares outstanding increased from 18,365,878 to 36,731,756.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management’s judgments associated with reserves for sales returns and allowances, allowance for doubtful accounts, overhead expenses applied to inventory, inventory reserves, valuation of intangible assets, share based compensation and income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of June 30, 2022 and 2021 due to their short-term maturities. Long-term debt and lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $63,000 of short-term time deposits at both June 30, 2022 and 2021, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2022 and 2021. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the years ended June 30, 2022 and 2021, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $243,000 and $226,000 as of June 30, 2022 and 2021, respectively. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

In addition, the Company records an inventory obsolescence reserve, which represents any excess of the cost of the inventory over its estimated realizable value. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, product life cycle, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated obsolescence percentage.

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

Changes in intangible assets are as follows (in thousands):

	June 30, 2022			June 30, 2021			June 30, 2020
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value	value	amortization	value
Customer relationships	$9,800	(9,143)	$657	$9,800	$(8,955)	$845	$9,800	$(8,732)	$1,068
Trade name	4,048	(405)	3,643	4,048	(202)	3,846	4,048	—	4,048
	$13,848	$(9,548)	$4,300	$13,848	$(9,157)	$4,691	$13,848	$(8,732)	$5,116

Amortization expense for intangible assets subject to amortization was approximately $391,000, $425,000 and $264,000 for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2023 - $361,000; 2024 - $336,000; 2025 - $315,000; 2026 - $297,000; and 2027 - $283,000. The weighted average remaining amortization period for intangible assets was 16.2 years and 16.9 years at June 30, 2022 and 2021, respectively.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

For product sales, the Company typically transfers control at a point in time upon shipment or delivery of the product. For monthly communication services the Company satisfies its performance obligation as the services are rendered over the course of the month and therefore recognizes revenue over the monthly period.

Typically timing of revenue recognition coincides with the timing of invoicing to the customers, at which time the Company has an unconditional right to consideration. As such, the Company typically records a receivable when revenue is recognized.

The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment for product sales is typically due within 30 and 180 days of the delivery date. Payment for monthly communication services is billed on a monthly basis and is typically due at the beginning of the month of service or in 30 days for customers with an open account.

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

The Company analyzes product sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for fiscal years ended June 30, 2022, 2021 and 2020 was $2,889,000, $1,306,000 and $1,722,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored research and development expense for the fiscal years ended June 30, 2022, 2021 and 2020 was $8,024,000, $7,620,000 and $7,257,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

				Weighted Average			Net Income per
	Net Income			Shares			Share
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Basic EPS	$19,599	$15,413	$7,795	36,725	36,696	36,888	$0.53	$0.42	$0.21
Effect of Dilutive Securities:
Stock Options	—	—	—	142	112	98	—	—	—
Diluted EPS	$19,599	$15,413	$7,795	36,867	36,808	36,986	$0.53	$0.42	$0.21

Options to purchase 214,109, 40,000 and 77,638 shares of common stock for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $1,649,000, $435,000 and $583,000 were recognized for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the fiscal years ended June 30, 2022, 2021 or 2020.

Comprehensive Income

For the fiscal years ended June 30, 2022, 2021 and 2020, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($428,000, $395,000 and $452,000 in the fiscal years ended June 30, 2022, 2021 and 2020, respectively) and classifies the costs associated with these sales in cost of sales ($1,425,000, $1,058,000 and $1,034,000 in the fiscal years ended June 30, 2022, 2021 and 2020, respectively).

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

Recently Issued Accounting Standards

Reference Rate Reform (ASC Topic 848)

In March 2020, the FASB issued authoritative guidance to provide optional relief for companies preparing for the discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”), which was expected to be phased out at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate.

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

Impact on consolidated financial statements – The Company is currently assessing the impact of applying this guidance on its existing leases and other arrangements, as well as when to adopt this guidance.

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

As of June 30, 2022 and 2021, the Company included refund liabilities of approximately $5,863,000 and $4,277,000, respectively, in current liabilities. As of June 30, 2022 and 2021, the Company included return-related assets of approximately $974,000 and $890,000, respectively, in other current assets.

As a percentage of gross sales, sales returns, rebates and allowances were 10%, 10% and 9% for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

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

	Fiscal year ended June 30,
	2022	2021	2020
Major Product Lines:
Intrusion and access alarm products	$49,606	$36,794	$31,310
Door locking devices	48,006	43,337	46,004
Services	45,981	33,904	24,045
Total Revenues	$143,593	$114,035	$101,359

The following table represents the allowance for doubtful accounts as of the respective years ending June 30:

	Balance at beginning of period	Charged to costs and expenses	Deductions/ (recoveries)	Balance at end of period
For the Year Ended June 30, 2020:
Allowance for doubtful accounts	$88	$238	$—	$326

For the Year Ended June 30, 2021:
Allowance for doubtful accounts	$326	$30	$(130)	$226

For the Year Ended June 30, 2022:
Allowance for doubtful accounts	$226	$17	$—	$243

NOTE 3 – Business and Credit Concentrations

An entity may be more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. The Company had one customer with an accounts receivable balance that comprised 22%, 19% and 24% of the Company’s accounts receivable at June 30, 2022, 2021 and 2020, respectively. Sales to this customer did not exceed 10% of net sales during fiscal years ended June 30, 2022, 2021 and 2020. The Company had another customer with an accounts receivable balance that comprised 11% of the Company’s accounts receivable at June 30, 2021. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The Company had another customer with an accounts receivable balance that comprised 10% of the Company’s accounts receivable at June 30, 2020. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The Company had another customer with an accounts receivable balance that comprised 16% and 12% of the Company’s accounts receivable at June 30, 2022 and 2021. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2022, 2021 and 2020.

NOTE 4 – Marketable Securities

Marketable securities include investments in fixed income mutual funds, which are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognize in the income statement for the year ended June 30, 2022 and 2021, are as follows (in thousands):

	Year ended June 30,
	2022	2021

Net gains recognized during the period on marketable securities	$81	$—
Less: Net gains recognized during the year on marketable securities sold during the period	—	—
Unrealized (losses) recognized during the reporting year on marketable securities still held at the reporting date	(426)	(9)
	$(345)	$(9)

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

The following tables summarize the Company’s investments (in thousands):

	June 30, 2022			June 30, 2021
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Marketable Securities	$5,504	5,068	$(436)	$5,422	$5,413	$(9)

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

For the years ended June 30, 2022 and 2021, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	June 30,	June 30,
	2022	2021
Component parts	$32,656	$17,245
Work-in-process	10,085	6,158
Finished product	7,045	8,297
	$49,786	$31,700

Classification of inventories, net of reserves:
Current	$40,781	$24,933
Non-current	9,005	6,767
	$49,786	$31,700

The following table represents the Inventory obsolescence and net realizable value inventory reserves as of the respective years ending June 30:

	Balance at beginning of period	Charged to costs and expenses	Deductions/ (recoveries)	Balance at end of period
For the Year Ended June 30, 2020:
Inventory obsolescence and net realizable value reserve	$2,289	$624	$—	$2,913

For the Year Ended June 30, 2021:
Inventory obsolescence and net realizable value reserve	$2,913	$—	$(79)	$2,834

For the Year Ended June 30, 2022:
Inventory obsolescence and net realizable value reserve	$2,834	$1,187	$—	$4,021

NOTE 6 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2022	June 30, 2021	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,480	7,416	3 to 5
Furniture and fixtures	3,030	2,813	5 to 10
Machinery and equipment	26,696	25,548	7 to 10
Building improvements	2,464	2,409	Shorter of the lease term or life of asset
	49,485	48,001
Less: accumulated depreciation and amortization	(41,546)	(40,165)
	$7,939	$7,836

Depreciation and amortization expense on property, plant, and equipment was approximately $1,380,000, $1,260,000 and $1,221,000 in fiscal 2022, 2021 and 2020, respectively.

NOTE 7 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Year ended June 30,
	2022	2021	2020
Current income taxes:
Federal	$2,161	$1,912	$1,765
State	300	265	418
	2,461	2,177	2,183
Deferred income tax provision	(214)	337	78
Provision for income taxes	$2,247	$2,514	$2,261

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30, (dollars in thousands):

	2022		2021		2020
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Tax at Federal statutory rate	$4,588	21.0%	$3,765	21.0%	$2,112	21.0%

Increases (decreases) in taxes resulting from:
Meals and entertainment	29	0.1%	29	0.2%	44	0.4%
State income taxes, net of Federal income tax benefit	238	1.1%	135	0.8%	122	1.2%
Foreign source income not subject to tax	(1,534)	(7.0)%	(1,647)	(9.2)%	(1,089)	(10.8)%
R&D Credit	(554)	(2.5)%	(523)	(2.9)%	(523)	(5.2)%
Foreign withholding tax	—	—%	205	1.1%	—	—%
Non-taxable debt extinguishment	(820)	(3.8)%	—	—%	—	—%
Uncertain Tax Positions	20	0.1%	312	1.7%	775	7.7%
IRS examination settlements	—	—%	—	—%	832	8.3%
Other, net	280	1.3%	238	1.3%	(12)	(0.1)%
Effective tax rate	$2,247	10.3%	$2,514	14.0%	$2,261	22.5%

Deferred tax assets and deferred tax liabilities at June 30, 2022 and 2021 are as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	2022	2021
Accounts receivable	$42	$43
Inventories	413	314
Accrued liabilities	454	374
Stock based compensation expense	179	102
Intangibles	(615)	(454)
Property, plant and equipment	(582)	(539)
Revenue reserves	466	393
Unrealized loss (gain) on marketable securities	90
Other deferred tax liabilities	(613)	(613)
	(166)	(380)
Valuation allowance	—	—
Net deferred tax liabilities	$(166)	$(380)

The Company has identified the United States and New York State as its major tax jurisdictions. Fiscal year 2018 and forward years are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

The Company was audited by the IRS for the fiscal year 2016. In July 2019, the Company received Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2016 tax year regarding deemed dividends based on its interpretation of Internal Revenue Code ("IRC") Section 956 arising from the intercompany balances on the books of the Company. In August 2019, the Company filed a formal protest with the IRS requesting an opportunity to appeal the examination findings to the Appeals Office. During fiscal year 2020, the Company settled the issue. There was a provision recorded for the federal and state impact of $762,000 and $70,000, respectively.

The Company was audited by the IRS for the fiscal year 2017. The Company received Form 4549-A, Income Tax Examination Changes from the IRS proposing an adjustment to income for the fiscal 2017 tax year regarding deemed dividends based on its interpretation under IRC Section 956 arising from the intercompany balances on the books of the Company. During the third quarter of fiscal 2021, the Company settled the issue and paid the IRS $399,000. The Company reported the results of the IRS exam to all the jurisdictions in which it files and paid taxes and interest totaling $97,000. Subsequent to the quarter end, the Company paid the IRS $68,000 for interest. None of the payments were recorded to expense in 2021, since liabilities had previously been established.

The IRS is currently auditing the Company’s Federal income tax return for the tax year ended June 30, 2020. As of June 30, 2022, the IRS has not communicated any material changes to the Company’s previously reported income tax returns and the Company has not established any reserves to uncertain matters as a result of the audit.

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of tax rates in foreign jurisdictions, state and local income taxes, tax benefit of R&D credits, certain nondeductible expenses, uncertain tax positions, audit settlements and global intangible low-taxed income ("GILTI").

During the year ending June 30, 2022, the Company increased its reserve for uncertain income tax positions by $25,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2022, the Company had accrued interest totaling $88,000 and $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company claims R&D tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Tax	Interest	Total
Balance of gross unrecognized tax benefits as of June 30, 2019	$125	$—	$125
Increase to unrecognized tax benefits resulting from deemed dividends for investments in US property	682	83	765
Increases to unrecognized tax benefits resulting from the generation of additional R&D credits	59	—	59
Balance of gross unrecognized tax benefits as of June 30, 2020	$866	$83	$949
Decrease to unrecognized tax benefits from deemed dividends for investments in US property	(3)	(20)	(23)
Decrease to unrecognized tax benefits resulting from the release of R&D credits due to the settled IRS audit	(185)	—	(185)
Balance of gross unrecognized tax benefits as of June 30, 2021	$678	$63	$741
Increase to unrecognized tax benefits from deemed dividends for investments in US property	—	25	25
Balance of gross unrecognized tax benefits as of June 30, 2022	$678	$88	$766

The Company plans to permanently reinvest a substantial portion of its foreign earnings and as such has not provided withholding tax on the permanently reinvested earnings. The Company has accrued $613,000 for withholding taxes on undistributed earnings that are not permanently reinvested. As of June 30, 2022, the Company had approximately $71.6 million of undistributed earnings of foreign subsidiaries.

NOTE 8 - Long-Term Debt

As of June 30, 2022 and 2021, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024. Additionally, as of June 30, 2021,the Company had term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program. The Payroll Protection Program Loans were entirely forgiven during first quarter of the fiscal year ending June 30, 2022.

Outstanding balances and interest rates as of June 30, 2022 and June 30, 2021 are as follows (dollars in thousands):

	June 30, 2022			June 30, 2021
	Outstanding	Interest Rate		Outstanding	Interest Rate
Revolving line of credit	$—	n/a		$—	n/a
Term loans	—	n/a	%	3,904	1%
	—			3,904
Less: current maturities	—			(2,386)
Long-term debt	$—			$1,518

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

During the fourth quarter of fiscal 2020, the Company received the proceeds of promissory notes dated between April 17, 2020 and May 7, 2020 (the "PPP Loan Agreement"), entered into between the Company and HSBC Bank USA N.A., as lender (the "Lender). Lender made the loans pursuant to the Paycheck Protection Program (the "PPP"), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the Small Business Association (“SBA”) implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time. Pursuant to the PPP Loan Agreement, the Lender made loans to the Company with an aggregate principal amount of $3,904,000 (the "PPP Loan"). The PPP Loan and related extinguishement was accounted for in accordance with ASC 470 “Debt”.

Pursuant to the CARES Act, the loans may be forgiven by the SBA. During the year ended June 30, 2022, the PPP Loans were forgiven, in their entirety, in accordance with guidelines set forth in the PPP loan documents. The Company recognized a gain on the extinguishment of debt during the fiscal year ended June 30, 2022 in the amount of $3,904,000 within the other (expense) income section in the accompanying condensed consolidated statements of income. The SBA reserves the right to audit PPP forgiveness applications for a period of six years from the date of forgiveness. It has indicated that it will audit all of those that are in excess of $2 million.

NOTE 9 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the fiscal years ended June 30, 2022, 2021 and 2020, the Company recorded non-cash compensation expense of $1,649,000, $435,000 and $583,000, respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2022, 523,080 stock options were outstanding, 176,752 stock options were exercisable and 1,138,920 stock options were available for grant under this plan. 338,000 options were granted under this plan during the year ended June 30, 2022.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021		2020
Risk-free interest rates	1.64%	n/a	%	.6% - 2.10%
Expected lives	6.18 Years	n/a		10 years
Expected volatility	43%	n/a	%	44% - 46%
Expected dividend yields	0%	n/a	%	0%

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

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2022		2021		2020
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	214,080	$9.59	235,680	$9.42	145,000	$5.51
Granted	338,000	$23.17	—	—	141,880	12.25
Forfeited/Lapsed	—	—	(13,000)	$6.91	(20,000)	9.92
Exercised	(29,000)	$5.45	(8,600)	$9.04	(31,200)	3.78
Outstanding, end of period	523,080	$18.59	214,080	$9.59	235,680	$9.42
Exercisable, end of period	176,752	$14.68	98,176	$8.07	70,000	$6.57
Weighted average fair value at grant date of options granted	$12.16		n/a		$6.72
Total intrinsic value of options exercised	$502,000		$65,000		$278,000
Total intrinsic value of options outstanding	$1,916,000		$1,840,000		$696,000
Total intrinsic value of options exercisable	$1,218,000		$993,000		$389,000

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2022:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$2.19 ‑ $24.75	523,080	8.42	$18.59	176,752	$14.68
	523,080	8.42	$18.59	176,752	$14.68

As of June 30, 2022, there was $2,489,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 338,000, 0 and 141,880 options were granted during the fiscal years ended June 30, 2022, 2021 and 2020, respectively. 1,000 of the 29,000 stock options exercised during the fiscal year ended June 30, 2022, were settled by exchanging 153 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 8,600 stock options exercised during the fiscal year ended June 30, 2021 were settled by exchanging 4,604 shares of the Company's common stock which were retired and returned to unissued status upon receipt. 7,200 of the 31,200 stock options exercised during the fiscal year ended June 30, 2020 were settled by exchanging 3,256 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. $155,000, $0 and $79,000 was received from the remaining option exercises for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods. The total grant date fair value of the options vesting during the fiscal years ended June 30, 2022, 2021 and 2020 under this plan was $1,040,000, $244,000 and $197,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2022, 20,400 stock options were outstanding, 11,280 stock options were exercisable and 0 stock options were available for grant under this plan. 9,600 options were granted under this plan during the year ended June 30, 2022.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021		2020
Risk-free interest rates	1.68%	n/a	%	1.6%
Expected lives	6.18 Years	n/a		10 years
Expected volatility	43%	n/a	%	44%
Expected dividend yields	0%	n/a	%	0%

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2022		2021		2020
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	12,000	$6.55	24,000	$5.15	20,400	$4.00
Granted	9,600	$22.93	—	—	3,600	11.68
Forfeited/Lapsed	—	—	(9,600)	$3.59	—	—
Exercised	(1,200)	$4.35	(2,400)	$4.35	—	—
Outstanding, end of period	20,400	$14.39	12,000	$6.55	24,000	$5.15
Exercisable, end of period	11,280	$8.92	6,240	$6.04	11,520	$4.18
Weighted average fair value at grant date of options granted	$12.58		n/a		$6.47
Total intrinsic value of options exercised	$19,000		$31,000		n/a
Total intrinsic value of options outstanding	$149,000		$140,000		$157,000
Total intrinsic value of options exercisable	$136,000		$76,000		$87,000

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	7.65	$14.39	11,280	$8.92
	20,400	7.65	$14.39	11,280	$8.92

As of June 30, 2022, there was $70,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 9,600, 0 and 3,600 options were granted during the fiscal years ended June 30, 2022, 2021 and 2020, respectively. 1,200 stock options exercised during the fiscal year ended June 30, 2022 were settled by exchanging 258 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 2,400 options exercised during the fiscal year ended June 30, 2021 were settled by exchanging 612 shares of the Company common stock which were retired and returned to unissued status upon receipt. No options were exercised during the fiscal year ended June 30, 2020. The actual tax benefit realized for the tax deductions from option exercises was $4,000, $6,000 and $0 in fiscal 2022, 2021 and 2020 respectively. The total grant date fair value of the options vesting during each of the fiscal years ended June 30, 2022, 2021 and 2020 under this plan was $39,000, $18,000 and $18,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2022, 89,000 stock options were outstanding, 45,040 stock options were exercisable and 0 stock options were available for grant under this plan. 23,500 options were granted under this plan during the year ended June 30, 2022.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021		2020
Risk-free interest rates	1.68%	n/a	%	1.60 - 1.80%
Expected lives	6.18 Years	n/a		10 years
Expected volatility	43%	n/a	%	44 - 45%
Expected dividend yields	0%	n/a	%	—%

The following table reflects activity under the 2018 Non-Employee plan for the fiscal year ended June 30,:

	2022		2021		2020
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	70,100	$11.93	96,800	$11.74	30,400	$8.10
Granted	23,500	$22.93	—	—	66,400	13.41
Forfeited/Lapsed	—	—	(23,500)	$11.68	—	—
Exercised	(4,600)	$10.43	(3,200)	$8.10	—	—
Outstanding, end of period	89,000	$14.91	70,100	$11.93	96,800	$11.74
Exercisable, end of period	45,040	$12.98	29,960	$11.68	24,480	$10.98
Weighted average fair value at grant date of options granted	$12.58		n/a		$7.55
Total intrinsic value of options exercised	$58,000		$29,000		n/a
Total intrinsic value of options outstanding	$561,000		$439,000		$110,000
Total intrinsic value of options exercisable	$354,000		$195,000		$40,000

The following table summarizes information about stock options outstanding under the 2018 Non- Employee Plan at June 30, 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	89,000	7.75	$14.91	45,040	$12.98
	89,000	7.75	$14.91	45,040	$12.98

As of June 30, 2022, there was $265,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 23,500, 0 and 66,400 options were granted during the fiscal years ended June 30, 2022, 2021 and 2020, respectively. 4,600 stock options exercised during the fiscal year ended June 30, 2022 were settled by exchanging 2,075 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 3,200 stock options exercised during the fiscal year ended June 30, 2021 were settled by exchanging 1,518 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. There were no options exercised during the fiscal year ended June 30, 2020. The actual tax benefit realized for the tax deductions from option exercises was $12,000, $6,000 and $0 in fiscal 2022, 2021 and 2020, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2022, 2021 and 2020 under this plan was $160,000, $133,000 and $133,000, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2022, 26,900 stock options were outstanding, 7,380 stock options were exercisable and 73,100 stock options were available for grant under this plan. 16,900 options were granted under this plan during the year ended June 30, 2022.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	1.68%	0.62%
Expected lives	6.18 Years	10
Expected volatility	43%	45%
Expected dividend yields	0%	0%

The following table reflects activity under the 2020 Non-Employee plan for the fiscal year ended June 30,:

	2022		2021
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	10,000	$11.40	—	—
Granted	16,900	$22.93	10,000	$11.40
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	26,900	$18.64	10,000	$11.40
Exercisable, end of period	7,380	$16.68	2,000	$11.40
Weighted average fair value at grant date of options granted	$12.58		$6.10
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$92,000		$68,000
Total intrinsic value of options exercisable	$37,000		$14,000

The following table summarizes information about stock options outstanding under the 2020 Non- Employee Plan at June 30, 2022:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $22.93	26,900	8.89	$18.64	7,380	$16.68
	26,900	8.89	$18.64	7,380	$16.68

As of June 30, 2022, there was $135,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan.16,900, 10,000 and 0 options were granted during the fiscal years ended June 30, 2022, 2021 and 2020, respectively. No options were exercised during the fiscal years ended June 30, 2022, 2021 and 2020. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2022, 2021 and 2020 under this plan was $55,000, $12,000 and $0, respectively.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the fiscal year ended June 30, 2022 and 2021, the Company did not repurchase any shares of its outstanding common stock. During the fiscal years ended June 30, 2020, the Company repurchased 144,405 shares of its outstanding common stock at a weighted average price of $17.00. Shares repurchased through June 30, 2022 are included in the Company’s Treasury Stock as of June 30, 2022, 2021 and 2020. Pursuant to the PPP Loan Agreement described in Note 8, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein.

On December 6, 2021, the Stockholders of the Company approved an amendment of the Company’s Certificate of Incorporation increasing the number of authorized shares the Company may issue to 100,000,000 shares of common stock at a $.01 par value per share.

In December 2021, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100% dividend of the Company’s common stock, payable to stockholder of record on December 20, 2021. The additional shares were distributed on January 4, 2022. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders’ equity as a result of the stock split.

During fiscal 2022, certain employees and Directors exercised stock options under the Company's 2012 Employee and Non-Employee and 2018 Non-employee Stock Option Plans totaling 34,800 shares. 6,800 of these exercises were completed as cashless exercises as allowed for under the Plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 2,486 and was based upon the per share price on the effective date of the option exercise.

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

NOTE 11 – Related Party Transaction

In December 2020, 5,333,064 shares of common stock were sold by the Company's President and Chairman in an underwritten secondary offering at the offering price of $13.00 per share, less underwriting discounts and commissions. The Company received no proceeds from the offering, but incurred $289,000 in offering expenses, which are recorded in selling, general, and administrative expenses in the accompanying condensed consolidated statements of income.

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with one or more years of service and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $191,000, $138,000 and $133,000 for the years ended June 30, 2022, 2021 and 2020, respectively.

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

For the fiscal year ended June 30, 2022 and 2021, cash payments against operating lease liabilities totaled $288,000 each year.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	70 Years
Weighted-average discount rate	3.55%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2022 (in thousands):

Year Ending June 30,	Amount
2023	$282
2024	272
2025	263
2026	254
2027	245
Thereafter	6,034
Total	$7,350

Operating lease expense totaled approximately $319,000, $316,000 and $315,000, for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Employment Agreements

As of June 30, 2022, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $872,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

The employment agreement with the SVP of Engineering expires in August 2024 and provides for an annual salary of $361,000, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination.

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

Financial Information Relating to Domestic and Foreign Operations

	Fiscal Year ended June 30,
	2022	2021	2020
Sales to external customers (1):
Domestic	$142,059	$112,618	$99,496
Foreign	1,534	1,417	1,863
Total Net Sales	$143,593	$114,035	$101,359

	2022	2021
Identifiable assets:
United States	$98,791	$90,941
Dominican Republic (2)	49,785	31,610
Total Identifiable Assets	$148,576	$122,551

(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (2022 = $38,755; 2021 = $20,712), operating lease assets (2022 = $7,350; 2021 = $7,393) and fixed assets (2022 = $3,253; 2021 = $3,208) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 15 – Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the consolidated financial statements.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected or is likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors is divided into three classes, the terms of which expire at the Annual Meetings of Stockholders after the fiscal years 2022, 2023 and 2024.

The names of, and certain information concerning, the Company’s directors are set forth below. Also set forth below is a description of the experience, qualifications, attributes or skills that caused the Nominating Committee and Board of Directors to determine that the person should serve as one of our directors.

Name and Age	Principal Occupation	Director Since

Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2022:

Richard L. Soloway (76)	Chairman of the Board of Directors, CEO, President and Secretary of the Company.	1972

Kevin S. Buchel (69)	Executive Vice President of Operations, CFO, and Treasurer of the Company.	1998

Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2023:

Andrew J. Wilder (70)	Certified Public Accountant. Partner of GR Reid Associates LLP, independent certified public accountants.	1995

Robert A. Ungar (66)	President of Robert A. Ungar Associates, Inc., lobbying, media and public relations services in public-sector areas including fire service, EMS and Public Safety	2020

Directors to serve until Annual Meeting of Stockholders following Fiscal Year 2024:

Paul Stephen Beeber (77)	Licensed Attorney in New York State.	2004

Rick Lazio (64)	Licensed Attorney. Senior Vice President of alliantgroup, LP since 2011, an international provider of specialty tax consulting services. Since 2019, Senior Vice President of Alliant Cybersecurity, a subsidiary of alliantgroup LP, that provides advisory services to businesses to protect against cyberattacks. Since 2012, Special Counsel to Jones Walker, LLP, a law firm of nearly 400 attorneys with offices throughout the United States. Former member of the United States House of Representatives from New York.	2020

Donna A. Soloway (73)

Ms. Soloway has been a columnist for several security industry publications since 1992 including Security Dealer and Security Distribution and Marketing (SDM). She also has served on the Board of Directors for the Security Industry Association (SIA) and several of its committees including the Show Planning Committee, the Awards Committee and the SAINTS Committee (Safety, Awareness and Independence through Security). She is also a Board member of the Alliance of the Guardian Angels, an international organization of crime prevention.
Ms. Soloway is the wife of Richard L. Soloway, the Chairman and President of the Company.

		2001

Mr. Beeber has been a Licensed Attorney in New York State since 1970, focusing on elder law, estate planning and real estate.

The Company believes Mr. Beeber provides practical and legal guidance, insight and perspective with regard to the operations and strategies of the Company and has a deep understanding of the Company as well as of its customer and supplier agreements.

Mr. Lazio is a licensed attorney. From 2011 to the present, Mr. Lazio has been a senior Vice President of alliantgroup, LP, an international provider of specialty tax consulting services. He has also served since January 2019 as Senior Vice President of Alliant Cybersecurity, a subsidiary of alliantgroup LP, which provides advisory services to protect businesses from the risks associated with cyberattacks. Mr. Lazio has also been Special Counsel to Jones Walker, LLP, a law firm with nearly 400 attorneys in 20 offices throughout the United States.

The Company believes that Mr. Lazio’s qualifications to serve as a director include his diverse background including his eight years in the US House of Representatives, where he served on the Budget, Banking and Commerce Committees and had joint jurisdiction over all financial services issues. In addition, Mr. Lazio, as the Senior VP of alliantgroup LLP, provides expertise in specialty tax consulting as well as consulting with regard to Cybersecurity.

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

Mr. Soloway has been the Company’s Chairman of the Board of Directors since October 1981, President and CEO since 1998, and Secretary since 1975.

The Company believes Mr. Soloway’s qualifications to serve as a director include his over forty years’ experience in the security industry and his broad knowledge and understanding of the Company and its operations derived from his forty-year service as its Chairman and twenty-two year service as its President and CEO.

Mr. Buchel has been Executive Vice President of Operations since October 2021, Senior Vice President of Operations and Finance from April 1995 to October 2021, CFO since April 1995 and Treasurer since May 1998.

The Company believes Mr. Buchel’s qualifications to serve as a director include his understanding of the Company and its operations derived from twenty-six years as our CFO and Senior Vice President of Operations and Finance and twenty-three years as Treasurer.

Mr. Wilder has been a partner of GR Reid Associates, LLP and its predecessor firm, independent certified public accountants, since 1990.

The Company believes Mr. Wilder’s qualifications to serve as a director include extensive experience in finance and financial reporting and his corporate governance experience. Our Board of Directors has determined that Mr. Wilder is an audit committee financial expert.

Mr. Ungar is the President of Robert A. Ungar Associates, Inc., Lobbying, Media and Public Relations Services.

The Company believes that Mr. Ungar’s qualifications to serve as a director include his diverse experience as an entrepreneur, his experience with various government departments, his experience as a lawyer, as well as his experience with the fire service industry.

Other Directorships

During the past five years, none of the directors has been a director of any company (other than the Company) which is subject to the reporting requirements of the Securities Exchange Act of 1934 or which is a registered investment company under the Investment Company Act of 1940.

DELINQUENT SECTION 16(a) REPORTS

Based solely on a review of the Forms 3, 4 and 5 furnished to the Company with respect to the most recent fiscal year and written representations of the reporting person (as defined below), no person, who at any time during such fiscal year, was an officer, director, beneficial owner of more than ten (10%) percent of any class of equity securities of the Company or any other person subject to Section 16 of the Securities Exchange Act of 1934 (“reporting person”), failed to file on a timely basis one or more reports during such fiscal year except as follows: Kevin Buchel, an officer, filed one late Form 4 reporting the award of options to purchase 100,000 shares of Common Stock of the Company. Richard Soloway, an officer, filed one late Form 4 reporting the award of options to purchase 100,000 shares of Common Stock of the Company. Michael Carrieri, an officer, filed one late Form 4 reporting the award of options to purchase 50,000 shares of Common Stock of the Company. Andrew Wilder, a director, filed one late Form 4 reporting the award of options to purchase 10,000 shares of Common Stock of the Company. Rick Lazio, a director, filed one late Form 4 reporting the award of options to purchase 10,000 shares of Common Stock of the Company. Robert Ungar, a director, filed one late Form 4 reporting the award of options to purchase 10,000 shares of Common Stock of the Company. Pauil Beeber, a director, filed three late Form 4’s. One reporting the award of options to purchase 10,000 shares of Common Stock of the Company, a second reporting an exercise of 3,000 shares of common stock of the Company and a third reporting an exercise of 1,600 shares of Common Stock of the Company.

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

Name and Age	Position and Office with the Company, Term of Office and Five-Year Employment History
Richard L. Soloway (76)	Chairman of the Board of Directors since October 1981; President and CEO since 1998; and Secretary since 1975.

Kevin S. Buchel (69)	Executive Vice President of Operations since October 2021; Senior Vice President of Operations and Finance from April 1995 to October 2021; CFO since April 1995; Treasurer since May 1998.

Michael Carrieri (64)	Senior Vice President of Engineering Development since May 2000; Vice President of Engineering Development from September 1999 to May 2000.

Stephen M. Spinelli (52)	Senior Vice President of Sales since April 2020; from January 2015 to April 2020, a director of sales for Nortek Security and Control, LLC (formerly Linear, LLC).

COMPENSATION DISCUSSION & ANALYSIS

This Compensation Discussion and Analysis explains the objectives, strategy and features of our executive compensation program and it describes how the compensation of our executive officers aligns with our corporate objectives and shareholder interests.

Compensation Program Objective

The objective of our executive compensation program is to allow us to successfully retain and motivate executives who enable us to achieve short-term and long-term growth and operational excellence.

Oversight of Our Executive Compensation Program

The Compensation Committee of the Board of Directors (the “Committee”) assists the Board in discharging its responsibilities relating to compensation of the Chief Executive Officer and other executive officers and oversees the executive compensation program.

All of the members of the Compensation Committee have been determined to be independent under applicable NASDAQ and SEC rules.

The Committee’s responsibilities are detailed in its charter, which can be found at www.napcosecurity.com

The Company’s CEO participates in the Compensation Committee’s meetings and provides input into compensation decisions at the Compensation Committee’s request. In particular, the Company’s CEO participates by making recommendations on NEO compensation and input on objectives (other than for himself). The CEO’s compensation is determined solely by the Compensation Committee. The Committee’s process includes executive sessions where the Committee meets alone, without the presence of management.

The Use of Compensation Survey Data and Peer Companies

During fiscal year 2022, the Compensation Committee did not conduct any formal competitive pay benchmarking. Instead, the competitiveness of the pay offered to the executive officer was based on existing employment agreements and compensation packages, the recommendations of the Chief Executive Officer, and the business experience of members of the Compensation Committee.

Components of the Executive Compensation Program-Description of Elements and Evaluation Process

The named executive officers, including our Chief Executive Officer, have a compensation program that includes the following components:

◾	Base salary
◾	Annual incentives
◾	Long-term incentives in the form of stock options awards
◾	Employee benefits
◾	Perquisites

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

The following describes the general purpose of each element of compensation and how the Committee made fiscal year 2022 pay decisions from such element.

Base Salaries. Base salaries are used to compensate each of our executives for their positions and levels of responsibility. Each of Messrs. Soloway and Carrieri have employment agreements, which provide for a minimum base salary and, in the case of Mr. Soloway, a minimum annual cost-of-living adjustment. For fiscal year 2022, Messrs. Soloway and Carrieri’s salaries were determined pursuant to such Employment Agreements. Mr. Soloway recommended to the Committee the base salary for Mr. Carrieri.

Each of Mr. Buchel’s and Mr. Spinelli’s salary for the 2022 fiscal year was in an amount recommended by the CEO. The considerations entering into the determination by the CEO of the salary recommendation for each of Mr. Buchel and Mr. Spinelli were the CEO’s subjective evaluations of the ability and past performance of Mr. Buchel and the CEO’s judgment of their potential for enhancing the Company’s profitability. With respect to Mr. Buchel, his base salary was increased to reflect the increase in executive duties he assumed.

Annual Cash Incentives. The Committee’s policy is that named executive officers, other than the CEO, should receive short term incentive compensation in the form of bonuses based on recommendations by the CEO who may base such determinations on targets established for the named executive officers. For fiscal year 2022, based on the CEO’s recommendation, each named executive officer (including the CEO) received a cash bonus that was not based on attaining any targets but was based, in part, on the Company’s increase in revenues and profitability.

Long-term Incentive Awards. The purpose of the granting of stock options is to retain the services of the named executive officers and our key employees and encourage them to improve our operating results and to become shareholders of the Company, all of which is intended to result in increased shareholder value.

The Committee’s policy is generally to grant options to the named executive officers other than the CEO under the Company’s Stock Option Plans after consideration of the amounts recommended periodically by the CEO. The recommendations of the CEO for option grants reflect the subjective judgment of the CEO of the performance of such executives and the potential benefit to the Company from the grant of this form of incentive compensation. 388,000 stock options were granted during fiscal year 2022.

Employee Benefits, Perquisites and Other Personal Benefits. As a general rule, we do not provide special benefits to senior executives and the named executive officers participate in the same plans – including term life insurance, health and disability insurance – available to all salaried employees. We do, however, pay the premiums on life insurance policies for the benefit of each of the named executive officers and on health insurance policies for the benefit of Mr. Soloway. See footnote to the Summary Compensation Table.

We offer one retirement plan, a qualified profit sharing 401(k) plan to all employees, including the named executive officers that matches 50% of an employee’s contribution up to the first 3% of the employee’s salary subject to an overall dollar cap.

We have provided certain perquisites to the named executive officers, as summarized in footnotes 2 and 3 to the “Summary Compensation Table.”

IRC Section 162(m). Under Section 162(m) of the Internal Revenue Code ("Section 162(m)"), compensation paid to each of the Company’s "covered employees" that exceeds $1 million per taxable year is generally non-deductible unless the compensation qualifies for certain exceptions that are not applicable to the Company.

Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for our named executive officers in a manner consistent with the goals of our executive compensation program and the best interests of our Company and our stockholders, which may include providing for compensation that is not deductible by us due to the deduction limit under Section 162(m).

Employment Agreements

Change in Control, Severance Agreements. Under Mr. Soloway’s Employment Agreement, if during its term there should be a change in control, then Mr. Soloway is entitled to terminate his employment and is entitled to receive a termination payment equal to 299% of the average of the prior five calendar years’ compensation, subject to certain limitations. If the Company terminates Mr. Soloway’s employment other than for Cause, as defined, or if Mr. Soloway terminates his employment with the Company for Good Reason, as defined, the Company shall pay a lump sum payment equal to (i) Mr. Soloway’s annual base salary plus the bonus paid for the prior fiscal year multiplied by (ii) the greater of the number of years or portion thereof remaining in the term of the Agreement or three years.

The agreement with Mr. Carrieri provides for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment of the officer without cause. In addition, the Company has a severance agreement with Kevin S. Buchel providing for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause.

We believe these changes in control and severance arrangements help to retain these executive talents by providing them with a sense of commitment by the Company to them.

Code of Ethics

We have adopted a Code of Ethics which applies to our senior executive and financial officers, among others. The Code is posted on our website, www.napcosecurity.com, under the “Investors – Corporate Governance” caption. We intend to make all required disclosures regarding any amendment to, or waiver of, a provision of the Code of Ethics for senior executive and financial officers by posting such information on our website.

Audit Committee

The Company has a standing Audit Committee. It is responsible for retaining, evaluating and, if appropriate, recommending the termination of the Company’s independent auditors. The Audit Committee assists the Board in oversight of (1) the integrity of the Company’s financial statements, (2) the Company’s independent auditor’s qualifications and independence, and (3) the performance of the Company’s internal audit function and independent auditors. In addition, the Committee renders its report for inclusion in the Company’s annual proxy statement.

The Audit Committee has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. The Audit Committee held six meetings in fiscal year 2022. The Audit Committee is vested with authority to approve any related party transaction. The current members of the Audit Committee are Andrew J. Wilder (Chairman), Paul Stephen Beeber and Robert A. Ungar, each of whom meets the NASDAQ Listing Standards for the independence of audit committee members. The Board has determined that Andrew Wilder is an audit committee financial expert.

The committee charter of the Audit Committee is set forth in the “Investors” section of the Company’s website, www.napcosecurity.com.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The total fiscal year 2022 compensation of non-employee Directors is shown in the following table.

Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Paul Stephen Beeber	$50,000	$68,060	—	$118,060

Donna A. Soloway	$45,000	$68,060	—	$113,060

Andrew J. Wilder	$55,000	$68,060	—	$123,060

Robert A. Ungar	$50,000	$45,764	—	$95,764

Rick Lazio	$50,000	$47,611	—	$97,611
(1)	Each director who is not an employee receives a fee for each Board of Directors meeting. Mr. Wilder, as Chairman of the Audit Committee, receives $11,000 for each meeting. Ms. Soloway is not a member of any committee and receives $9,000 for each meeting. All other directors, as members of the various committees, receive $10,000 for each meeting.
(2)	Amounts reflect the share-based compensation expense recognized by the Company in the year ended June 30, 2022, in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 8 to the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended June 30, 2022.

(3)	At June 30, 2022, each of Ms. Soloway and Mr. Wilder held outstanding options to purchase 37,100 shares of Common Stock of the Company, of which 21,300 were vested at June 30, 2022; Mr. Beeber held outstanding options to purchase 24,100 shares of Common Stock of the Company, of which 8,300 were vested at June 30, 2022; Mr. Ungar held outstanding options to purchase 18,000 shares of common stock of which 6,800 were vested; and Mr. Lazio held outstanding options to purchase 20,000 shares of common stock of which 6,000 were vested.

EXECUTIVE COMPENSATION

Compensation Committee

The Compensation Committee assists the Board in discharging its responsibilities relating to compensation of the Company’s executive officers. The Compensation Committee determines the compensation of the Company’s Chief Executive Officer and the other named executive officers. The Chief Executive Officer makes recommendations on our executive compensation program and the compensation of our named executive officers. In addition, the Committee determines individuals to be granted options under the 2012 Employee Stock Option Plan, the number of options awarded and the term of the options and interprets provisions of such plan.

The current members of the Compensation Committee are Paul Beeber (Chairman), Andrew J. Wilder, and Rick Lazio, each of whom meets the NASDAQ Listing Standards for independence for Compensation Committee members

The Compensation Committee held 2 meetings in fiscal year 2022.

The Chief Executive Officer typically attends meetings of the Committee. The Committee’s process includes executive sessions where the Committee meets without the presence of the Chief Executive Officer. Neither the Committee nor the Company has engaged a compensation consultant.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2022, Messrs. Beeber (since August 2020), Wilder and, Lazio (since 2020) served as members of our Compensation Committee. No member of the Compensation Committee was an employee or officer of the Company during fiscal year 2022, a former officer of the Company, or had any other relationship with us requiring disclosure herein.

During the fiscal year 2022, none of our executive officers served as a member of the Board of Directors or committee thereof of any other entity.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors hereby reports as follows:

1.	The Compensation Committee has reviewed, and discussed with management, the Company’s Compensation Discussion & Analysis (“CD&A”) appearing above.
2.	Based on the review and discussions referred to in paragraph 1 above, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2022 to be filed with the Securities and Exchange Commission.
The Compensation Committee:

Paul Beeber (Chairman)
Andrew J. Wilder
Rick Lazio

The foregoing report of the Compensation Committee shall not be deemed to be soliciting material, to be filed with the SEC or to be incorporated by reference into any of our previous or future filings with the SEC, except as otherwise explicitly specified by us in any such filing.

The Summary Compensation Table below sets forth compensation information for our Chief Executive Officer and our three most highly compensated executive officers during fiscal years 2022, 2021 and 2020 of the Company.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Richard L. Soloway, (3) Chairman of the Board of	2022	853,223	453,390	367,468	62,378	1,736,460
Directors, CEO, President and Secretary	2021	821,646	357,000	46,922	64,379	1,289,947
	2020	790,045	199,500	82,155	63,672	1,135,372

Kevin S. Buchel, (4) Executive Vice President	2022	461,410	158,750	395,626	15,460	1,031,246
of Operations , CFO and Treasurer	2021	448,237	125,000	52,978	14,945	641,160
	2020	369,198	70,000	86,242	14,386	539,826

Michael Carrieri, Senior Vice President of	2022	356,230	158,750	196,329	13,101	724,410
Engineering Development	2021	341,502	125,000	27,098	11,145	504,745
	2020	329,568	70,000	47,422	12,991	459,981

Stephen Spinelli, Senior Vice President of Sales	2022	260,001	125,000	62,509	3,613	453,823
	2021	250,962	25,000	81,512	590	358,064
(1)	Amounts reflect compensation granted under discretionary bonus arrangements with each officer based on year over year increases in net sales for each of the fiscal years shown.
(2)	Amounts reflect the share-based compensation expense recognized by the Company in the fiscal years ended June 30, 2022, June 30, 2021, and June 30, 2020, in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 8 to the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended June 30, 2022.
(3)	All other compensation for Mr. Soloway for fiscal 2022 included payment of health and life insurance premiums of $36,146 and automobile expenses of $21,644. All other compensation for Mr. Soloway for fiscal 2021 included payment of health and life insurance premiums of $35,148 and automobile expenses of $25,569. All other compensation for Mr. Soloway for fiscal 2020 includes payment of health and life insurance premiums of $33,626 and automobile expenses of $29,897.
(4)	All other compensation for Messrs. Buchel, Carrieri and Spinelli includes payment of life insurance premiums and automobile expenses.

Outstanding Equity Awards at Fiscal Year-End

Option Awards

		Number of
	Number of	Securities
	Securities Underlying	Underlying		Option
	Unexercised Options	Unexercised Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Un-exercisable		($)	Date
Richard L. Soloway	6,000	—		4.813	12/14/2027
	12,800	3,200	(1)	8.080	10/1/2028
	9,600	6,400	(3)	16.795	10/27/2029
	20,000	80,000	(6)	24.745	10/18/2031

Kevin S. Buchel	2,000	—		4.375	12/14/2027
	1,600	1,600	(2)	7.345	10/1/2028
	4,800	3,200	(4)	15.270	10/27/2029
	12,000	8,000	(5)	11.675	2/11/2030
	20,000	80,000	(6)	22.495	10/18/2031

Michael Carrieri	2,000	—		4.375	12/14/2027
	1,600	1,600	(2)	7.345	10/1/2028
	1,600	3,200	(4)	15.270	10/27/2029
	10,000	40,000	(7)	22.495	10/18/2031

Stephen Spinelli	23,952	35,928	(8)	10.020	4/29/30
(1)	Options as to 3,200 shares vest on December 15, 2022.
(2)	Options as to 1,600 shares vest on October 2, 2022.
(3)	Options as to 3,200 shares vest on October 28 in each of 2022 and 2023.
(4)	Options as to 1,600 shares vest on October 28 in each of 2022 and 2023.
(5)	Options as to 4,000 shares vest on February 12 in each of 2023 and 2024.
(6)	Options as to 20,000 shares vest on October 19 in each of 2022, 2023, 2024 and 2025.
(7)	Options as to 10,000 shares vest on October 19 in each of 2022, 2023, 2024 and 2025.
(8)	Options as to 11,976 shares vest on April 30 in each of 2023, 2024 and 2025.

Employment Agreements and Potential Payments Upon Termination or Change in Control

The Company has an employment agreement with each of Richard L. Soloway and Michael Carrieri. The agreement with Mr. Soloway, entered into on June 26, 2003, is for a five-year period, and then year to year unless notice of termination is given at least six months prior to the end of the then applicable term. The Agreement provides for a minimum annual salary to be adjusted for inflation and discretionary annual incentive compensation. Mr. Soloway’s agreement contains non-compete restrictions during his employment and for one year after termination for any reason. The agreement also provides for termination payments to Mr. Soloway upon death, disability, termination by the Company other than for Cause, as defined, termination by Mr. Soloway for Good Reason, as defined, and termination by Mr. Soloway within twelve months of a change in control. In the event of death, the termination payment equals one year’s salary payable over one year plus a bonus calculated on a pro rata basis through the end of the fiscal quarter immediately preceding death. In the event of disability, the Company must pay Mr. Soloway an amount equal to 60% of his annual salary through the term of the agreement plus his bonus on a pro rata basis through the end of the fiscal quarter preceding the sixth month of his disability. In the event the Company terminates Mr. Soloway other than for Cause or if Mr. Soloway terminates for

Good Reason, the Company must pay Mr. Soloway, in a lump sum, an amount equal to three times his annual salary plus the bonus paid to him for the year prior to his termination. If during the term there should be a change in control, then Mr. Soloway is entitled to terminate his employment, and the Company is required to pay him, an amount equal to 299% of the average of the prior five calendar years’ total compensation, subject to certain limitations. The Company’s option plans provide for the accelerated vesting of unvested options upon a change in control.

Under such agreement, had Mr. Soloway’s employment terminated on June 30, 2022 on account of (i) death, (ii) disability or (iii) by the Company other than for Cause, or by Mr. Soloway for Good Reason, the Company would have been required to pay him $1,306,613, $511,934 and $3,919,840, respectively.

Had Mr. Soloway’s employment terminated on June 30, 2021 after a change of control, the Company would have been required to pay him $3,777,112 pursuant to his employment agreement. In addition, assuming a change of control on June 30, 2022, vesting of options to purchase 89,600 shares of Common Stock of the Company would have been accelerated. The value of such accelerated options would have been $64,320 based upon the closing price per share of $20.59 of the Company’s Common Stock on the NASDAQ Global Market on June 30, 2022.

Mr. Carrieri’s agreement, as amended, terminates in August 2024 and provides for an annual salary of $361,000. Mr. Carrieri’s agreement, as amended, provides for payment equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or for any reason within three months of a change in control of the Company. Had either of such events occurred on June 30, 2022, the Company would have been required to pay him $267,173.

In addition, the Company has a severance agreement with Kevin S. Buchel providing for payments equal to nine months of salary and six months of health insurance in the event of a non-voluntary termination of employment without cause or for any reason upon a change of control of the Company. Had Mr. Buchel’s employment been terminated on June 30, 2022 non-voluntarily without cause, the Company would have been required to pay him $349,666 pursuant to such severance agreement.

In the event of a change of control on June 30, 2022, vesting of options to purchase 92,800 and 44,800 shares of Common Stock of the Company would have accelerated for Messrs. Buchel and Carrieri, respectively. The value of such accelerated options would have been $109,536 and $38,216 for Messrs. Buchel and Carrieri, respectively, based on a closing price of $20.59 per share of the Company’s Common Stock on the NASDAQ Global Market on June 30, 2022.

Each of the agreements with Mr. Carrieri and Mr. Buchel contains non-compete restrictions for three years after the employee’s termination of employment.

CEO Pay Ratio - 2022

The 2022 annual total compensation of our CEO was $1,736,460, the 2022 annual total compensation of our median compensated employee was $2,566 and the ratio of these amounts is 639 to 1.

We determined our median compensated employee by using base salary, bonuses, commissions, and grant date fair value of equity awards granted to employees in fiscal 2022. We applied this measure to our global employee population as of June 30, 2022, the last day of our 2022 fiscal year, and annualized base salaries for permanent full-time and part-time employees that did not work the full year. The global employee population utilized to identify the median employee used in the calculation includes the Company’s employees in the Dominican Republic, which make up a majority of employees of the Company and typically have lower compensation than those employees located in the United States.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Equity Compensation Plan Information as of June 30, 2022 is included in Item 5.

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table, together with the accompanying footnotes, sets forth information as of August 22, 2022, regarding the beneficial ownership (as defined by the Securities and Exchange Commission) of Common Stock of the Company of (a) each person known by the Company to own more than five percent of the Company’s outstanding Common Stock, (b) each director of the Company (c) each executive officer named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group.

	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership (1)	Common Stock (2)
Richard L. Soloway c/o the Company 333 Bayview Avenue Amityville, NY 11701	7,341,052	19.98%
Kevin S. Buchel	315,846	*
Andrew J. Wilder	88,736	*
Michael Carrieri	45,840	*
Donna A. Soloway	31,162	*
Stephen Spinelli	24,952	*
Paul Stephen Beeber	13,767	*
Rick Lazio	10,000	*
Robert A. Ungar	8,800	*
All named executive officers and directors as a group (10 in number)(3)	7,880,155	21.45%

*             Less than 1%

(1)	This number includes the number of shares that a person has a right to acquire within sixty (60) days (R. Soloway – 73,600, Buchel – 63,040, Wilder – 23,300 Carrieri – 27,840, D. Soloway – 23,300, Spinelli – 24,952, Beeber – 10,300, Lazio – 10,000 and Ungar – 8,800).
(2)	Percentages for each person or the group are computed on the basis of 36,734,482 shares of Common Stock outstanding on June 30, 2022, plus the number of shares that such person or group has the right to acquire within sixty (60) days. Except as otherwise noted, persons named in the table and footnotes have sole voting and investment power with respect to all shares of Common Stock reported as beneficially owned by them.
(3)	This number of shares includes (i) 7,615,023 shares as to which officers and directors have sole voting and investment power, and (ii) 265,132 shares that officers and directors have the right to acquire within sixty (60) days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of Directors

The Board currently consists of seven directors, four of whom the Board has affirmatively determined have no relationship with the Company or its subsidiaries which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are independent as defined by the applicable NASDAQ Listing Standards. The four independent directors are Paul Stephen Beeber, Rick Lazio, Robert A. Ungar and Andrew J. Wilder.

Board Leadership Structure

The Board does not have a policy as to whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate. The Board believes that it should be free to make a choice on the leadership structure of the Board from time to time in any manner that is in the best interests of the Company and its stockholders. Currently, and since 1998, Mr. Soloway has served as the Chairman of the Board, CEO and President.

The Board of Directors has not elected a Lead Independent Director.

Board Oversight of Risk

The Company faces a variety of risks including strategic and operational risks, financial and liquidity risks, compliance risks and financial reporting risks. The Board exercises its oversight of the Company’s risks through regular reports to the Board from the Chief

Executive Officer, and other members of management on areas of material risk, actions and strategies to mitigate those risks and the effectiveness of those actions and strategies.

In addition, the Board oversees risk through oversight by the Audit Committee. The Audit Committee discusses with management the Company’s policies with respect to risk assessment and risk management, including the Company’s financial risk exposures and the steps management has taken to monitor and control its risks.

Board Structure and Committee Composition

The Board maintains three standing committees: Audit, Compensation, and Nominating. Each Committee is composed entirely of independent directors as defined in the applicable NASDAQ Listing Standards. Members of the Audit and Compensation Committees were identified earlier. The Nominating Committee consists of Robert Ungar, Rick Lazio and Andrew Wilder.

During fiscal 2022, the Board held 8 meetings. Each director attended at least 75% of all Board meetings and meetings of committees of which such director was a member.

NAPCO maintains an “Investors” section on its website, www.napcosecurity.com, setting forth the Company’s committee charters for the Audit, Compensation and Nominating Committees.

Policy With Respect to Related Person Transactions

It is the Company’s policy, set forth in writing, not to permit any transaction in which the Company is a party and in which executive officers or directors, their immediate family members, or 5% shareholders have or will have a direct or indirect material interest unless approved by the Audit Committee of the Board of Directors, other than

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

The fees billed for professional services for fiscal years 2022, 2021 and 2020 by Baker Tilly, the Company’s independent registered public accountants, for professional services were as follows:

	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Audit Fees (1)	$351,500	$342,000	$322,500
Audit Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees (2)	$22,000	$19,000	$18,500
(1)	Includes audit of financial statements, SAS 100 reviews and consultations for 2022, 2021 and 2020, respectively and audit of internal controls for 2021, 2020 and 2019.
(2)	Includes services related to the audit of the Company’s employee benefit plan for the plan years ended December 31, 2022, 2021 and 2020, respectively.

The Audit Committee has considered whether the provision of the services described above under the headings “All Other Fees” is compatible with maintaining the auditor’s independence and determined that it is. In fiscal years 2022, 2021 and 2020, 100% of “All Other Fees” were approved by the Audit Committee.

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

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

B. Supplementary Financial Data

(a)3. and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June, 30 2011

Ex-3.(iii)	Second Amended and Restated By-Laws	Exhibit 10.3 to Report on Form 8-K (Commission file No. 0-10004) filed on September 8, 2020
Ex-3.(iv)	Amendment to the Amended and Restated Certificate of Incorporation	Exhibit 3.(iv) to Report on Form 8-K (Commission file No. 0-10004) filed on December 7, 2021
Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.02 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.03 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.04 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.05 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.06	Continuing General Security Agreement	Exhibit 4.06 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.07 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.08 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.09	Amendment No. 3 to Third Amended and Restated Credit Agreement	Item 1.01 (e) contained in Report on Form 8-K (Commission file No. 0-10004) dated June 28, 2016
Ex 4.10	Description of the Company’s Securities	E-17
*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008
*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.D	2018 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2018 for Annual Meeting of Stockholders to be held on December 11, 2018

*Ex-10.E	2020 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated April 13, 2020 for Annual Meeting of Stockholders to be held on May 21, 2020
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010
*Ex-10.M	Two (2) Year Extension, dated October 24, 2019, of Employment Agreement between the Registrant and Michael Carrieri	Exhibit 10.M to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2020
*Ex-10.N	Form of Indemnification Agreement adopted September 3, 2020	Exhibit 10.N to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2020
*Ex-10.O	Severance Agreement between the Registrant and Kevin S Buchel dated December 30, 2015	Exhibit 10.O to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2016
*Ex-10.P	Compensation Agreement between the Registrant and Stephen Spinelli dated April 6, 2020	E-24
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010
Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Auditors	E-19
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22
Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23
Ex-101.INS	Inline XBRL Instance Document **
Ex-101.SCH	Inline XBRL Taxonomy Extension Schema Document**
Ex-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
Ex-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

Ex-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
Ex-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
Ex-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 29, 2022

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ RICHARD SOLOWAY	Chairman of the Board of Directors,	August 29, 2022
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/ KEVIN S. BUCHEL	Executive Vice President	August 29, 2022
Kevin S. Buchel	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ PAUL STEPHEN BEEBER	Director	August 29, 2022
Paul Stephen Beeber

/s/ RICK LAZIO	Director	August 29, 2022
Rick Lazio

/s/ DONNA SOLOWAY	Director	August 29, 2022
Donna Soloway

/s/ ROBERT UNGAR	Director	August 29, 2022
Robert Ungar

/s/ ANDREW J. WILDER	Director	August 29, 2022
Andrew J. Wilder