Form 10-Q
period 2022-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2022-11-07
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ⌧ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: November 4, 2022

COMMON STOCK, $.01 PAR VALUE PER SHARE     36,744,755

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022
	(unaudited)	June 30, 2022

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$29,448	$41,730
Investments - other	10,008	—
Marketable securities	4,943	5,068
Accounts receivable, net of allowance for doubtful accounts of $216 and $243 as of September 30, 2022 and June 30, 2022, respectively	21,342	29,218
Inventories, net	52,055	40,781
Income tax receivable	379	—
Prepaid expenses and other current assets	2,840	2,838
Total Current Assets	121,015	119,635
Inventories - non-current, net	11,782	9,005
Property, plant and equipment, net	7,920	7,939
Intangible assets, net	4,210	4,300
Deferred income taxes	251	—
Operating lease asset	6,046	7,350
Other assets	374	347
TOTAL ASSETS	$151,598	$148,576

CURRENT LIABILITIES
Accounts payable	$13,440	$11,072
Accrued expenses	7,907	9,489
Accrued salaries and wages	2,633	4,064
Accrued income taxes	—	1,868
Total Current Liabilities	23,980	26,493
Deferred income taxes	—	166
Accrued income taxes	1,067	1,058
Long term operating lease liabilities	5,836	7,068
TOTAL LIABILITIES	30,883	34,785
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of September 30, 2022 and June 30, 2022; 39,636,677 and 39,628,197 shares issued; and 36,742,962 and 36,734,482 shares outstanding, respectively	396	396
Additional paid-in capital	20,527	20,005
Retained earnings	119,313	112,911
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	120,715	113,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,598	$148,576

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended September 30,
	2022	2021

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$25,687	$20,827
Service revenues	13,806	10,224
	39,493	31,051
Cost of sales:
Equipment related expenses	19,665	16,172
Service-related expenses	1,661	1,423
	21,326	17,595

Gross Profit	18,167	13,456

Operating expenses:
Research and development	2,428	1,931
Selling, general, and administrative expenses	8,490	7,346
Total Operating Expenses	10,918	9,277

Operating Income	7,249	4,179

Other (expense) income:
Interest and other (expense) income, net	(103)	17
Gain on extinguishment of debt	—	3,904
Income before Provision for Income Taxes	7,146	8,100
Provision for Income Taxes	744	348
Net Income	$6,402	$7,752

Income per share:
Basic	$0.17	$0.21
Diluted	$0.17	$0.21

Weighted average number of shares outstanding:
Basic	36,762,000	36,700,000
Diluted	36,990,000	36,844,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Three months ended September 30, 2022 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791
Net income	—	—	—	—	—	6,402	6,402
Stock-based compensation expense	—	—	477	—	—	—	477
Stock options exercised	8,480	—	45	—	—	—	45
Balances at September 30, 2022	39,636,677	$396	$20,527	(2,893,715)	$(19,521)	$119,313	$120,715

	Three months ended September 30, 2021 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2021	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$93,312	$92,388
Net income	—	—	—	—	—	7,752	7,752
Stock-based compensation expense	—	—	89	—	—	—	89
Stock options exercised	5,000	—	16	—	—	—	16
Balances at September 30, 2021	39,600,883	$396	$18,306	(2,893,715)	$(19,521)	$101,064	$100,245

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,402	$7,752
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	457	438
Gain on disposal of fixed asset	(15)	—
Interest (income) on other investments	(8)	—
Unrealized loss (gain) on marketable securities	153	(3)
Provision for (recovery of) doubtful accounts	(27)	—
Change to inventory reserve	71	—
Deferred income taxes	(417)	21
Stock based compensation expense	477	89
Gain on extinguishment of debt	—	(3,904)
Changes in operating assets and liabilities:
Accounts receivable	7,903	2,738
Inventories	(14,121)	(1,824)
Prepaid expenses and other current assets	(2)	540
Income tax receivable	(379)	—
Other assets	(27)	(89)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(2,432)	(2,295)
Net Cash (Used in) Provided by Operating Activities	(1,965)	3,463
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(372)	(522)
Proceeds from disposal of fixed asset	38	—
Purchases of marketable securities and other investments	(10,028)	(19)
Net Cash Used in Investing Activities	(10,362)	(541)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	45	16
Net Cash Provided by Financing Activities	45	16

Net (decrease) increase in Cash and Cash Equivalents	(12,282)	2,938
CASH AND CASH EQUIVALENTS - Beginning	41,730	34,806
CASH AND CASH EQUIVALENTS - Ending	$29,448	$37,744
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4	$4
Income taxes paid	$3,398	$2,169

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2022

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2022 and 2021 due to their short-term maturities. Long-term debt and lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents

Cash and cash equivalents include approximately $5,066,000 and $63,000 of short-term time deposits at September 30, 2022 and June 30, 2022, respectively. The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. During the three months ended September 30, 2022, the Company purchased three certificate of deposits totaling $15,000,000. One certificate of deposit with a original maturity of three months has been included in cash and cash equivalents while two with original maturities greater than three months have been included in investments - other. Certificate of deposits are recorded at the original cost plus accrued interest. As of September 30, 2022 and June 30, 2022, the Company included $5,003,000 and $0, respectively, of certificate of deposits within Cash and Cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2022 and June 30, 2022. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Investments – other

The Company classifies certificates of deposit with an original maturity greater than three months as investments - other. Certificate of deposits are recorded at the original cost plus accrued interest. As of September 30, 2022 and June 30, 2022, the Company included $10,008,000 and $0, respectively, of certificate of deposits within investments - other.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company would record an impairment charge if the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the three months ended September 30, 2022, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for doubtful accounts of $216,000 and $243,000 as of both September 30, 2022 and June 30, 2022. Our reserves for doubtful accounts are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	September 30, 2022			June 30, 2022
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	(9,183)	$617	$9,800	(9,143)	$657
Trade name	4,048	(455)	3,593	4,048	(405)	3,643
	$13,848	$(9,638)	$4,210	$13,848	$(9,548)	$4,300

Amortization expense for intangible assets subject to amortization was approximately $90,000 and $98,000 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2023 - $361,000; 2024 - $336,000; 2025 - $315,000; 2026 - $297,000; and 2027 - $283,000. The weighted average remaining amortization period for intangible assets was 16.0 years and 16.2 years at September 30, 2022 and June 30, 2022, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2022 and 2021 was $754,000 and $1,086,000, respectively.

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored R&D expense for the three months ended September 30, 2022 and 2021 was $2,428,000 and $1,931,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2022	2021	2022	2021	2022	2021
Basic EPS	$6,402	$7,752	36,762	36,700	$0.17	$0.21
Effect of Dilutive Securities:
Stock Options	—	—	228	144	—	—
Diluted EPS	$6,402	$7,752	36,990	36,844	$0.17	$0.21

Options to purchase 62,500 and 0 shares of common stock were excluded for the three months ended September 30, 2022 and 2021, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $477,000 and $89,000 were recognized for the three months ended September 30, 2022 and 2021, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three months ended September 30, 2022 or 2021.

Comprehensive Income

For the three months ended September 30, 2022 and 2021, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

Segment Reporting

The Company’s reportable operating segments are determined based on the Company’s management approach. The management approach is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company’s results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical data in Note 13.

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($112,000 and $106,000 in the three months ended September 30, 2022 and 2021, respectively); and classifies the costs associated with these sales in cost of sales ($394,000 and $333,000 in the three months ended September 30, 2022 and 2021, respectively).

Leases

The Company records lease assets and correspoinding lease liabilities for the operating lease on our Consolidated Balance Sheets, excluding short-term leases (leases with terms of 12 months or less) as described under ASU No. 2016-02, Leases (Topic 842). Lease payments are discounted using a third-party secured incremental borring rate based on information available at lease commencement. The Company analyzes whether or not amendments to existing leases classify as a Lease Modification or a full or partial termination of the existing lease. See Note 12 – Commitments and Contingencies; Leases for additional accounting policies and disclosures.

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

Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which requires financial assets measured at amortized cost, such as our trade receivables, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectations for each pool of similar financial assets. ASU 2016-13 becomes effective for the Company beginning in the quarter ended September 30, 2023. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

As of September 30, 2022 and June 30, 2022, the Company included refund liabilities of approximately $4,242,000 and $5,863,000, respectively, in current liabilities. As of September 30, 2022 and June 30, 2022, the Company included return-related assets of approximately $987,000 and $974,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 5% and 8% for the three months ended September 30, 2022 and 2021, respectively.

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

	Three months ended September 30,
	2022	2021
Major Product Lines:
Intrusion and access alarm products	$13,532	$9,796
Door locking devices	12,155	11,031
Services	13,806	10,224
Total Revenues	$39,493	$31,051

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised of 15% and 16% as of September 30, 2022 and June 30, 2022. Sales to this customer did not exceed 10% of net sales during the three months ended September 30, 2022 and 2021, respectively. The Company had another customer with an accounts receivable balance of 24% and 22%  as of September 30, 2022 and June 30, 2022. Sales to this customer were 11% and 14% for the three months ended September 30, 2022 and 2021, respectively.

NOTE 4 – Marketable Securities

The Company’s marketable securities include investments in fixed income mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds, and are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three ended September 30, 2022 and 2021, are as follows (in thousands):

	Three months ended September 30,
	2022	2021

Net gains recognized during the period on marketable securities	$—	$—
Less: Net gains recognized during the period on marketable securities sold during the period	—	—
Unrealized (losses) recognized during the reporting period on marketable securities still held at the reporting date	(153)	3
	$(153)	$3

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

The following tables summarize the Company’s investments at September 30, 2022 and June 30, 2022, respectively (in thousands):

	September 30, 2022			June 30, 2022
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds - Level 1	$5,531	4,943	$(588)	$5,504	$5,068	$(436)

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	September 30,	June 30,
	2022	2022
Component parts	$42,098	$32,656
Work-in-process	10,403	10,085
Finished product	11,336	7,045
	$63,837	$49,786

Classification of inventories, net of reserves:
Current	$52,055	$40,781
Non-current	11,782	9,005
	$63,837	$49,786

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2022	June 30, 2022	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,495	7,480	3 to 5
Furniture and fixtures	3,082	3,030	5 to 10
Machinery and equipment	26,832	26,696	7 to 10
Building improvements	2,557	2,464	Shorter of the lease term or life of asset
	49,781	49,485
Less: accumulated depreciation and amortization	(41,861)	(41,546)
	$7,920	$7,939

Depreciation and amortization expense on property, plant, and equipment was approximately $367,000 and $340,000 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 7 - Income Taxes

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, global intangible low-taxed income (“GILTI”), tax benefit of R&D credits, and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition de-recognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

For the three months ended September 30, 2022 and September 30,2021, the Company recognized net income tax expense of $744,000 and $348,000, respectively. During the three months ended September 30, 2022, the Company’s reserve for uncertain income tax positions increased by $12,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of Septemebr 30, 2022, the Company had accrued interest totaling $100,000, as well as $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the three months ended September 30, 2022, additional interest expense was accrued for in the amount of $12,000. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2022, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

In January 2022, the Company received a letter from the IRS (“IRS”) notifying it that the IRS would be examining the Company’s income tax return for fiscal year ended June 30, 2020. Management believes that its provision for income taxes for this period is adequate. However, the outcome cannot be predicted with certainty.

NOTE 8 - Long-Term Debt

As of September 30, 2022 and June 30, 2022, the Company had a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024.

Outstanding balances and interest rates as of September 30, 2022 and June 30, 2022 are as follows (dollars in thousands):

	September 30, 2022		June 30, 2022
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit:
Current maturities	$—	n/a	$—	n/a
Long-term debt	—	n/a	—	n/a
	$—		$—

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

Pursuant to the CARES Act, the loans may be forgiven by the SBA. During the year ended June 30, 2022, the PPP Loans were forgiven, in their entirety, in accordance with guidelines set forth in the PPP loan documents. The Company recognized a gain on the extinguishment of debt during the quarter ended September 30, 2021 in the amount of $3,904,000 within the other (expense) income section in the accompanying condensed consolidated statements of income. The SBA reserves the right to audit PPP forgiveness applications for a period of six years from the date of forgiveness. It has indicated that it will audit all of those that are in excess of $2 million.

NOTE 9 - Stock Option

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended September 30, 2022 and 2021, the Company recorded non-cash compensation expense of $477,000 ($0.01 per basic and diluted share) and $89,000 ($0.00 per basic and diluted share), respectively, relating to stock-based compensation.

2022 Employee Stock Option Plan

The Company’s Board of Directors approved a new Employee Stock Option Plan (“2022 Plan”) in August 2022. The 2022 Plan is subject to shareholder approval at the Company’s annual shareholder’s meeting in December 2022. The plan would authorize the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company’s common stock to be acquired by the holders of such awards. The terms of the 2022 Plan are substantially the same as those of the 2012 Employee Stock Option Plan. The 2022 Plan is intended to replace the 2012 Employee Stock Option Plan, which expires in 2022.

2012 Employee Stock Option Plan

In December 2012, the stockholders approved the 2012 Employee Stock Option Plan (the 2012 Employee Plan). The 2012 Employee Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,900,000 shares of the Company’s common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options, which are intended to qualify as incentive stock options (“ISOs”) or non-incentive stock options, to valued employees. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company’s outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2022, 555,380 stock options were outstanding, 183,852 stock options were exercisable and 1,101,420 stock options were available for grant under this plan.  No options may be granted under this plan after December 2022. 37,500 Options were granted during the three months ended September 30, 2022. There were no options granted during the three months ended September 30, 2021. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	3.03%	n/a
Expected lives	7.27 Years	n/a
Expected volatility	43%	n/a
Expected dividend yields	0%	n/a

The following table reflects activity under the 2012 Employee Plan for the three months ended September 30:

	2022		2021
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	523,080	$18.59	214,080	$9.59
Granted	37,500	$26.94	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	(5,200)	$8.64	(5,000)	$3.16
Outstanding, end of period	555,380	$19.25	209,080	$9.74
Exercisable, end of period	183,852	$15.26	97,976	$8.48
Weighted average fair value at grant date of options granted	$13.36		n/a
Total intrinsic value of options exercised	$107,000		$94,000
Total intrinsic value of options outstanding	$5,684,000		$2,467,000
Total intrinsic value of options exercisable	$2,586,000		$1,280,000

5,200 and 5,000 stock options were exercised during the three months ended September 31, 2022 and 2021, respectively. $45,000 and $16,000 cash was received from the option exercises during the three months ended September 30, 2022 and 2021, respectively. The actual tax benefit realized for the tax deductions from option exercises during the three months ended September 30, 2022 and 2021 was $0 for each period.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2022:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$2.99 ‑ $26.94	555,380	8.30	$19.25	183,852	$15.26
	555,380	8.30	$19.25	183,852	$15.26

As of September 30, 2022, there was $2,651,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 37,500 and 0 options were granted during the three months ended September 30, 2022 and 2021, respectively. 12,300 and 4,800 options vested during the three months ended September 30, 2022 and 2021, respectively. The total grant date fair value of the options vesting during the three months ended September 30, 2022 and 2021 under this plan was $129,000 and $29,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2022, 20,400 stock options were outstanding, 11,280 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three months ended September 30, 2022 and 2021. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	n/a	n/a
Expected lives	n/a	n/a
Expected volatility	n/a	n/a
Expected dividend yields	n/a	n/a

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30:

	2022		2021
		Weighted average			Weighted average
	Options	exercise price	Options		exercise price
Outstanding, beginning of year	20,400	$14.39		12,000	$6.55
Granted	—	—		—	—
Forfeited/Lapsed	—	—		—	—
Exercised	—	—		—	—
Outstanding, end of period	20,400	$14.39		12,000	$6.55
Exercisable, end of period	11,280	$8.92		6,240	$6.04
Weighted average fair value at grant date of options granted	n/a			n/a
Total intrinsic value of options exercised	n/a		$	n/a
Total intrinsic value of options outstanding	$300,000			$180,000
Total intrinsic value of options exercisable	$227,000			$97,000

No stock options were exercised during the three months ended September 30, 2022 or 2021. No cash was received from option exercises during either of the three months ended September 30, 2022 or 2021 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	7.40	$14.39	11,280	$8.92
	20,400	7.40	$14.39	11,280	$8.92

As of September 30, 2022, there was $64,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three months ended September 30, 2022 and 2021. No options vested during the three months ended September 30, 2022 and 2021.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2022, 82,700 stock options were outstanding, 38,740 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three months ended September 30, 2022 and 2021. No options may be granted under this plan after December 2028. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	n/a	n/a
Expected lives	n/a	n/a
Expected volatility	n/a	n/a
Expected dividend yields	n/a	n/a

The following table reflects activity under the 2018 Non-Employee Plan for the three months ended September 30:

	2022		2021
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	89,000	$14.91	70,100	$11.93
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	(6,300)	$14.41	—	—
Outstanding, end of period	82,700	$14.95	70,100	$11.93
Exercisable, end of period	38,740	$12.75	29,960	$11.68
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$99,000		n/a
Total intrinsic value of options outstanding	$1,169,000		$674,000
Total intrinsic value of options exercisable	$633,000		$295,000

6,300 and 0 options were exercised during the three months ended September 30, 2022 and 2021, respectively. The 6,300 options that were exercised during the three months ended September 30, 2022, were settled by exchanging 3,020 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash was received from option exercises during either the three months ended September 30, 2022 and 2021 and the actual tax benefit realized for the tax deductions from option exercises was $21,000 and $0, respectively.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at September 30 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	82,700	7.53	$14.95	38,740	$12.75
	82,700	7.53	$14.95	38,740	$12.75

As of September 30, 2022, there was $228,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. No options were granted during the three months ended September 30, 2022 and 2021. No options vested during the three months ended September 30, 2022.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2022, 51,900 stock options were outstanding, 14,380 stock options were exercisable and 48,100 stock options were available for grant under this plan.

25,000 Options were granted during the three months ended September 30, 2022. There were no options granted during the three months ended September 30, 2021. No options may be granted under this plan after May 2030. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	3.03%	n/a
Expected lives	7.27 Years	n/a
Expected volatility	43%	n/a
Expected dividend yields	0%	n/a

The following table reflects activity under the 2020 Non-Employee Plan for the three months ended September 30:

	2022		2021
		Weighted average			Weighted average
	Options	exercise price	Options		exercise price
Outstanding, beginning of year	26,900	$18.64		10,000	$11.40
Granted	25,000	$26.94		—	—
Forfeited/Lapsed	—	—		—	—
Exercised	—	—		—	—
Outstanding, end of period	51,900	$22.64		10,000	$11.40
Exercisable, end of period	14,380	$19.51		4,000	$11.40
Weighted average fair value at grant date of options granted	$13.36		$	n/a
Total intrinsic value of options exercised	n/a			n/a
Total intrinsic value of options outstanding	$334,000			$101,000
Total intrinsic value of options exercisable	$138,000			$41,000

No stock options were exercised during the three months ended September 30, 2022 or 2021. No cash was received from option exercises during either of the three months ended September 30, 2022 or 2021 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at September 30, 2022:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $26.94	51,900	9.25	$22.64	14,380	$19.51
	51,900	9.25	$22.64	14,380	$19.51

As of September 30, 2022, there was $374,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 25,000 and 0 options were granted during the three months ended September 30, 2022 and 2021, respectively. 7,000 and 2,000 options vested during the three months ended September 30, 2022 and 2021, respectively. The total grant date fair value of the options vesting during the three months ended September 30, 2022 and 2021 under this plan was $79,000 and $12,000, respectively.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the three months ended September 30, 2022, and the fiscal year ended June 30, 2022, the Company did not repurchase any shares of its outstanding common stock. Pursuant to the PPP described in Note 8, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein which occurred between August, 2021 and September, 2021.

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

During the three months ended September 30, 2022, certain employees and Directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plan totaling 11,500 shares. 6,300 of these exercises were completed as cashless exercises as allowed for under the Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 3,020 and was based upon the per share price on the effective date of the option exercise.

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

NOTE 11 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $63,000 and $36,000 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 12 - Commitments and Contingencies

Leases

Our lease obligation consists of a 99-year lease, entered into by one of the Company’s foreign subsidiaries, for approximately four acres of land in the Dominican Republic on which the Company’s principal production facility is located. The lease, which commenced on April 26, 1993 and expires in 2092, initially had an annual base rent of approximately $235,000 plus $53,000 in annual service charges. On September 14, 2022, a lease modification was executed which provides for an annual base rent of $235,000 plus $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease. The modification resulted in a remeasurement of the operating lease asset and liability and the effect was a reduction to the asset and liability of $1.3 million.

Operating leases are included in operating lease right-of-use assets, accrued expenses and operating lease liabilities, non-current on our condensed consolidated balance sheets.

For the three months September 30, 2022 and 2021 cash payments against operating lease liabilities totaled $72,000 for each period.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	70 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2022 (in thousands):

Year Ending June 30,	Amount
2023	$249
2024	316
2025	299
2026	282
2027	267
Thereafter	4,633
Total	$6,046

Operating lease expense totaled approximately $80,000 for each the three months ended September 30, 2022 and 2021, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Employment Agreements

As of September 30, 2022, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, CFO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $872,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended September 30,
	2022	2021
Sales to external customers (1):
Domestic	$39,259	$30,782
Foreign	234	269
Total Net Sales	$39,493	$31,051

	September 30, 2022	June 30, 2022
Identifiable assets:
United States	$92,826	$98,791
Dominican Republic (2)	58,772	49,785
Total Identifiable Assets	$151,598	$148,576
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (September 30, 2022 = $49,032; June 30, 2022 = $38,755), operating lease assets (September 30, 2022 = $6,046; June 30, 2022 = $7,350) and fixed assets (September 30, 2022 = $3,167; June 30, 2022 = $3,253) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 14 - Subsequent Events

The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

The Company’s Board of Directors approved a new Employee Stock Option Plan (“2022 Plan”) in August 2022. The 2022 Plan is subject to shareholder approval at the Company’s annual shareholder’s meeting in December 2022. The plan would authorize the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company’s common stock to be acquired by the holders of such awards. The terms of the 2022 Plan are substantially the same as those of the 2012 Employee Stock Option Plan. The 2022 Plan is intended to replace the 2012 Employee Stock Option Plan, which expires in 2022.

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

Results of Operations

	Three months ended September 30,
	(dollars in thousands)
			% Increase/
	2022	2021	(decrease)
Net sales: equipment revenues	$25,687	$20,827	23.3%
service revenues	13,806	10,224	35.0%
Total net sales	39,493	31,051	27.2%
Gross Profit: equipment	6,022	4,655	29.4%
services	12,145	8,801	38.0%
Total gross profit	18,167	13,456	35.0%
Gross profit as a % of net sales:	46.0%	43.3%	6.2%
equipment	23.4%	22.4%	4.5%
services	88.0%	86.1%	2.2%

Research and development	2,428	1,931	25.7%
Selling, general and administrative	8,490	7,346	15.6%
Selling, general and administrative as a percentage of net sales	21.5%	23.7%	(9.3)%
Operating income	7,249	4,179	73.5%
Interest and other (expense) income, net	(103)	17	(705.9)%
Gain on extinguishment of debt	—	3,904	(100.0)%
Provision for income taxes	744	348	113.8%
Net income	6,402	7,752	(17.4)%

Net Sales for the three months ended September 30, 2022 increased by $8,442,000, or 27.2%, to $39,493,000 as compared to $31,051,000 for the same period a year ago. The increase in sales for the three months ended September 30, 2022 was due primarily to increased recurring communication service revenues ($3,582,000), Napco brand intrusion products, which include the Company’s cellular radio products ($3,332,000), Alarm Lock brand door-locking products ($1,126,000), and Continental brand access control products ($402,000). The Company’s increase in equipment sales was primarily due to customer demand returning after the decline during the COVID-19 pandemic and the related closures throughout the United States.

The Company's gross profit increased by $4,711,000 to $18,167,000, or 46.0% of net sales, for the three months ended September 30, 2022 as compared to $13,456,000, or 43.3% of net sales, for the same period a year ago. Gross profit on equipment sales was $6,022,000, or 23.4% of net equipment sales, for the three months ended September 30, 2022 and $4,655,000, or 22.4% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $12,145,000, or 88.0% of net service revenues, for the three months ended September 30, 2022 and $8,801,000, or 86.1% of net service revenues, for the same period a year ago. The increase in gross profit in dollars and as a percentage of net sales on equipment sales and service revenues was was primarily the result of the increase in revenues of each as described above. The increases in revenues resulted in improved overhead absorption rates. In addition, the increase in gross margin on service revenues was due, in part, to increased service revenues relating to the Company’s fire radios, which have higher monthly selling prices than the Company’s intrusion radios.

Research and development expenses for the three months ended September 30, 2022 increased $497,000 to $2,428,000, or 6.2% of net sales, as compared to $1,931,000, or 6.2% of net sales, for the same period a year ago. The increase in dollars was due primarily to salary increases and additional staff.

Selling, general and administrative expenses for the three months ended September 30, 2022 increased 15.6% to $8,490,000 from $7,346,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 21.5% for the three months ended September 30, 2022 as compared to 23.7% for the same period a year ago. The increase in dollars resulted primarily from increases in sales commissions, stock option expense and legal expenses. The decrease as a percentage of net sales was due primarily to the increase in net sales as partially offset by the aforementioned increase in expense dollars.

Interest and other (expense) income, net for the three months ended September 30, 2022 decreased by $120,000 to an expense of $103,000 as compared to income of $17,000 for the same period a year ago.

Gain on extinguishment of debt resulted from a one-time gain in the three months ended September 30, 2021 which resulted from the forgiveness of the Company’s PPP loans as described in Note 8 to the condensed consolidated financial statements.

The Company’s provision for income taxes for the three months ended September 30, 2022 increased by $396,000 to $744,000 as compared to $348,000 for the same period a year ago. The increase in the provision for income taxes for the three months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 10.4% and 4.3% for the three months ended September 30, 2022 and 2021, respectively. The effective rate for the three months ended September 30, 2021 was reduced due to the other income of $3.9 million being non-taxable.

Net income for the three months ended September 30, 2022 decreased by $1,350,000 to $6,402,000 or $0.17 per diluted share as compared to $7,752,000 or $0.21 per diluted share for the same period a year ago. The decrease in net income for the three months ended September 30, 2022 was primarily due to the inclusion of income from the forgiveness of debt in other income in the three months ended September 30, 2021 as well as the other items described above. Due to the inclusion of $3.9 million of income from the forgiveness of debt net income and diluted earnings per share for the three months ended September 30, 2021 would have been $3.8 million and $0.10, respectively.

Liquidity and Capital Resources

During the three months ended September 30, 2022, the Company utilized a portion of its cash balance at June 30, 2022 ($12,365,000 of $41,730,000) to fund operations ($1,965,000) and to purchase marketable securities and other investments ($10,028,000) and property, plant and equipment ($372,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at September 30, 2022 decreased by $7,876,000 to $21,342,000 as compared to $29,218,000 at June 30, 2022. This decrease is primarily the result of the higher sales volume of equipment during the quarter ended June 30, 2022, which is typically the Company’s highest, as compared to the quarter ended September 30, 2022.

Inventories, which include both current and non-current portions, increased by $14,051,000 to $63,837,000 at June 30, 2022 as compared to $49,786,000 at June 30, 2022. The increase was due primarily to higher costs of component parts and freight-in as well as a build-up of inventory of the Company’s radio products in order to mitigate potential supply chain interuptions of these products.. The increase was also due to the ongoing shortages of certain component parts and the Company purchasing large quantities of these hard to source component parts when they become available.

Accounts payable and accrued expenses, not including income taxes payable, decreased by $645,000 to $23,980,000 as of September 30, 2022 as compared to $24,625,000 as of June 30, 2022. This decrease is primarily due to a decrease in the Company’s accrued refund liability, which is explained in Note 2 to the Notes to the Company’s Consolidated Financial Statements, and a decrease in accrued annual bonuses and commissions as partially offset by an increase in accounts payable which relates to the increase in invertory discussed above.

As of September 30, 2022 and 2021, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”), with no amounts outstanding, which expires in June 2024. The revolving credit facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. The Company’s long-term debt is described more fully in Note 8 to the condensed consolidated financial statements.

As of September 30, 2022 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

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

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $868,000.

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

At the conclusion of the period ended September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022, management identified two material weaknesses in internal control.

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

Management is currently designing and implementing additional controls and procedures to remediate these items and expects to complete these actions during fiscal 2023. These include, but are not limited to, modifying its program change-management process over certain of its information technology (IT) systems that support the Company’s financial reporting processes as well as implementing changes to its forecasted sales and usage data used in calculating its reserve for excess and slow-moving inventory.

During the three months ended September 30, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As of September 30, 2022 the Company’s controls over financial reporting were not effective.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three months ended September 30, 2022.

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

November 7, 2022

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)