Form 10-Q
period 2022-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2023-02-06
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: February 3, 2023

COMMON STOCK, $.01 PAR VALUE PER SHARE     36,745,718

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022
	(unaudited)	June 30, 2022

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$32,007	$41,730
Investments - other	10,068	—
Marketable securities	5,028	5,068
Accounts receivable, net of allowance for credit losses of $215 and $243 as of December 31, 2022 and June 30, 2022, respectively	20,985	29,218
Inventories, net	48,661	40,781
Prepaid expenses and other current assets	2,827	2,838
Total Current Assets	119,576	119,635
Inventories - non-current, net	15,531	9,005
Property, plant and equipment, net	7,984	7,939
Intangible assets, net	4,119	4,300
Deferred income taxes	828	—
Operating lease asset	5,961	7,350
Other assets	364	347
TOTAL ASSETS	$154,363	$148,576

CURRENT LIABILITIES
Accounts payable	$8,110	$11,072
Accrued expenses	7,215	9,489
Accrued salaries and wages	2,383	4,064
Accrued income taxes	291	1,868
Total Current Liabilities	17,999	26,493
Deferred income taxes	—	166
Accrued income taxes	1,082	1,058
Long term operating lease liabilities	5,786	7,068
TOTAL LIABILITIES	24,867	34,785
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of December 31, 2022 and June 30, 2022; 39,639,433 and 39,628,197 shares issued; and 36,745,718 and 36,734,482 shares outstanding, respectively	396	396
Additional paid-in capital	20,862	20,005
Retained earnings	127,759	112,911
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	129,496	113,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,363	$148,576

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended December 31,
	2022	2021

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$27,434	$22,380
Service revenues	14,880	11,028
	42,314	33,408
Cost of sales:
Equipment related expenses	21,187	20,571
Service-related expenses	1,665	1,394
	22,852	21,965

Gross Profit	19,462	11,443

Operating expenses:
Research and development	2,222	1,978
Selling, general, and administrative expenses	7,804	8,195
Total Operating Expenses	10,026	10,173

Operating Income	9,436	1,270

Other income (expense):
Interest and other income (expense), net	187	58
Income before Provision for Income Taxes	9,623	1,328
Provision for Income Taxes	1,177	291
Net Income	$8,446	$1,037

Income per share:
Basic	$0.23	$0.03
Diluted	$0.23	$0.03

Weighted average number of shares outstanding:
Basic	36,772,000	36,728,000
Diluted	36,997,000	36,898,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six Months Ended December 31,
	2022	2021

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$53,121	$43,207
Service revenues	28,686	21,252
	81,807	64,459
Cost of sales:
Equipment related expenses	40,852	36,743
Service-related expenses	3,326	2,817
	44,178	39,560

Gross Profit	37,629	24,899

Operating expenses:
Research and development	4,650	3,909
Selling, general, and administrative expenses	16,294	15,541
Total Operating Expenses	20,944	19,450

Operating Income	16,685	5,449

Other income (expense):
Interest and other income (expense), net	84	75
Gain on extinguishment of debt	—	3,904
Income before Provision for Income Taxes	16,769	9,428
Provision for Income Taxes	1,921	639
Net Income	$14,848	$8,789

Income per share:
Basic	$0.40	$0.24
Diluted	$0.40	$0.24

Weighted average number of shares outstanding:
Basic	36,731,000	36,720,000
Diluted	36,957,000	36,877,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Six months ended December 31, 2022 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791
Net income	—	—	—	—	—	6,402	6,402
Stock-based compensation expense	—	—	477	—	—	—	477
Stock options exercised	8,480	—	45	—	—	—	45
Balances at September 30, 2022	39,636,677	$396	$20,527	(2,893,715)	$(19,521)	$119,313	$120,715
Net income	—	—	—	—	—	8,446	8,446
Stock-based compensation expense	—	—	335	—	—	—	335
Stock options exercised	2,756	—	—	—	—	—	—
Balances at December 31, 2022	39,639,433	$396	$20,862	(2,893,715)	$(19,521)	$127,759	$129,496

	Six months ended December 31, 2021 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2021	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$93,312	$92,388
Net income	—	—	—	—	—	7,752	7,752
Stock-based compensation expense	—	—	89	—	—	—	89
Stock options exercised	5,000	—	16	—	—	—	16
Balances at September 30, 2021	39,600,883	$396	$18,306	(2,893,715)	$(19,521)	$101,064	$100,245
Net income	—	—	—	—	—	1,037	1,037
Stock-based compensation expense	—	—	1,255	—	—	—	1,255
Stock options exercised	24,588	—	139	—	—	—	139
Balances at December 31, 2021	39,625,471	$396	$19,700	(2,893,715)	$(19,521)	$102,101	$102,676

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months ended December 31,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,848	$8,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	928	884
Gain on disposal of fixed asset	(15)	—
Interest (income) on other investments	(68)	—
Unrealized loss (gain) on marketable securities	118	36
(Recovery of) provision for credit losses	(28)	—
Change to inventory reserve	350	—
Deferred income taxes	(994)	96
Stock based compensation expense	812	1,344
Gain on extinguishment of debt	—	(3,904)
Changes in operating assets and liabilities:
Accounts receivable	8,261	4,550
Inventories	(14,755)	(5,287)
Prepaid expenses and other current assets	11	(207)
Income tax receivable	—	—
Other assets	(17)	(130)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(8,363)	1,630
Net Cash Provided by (Used in) Operating Activities	1,088	7,801
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(816)	(771)
Proceeds from disposal of fixed asset	38	—
Purchases of marketable securities and other investments	(10,078)	(40)
Net Cash Used in Investing Activities	(10,856)	(811)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	45	155
Net Cash Provided by Financing Activities	45	155

Net (decrease) increase in Cash and Cash Equivalents	(9,723)	7,145
CASH AND CASH EQUIVALENTS - Beginning	41,730	34,806
CASH AND CASH EQUIVALENTS - Ending	$32,007	$41,951
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$8	$8
Income taxes paid	$4,469	$2,154

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2022

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

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for all of our products may be affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend. The monthly recurring service revenue, which is less susceptable to these fluctuations, allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products.

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

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management’s judgments associated with reserves for sales returns and allowances, allowance for credit losses, overhead expenses applied to inventory, inventory reserves, valuation of intangible assets, share based compensation and income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2022 and 2021 due to their short-term maturities. Long-term debt and lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents and Investments – other

Cash and cash equivalents include approximately $20,112,000 and $63,000 of short-term time deposits, consisting of several certificates of deposit totaling $20,049,000 and $0, at December 31, 2022 and June 30, 2022, respectively, and $63,000 in a money market fund as of both December 31, 2022 and June 30, 2022. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents. Certificates of Deposit with an original maturity greater than three months are classified as Investments-other.

Cash and cash equivalents consists of the following as of (in thousands):

	December 31, 2022	June 30, 2022

Cash	$11,895	$41,667
Money Market Fund	63	63
Certificates of Deposit	20,049	—
	$32,007	$41,730

Investments-other consists of the following as of (in thousands):

	December 31, 2022	June 30, 2022

Certificates of Deposit	$10,068	$—
	$10,068	$—

Certificates of deposit are recorded at the original cost plus accrued interest. The Company’s Certificates of Deposit consist of the following as of (in thousands):

December 31, 2022

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	4.25% - 4.40%	2/23/2023 - 3/21/2023	$20,000	$20,049
Investments - other	2.25% - 2.50%	1/23/2023 - 2/21/2023	10,000	10,068

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2022 and June 30, 2022. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company would record an impairment charge if the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the six months ended December 31, 2022, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for credit losses of $215,000 and $243,000 as of December 31, 2022 and June 30, 2022, respectively. Our reserves for credit losses are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	December 31, 2022			June 30, 2022
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	(9,223)	$577	$9,800	(9,143)	$657
Trade name	4,048	(506)	3,542	4,048	(405)	3,643
	$13,848	$(9,729)	$4,119	$13,848	$(9,548)	$4,300

Amortization expense for intangible assets subject to amortization was approximately $90,000 and $98,000 for the three months ended December 31, 2022 and 2021, respectively. Amortization expense for intangible assets subject to amortization was approximately $181,000 and $196,000 for the six months ended December 31, 2022 and 2021, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2023 - $361,000; 2024 - $336,000; 2025 - $315,000; 2026 - $297,000; and 2027 - $283,000. The weighted average remaining amortization period for intangible assets was 15.8 years and 16.2 years at December 31, 2022 and June 30, 2022, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended December 31, 2022 and 2021 was $505,000 and

$512,000, respectively. Advertising expense for the six months ended December 31, 2022 and 2021 was $1,259,000 and $1,598,000, respectively.

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored R&D expense for the three months ended December 31, 2022 and 2021 was $2,222,000 and $1,978,000, respectively. Company-sponsored R&D expense for the six months ended December 31, 2022 and 2021 was $4,650,000 and $3,909,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31, 2022 and 2021 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2022	2021	2022	2021	2022	2021
Basic EPS	$8,446	$1,037	36,772	36,728	$0.23	$0.03
Effect of Dilutive Securities:
Stock Options	—	—	225	170	—	—
Diluted EPS	$8,446	$1,037	36,997	36,898	$0.23	$0.03

Options to purchase 0 and 80,435 shares of common stock were excluded for the three months ended December 31, 2022 and 2021, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31, 2022 and 2021 (in thousands, except share and per share data):

			Weighted Average		Net Income per
	Net Income		Shares		Share
	2022	2021	2022	2021	2022	2021
Basic EPS	$14,848	$8,789	36,731	36,720	$0.40	$0.24
Effect of Dilutive Securities:
Stock Options	—	—	226	157	—	—
Diluted EPS	$14,848	$8,789	36,957	36,877	$0.40	$0.24

Options to purchase 12,568 and 40,217 shares of common stock were excluded for the six months ended December 31, 2022 and 2021, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $335,000 and $1,255,000 were recognized for the three months ended December 31, 2022 and 2021, respectively. Stock-based compensation costs of $812,000 and $1,344,000 were recognized for the six months ended December 31, 2022 and 2021, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three or six months ended December 31, 2022 or 2021.

Comprehensive Income

For the three and six months ended December 31, 2022 and 2021, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($128,000 and $106,000 in the three months ended December 31, 2022 and 2021, respectively, and $240,000 and $212,000 in the six months ended December 31, 2022 and 2021, respectively); and classifies the costs associated with these sales in cost of sales ($454,000 and $361,000 in the three months ended December 31, 2022 and 2021, respectively, and $848,000 and $694,000 in the six months ended December 31, 2022 and 2021, respectively).

Leases

The Company records lease assets and corresponding lease liabilities for the operating lease on our Consolidated Balance Sheets, excluding short-term leases (leases with terms of 12 months or less) as described under ASU No. 2016-02, Leases (Topic 842). Lease payments are discounted using a third-party secured incremental borring rate based on information available at lease commencement. The Company analyzes whether or not amendments to existing leases classify as a Lease Modification or a full or partial termination of the existing lease. See Note 12 – Commitments and Contingencies; Leases for additional accounting policies and disclosures.

Recently Issued Accounting Standards

Reference Rate Reform (ASC Topic 848)

In March 2020, the FASB issued authoritative guidance to provide optional relief for companies preparing for the discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”), which is expected to be phased out for new arrangements at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate.

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

As of December 31, 2022 and June 30, 2022, the Company included refund liabilities of approximately $4,096,000 and $5,863,000, respectively, in current liabilities. As of December 31, 2022 and June 30, 2022, the Company included return-related assets of approximately $909,000 and $974,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 5% and 13% for the three months ended December 31, 2022 and 2021, respectively. As a percentage of gross sales, returns, rebates and allowances were 5% and 11% for the six months ended December 31, 2022 and 2021, respectively.

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

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Major Product Lines:
Intrusion and access alarm products	$11,342	$10,767	$24,874	$20,563
Door locking devices	16,092	11,613	28,247	22,644
Services	14,880	11,028	28,686	21,252
Total Revenues	$42,314	$33,408	$81,807	$64,459

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised of 13% and 16% as of December 31, 2022 and June 30, 2022. Sales to this customer did not exceed 10% of net sales during the three or six months ended December 31, 2022 and 2021. The Company had another customer with an accounts receivable balance of 14% and 22%  as of December 31, 2022 and June 30, 2022. Sales to this customer was 10% for the six months ended December 31, 2021. Sales for the three and six months ended December 31, 2022 and the three months ended December 31, 2021 did not exceed 10% of net sales. The Company had another customer with an accounts receivable balance that comprised of 11% as of December 31, 2022. As of June 30, 2022, the accounts receivable balance with this respective customer did not exceed 10%. Sales for the three and six months ended December 31, 2022 and 2021 did not exceed 10% either.

NOTE 4 – Marketable Securities

The Company’s marketable securities include investments in fixed income mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds, and are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three and six months ended December 31, 2022 and 2021, are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021

Net gains recognized during the period on marketable securities	$—	$21	$—	$40
Less: Net gains recognized during the period on marketable securities sold during the period	—	—	—	—
Unrealized (losses) recognized during the reporting period on marketable securities still held at the reporting date	35	(39)	(118)	(36)
	$35	$(18)	$(118)	$4

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

The following tables summarize the Company’s investments at December 31, 2022 and June 30, 2022, respectively (in thousands):

	December 31, 2022			June 30, 2022
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds - Level 1	$5,582	5,028	$(554)	$5,504	$5,068	$(436)

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	December 31,	June 30,
	2022	2022
Component parts	$42,931	$32,656
Work-in-process	10,551	10,085
Finished product	10,710	7,045
	$64,192	$49,786

Classification of inventories, net of reserves:
Current	$48,661	$40,781
Non-current	15,531	9,005
	$64,192	$49,786

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2022	June 30, 2022	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,502	7,480	3 to 5
Furniture and fixtures	3,137	3,030	5 to 10
Machinery and equipment	27,029	26,696	3 to 10
Building improvements	2,742	2,464	Shorter of the lease term or life of asset
	50,225	49,485
Less: accumulated depreciation and amortization	(42,241)	(41,546)
	$7,984	$7,939

Depreciation and amortization expense on property, plant, and equipment was approximately $379,000 and $348,000 for the three months ended December 31, 2022 and 2021, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $747,000 and $690,000 for the six months ended December 31, 2022 and 2021, respectively.

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

For the six months ended December 31, 2022 and December 31,2021, the Company recognized net income tax expense of $1,921,000 and $639,000, respectively. During the six months ended December 31, 2022, the Company’s reserve for uncertain income tax positions increased by $24,000.  The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2022, the Company had accrued interest totaling $112,000, as well as $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the six months ended December 31, 2022, additional interest expense was accrued for in the amount of $24,000.

The Company does not expect that our unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2022, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

In December 2022, the Company received a letter from the IRS (“IRS”) notifying it that the IRS has closed it's examination of the Company’s income tax return for fiscal year ended June 30, 2020.  There has been no changes proposed in relation to this examination.

NOTE 8 - Long-Term Debt

As of December 31, 2022 and June 30, 2022, the Company had a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024.

Outstanding balances and interest rates as of December 31, 2022 and June 30, 2022 are as follows (dollars in thousands):

	December 31, 2022		June 30, 2022
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit:
Current maturities	$—	n/a	$—	n/a
Long-term debt	—	n/a	—	n/a
	$—		$—

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

NOTE 9 - Stock Option

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended December 31, 2022 and 2021, the Company recorded non-cash compensation expense of $335,000 ($0.01 per basic and diluted share) and $1,255,000 ($0.03 per basic and diluted share), respectively, relating to stock-based compensation. For the six months ended December 31, 2022 and 2021, the Company recorded non-cash compensation expense of

$812,000 ($0.02 per basic and diluted share) and $1,344,000 ($0.04 per basic and diluted share), respectively, relating to stock-based compensation.

2022 Employee Stock Option Plan

The Company’s Board of Directors approved a new Employee Stock Option Plan (the 2022 Employee Plan) in August 2022. The 2022 Employee Plan was approved by the Company’s shareholders at the Company’s annual shareholder’s meeting in December 2022. The plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company’s common stock to be acquired by the holders of such awards. The terms of the 2022 Plan are substantially the same as those of the 2012 Employee Stock Option Plan. The 2022 Plan is intended to replace the 2012 Employee Stock Option Plan, which expired in 2022. As of December 31, 2022, no options have been granted under the 2022  Employee Plan.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2022, 553,380 stock options were outstanding, 262,252 stock options were exercisable and no further stock options were available for grant under this plan.

0 and 37,500 Options were granted during the three and six months ended December 31, 2022. 338,000 Options were granted during the three and six months ended December 31, 2021. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	3.03%	1.64%
Expected lives	7.27 Years	10 Years
Expected volatility	43%	43%
Expected dividend yields	0%	0%

The following table reflects activity under the 2012 Employee Plan for the six months ended December 31:

	2022		2021
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	523,080	$18.59	214,080	$9.59
Granted	37,500	$26.94	338,000	$23.17
Forfeited/Lapsed	—	—	—	—
Exercised	(7,200)	$7.07	(28,000)	$5.54
Outstanding, end of period	553,380	$18.90	524,080	$18.56
Exercisable, end of period	262,252	$16.88	160,576	$15.06
Weighted average fair value at grant date of options granted	$13.36		$12.16
Total intrinsic value of options exercised	$159,000		$485,000
Total intrinsic value of options outstanding	$4,746,000		$3,367,000
Total intrinsic value of options exercisable	$2,779,000		$1,595,000

2,000 and 7,200 stock options were exercised during the three and six months ended December 31, 2022, respectively. The 2,000 options that were exercised during the three months ended December 31, 2022, were settled by exchanging 207 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. $0 and $45,000 cash was received from the option exercises during the three and six months ended December 31, 2022, respectively. The actual tax benefit realized for the tax deductions from option exercises during the three and six months ended December 31, 2022 was $0 and $0, respectively. 23,000 and 28,000 stock options were exercised during the three and six months ended December 31, 2021, respectively. $139,000 and $155,000 cash was received from the option exercises during the three and six months ended December 31, 2021, respectively. The actual tax benefit realized for the tax deductions from option exercises during the three and six months ended December 31, 2021 was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at December 31, 2022:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$3.14 ‑ $26.94	553,380	8.07	$18.90	262,252	$16.88
	553,380	8.07	$18.90	262,252	$16.88

As of December 301, 2022, there was $2,445,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 0 and 37,500 Options were granted during the three and six months ended December 31, 2022. 80,400 and 92,700 options vested during the three and six months ended December 31, 2022, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2022 under this plan was $754,000 and $883,000, respectively. 338,000 Options were granted during the three and six months ended December 31, 2021. 85,600 and 90,400 options vested during the three and six months ended December 31, 2021, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2021 under this plan was $913,000 and $942,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2022, 20,400 stock options were outstanding, 13,200 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three and six months ended December 31, 2022. 9,600 Options were granted during the three and six months ended December 31, 2021. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	n/a	1.68%
Expected lives	n/a	10 Years
Expected volatility	n/a	43%
Expected dividend yields	n/a	0%

The following table reflects activity under the 2012 Non-Employee Plan for the six months ended December 31:

	2022		2021
		Weighted average			Weighted average
	Options	exercise price	Options		exercise price
Outstanding, beginning of year	20,400	$14.39		12,000	$6.55
Granted	—	—		9,600	$22.93
Forfeited/Lapsed	—	—		—	—
Exercised	—	—		—	—
Outstanding, end of period	20,400	$14.39		21,600	$13.83
Exercisable, end of period	13,200	$10.95		11,760	$8.28
Weighted average fair value at grant date of options granted	n/a			$12.58
Total intrinsic value of options exercised	n/a		$	n/a
Total intrinsic value of options outstanding	$267,000			$241,000
Total intrinsic value of options exercisable	$218,000			$197,000

No stock options were exercised during the three and six months ended December 31, 2022 and 2021, respectively. No cash was received from option exercises during the three and six months ended December 31, 2022 and 2021, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at December 31, 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	7.15	$14.39	13,200	$10.95
	20,400	7.15	$14.39	13,200	$10.95

As of December 31, 2022, there was $58,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three and six months ended December 31, 2022, respectively. 1,920 options vested during the three and six months ended December 31, 2022, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2022 under this plan was $19,000 for both periods. 9,600 Options were granted during the three and six months ended December 31, 2021. 5,520 options vested during the three and six months ended December 31, 2021 for both periods. The total grant date fair value of the options vesting during the three and six months ended December 31, 2021 under this plan was $34,000 for both periods.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2022, 79,100 stock options were outstanding, 49,440 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three and six months ended December 31, 2022. 23,500 Options were granted during the three and six monthse ended December 31, 2021. No options may be granted under this plan after December 2028. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	n/a	1.68%
Expected lives	n/a	10 Years
Expected volatility	n/a	43%
Expected dividend yields	n/a	0%

The following table reflects activity under the 2018 Non-Employee Plan for the six months ended December 31:

	2022		2021
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	89,000	$14.91	70,100	$11.93
Granted	—	—	23,500	$22.93
Forfeited/Lapsed	—	—	—	—
Exercised	(9,900)	$16.27	(3,000)	$11.68
Outstanding, end of period	79,100	$14.74	90,600	$14.79
Exercisable, end of period	49,440	$13.02	41,260	$12.96
Weighted average fair value at grant date of options granted	n/a		$12.58
Total intrinsic value of options exercised	$124,000		$39,000
Total intrinsic value of options outstanding	$1,008,000		$924,000
Total intrinsic value of options exercisable	$715,000		$496,000

3,600 and 9,900 options were exercised during the three and six months ended December 31, 2022, respectively. The 3,600 options that were exercised during the three months ended December 31, 2022, were settled by exchanging 2,637 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The 9,900 options that were exercised during the six months ended December 31, 2022 were settled by exchanging 5,657 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash was received from option exercises during the three and six months ended December 31, 2022. and the actual tax benefit realized for the tax deductions from option exercises was $5,000 and $26,000, respectively. 3,000 options were exercised during the three and six months ended December 31, 2021, respectively. The 3,000 options that were exercised during the three months ended December 31, 2021, were settled by exchanging 1,412 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. For the three and six months ended December 31, 2021 the actual tax benefit realized for the tax deductions from option exercises was $8,000 each period.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at December 31, 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	79,100	7.25	$14.74	49,440	$13.02
	79,100	7.25	$14.74	49,440	$13.02

As of December 31, 2022, there was $197,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. No options were granted during the three and six months ended December 31, 2022, respectively. 14,300 options vested during the three and six months ended December 31, 2022, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2022 under this plan was $114,000 for both periods. 23,500 options were granted during the three and six months ended December 31, 2021. 14,300 options vested during the three and six months ended December 31, 2021. The total grant date fair value of the options vesting during the three and six months ended December 31, 2021 under this plan was $125,000 for both periods

2020 Non-Employee Stock Option Plan

In May 2020, the stockholders approved the 2020 Non-Employee Stock Option Plan (the “2020 Non-Employee Plan”). This plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company's common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2022, 51,900 stock options were outstanding, 17,760 stock options were exercisable and 48,100 stock options were available for grant under this plan.

0 and 25,000 Options were granted during the three and six months ended December 31, 2022. 16,900 Options were granted during the three and six months ended December 31, 2021. No options may be granted under this plan after May 2030. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rates	3.03%	1.68%
Expected lives	7.27 Years	10 Years
Expected volatility	43%	43%
Expected dividend yields	0%	0%

The following table reflects activity under the 2020 Non-Employee Plan for the six months ended December 31:

	2022		2021
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	26,900	$18.64	10,000	$11.40
Granted	25,000	$26.94	16,900	$22.93
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	51,900	$22.64	26,900	$18.64
Exercisable, end of period	17,760	$20.16	7,380	$16.68
Weighted average fair value at grant date of options granted	$13.36		$12.58
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$251,000		$171,000
Total intrinsic value of options exercisable	$130,000		$61,000

No stock options were exercised during the three and six months ended December 31, 2022 and 2021. No cash was received from option exercises during either of the three and six months ended December 31, 2022 or 2021 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at December 31, 2022:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $26.94	51,900	8.99	$22.64	17,760	$20.16
	51,900	8.99	$22.64	17,760	$20.16

As of December 31, 2022, there was $346,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 0 and 25,000 options were granted during the three and six months ended December 31, 2022, respectively. 3,380 and 10,380 options vested during the three and six months ended December 31, 2022. 3,380 and 5,380 options vested during the three and six months ended December 31, 2021. The total grant date fair value of the options vesting during the three and six months ended December 31, 2022 under this plan was $34,000 and $113,000. The total grant date fair value of the options vesting during the three and six months ended December 31, 2021 under this plan was $34,000 and $46,000.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the three and six months ended December 31, 2022 and the fiscal year ended June 30, 2022, the Company did not repurchase any shares of its outstanding common stock. Pursuant to the PPP described in Note 8, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein which occurred between August, 2021 and September, 2021.

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

During the three months ended December 31, 2022, certain employees and Directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plan totaling 5,600 shares. All 5,600 of these exercises were completed as cashless exercises as allowed for under the Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 2,844 and was based upon the per share price on the effective date of the option exercise.

During the six months ended December 31, 2022, certain employees and Directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plan totaling 17,100 shares. 11,900 of these exercises were completed as cashless exercises as allowed for under the Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 5,864 and was based upon the per share price on the effective date of the option exercise. $45,000 cash was received from the other 5,200 shares exercised.

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

NOTE 11 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $61,000 and $123,000 for the three and six months ended December 31, 2022. Company contributions to this plan are discretionary and totaled $37,000 and $73,000 for the six months ended December 31, 2021.

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

For the three months December 31, 2022 and 2021 cash payments against operating lease liabilities totaled $92,000 and $72,000 for each period. For the six months December 31, 2022 and 2021, cash payments against operating lease liabilities totaled $164,000 and $144,000 for each period.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	69 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2022 (in thousands):

Year Ending June 30,	Amount
2023	$164
2024	316
2025	299
2026	282
2027	267
Thereafter	4,633
Total	$5,961

Operating lease expense totaled approximately $131,000 and $79,000 for the three months ended December 31, 2022 and 2021, respectively. Operating lease expense totaled approximately $211,000 and $160,000 for the six months ended December 31, 2022 and 2021, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Employment Agreements

As of December 31, 2022, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, CFO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $872,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Sales to external customers (1):
Domestic	$41,886	$33,023	$81,145	$63,806
Foreign	428	385	662	653
Total Net Sales	$42,314	$33,408	$81,807	$64,459

	December 31, 2022	June 30, 2022
Identifiable assets:
United States	$97,384	$98,791
Dominican Republic (2)	56,979	49,785
Total Identifiable Assets	$154,363	$148,576
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (December 31, 2022 = $47,383; June 30, 2022 = $38,755), operating lease assets (December 31, 2022 = $5,961; June 30, 2022 = $7,350) and fixed assets (December 31, 2022 = $3,098; June 30, 2022 = $3,253) located at the Company’s principal manufacturing facility in the Dominican Republic.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. The monthly recurring service revenue, which is less susceptable to these fluctuations, allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products.

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

Results of Operations

	Three months ended December 31,			Six months ended December 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2022	2021	(decrease)	2022	2021	(decrease)
Net sales: equipment revenues	$27,434	$22,380	22.6%	$53,121	$43,207	22.9%
service revenues	14,880	11,028	34.9%	28,686	21,252	35.0%
Total net sales	42,314	33,408	26.7%	81,807	64,459	26.9%
Gross Profit: equipment	6,247	1,809	245.3%	12,269	6,464	89.8%
services	13,215	9,634	37.2%	25,360	18,435	37.6%
Total gross profit	19,462	11,443	70.1%	37,629	24,899	51.1%
Gross profit as a % of net sales:	46.0%	34.3%	34.1%	46.0%	38.6%	19.1%
equipment	22.8%	8.1%	181.7%	23.1%	15.0%	54.4%
services	88.8%	87.4%	1.7%	88.4%	86.7%	1.9%

Research and development	2,222	1,978	12.3%	4,650	3,909	19.0%
Selling, general and administrative	7,804	8,195	(4.8)%	16,294	15,541	4.8%
Selling, general and administrative as a percentage of net sales	18.4%	24.5%	(24.9)%	19.9%	24.1%	(17.4)%
Operating income	9,436	1,270	643.0%	16,685	5,449	206.2%
Interest and other income (expense), net	187	58	222.4%	84	75	12.0%
Gain on extinguishment of debt	—	—	—	—	3,904	(100.0)%
Provision for income taxes	1,177	291	304.5%	1,921	639	200.6%
Net income	8,446	1,037	714.5%	14,848	8,789	68.9%

Net Sales for the three months ended December 31, 2022 increased by $8,906,000, or 26.7%, to $42,314,000 as compared to $33,408,000 for the same period a year ago. The increase in sales for the three months ended December 31, 2022 was due primarily to increased recurring communication service revenues ($3,852,000), Alarm Lock brand door-locking products ($3,191,000), Marks brand door-locking products ($1,288,000), and Continental brand access control products ($664,000) partialy offset by Napco brand intrusion products, which include the Company’s cellular radio products which declined ($89,000). Net Sales for the six months ended December 31, 2022 increased by $17,348,000, or 26.9%, to $81,807,000 as compared to $64,459,000 for the same period a year ago. The increase in sales for the six months ended December 31, 2022 was due primarily to increased recurring communication service revenues ($7,434,000), Napco brand intrusion products, which include the Company’s cellular radio products ($3,242,000), Alarm Lock brand door-locking products ($4,317,000), Marks brand door-locking products ($1,285,000), and Continental brand access control products ($1,069,000). The Company’s increase in equipment sales was primarily due to customer demand returning after the decline during the COVID-19 pandemic and the related closures throughout the United States.

The Company's gross profit increased by $8,019,000 to $19,462,000, or 46.0% of net sales, for the three months ended December 31, 2022 as compared to $11,443,000, or 34.3% of net sales, for the same period a year ago. Gross profit on equipment sales was $6,247,000, or 22.8% of net equipment sales, for the three months ended December 31, 2022 and $1,809,000, or 8.1% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $13,215,000, or 88.8% of net service revenues, for the three months ended December 31, 2022 and $9,634,000, or 87.4% of net service revenues, for the same period a year ago. The increase in gross profit in dollars and as a percentage of net sales on equipment sales and service revenues was was primarily the result of the increase in revenues of each as described above as well as increased availability and lower costs of components and transportation as compared to the same period last year which resulted from improvements within the Company’s supply chain. The increase in revenues resulted in improved overhead absorption rates. In addition, the increase in gross margin on service revenues was due, in part, to increased service revenues relating to the Company’s fire radios, which have higher monthly selling prices than the Company’s intrusion radios.

The Company's gross profit increased by $12,730,000 to $37,629,000, or 46.0% of net sales, for the six months ended December 31, 2022 as compared to $24,899,000, or 38.6% of net sales, for the same period a year ago. Gross profit on equipment sales was $12,269,000, or 23.1% of net equipment sales, for the six months ended December 31, 2022 and $6,464,000, or 15.0% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $25,360,000, or 88.4% of net service revenues, for the six months ended December 31, 2022 and $18,435,000, or 86.7% of net service revenues, for the same period a year ago. The increase in gross profit in dollars and as a percentage of net sales on equipment sales and service revenues was was primarily the result of the increase in revenues of each as described above as well as increased availability and lower costs of components and transportation as compared to the same period last year which resulted from improvements within the Company’s supply chain. The increase in revenues resulted in improved overhead absorption rates. In addition, the increase in gross margin on service revenues was due, in part, to increased service revenues relating to the Company’s fire radios, which have higher monthly selling prices than the Company’s intrusion radios.

Research and development expenses for the three months ended December 31, 2022 increased $244,000 to $2,222,000, or 5.3% of net sales, as compared to $1,978,000, or 5.9% of net sales, for the same period a year ago. Research and development expenses for the six months ended December 31, 2022 increased $741,000 to $4,650,000, or 5.7% of net sales, as compared to $3,909,000, or 6.1% of net sales, for the same period a year ago. The increase in dollars was due primarily to salary increases and additional staff.

Selling, general and administrative expenses for the three months ended December 31, 2022 decreased by $391,000 or 4.8% to $7,804,000 from $8,195,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 18.4% for the three months ended December 31 2022 as compared to 24.5% for the same period a year ago. The decrease in dollars resulted primarily from higher stock option expense and legal expenses incurred in the three months ended December 31, 2021. The decrease as a percentage of net sales was due primarily to the increase in net sales as partially offset by the aforementioned increase in expense dollars. Selling, general and administrative expenses for the six months ended December 31, 2022 increased by 753,000 or 4.8% to $16,294,000 from $15,541,000 for the same period a year ago. Selling, general and administrative expenses as a percentage of net sales decreased to 19.9% for the six months ended December 31 2022 as compared to 24.1% for the same period a year ago. The increase in dollars resulted primarily from increases in credit card processing fees, insurance expense and commission expenses. The decrease as a percentage of net sales was due primarily to the increase in net sales as partially offset by the aforementioned increase in expense dollars.

Interest and other income (expense), net for the three months ended December 31, 2022 increased by $129,000 to income of $187,000 as compared to income of $58,000 for the same period a year ago. Interest and other income (expense), net for the six months ended December 31, 2022 increased by $9,000 to income of $84,000 as compared to income of $75,000 for the same period a year ago.

Gain on extinguishment of debt resulted from a one-time gain in the three months ended September 30, 2021 which resulted from the forgiveness of the Company’s PPP loans as described in Note 8 to the condensed consolidated financial statements.

The Company’s provision for income taxes for the three months ended December 31, 2022 increased by $886,000 to $1,177,000 as compared to $291,000 for the same period a year ago. The increase in the provision for income taxes for the three months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 12.2% and 21.9% for the three months ended December 31, 2022 and 2021, respectively. The Company’s provision for income taxes for the six months ended December 31, 2022 increased by $1,282,000 to $1,921,000 as compared to $639,000 for the same period a year ago. The increase in the provision for income taxes for the six months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 11.5% and 6.8% for the six months ended December 31, 2022 and 2021, respectively. The effective rate for the six months ended December 31, 2021 was reduced due to the other income of $3.9 million being non-taxable.

Net income for the three months ended December 31, 2022 increased by $7,409,000 to $8,446,000 or $0.23 per diluted share as compared to $1,037,000 or $0.03 per diluted share for the same period a year ago. Net income for the six months ended December 31, 2022 increased by $6,059,000 to $14,848,000 or $0.40 per diluted share as compared to $8,789,000 or $0.24 per diluted share for the same period a year ago. The increase in net income for the three and six months ended December 31, 2022 was primarily due to the items described above. Without the inclusion of $3.9 million of income from the forgiveness of debt net income and diluted earnings per share for the six months ended December 31, 2021 would have been $4.9 million and $0.13, respectively

Liquidity and Capital Resources

During the six months ended December 31, 2022, the Company utilized a portion of its cash balance at June 30, 2022 ($10,856,000 of $41,730,000) to purchase marketable securities and other investments ($10,078,000) and property, plant and equipment ($816,000). During the six months ended December 31, 2022, the Company generated a cash flow from operations of $1,088,000. The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at December 31, 2022 decreased by $8,233,000 to $20,985,000 as compared to $29,218,000 at June 30, 2022. This decrease is primarily the result of the higher sales volume of equipment during the quarter ended June 30, 2022, which is typically the Company’s highest, as compared to the quarter ended December 31, 2022. In addition, sales of the Company’s radio communication products were unusually high in the month of June 2022 due to the Company fulfilling backorders of these products which had built up during the world-wide supply chain difficulties. Sales of these products were at more normal levels in the month of December 2022.

Inventories, which include both current and non-current portions, increased by $14,406,000 to $64,192,000 at December 31, 2022 as compared to $49,786,000 at June 30, 2022. The increase was due primarily to a build-up of inventory of the Company’s radio products in order to mitigate potential supply chain interuptions of these products. The increase was also due to the ongoing shortages of certain component parts and the Company purchasing large quantities of these hard to source component parts when they become available. As these challenges begin to subside, the Company believes it’s inventory levels will decrease.

Accounts payable and accrued expenses, not including income taxes payable, decreased by $6,917,000 to $17,708,000 as of December 31, 2022 as compared to $24,625,000 as of June 30, 2022. This decrease is primarily due to a decrease in the Company’s accrued refund liability, which is explained in Note 2 to the Notes to the Company’s Consolidated Financial Statements, and a decrease in accrued salaries, a decrease in accrued annual bonuses and a decrease in accounts payable which relates to the Company reducing purchases of component parts in the latter part of the quarter ended December 31, 2022 after building up it’s inventory in fiscal 2022.

As of December 30, 2022 and 2021, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”), with no amounts outstanding, which expires in June 2024. The revolving credit facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. The Company’s long-term debt is described more fully in Note 8 to the condensed consolidated financial statements.

As of December 31, 2022, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. In addition, the Company has a refund liability of $4,096,000 as of December 31, 2022 for customer returns and promotional credits as more fully discussed in Note 2 to the Condensed Consolidated Financial Statements.

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

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $944,000.

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

At the conclusion of the period ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022, management identified two material weaknesses in internal control.

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

During the three and six months ended December 31, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As of December 31, 2022, the Company’s controls over financial reporting were not effective because of the two material weaknesses noted above.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three and six months ended December 31, 2022.

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

February 6, 2023

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)