Form 10-Q
period 2023-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2023-05-08
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: May 5, 2023

COMMON STOCK, $.01 PAR VALUE PER SHARE     36,767,780

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023
	(unaudited)	June 30, 2022

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$31,515	$41,730
Investments - other	20,271	—
Marketable securities	5,155	5,068
Accounts receivable, net of allowance for credit losses of $125 and $243 as of March 31, 2023 and June 30, 2022, respectively	24,170	29,218
Inventories, net	46,921	40,781
Prepaid expenses and other current assets	2,610	2,838
Total Current Assets	130,642	119,635
Inventories - non-current, net	13,865	9,005
Property, plant and equipment, net	9,335	7,939
Intangible assets, net	4,029	4,300
Deferred income taxes	1,234	—
Operating lease asset	5,878	7,350
Other assets	299	347
TOTAL ASSETS	$165,282	$148,576

CURRENT LIABILITIES
Accounts payable	$7,005	$11,072
Accrued expenses	7,648	9,489
Accrued salaries and wages	2,843	4,064
Accrued income taxes	287	1,868
Total Current Liabilities	17,783	26,493
Deferred income taxes	—	166
Accrued income taxes	1,067	1,058
Long term operating lease liabilities	5,737	7,068
TOTAL LIABILITIES	24,587	34,785
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of March 31, 2023 and June 30, 2022; 39,661,495 and 39,628,197 shares issued; and 36,767,780 and 36,734,482 shares outstanding, respectively	397	396
Additional paid-in capital	21,220	20,005
Retained earnings	138,599	112,911
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	140,695	113,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,282	$148,576

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended March 31,
	2023	2022

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$28,390	$23,873
Service revenues	15,142	12,032
	43,532	35,905
Cost of sales:
Equipment related expenses	19,388	19,334
Service-related expenses	1,473	1,538
	20,861	20,872

Gross Profit	22,671	15,033

Operating expenses:
Research and development	2,314	2,009
Selling, general, and administrative expenses	8,425	8,442
Total Operating Expenses	10,739	10,451

Operating Income	11,932	4,582

Other income (expense):
Interest and other income (expense), net	437	(177)
Income before Provision for Income Taxes	12,369	4,405
Provision for Income Taxes	1,529	1,132
Net Income	$10,840	$3,273

Income per share:
Basic	$0.29	$0.09
Diluted	$0.29	$0.09

Weighted average number of shares outstanding:
Basic	36,793,000	36,743,000
Diluted	37,082,000	36,879,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine Months Ended March 31,
	2023	2022

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$81,511	$67,080
Service revenues	43,828	33,284
	125,339	100,364
Cost of sales:
Equipment related expenses	60,240	56,077
Service-related expenses	4,799	4,355
	65,039	60,432

Gross Profit	60,300	39,932

Operating expenses:
Research and development	6,964	5,918
Selling, general, and administrative expenses	24,719	23,983
Total Operating Expenses	31,683	29,901

Operating Income	28,617	10,031

Other income (expense):
Interest and other income (expense), net	521	(102)
Gain on extinguishment of debt	—	3,904
Income before Provision for Income Taxes	29,138	13,833
Provision for Income Taxes	3,450	1,771
Net Income	$25,688	$12,062

Income per share:
Basic	$0.70	$0.33
Diluted	$0.69	$0.33

Weighted average number of shares outstanding:
Basic	36,736,000	36,723,000
Diluted	36,983,000	36,873,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Nine months ended March 31, 2023 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791
Net income	—	—	—	—	—	6,402	6,402
Stock-based compensation expense	—	—	477	—	—	—	477
Stock options exercised	8,480	—	45	—	—	—	45
Balances at September 30, 2022	39,636,677	$396	$20,527	(2,893,715)	$(19,521)	$119,313	$120,715
Net income	—	—	—	—	—	8,446	8,446
Stock-based compensation expense	—	—	335	—	—	—	335
Stock options exercised	2,756	—	—	—	—	—	—
Balances at December 31, 2022	39,639,433	$396	$20,862	(2,893,715)	$(19,521)	$127,759	$129,496
Net income	—	—	—	—	—	10,840	10,840
Stock-based compensation expense	—	—	322	—	—	—	322
Stock options exercised	22,062	1	36	—	—	—	37
Balances at March 31, 2023	39,661,495	$397	$21,220	(2,893,715)	$(19,521)	$138,599	$140,695

	Nine months ended March 31, 2022 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2021	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$93,312	$92,388
Net income	—	—	—	—	—	7,752	7,752
Stock-based compensation expense	—	—	89	—	—	—	89
Stock options exercised	5,000	—	16	—	—	—	16
Balances at September 30, 2021	39,600,883	$396	$18,306	(2,893,715)	$(19,521)	$101,064	$100,245
Net income	—	—	—	—	—	1,037	1,037
Stock-based compensation expense	—	—	1,255	—	—	—	1,255
Stock options exercised	24,588	—	139	—	—	—	139
Balances at December 31, 2021	39,625,471	$396	$19,700	(2,893,715)	$(19,521)	$102,101	$102,676
Net income	—	—	—	—	—	$3,273	$3,273
Stock-based compensation expense	—	—	35	—	—	—	$35
Stock options exercised	1,784	—	—	—	—	—	—
Balances at March 31, 2022	39,627,255	$396	$19,735	(2,893,715)	$(19,521)	$105,374	$105,984

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months ended March 31,
	2023	2022

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,688	$12,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,398	1,320
Gain on disposal of fixed asset	(15)	—
Interest income on other investments	(177)	—
Unrealized loss (gain) on marketable securities	23	226
Recovery of credit losses	(118)	—
Change to inventory reserve	960	331
Deferred income taxes	(1,400)	(11)
Stock based compensation expense	1,134	1,379
Gain on extinguishment of debt	—	(3,904)
Changes in operating assets and liabilities:
Accounts receivable	5,166	3,872
Inventories	(11,959)	(11,309)
Prepaid expenses and other current assets	228	(318)
Other assets	48	(127)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(8,560)	4,892
Net Cash Provided by (Used in) Operating Activities	12,416	8,413
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(2,547)	(1,189)
Proceeds from disposal of fixed asset	38	—
Purchases of marketable securities	(110)	(58)
Purchases of other investments	(30,185)	—
Redemption of other investments	10,091	—
Net Cash Used in Investing Activities	(22,713)	(1,247)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	82	155
Net Cash Provided by Financing Activities	82	155

Net (decrease) increase in Cash and Cash Equivalents	(10,215)	7,321
CASH AND CASH EQUIVALENTS - Beginning	41,730	34,806
CASH AND CASH EQUIVALENTS - Ending	$31,515	$42,127
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$12	$12
Income taxes paid	$6,421	$2,154

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2023

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S. Our wireless communication services have led to the substantial growth in our monthly recurring revenues.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of March 31, 2023 and June 30, 2022 due to their short-term maturities. Long-term debt and lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents and Investments – other

Cash and cash equivalents include approximately $10,225,000 of short-term time deposits, consisting of several certificates of deposit totaling $10,162,000 and $63,000 in a money market fund as of March 31, 2023. Cash and cash equivalents include approximately $63,000 of short-term time deposits, consisting of $63,000 in a money market fund as of June 30, 2022. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents. Certificates of Deposit with an original maturity greater than three months are classified as Investments-other.

Cash and cash equivalents consists of the following as of (in thousands):

	March 31, 2023	June 30, 2022

Cash	$21,290	$41,667
Money Market Fund	63	63
Certificates of Deposit	10,162	—
	$31,515	$41,730

Investments-other consists of the following as of (in thousands):

	March 31, 2023	June 30, 2022

Certificates of Deposit	$20,271	$—
	$20,271	$—

Certificates of deposit are recorded at the original cost plus accrued interest. The Company’s Certificates of Deposit consist of the following as of (in thousands):

March 31, 2023

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	4.55% - 4.70%	4/24/2023 - 5/22/2023	$10,000	$10,162
Investments - other	4.75% - 4.90%	6/23/2023 - 9/21/2023	20,185	20,271

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2023 and June 30, 2022. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company would record an impairment charge if the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the nine months ended March 31, 2023, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for credit losses of $125,000 and $243,000 as of March 31, 2023 and June 30, 2022, respectively. Our reserves for credit losses are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Intangible assets consisted of the follows (in thousands):

	March 31, 2023			June 30, 2022
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	(9,262)	$538	$9,800	(9,143)	$657
Trade name	4,048	(557)	3,491	4,048	(405)	3,643
	$13,848	$(9,819)	$4,029	$13,848	$(9,548)	$4,300

Amortization expense for intangible assets subject to amortization was approximately $90,000 and $98,000 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for intangible assets subject to amortization was approximately $271,000 and $293,000 for the nine months ended March 31, 2023 and 2022, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2023 - $361,000; 2024 - $336,000; 2025 - $315,000; 2026 - $297,000; and 2027 - $283,000. The weighted average remaining amortization period for intangible assets was 15.7 years and 16.2 years at March 31, 2023 and June 30, 2022, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended March 31, 2023 and 2022 was $926,000 and

$655,000, respectively. Advertising expense for the three months ended March 31, 2023 and 2022 was $2,185,000 and $2,253,000, respectively.

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored R&D expense for the three months ended March 31, 2023 and 2022 was $2,314,000 and $2,009,000, respectively. Company-sponsored R&D expense for the nine months ended March 31, 2023 and 2022 was $6,964,000 and $5,918,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2023	2022	2023	2022	2023	2022
Basic EPS	$10,840	$3,273	36,793	36,743	$0.29	$0.09
Effect of Dilutive Securities:
Stock Options	—	—	289	136	—	—
Diluted EPS	$10,840	$3,273	37,082	36,879	$0.29	$0.09

Options to purchase 0 and 388,000 shares of common stock were excluded for the three months ended March 31, 2023 and 2022, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the nine months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

			Weighted Average		Net Income per
	Net Income		Shares		Share
	2023	2022	2023	2022	2023	2022
Basic EPS	$25,688	$12,062	36,736	36,723	$0.70	$0.33
Effect of Dilutive Securities:
Stock Options	—	—	247	150	$(0.01)	—
Diluted EPS	$25,688	$12,062	36,983	36,873	$0.69	$0.33

Options to purchase 8,379 and 156,145 shares of common stock were excluded for the nine months ended March 31, 2023 and 2022, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $322,000 and $35,000 were recognized for the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation costs of $1,134,000 and $1,379,000 were recognized for the nine months ended March 31, 2023 and 2022, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three or nine months ended March 31, 2023 or 2022.

Comprehensive Income

For the three and nine months ended March 31, 2023 and 2022, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($106,000 and $106,000 in the three months ended March 31, 2023 and 2022, respectively, and $346,000 and $318,000 in the nine months ended March 31, 2023 and 2022, respectively); and classifies the costs associated with these sales in cost of sales ($437,000 and $339,000 in the three months ended March 31, 2023 and 2022, respectively, and $1,285,000 and $1,033,000 in the nine months ended March 31, 2023 and 2022, respectively).

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

As of March 31, 2023 and June 30, 2022, the Company included refund liabilities of approximately $4,841,000 and $5,863,000, respectively, in current liabilities. As of March 31, 2023 and June 30, 2022, the Company included return-related assets of approximately $1,132,000 and $974,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 8% and 10% for the three months ended March 31, 2023 and 2022, respectively. As a percentage of gross sales, returns, rebates and allowances were 6% and 11% for the nine months ended March 31, 2023 and 2022, respectively.

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

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Major Product Lines:
Intrusion and access alarm products	$11,530	$12,667	$36,405	$33,230
Door locking devices	16,860	11,206	45,106	33,850
Services	15,142	12,032	43,828	33,284
Total Revenues	$43,532	$35,905	$125,339	$100,364

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised of 12% as of March 31, 2023. As of June 30, 2022, the accounts receivable balance with this respective customer did not exceed 10%. Sales to this customer did not exceed 10% of net sales during the three or nine months ended March 31, 2023 and 2022. The Company had another customer which the accounts receivable balance with this respective customer did not exceed 10% as of March 31, 2023, however the accounts receivable balance comprised of 16% as of June 30, 2022. Sales to this customer did not exceed 10% of net sales during the three or nine months ended March 31, 2023 and 2022. The Company had another customer with an accounts receivable balance that comprised of 19% and 22% as of March 31, 2023 and June 30, 2022. Sales for the three and nine months ended March 31, 2023 was 12% and 10%, respectively. Sales to this customer did not exceed 10% of net sales during the three or nine months ended March 31, 2022.

NOTE 4 – Marketable Securities

The Company’s marketable securities include investments in fixed income mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds, and are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three and nine months ended March 31, 2023 and 2022, are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022

Net gains recognized during the period on marketable securities	$32	$19	$110	$58
Less: Net gains recognized during the period on marketable securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	95	(191)	(23)	(226)
	$127	$(172)	$87	$(168)

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

The following tables summarize the Company’s investments at March 31, 2023 and June 30, 2022, respectively (in thousands):

	March 31, 2023			June 30, 2022
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds - Level 1	$5,613	5,155	$(458)	$5,504	$5,068	$(436)

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	March 31,	June 30,
	2023	2022
Component parts	$39,562	$32,656
Work-in-process	10,460	10,085
Finished product	10,764	7,045
	$60,786	$49,786

Classification of inventories, net of reserves:
Current	$46,921	$40,781
Non-current	13,865	9,005
	$60,786	$49,786

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2023	June 30, 2022	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,507	7,480	3 to 5
Furniture and fixtures	3,350	3,030	5 to 10
Machinery and equipment	28,275	26,696	3 to 10
Building improvements	3,009	2,464	Shorter of the lease term or life of asset
	51,956	49,485
Less: accumulated depreciation and amortization	(42,621)	(41,546)
	$9,335	$7,939

Depreciation and amortization expense on property, plant, and equipment was approximately $380,000 and $338,000 for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $1,127,000 and $1,028,000 for the nine months ended March 31, 2023 and 2022, respectively.

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

For the nine months ended March 31, 2023 and March 31, 2022, the Company recognized net income tax expense of $3,450,000 and $1,771,000, respectively. During the nine months ended March 31, 2023, the Company’s reserve for uncertain income tax positions increased by $36,000.  The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of March 31, 2023, the Company had accrued interest totaling $124,000, as well as $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the nine months ended March 31, 2023, additional interest expense was accrued for in the amount of $36,000.

The Company does not expect that our unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2023, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

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

Outstanding balances and interest rates as of March 31, 2023 and June 30, 2022 are as follows (dollars in thousands):

	March 31, 2023		June 30, 2022
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit:
Current maturities	$—	n/a	$—	n/a
Long-term debt	—	n/a	—	n/a
	$—		$—

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

NOTE 9 - Stock Option

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended March 31, 2023 and 2022, the Company recorded non-cash compensation expense of $322,000 ($0.01 per basic and diluted share) and $35,000 ($0.00 per basic and diluted share), respectively, relating to stock-based compensation. For the nine months ended March 31, 2023 and 2022, the Company recorded non-cash compensation expense of

$1,134,000 ($0.03 per basic and diluted share) and $1,379,000 ($0.04 per basic and diluted share), respectively, relating to stock-based compensation.

2022 Employee Stock Option Plan

The Company’s Board of Directors approved a new Employee Stock Option Plan (the 2022 Employee Plan) in August 2022. The 2022 Employee Plan was approved by the Company’s shareholders at the Company’s annual shareholder’s meeting in December 2022. The plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company’s common stock to be acquired by the holders of such awards. The terms of the 2022 Plan are substantially the same as those of the 2012 Employee Stock Option Plan. The 2022 Plan is intended to replace the 2012 Employee Stock Option Plan, which expired in 2022. As of March 31, 2023, no options have been granted under the 2022  Employee Plan.

2012 Employee Stock Option Plan

In December 2012, the stockholders approved the 2012 Employee Stock Option Plan (the 2012 Employee Plan). The 2012 Employee Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,900,000 shares of the Company’s common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options, which are intended to qualify as incentive stock options (“ISOs”) or non-incentive stock options, to valued employees. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company’s outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant and a term of 10 years.

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2023, 522,580 stock options were outstanding, 236,652 stock options were exercisable and no further stock options were available for grant under this plan.

0 and 37,500 Options were granted during the three and nine months ended March 31, 2023. 0 and 338,000 Options were granted during the three and nine months ended March 31, 2022. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	3.03%	1.64%
Expected lives	7.27 Years	6.18 Years
Expected volatility	43%	43%
Expected dividend yields	0%	0%

The following table reflects activity under the 2012 Employee Plan for the nine months ended March 31:

	2023		2022
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	523,080	$18.59	214,080	$9.59
Granted	37,500	$26.94	338,000	$23.17
Forfeited/Lapsed	—	—	—	—
Exercised	(38,000)	$10.63	(29,000)	$5.45
Outstanding, end of period	522,580	$19.34	523,080	$18.59
Exercisable, end of period	236,652	$17.47	164,776	$15.01
Weighted average fair value at grant date of options granted	$13.36		$12.16
Total intrinsic value of options exercised	$787,000		$502,000
Total intrinsic value of options outstanding	$9,531,000		$1,903,000
Total intrinsic value of options exercisable	$4,760,000		$1,085,000

30,800 and 38,000 stock options were exercised during the three and nine months ended March 31, 2023, respectively. 27,600 of the 30,800 options that were exercised during the three months ended March 31, 2023, were settled by exchanging 9,943 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 29,600 of the 38,000 options that were exercised during the nine months ended March 31, 2023, were settled by exchanging 10,150 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. $36,000 and $81,000 cash was received from the option exercises during the three and nine months ended March 31, 2023, respectively. The actual tax benefit realized for the tax deductions from option exercises during the three and nine months ended March 31, 2023 was $0 and $0, respectively. 1,000 and 29,000 stock options were exercised during the three and nine months ended March 31, 2022, respectively. 1,000 options that were exercised during the three and nine months ended March 31, 2023, were settled by exchanging 153 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. $0 and $155,000 cash was received from the option exercises during the three and nine months ended March 31, 2022, respectively. The actual tax benefit realized for the tax deductions from option exercises during the three and nine months ended March 31, 2022 was $3,000 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at March 31, 2023:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$3.15 ‑ $26.94	522,580	7.90	$19.34	236,652	$17.47
	522,580	7.90	$19.34	236,652	$17.47

As of March 31, 2023, there was $2,208,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 0 and 37,500 Options were granted during the three and nine months ended March 31, 2023. 5,200 and 97,900 options vested during the three and nine months ended March 31, 2023, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2023 under this plan was $33,000 and $916,000, respectively. 0 and 338,000 Options were granted during the three and nine months ended March 31, 2022. 5,200 and 95,600 options vested during the three and nine months ended March 31, 2022, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2022 under this plan was $36,000 and $975,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2023, 20,400 stock options were outstanding, 13,920 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three and nine months ended March 31, 2023. 0 and 9,600 Options were granted during the three and nine months ended March 31, 2022. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	n/a	1.68%
Expected lives	n/a	6.18 Years
Expected volatility	n/a	43%
Expected dividend yields	n/a	0%

The following table reflects activity under the 2012 Non-Employee Plan for the nine months ended March 31:

	2023		2022
		Weighted average			Weighted average
	Options	exercise price	Options		exercise price
Outstanding, beginning of year	20,400	$14.39		12,000	$6.55
Granted	—	—		9,600	$22.93
Forfeited/Lapsed	—	—		—	—
Exercised	—	—		—	—
Outstanding, end of period	20,400	$14.39		21,600	$13.83
Exercisable, end of period	13,920	$10.99		12,480	$8.48
Weighted average fair value at grant date of options granted	n/a			$12.58
Total intrinsic value of options exercised	n/a		$	n/a
Total intrinsic value of options outstanding	$473,000			$168,000
Total intrinsic value of options exercisable	$370,000			$155,000

No stock options were exercised during the three and nine months ended March 31, 2023 and 2022, respectively. No cash was received from option exercises during the three and nine months ended March 31, 2023 and 2022, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at March 31, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	6.90	$14.39	13,920	$10.99
	20,400	6.90	$14.39	13,920	$10.99

As of March 31, 2022, there was $52,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three and nine months ended March 31, 2023, respectively. 720 and 2,640 options vested during the three and nine months ended March 31, 2023, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2023 under this plan was $5,000 and $24,000, respectively. 0 and 9,600 Options were granted during the three and nine months ended March 31, 2022. 720 and 6,240 options vested during the three and nine months ended March 31, 2022, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2022 under this plan was $5,000 and $39,000, respecitvely.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2023, 77,500 stock options were outstanding, 53,220 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three and nine months ended March 31, 2023. 0 and 23,500 Options were granted during the three and nine months ended March 31, 2022. No options may be granted under this plan after December 2028. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	n/a	1.68%
Expected lives	n/a	6.18 Years
Expected volatility	n/a	43%
Expected dividend yields	n/a	0%

The following table reflects activity under the 2018 Non-Employee Plan for the nine months ended March 31:

	2023		2022
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	89,000	$14.91	70,100	$11.93
Granted	—	—	23,500	$22.93
Forfeited/Lapsed	—	—	—	—
Exercised	(11,500)	$15.14	(4,600)	$10.43
Outstanding, end of period	77,500	$14.88	89,000	$14.91
Exercisable, end of period	53,220	$13.03	45,040	$12.98
Weighted average fair value at grant date of options granted	n/a		$12.58
Total intrinsic value of options exercised	$164,000		$58,000
Total intrinsic value of options outstanding	$1,760,000		$556,000
Total intrinsic value of options exercisable	$1,307,000		$351,000

1,600 and 11,500 options were exercised during the three and nine months ended March 31, 2023, respectively. The 1,600 options that were exercised during the three months ended March 31, 2023, were settled by exchanging 395 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The 11,500 options that were exercised during the nine months ended March 31, 2023 were settled by exchanging 6,052 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash was received from option exercises during the three and nine months ended March 31, 2023. and the actual tax benefit realized for the tax deductions from option exercises was $8,000 and $34,000, respectively. 1,600 and 4,600 options were exercised during the three and nine months ended March 31, 2022, respectively. The 1,600 options that were exercised during the three months ended March 31, 2022, were settled by exchanging 663 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The 4,600 options that were exercised during the nine months ended March 31, 2022, were settled by exchanging 2,075 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash was received from option exercises during either of the three of nine months ended March 31, 2022. For the three and nine months ended March 31, 2022 the actual tax benefit realized for the tax deductions from option exercises was $4,000 and $12,000, respectively.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at March 31, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	77,500	7.03	$14.88	53,220	$13.03
	77,500	7.03	$14.88	53,220	$13.03

As of March 31, 2023, there was $166,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. No options were granted during the three and nine months ended March 31, 2023, respectively. 5,380 and 19,680 options vested during the three and nine months ended March 31, 2023, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2023 under this plan was $35,000 and $149,000, respectively. 0 and 23,500 options were granted during the three and nine months ended March 31, 2022. 5,380 and 19,680 options vested during the three and nine months ended March 31, 2022. The total grant date fair value of the options vesting during the three and nine months ended December 31, 2021 under this plan was $35,000 and $160,000, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2023, 56,900 stock options were outstanding, 18,760 stock options were exercisable and 43,100 stock options were available for grant under this plan.

5,000 and 30,000 Options were granted during the three and nine months ended March 31, 2023. 0 and 16,900 Options were granted during the three and nine months ended March 31, 2022. No options may be granted under this plan after May 2030. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	3.03 - 3.40%	1.68%
Expected lives	7.23 - 7.27 Years	6.18 Years
Expected volatility	43%	43%
Expected dividend yields	0%	0%

The following table reflects activity under the 2020 Non-Employee Plan for the nine months ended March 31:

	2023		2022
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	26,900	$18.64	10,000	$11.40
Granted	30,000	$27.57	16,900	$22.93
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	56,900	$23.35	26,900	$18.64
Exercisable, end of period	18,760	$20.73	7,380	$16.68
Weighted average fair value at grant date of options granted	$13.74		$12.58
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$810,000		$91,000
Total intrinsic value of options exercisable	$316,000		$36,000

No stock options were exercised during the three and nine months ended March 31, 2023 and 2022. No cash was received from option exercises during either of the three and snine months ended March 31, 2023 or 2022 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at March 31, 2023:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $30.71	56,900	8.84	$23.35	18,760	$20.73
	56,900	8.84	$23.35	18,760	$20.73

As of March 31, 2023, there was $376,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 5,000 and 30,000 options were granted during the three and nine months ended March 31, 2023, respectively. 1,000 and 11,380 options vested during the three and nine months ended March 31, 2023. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2023 under this plan was $16,000 and $129,000. 0 and 5,380 options vested during the three and nine months ended March 31, 2022. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2022 under this plan was $0 and $55,000.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the loan agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the three and nine months ended March 31, 2023 and the fiscal year ended June 30, 2022, the Company did not repurchase any shares of its outstanding common stock. Pursuant to the PPP described in Note 8, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein which occurred between August, 2021 and September, 2021.

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

During the three months ended March 31, 2023, certain employees and Directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plan totaling 32,400 shares. 29,200 of the 32,400 of these exercises were completed as cashless exercises as allowed for under the Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 10,338 and was based upon the per share price on the effective date of the option exercise. $36,000 cash was received from the other 3,200 options exercised.

During the nine months ended March 31, 2023, certain employees and Directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plan totaling 49,500 shares. 41,100 of these exercises were completed as cashless exercises as allowed for under the Plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 16,202 and was based upon the per share price on the effective date of the option exercise. $81,000 cash was received from the other 8,400 shares exercised.

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

NOTE 11 – Related Party Transaction

On February 13, 2023, the Company's President and Chairman and the Company’s Executive Vice President and Chief Financial Officer sold 2,012,500 and 87,500 shares of our common stock, respectively, as selling stockholders in an underwritten secondary public offering at a public offering price of $31.50 per share. In connection with such offering, the selling stockholders granted the underwriters an option to purchase additional shares (the “Greenshoe Option”).  On February 15, 2023, the underwriters exercised in full the Greenshoe Option, pursuant to which the selling stockholders sold a total of 300,000 additional shares of common stock at the same public offering price.  The Company did not sell any shares in the offering and received no proceeds from the offerings, but the Company incurred $496,000 in offering expenses, which are recorded in selling, general, and administrative expenses in the accompanying condensed consolidated statements of income.

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. non-union employees with and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $64,000 and $187,000 for the three and nine months ended March 31, 2023. Company contributions to this plan are discretionary and totaled $59,000 and $132,000 for the three and nine months ended March 31, 2022.

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

For the three months March 31, 2023 and 2022 cash payments against operating lease liabilities totaled $85,000 and $72,000, respectively. For the nine months March 31, 2023 and 2022, cash payments against operating lease liabilities totaled $249,000 and $216,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	69 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2023 (in thousands):

Year Ending June 30,	Amount
2023	$81
2024	316
2025	299
2026	282
2027	267
Thereafter	4,633
Total	$5,878

Operating lease expense totaled approximately $123,000 and $80,000 for the three months ended March 31, 2023 and 2022, respectively. Operating lease expense totaled approximately $334,000 and $239,000 for the nine months ended March 31, 2023 and 2022, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Employment Agreements

As of March 31, 2023, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, CFO and the Senior Vice President of Engineering (“the SVP of Engineering”). The employment agreement with the CEO provides for an annual salary of $872,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Sales to external customers (1):
Domestic	$43,228	$35,522	$124,373	$99,327
Foreign	304	383	966	1,037
Total Net Sales	$43,532	$35,905	$125,339	$100,364

	March 31, 2023	June 30, 2022
Identifiable assets:
United States	$109,525	$98,791
Dominican Republic (2)	55,757	49,785
Total Identifiable Assets	$165,282	$148,576
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (March 31, 2023 = $45,332; June 30, 2022 = $38,755), operating lease assets (March 31, 2023 = $5,878; June 30, 2022 = $7,350) and fixed assets (March 31, 2023 = $4,083; June 30, 2022 = $3,253) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

On May 5, 2023, the Company’s Board of Directors declared a cash dividend of $.0625 per share payable on June 12, 2023 to stockholders of record on May 22, 2023.

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

Overview

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S. Our wireless communication services have led to the substantial growth in our monthly recurring revenues.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. Our monthly recurring service revenue, which is less susceptable to these fluctuations, allows us to generate a more consistent and predictable income stream.

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

Results of Operations

	Three months ended March 31,			Nine months ended March 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2023	2022	(decrease)	2023	2022	(decrease)
Net sales: equipment revenues	$28,390	$23,873	18.9%	$81,511	$67,080	21.5%
service revenues	15,142	12,032	25.8%	43,828	33,284	31.7%
Total net sales	43,532	35,905	21.2%	125,339	100,364	24.9%
Gross Profit: equipment	9,002	4,539	98.3%	21,271	11,003	93.3%
services	13,669	10,494	30.3%	39,029	28,929	34.9%
Total gross profit	22,671	15,033	50.8%	60,300	39,932	51.0%
Gross profit as a % of net sales:	52.1%	41.9%	24.4%	48.1%	39.8%	20.9%
equipment	31.7%	19.0%	66.8%	26.1%	16.4%	59.1%
services	90.3%	87.2%	3.5%	89.1%	86.9%	2.5%

Research and development	2,314	2,009	15.2%	6,964	5,918	17.7%
Selling, general and administrative	8,425	8,442	(0.2)%	24,719	23,983	3.1%
Selling, general and administrative as a percentage of net sales	19.4%	23.5%	(17.4)%	19.7%	23.9%	(17.5)%
Operating income	11,932	4,582	160.4%	28,617	10,031	185.3%
Interest and other income (expense), net	437	(177)	(346.9)%	521	(102)	(610.8)%
Gain on extinguishment of debt	—	—	—	—	3,904	(100.0)%
Provision for income taxes	1,529	1,132	35.1%	3,450	1,771	94.8%
Net income	10,840	3,273	231.2%	25,688	12,062	113.0%

Net Sales for the three months ended March 31, 2023 increased by $7,627,000, or 21.2%, to $43,352,000 as compared to $35,905,000 for the same period a year ago. The increase in sales for the three months ended March 31, 2023 was due primarily to revenue increases in recurring communication services ($3,110,000), Alarm Lock brand door-locking products ($4.278,000), Marks brand door-locking products ($927,000), and Continental brand access control products ($113,000) as partialy offset by a decrease in Napco brand intrusion products ($1,250,000). Net Sales for the nine months ended March 31, 2023 increased by $24,975,000, or 24.9%, to $125,339,000 as compared to $100,364,000 for the same period a year ago. The increase in sales for the nine months ended March 31, 2023 was due primarily to revenue increases in recurring communication services ($10,544,000), Napco brand intrusion products, which include the Company’s cellular radio products ($1,993,000), Alarm Lock brand door-locking products ($9,045,000), Marks brand door-locking products ($2,212,000), and Continental brand access control products ($1,182,000). The Company’s increase in equipment sales was primarily due to a general increase in demand for the Company’s hardware products.

The Company's gross profit increased by $7,638,000 to $22,671,000, or 52.1% of net sales, for the three months ended March 31, 2023 as compared to $15,033,000, or 41.9% of net sales, for the same period a year ago. Gross profit on equipment sales was $9,002,000, or 31.7% of net equipment sales, for the three months ended March 31, 2023 and $4,539,000, or 19.0% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $13,669,000, or 90.3% of net service revenues, for the three months ended March 31, 2023 and $10,494,000, or 87.2% of net service revenues, for the same period a year ago. The increase in gross profit in dollars and as a percentage of net sales on equipment sales and service revenues was primarily the result of the increase in revenues of each as described above as well as increased availability and lower costs of components and transportation as compared to the same period last year, which resulted from improvements within the Company’s supply chain. The increases in revenues resulted in improved overhead absorption rates. In addition, the increase in gross margin on service revenues was due, in part, to increased service revenues relating to the Company’s fire radios, which have higher monthly selling prices than the Company’s intrusion radios.

The Company's gross profit increased by $20,368,000 to $60,300,000, or 48.1% of net sales, for the nine months ended March 31, 2023 as compared to $39,932,000, or 39.8% of net sales, for the same period a year ago. Gross profit on equipment sales was $21,271,000, or 26.1% of net equipment sales, for the nine months ended March 31, 2023 and $11,003,000, or 16.4% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $39,029,000, or 89.1% of net service revenues, for the nine months ended March 31, 2023 and $28,929,000, or 86.9% of net service revenues, for the same period a year ago. The increase in gross profit in dollars and as a percentage of net sales on equipment sales was primarily the result of the increase in revenues as described above, which improved overhead absorption rates, increased availability and lower costs of components and transportation as compared to the same period last year as well as a favorable shift in product mix the the Company’s Alarm Lock brand door locking products, which typically have higher margins. The increase in gross margin on service revenues was due primarily to increased service revenues relating to the Company’s fire radios, which have higher monthly selling prices than the Company’s intrusion radios.

Research and development expenses for the three months ended March 31, 2023 increased $305,000 to $2,314,000, or 5.3% of net sales, as compared to $2,009,000, or 5.6% of net sales, for the same period a year ago. Research and development expenses for the nine months ended March 31, 2023 increased $1,046,000 to $6,964,000, or 5.6% of net sales, as compared to $5,918,000, or 5.9% of net sales, for the same period a year ago. The increase in dollars was due primarily to salary increases and additional staff.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2023 remained relatively consistent at $8,425,000 as compared to $8,442,000 for the same period a year ago. SG&A expenses as a percentage of net sales decreased to 19.4% for the three months ended March 31, 2023 as compared to 23.5% for the same period a year ago. The decrease as a percentage of net sales was due primarily to the increase in net sales without the need to increase to increase SG&A expenses. SG&A expenses for the nine months ended March 31, 2023 increased by $736,000, or 3.1%, to $24,719,000 from $23,983,000 for the same period a year ago. SG&A expenses as a percentage of net sales decreased to 19.7% for the nine months ended March 31, 2023 as compared to 23.9% for the same period a year ago. The increase in dollars resulted primarily from increases in expenses relating to the Company's President and Chairman and the Company’s Executive Vice President and Chief Financial Officer selling shares of our Common stock in an underwritten secondary public offering, which is discussed more fully in Note 11 to the Condensed Consolidated financial statements, and credit card processing fees related to our monthly recurring service revenues. The decrease as a percentage of net sales was due primarily to the increase in net sales as partially offset by the aforementioned increase in expense dollars.

Interest and other income (expense), net for the three months ended March 31, 2023 increased by $614,000 to income of $437,000 as compared to expense of $177,000 for the same period a year ago. Interest and other income (expense), net for the nine months ended March 31, 2023 increased by $623,000 to income of $521,000 as compared to expense of $102,000 for the same period a year ago. The increases in income for the three and nine months was primarily due to interest income on certificates of deposits purchased during the nine months ended March 31, 2023.

Gain on extinguishment of debt resulted from a one-time gain in the nine months ended March 31, 2022 which resulted from the forgiveness of the Company’s PPP loans as described in Note 8 to the condensed consolidated financial statements.

The Company’s provision for income taxes for the three months ended March 31, 2023 increased by $397,000 to $1,529,000 as compared to $1,132,000 for the same period a year ago. The increase in the provision for income taxes for the three months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 12.4% and 25.7% for the three months ended March 31, 2023 and 2022 respectively. The Company’s provision for income taxes for the nine months ended March 31, 2023 increased by $1,679,000 to $3,450,000 as compared to $1,771,000 for the same period a year ago. The increase in the provision for income taxes for the nine months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 11.8% and 12.8% for the nine months ended March 31, 2023 and 2022, respectively.

Net income for the three months ended March 31, 2023 increased by $7,567,000 to $10,840,000 or $0.29 per diluted share as compared to $3,273,000 or $0.09 per diluted share for the same period a year ago. Net income for the nine months ended March 31, 2023 increased by $13,626,000 to $25,688,000 or $0.69 per diluted share as compared to $12,062,000 or $0.33 per diluted share for the same period a year ago. The increase in net income for the three and nine months ended March 31, 2023 was primarily due to the items described above. Without the inclusion of $3.9 million of income from the forgiveness of debt net income and diluted earnings per share for the nine months ended March 31, 2022 would have been $8.2 million and $0.22, respectively.

Liquidity and Capital Resources

During the nine months ended March 31, 2023, the Company utilized a portion of its cash balance at June 30, 2022 ($32,732,000 of $41,730,000) to purchase marketable securities and other investments ($30,185,000) and property, plant and equipment ($2,547,000). The securities and investments consist of money market accounts, CD’s and time deposits. During the nine months ended March 31, 2023, the Company generated cash flows from operations of $12,416,000. The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at March 31, 2023 decreased by $5,048,000 to $24,170,000 as compared to $29,218,000 at June 30, 2022. This decrease is primarily the result of the higher sales volume of equipment during the quarter ended June 30, 2022, which is typically the Company’s highest, as compared to the quarter ended March 31, 2023. In addition, sales of the Company’s radio communication devices were unusually high in the month of June 2022 due to the Company fulfilling backorders of these products which had built up during the world-wide supply chain difficulties. Sales of these products were at more normal levels in the month of March 2023.

Inventories, which include both current and non-current portions, increased by $11,000,000 to $60,786,000 at March 31, 2023 as compared to $49,786,000 at June 30, 2022. The increase was due primarily to a build-up of inventory of the Company’s radio products in order to mitigate potential supply chain interuptions of these products. The increase was also due to the ongoing shortages of certain component parts and the Company purchasing large quantities of these hard to source component parts when they become available. As these challenges begin to subside, the Company believes it’s inventory levels will decrease.

Accounts payable and accrued expenses, not including income taxes payable, decreased by $7,129,000 to $17,496,000 as of March 31, 2023 as compared to $24,625,000 as of June 30, 2022. This decrease is primarily due to a decreases in the Company’s accrued refund liability, which is explained in Note 2 to the Notes to the Company’s Consolidated Financial Statements, accrued employee compensation, and accounts payable, which relates to the Company reducing purchases of component parts in the latter part of the quarter ended March 31, 2023 after building up it’s inventory in fiscal 2022.

As of March 31, 2023 and 2022, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”), with no amounts outstanding, which expires in June 2024. The revolving credit facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. The Company’s long-term debt is described more fully in Note 8 to the condensed consolidated financial statements.

As of March 31, 2023, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. In addition, the Company’s balance sheet reflects a refund liability of $4,841,000 as of March 31, 2023 for customer returns and promotional credits which is more fully discussed in Note 2 to the Condensed Consolidated Financial Statements.

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

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $885,000.

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

At the conclusion of the period ended March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022, management identified two material weaknesses in internal control.

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

During the three and nine months ended March 31, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As of March 31, 2023, the Company’s controls over financial reporting were not effective because of the two material weaknesses noted above.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three and nine months ended March 31, 2023.

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

May 8, 2023

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)