Form 10-Q/A
period 2022-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2023-09-01
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A (Amendment No 1.)

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NSSC	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

Napco Security Technologies, Inc. (“Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2022 (the “Original Report”). In filing this amendment, the Company is restating its previously issued unaudited financial statements for the periods contained therein to account for changes to the Company’s inventory valuation, which led to changes in, among other things, cost of goods sold, gross profit, operating income and net income as more fully described below. Those previously issued financial statements should no longer be relied upon. Except as described below, all other information in, and the exhibits to, the Original Report remain unchanged. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC made after the Original Report. This Amendment speaks as of the date of the Original Report, and the Company has not updated the Original Report to reflect events occurring subsequent to the date of the Original Report.

Background and Effects of the Restatement

In the course of preparing the Company’s fiscal fourth quarter and year-end financial statements, management of the Company identified certain errors related to the Company’s calculation of cost of goods sold (“COGS”) and inventory for the period ended September 30, 2022. Specifically, the costs of several raw material components fluctuated significantly during fiscal 2023, and the Company’s costing procedures did not appropriately account for such fluctuations. As a result, inventories were overstated and COGS was understated, resulting in overstated gross profit, operating income, provision for income taxes and net income for the period. The effects of these changes on the financial statements for this period is shown in Note 1A to the Condended Consolidated Financial Statements.

Internal Control Over Financial Reporting

In connection with the restatement, management has assessed the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, the Company identified a material weakness in its internal control over financial reporting resulting in the conclusion by the Company’s Chief Executive Officer and Chief Financial Officer that the internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2022. Management is taking steps towards remediating the material weakness in the Company’s internal control over financial reporting. For additional information related to the material weakness in internal control over financial reporting and the related remedial measures, see “Part II – Item 9A. Controls and Procedures.”

Items Amended in this Filing

This Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Form 10-Q have been amended:

• Part I, Item 1, Condensed Consolidated Financial Statements

• Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

• Part I, Item 4, Controls and Procedures

• Part II, Item 1A, Risk Factors

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2 and 32.1.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022
	(as Restated) (unaudited)	June 30, 2022

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$29,448	$41,730
Investments - other	10,008	—
Marketable securities	4,943	5,068
Accounts receivable, net of allowance for doubtful accounts of $216 and $243 as of September 30, 2022 and June 30, 2022, respectively	21,342	29,218
Inventories, net	48,466	40,781
Income tax receivable	662	—
Prepaid expenses and other current assets	2,840	2,838
Total Current Assets	117,709	119,635
Inventories - non-current, net	11,770	9,005
Property, plant and equipment, net	7,920	7,939
Intangible assets, net	4,210	4,300
Deferred income taxes	251	—
Operating lease asset	6,046	7,350
Other assets	374	347
TOTAL ASSETS	$148,280	$148,576

CURRENT LIABILITIES
Accounts payable	$13,440	$11,072
Accrued expenses	7,907	9,489
Accrued salaries and wages	2,633	4,064
Accrued income taxes	—	1,868
Total Current Liabilities	23,980	26,493
Deferred income taxes	—	166
Accrued income taxes	1,067	1,058
Long term operating lease liabilities	5,836	7,068
TOTAL LIABILITIES	30,883	34,785
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of September 30, 2022 and June 30, 2022; 39,636,677 and 39,628,197 shares issued; and 36,742,962 and 36,734,482 shares outstanding, respectively	396	396
Additional paid-in capital	20,527	20,005
Retained earnings	115,995	112,911
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	117,397	113,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,280	$148,576

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended September 30,
	2022 (as Restated)	2021

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$25,687	$20,827
Service revenues	13,806	10,224
	39,493	31,051
Cost of sales:
Equipment-related expenses	23,266	16,172
Service-related expenses	1,661	1,423
	24,927	17,595

Gross Profit	14,566	13,456

Operating expenses:
Research and development	2,428	1,931
Selling, general, and administrative expenses	8,490	7,346
Total Operating Expenses	10,918	9,277

Operating Income	3,648	4,179

Other (expense) income:
Interest and other (expense) income, net	(103)	17
Gain on extinguishment of debt	—	3,904
Income before Provision for Income Taxes	3,545	8,100
Provision for Income Taxes	461	348
Net Income	$3,084	$7,752

Income per share:
Basic	$0.08	$0.21
Diluted	$0.08	$0.21

Weighted average number of shares outstanding:
Basic	36,762,000	36,700,000
Diluted	36,990,000	36,844,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Three months ended September 30, 2022 (as Restated) (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791
Net income (as restated)	—	—	—	—	—	3,084	3,084
Stock-based compensation expense	—	—	477	—	—	—	477
Stock options exercised	8,480	—	45	—	—	—	45
Balances at September 30, 2022	39,636,677	$396	$20,527	(2,893,715)	$(19,521)	$115,995	$117,397

	Three months ended September 30, 2021 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2021	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$93,312	$92,388
Net income	—	—	—	—	—	7,752	7,752
Stock-based compensation expense	—	—	89	—	—	—	89
Stock options exercised	5,000	—	16	—	—	—	16
Balances at September 30, 2021	39,600,883	$396	$18,306	(2,893,715)	$(19,521)	$101,064	$100,245

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,
	2022 (as Restated)	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,084	$7,752
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	457	438
Gain on disposal of fixed asset	(15)	—
Interest (income) on other investments	(8)	—
Unrealized loss (gain) on marketable securities	153	(3)
Provision for (recovery of) doubtful accounts	(27)	—
Change to inventory reserve	(252)	—
Deferred income taxes	(417)	21
Stock based compensation expense	477	89
Gain on extinguishment of debt	—	(3,904)
Changes in operating assets and liabilities:
Accounts receivable	7,903	2,738
Inventories	(10,197)	(1,824)
Prepaid expenses and other current assets	(2)	540
Income tax receivable	(662)	—
Other assets	(27)	(89)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(2,432)	(2,295)
Net Cash (Used in) Provided by Operating Activities	(1,965)	3,463
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(372)	(522)
Proceeds from disposal of fixed asset	38	—
Purchases of marketable securities and other investments	(10,028)	(19)
Net Cash Used in Investing Activities	(10,362)	(541)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	45	16
Net Cash Provided by Financing Activities	45	16

Net (decrease) increase in Cash and Cash Equivalents	(12,282)	2,938
CASH AND CASH EQUIVALENTS - Beginning	41,730	34,806
CASH AND CASH EQUIVALENTS - Ending	$29,448	$37,744
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4	$4
Income taxes paid	$3,398	$2,169

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

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for all of our products may be affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend. The monthly recurring revenue, which is less susceptible to these fluctuations, allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products.

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

Cash and Cash Equivalents

Cash and cash equivalents include approximately $5,066,000 and $63,000 of short-term time deposits at September 30, 2022 and June 30, 2022, respectively. The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. During the three months ended September 30, 2022, the Company purchased three certificate of deposits totaling $15,000,000. One certificate of deposit with an original maturity of three months has been included in cash and cash equivalents while two with original maturities greater than three months have been included in investments - other. Certificate of deposits are recorded at the original cost plus accrued interest. As of September 30, 2022 and June 30, 2022, the Company included $5,003,000 and $0, respectively, of certificate of deposits within Cash and Cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2022 and June 30, 2022. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

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

Net Income per Share (2022 amounts as restated)

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2022	2021	2022	2021	2022	2021
Basic EPS	$3,084	$7,752	36,762	36,700	$0.08	$0.21
Effect of Dilutive Securities:
Stock Options	—	—	228	144	—	—
Diluted EPS	$3,084	$7,752	36,990	36,844	$0.08	$0.21

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

Leases

The Company records lease assets and corresponding lease liabilities for the operating lease on our Consolidated Balance Sheets, excluding short-term leases (leases with terms of 12 months or less) as described under ASU No. 2016-02, Leases (Topic 842). Lease payments are discounted using a third-party secured incremental borrowing rate based on information available at lease commencement. The Company analyzes whether or not amendments to existing leases classify as a Lease Modification or a full or partial termination of the existing lease. See Note 12 – Commitments and Contingencies; Leases for additional accounting policies and disclosures.

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

NOTE 1A – Restatement of Previously Issued Financial Statements

During the preparation of the Company’s consolidated financial statements for the fiscal year ended June 30, 2023, management of the Company identified certain errors related to the Company’s calculation of cost of goods sold (“COGS”) and inventory for each of the first three quarters of fiscal 2023. Specifically, the costs of several raw materials fluctuated significantly during fiscal 2023, the Company’s costing procedures did not appropriately account for such fluctuations. As a result, inventories were overstated and COGS was understated, resulting in overstated gross profit, operating income and net income for each period.

The effects of the restatement resulted in a decrease to overall inventory (current and non-current inventory) and increase to cost of sales of $3,601,000, a decrease to the provision for income taxes of $283,000 and a decrease to net income and retained earnings of $3,318,000. Net cash provided by operating activities remained the same.

The table below sets forth the consolidated balance sheets information, including the balances originally reported and the restated balances as of September 30, 2022 (in thousands):

	As of September 30, 2022
	As
	previously	As
	reported	Restated
Inventory - Current	$52,055	$48,466
Income Tax Receivable	379	662
Inventory - Non-Current	11,782	11,770
Retained earnings	119,313	115,995

The table below sets forth the consolidated statements of income information, including the balances originally reported and the restated balances for the quarter ended September 30, 2022:

	Three Months Ended September 30, 2022
	(in thousands, except for per share data)
	As
	previously
	reported	As Restated
Equipment-related expenses	$19,665	$23,266
Cost of sales	21,326	24,927
Gross profit	18,167	14,566
Operating income	7,249	3,648
Income before provision for income taxes	7,146	3,545
Provision for income taxes	744	461
Net income	6,402	3,084

Income per share:
Basic	$0.17	$0.08
Diluted	$0.17	$0.08

The table below sets forth the consolidated statements of cash flows information, including the balances originally reported and the restated balances for the quarter ended September 30, 2022:

	Three Months Ended September 30, 2022
	(in thousands)
	As
	previously
	reported	As Restated
Net income	$6,402	$3,084
Change to inventory obsolescence reserve	71	(252)
Inventories	(14,121)	(10,197)
Income tax receivable	(379)	(662)
Net Cash Provided by Operating Activities	(1,965)	(1,965)

In addition to the restated consolidated financial statements, the information contained in notes 1, 5, 7 and 13 have been restated.

NOTE 2 – Revenue Recognition and Contracts with Customers,

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

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised of 15% and 16%  as of September 30, 2022 and June 30, 2022, respectively of the Company’s overall accounts receivable as of those dates. Sales to this customer did not exceed 10% of the Company’s net sales during the three months ended September 30, 2022 and 2021, respectively. The Company had another customer with an accounts receivable balance of 24% and 22 % as of September 30, 2022 and June 30, 2022, respectively. Sales to this customer were 11% and 14% of the Company’s net sales for the three months ended September 30, 2022 and 2021, respectively.

NOTE 4 – Marketable Securities

The Company’s marketable securities include investments in fixed income mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds, and are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three ended September 30, 2022 and 2021 are as follows (in thousands):

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	September 30,	June 30,
	2022 (as Restated)	2022
Component parts	$39,535	$32,656
Work-in-process	9,797	10,085
Finished product	10,904	7,045
	$60,236	$49,786

Classification of inventories, net of reserves:
Current	$48,466	$40,781
Non-current	11,770	9,005
	$60,236	$49,786

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2022	June 30, 2022	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,495	7,480	3 to 5
Furniture and fixtures	3,082	3,030	5 to 10
Machinery and equipment	26,832	26,696	7 to 10
Building improvements	2,557	2,464	Shorter of the lease term or life of asset
	49,781	49,485
Less: accumulated depreciation and amortization	(41,861)	(41,546)
	$7,920	$7,939

Depreciation and amortization expense on property, plant, and equipment was approximately $367,000 and $340,000 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 7 - Income Taxes (2022 amounts as restated)

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

For the three months ended September 30, 2022 and September 30, 2021, the Company recognized net income tax expense of $461,000 and $348,000, respectively. During the three months ended September 30, 2022, the Company’s reserve for uncertain income tax positions increased by $12,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of September 30, 2022, the Company had accrued interest totaling $100,000, as well as $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the three months ended September 30, 2022, additional interest expense was accrued for in the amount of $12,000. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company files a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2022, the Company remains subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

In January 2022, the Company received a letter from the IRS (“IRS”) notifying it that the IRS would be examining the Company’s income tax return for fiscal year ended June 30, 2020. Management believes that its provision for income taxes for this period is adequate. However, the outcome cannot be predicted with certainty.

NOTE 8 - Long-Term Debt

As of September 30, 2022 and June 30, 2022, the Company had a revolving line of credit of $11,000,000 (the “Revolver Agreement”) which expires in June 2024.

Outstanding balances and interest rates as of September 30, 2022 and June 30, 2022 are as follows (dollars in thousands):

	September 30, 2022		June 30, 2022
	Outstanding	Interest Rate	Outstanding	Interest Rate
Revolving line of credit:
Current maturities	$—	n/a	$—	n/a
Long-term debt	—	n/a	—	n/a
	$—		$—

The Revolver Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 1.15% to 2.00%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Revolver Agreement. The Company’s obligations under the Revolver Agreement continue to be secured by substantially all of its domestic assets, including but not limited to deposit accounts, accounts receivable, inventory, equipment and fixtures and intangible assets. In addition, the Company’s wholly owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Revolver Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Revolver Agreement. The Revolver Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Revolver Agreement. In September 2020, the Company and its lender amended the Revolver Agreement, which had an expiration date of June 2021, to expire in June 2024. The amended Revolver Agreement also removed certain requirements and restrictions on the Company as well as removing the mortgage on the Company’s Amityville facility.

During the fourth quarter of fiscal 2020, the Company received the proceeds of promissory notes dated between April 17, 2020 and May 7, 2020 (the "PPP Loan Agreement"), entered into between the Company and HSBC Bank USA N.A., as lender (the "Lender”). The Lender made the loans pursuant to the Paycheck Protection Program (the "PPP"), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the Small Business Association (“SBA”) implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time. Pursuant to the PPP Loan Agreement, the Lender made loans to the Company with an aggregate principal amount of $3,904,000 (the "PPP Loan"). The PPP Loan and related extinguishment was accounted for in accordance with ASC 470 “Debt”.

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

2022 Employee Stock Option Plan

In December 2022, the stockholders approved the 2022 Employee Stock Option Plan (the “2022 Employee Plan”). The plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company’s common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options, which are intended to qualify as incentive stock options (“ISOs”) or non-incentive stock options, to valued employees. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company’s outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant.

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2022, no stock options were granted or outstanding.

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

6,300 and 0 options were exercised during the three months ended September 30, 2022 and 2021, respectively. The 6,300 options that were exercised during the three months ended September 30, 2022 were settled by exchanging 3,020 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash was received from option exercises during the three months ended September 30, 2022 and 2021 and the actual tax benefit realized for the tax deductions from option exercises was $21,000 and $0, respectively.

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

25,000 options were granted during the three months ended September 30, 2022 under the 2020 Non-Employee Plan. There were no options granted during the three months ended September 30, 2021. No options may be granted under this plan after May 2030. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the Revolver Agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the three months ended September 30, 2022 and the fiscal year ended June 30, 2022, the Company did not repurchase any shares of its outstanding common stock. Pursuant to the PPP described in Note 8, the Company may not repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein which occurred between August, 2021 and September, 2021.

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

During the three months ended September 30, 2022, certain employees and directors of the Company exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plan totaling 11,500 shares. 6,300 of these exercises were completed as cashless exercises as allowed for under the plan, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 3,020 and was based upon the per share price on the effective date of the option exercise.

During fiscal 2022, certain employees and directors of the Company exercised stock options under the Company's 2012 Employee and Non-Employee  and 2018 Non-Employee Stock Option Plans totaling 34,800 shares. 6,800 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 2,486 and was based upon the per share price on the effective date of the option exercise.

NOTE 11 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that is available to all U.S. non-union employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $63,000 and $36,000 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 12 - Commitments and Contingencies

Leases

Our lease obligation consists of a 99-year lease, entered into by one of the Company’s foreign subsidiaries, for approximately four acres of land in the Dominican Republic on which the Company’s principal production facility is located. The lease, which commenced on April 26, 1993 and expires in 2092, initially had an annual base rent of approximately $235,000 plus $53,000 in annual service charges. On September 14, 2022, a lease modification was executed which provides for an annual base rent of $235,000 plus $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease. The modification resulted in a remeasurement of the operating lease asset and liability, and the effect was a reduction to the asset and liability of $1.3 million.

Operating leases are included in operating lease right-of-use assets, accrued expenses and operating lease liabilities, non-current on our condensed consolidated balance sheets.

For the three months September 30, 2022 and 2021, cash payments against operating lease liabilities totaled $72,000 for each period.

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

Employment Agreements

As of September 30, 2022, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO and the Senior Vice President of Engineering (“the SVP of Engineering”). The severance agreement is with the Company’s CFO.

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

The severance agreement is with the Executive Vice President of Operations and Chief Financial Officer and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine months’ salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended September 30,
	2022	2021
Sales to external customers (1):
Domestic	$39,259	$30,782
Foreign	234	269
Total Net Sales	$39,493	$31,051

	September 30, 2022	June 30, 2022
	(as Restated)
Identifiable assets:
United States	$93,335	$98,791
Dominican Republic (2)	54,945	49,785
Total Identifiable Assets	$148,280	$148,576
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (September 30, 2022 = $45,204; June 30, 2022 = $38,755), operating lease assets (September 30, 2022 = $6,046; June 30, 2022 = $7,350) and fixed assets (September 30, 2022 = $3,167; June 30, 2022 = $3,253) located at the Company’s principal manufacturing facility in the Dominican Republic.

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

On May 5, 2023, the Company’s Board of Directors declared a cash dividend of $.0625 per share payable on June 12, 2023 to stockholders of record on May 22, 2023. The cash dividend resulted in approximately $2,298,000 of cash paid to stockholders.

On August 18, 2023, the Company’s Board of Directors declared a cash dividend of $.08 per share payable on September 22, 2023 to stockholders of record on September 1, 2023.

On August 29, 2023, a purported class action was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer, alleging violations of the Securities Exchange Act of 1934 in connection with statements made in the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2022, December 31, 2022 and March 31, 2023 (the “10-Q’s”). The Company previously announced that it was going to restate the financial statements contained in the 10-Qs. The Company intends to vigorously defend against the action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 1A to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 4. Controls and Procedures.”

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

Economic and Other Factors

We are subject to the effects of general economic and market conditions. If the U.S. or international economic conditions deteriorate, our revenue, profit and cash-flow levels could be materially adversely affected in future periods. In the event of such deterioration, many of our current or potential future customers may experience serious cash flow problems and as a result may modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. If such events do occur, they may result in our fixed and semi-variable expenses becoming too high in relation to our revenues and cash flows.

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

Results of Operations

	Three months ended September 30,
	(dollars in thousands)
			% Increase/
	2022 (as Restated)	2021	(decrease)
Net sales: equipment revenues	$25,687	$20,827	23.3%
service revenues	13,806	10,224	35.0%
Total net sales	39,493	31,051	27.2%
Gross Profit: equipment	2,421	4,655	(48.0)%
services	12,145	8,801	38.0%
Total gross profit	14,566	13,456	8.2%
Gross profit as a % of net sales:	36.9%	43.3%	(14.8)%
equipment	9.4%	22.4%	(58.0)%
services	88.0%	86.1%	2.2%

Research and development	2,428	1,931	25.7%
Selling, general and administrative	8,490	7,346	15.6%
Selling, general and administrative as a percentage of net sales	21.5%	23.7%	(9.3)%
Operating income	3,648	4,179	(12.7)%
Interest and other (expense) income, net	(103)	17	(705.9)%
Gain on extinguishment of debt	—	3,904	(100.0)%
Provision for income taxes	461	348	32.5%
Net income	3,084	7,752	(60.2)%

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

The Company's gross profit increased by $1,110,000 to $14,566,000, or 36.9% of net sales, for the three months ended September 30, 2022 as compared to $13,456,000, or 43.3% of net sales, for the same period a year ago. Gross profit on equipment sales was $2,421,000, or 9.4% of net equipment sales, for the three months ended September 30, 2022 and $4,655,000, or 22.4% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $12,145,000, or 88.0% of net service revenues, for the three months ended September 30, 2022 and $8,801,000, or 86.1% of net service revenues, for the same period a year ago. The decrease in gross profit in dollars and as a percentage of net sales on equipment sales and service revenues was primarily the result of the sale of finished goods that were in opening inventory, and which contained certain higher priced components. The Company purchased these components at a significant premium during the supply chain interruptions during the latter part of fiscal 2022 in order to continue to supply the Company’s communication devices that led to the creation of recurring service revenues for the Company. These higher expenses were partially offset by the higher sales volume in the three months ended September 30, 2022 as compared to the same period a year ago. The increase in gross margin on service revenues was due primarily to continued increases in overall recurring service revenues as well as to increased service revenues relating to the Company’s fire radios, which have higher monthly selling prices than the Company’s intrusion radios.

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

The Company’s provision for income taxes for the three months ended September 30, 2022 increased by $113,000 to $461,000 as compared to $348,000 for the same period a year ago. The increase in the provision for income taxes for the three months ended September 30, 2022 was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 13.0% and 4.3% for the three months ended September 30, 2022 and 2021, respectively. The effective rate for the three months ended September 30, 2021 was reduced due to the one-time gain on extinguishment of debt of $3.9 million being non-taxable.

Net income for the three months ended September 30, 2022 decreased by $4,688,000 to $3,084,000 or $0.08 per diluted share as compared to $7,752,000 or $0.21 per diluted share for the same period a year ago. The decrease in net income for the three months ended September 30, 2022 was primarily due to the inclusion of income from the forgiveness of debt ($3.9 million related to the Company’s PPP loan) in other income in the three months ended September 30, 2021 as well as the other items described above, including the decline in gross profit on hardware sales in the current year’s quarter.

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

Accounts receivable at September 30, 2022 decreased by $7,876,000 to $21,342,000 as compared to $29,218,000 at June 30, 2022. This decrease was primarily the result of the higher sales volume of equipment during the quarter ended June 30, 2022, which is typically the Company’s highest, as compared to the quarter ended September 30, 2022.

Inventories, which include both current and non-current portions, increased by $10,450,000 to $60,236,000 at September 30, 2022 as compared to $49,786,000 at June 30, 2022. The increase was due primarily to higher costs of component parts and freight-in as well as a build-up of inventory of the Company’s radio products in order to mitigate potential supply chain interruptions of these products. The increase was also due to the ongoing shortages of certain component parts and the Company purchasing large quantities of these hard to source component parts when they become available.

Accounts payable and accrued expenses, not including income taxes payable, decreased by $645,000 to $23,980,000 as of September 30, 2022 as compared to $24,625,000 as of June 30, 2022. This decrease was primarily due to a decrease in the Company’s accrued refund liability, which is explained in Note 2 to the Notes to the Company’s Consolidated Financial Statements, and a decrease in accrued annual bonuses and commissions as partially offset by an increase in accounts payable which relates to the increase in inventory discussed above.

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

ITEM 4: Controls and Procedures (as Restated)

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

At the conclusion of the period ended September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022, management initially identified two material weaknesses in internal control.

One material weakness in internal control related to ineffective information technology general controls (ITGCs) in the area of user access and lack of effective program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation and risk-assessment procedures to assess changes in the IT environment and program change management of personnel that could impact internal controls over financial reporting. The material weakness did not result in any identified misstatements to the financial statements and there were no changes to the previously released financial results as a result of this material weakness.

The second material weakness in internal control related to the reserve for excess and slow-moving inventory. This control deficiency was a result of a lack of effective review and reconciliation controls over the forecasted sales and usage data. The material weakness did not result in a material misstatement to the financial statements, there were no changes to the previously released financial results as a result of this material weakness.  Based on these material weaknesses, the Company’s management concluded that at June 30, 2022 the Company’s internal controls over financial reporting were not effective.

Management is currently designing and implementing additional controls and procedures to remediate these items and expects to complete these actions during fiscal 2024. These actions include, but are not limited to, modifying its program change-management process over certain of its information technology (IT) systems that support the Company’s financial reporting processes as well as implementing changes to its forecasted sales and usage data used in calculating its reserve for excess and slow-moving inventory.

In addition to the foregoing, during the Company’s closing of its books for the period ended June 30, 2023, management identified an additional material weakness related to the Company’s Cost of Goods Sold (“COGS”) and Inventory during the quarter ended September 30, 2022. COGS reflected in the Company’s Original Form 10-Q was based on inventory costing as of June 30, 2022. However, in the period following June 30, 2022, substantial fluctuations occurred in material costs due to various macroeconomic factors. Our inventory costing process did not identify these fluctuations in a timely manner resulting in Inventory being overstated and COGS being understated and resulting in an overstated gross profit, operating income and net income for the three months ended September 30, 2022. While the Company has begun the process to take measures which it believes will remediate the underlying causes of this material weakness, there can be no assurance as to when the remediation plan will be fully developed and implemented and whether such measures will be effective. Until the Company’s remediation plan is fully implemented and effective, the Company will continue to devote time, attention and financial resources to these efforts.

During the three months ended September 30, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as described above. As of September 30, 2022 the Company’s controls over financial reporting were not effective.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three months ended September 30, 2022 except for the following risk factor:

The Company faces risks related to the restatement of its previously issued condensed financial statements with respect to the first three quarters of fiscal year ended June 30, 2023 (the “Affected Periods”).

As discussed in the Explanatory Note and in Note 1A to the condensed financial statements in this Form 10-Q/A , we determined to restate certain information in our previously issued condensed financial statements for the Affected Periods. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures, including the following:

•We will face litigation under the federal and state securities laws and other claims arising from the restatement. One such case has already been filed and we will likely face additional complaints. See Note 14-Subsequent Events. The cost of defending against those claims, the adequacy of our directors’ and officers’ liability insurance and the ultimate outcome of any such litigation cannot be predicted at this time

•The processes undertaken to effect the restatement may not be adequate to identify and correct all errors in our historical financial statements, and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

•The restatement has demonstrated an additional material weakness in our internal controls over financial reporting. The process of remediating that weakness and implementing new procedures and systems to correct the problems that led to the restatement will likely be time consuming and expensive and there can be no assurance how long that process will take or if the corrective measures will be successful. Furthermore, the implementation of those measures may result in an ongoing increase in administrative expenses which may adversely affect the Company’s profitability.

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

September 1, 2023

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)