Form 10-Q/A
period 2022-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2023-09-01
CIK 69633

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

EXPLANATORY NOTE

Napco Security Technologies, Inc. (“Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 6, 2023 (the “Original Report”). In filing this amendment, the Company is restating its previously issued unaudited financial statements for the periods contained therein to account for changes to the Company’s inventory valuation, which led to changes in, among other things, cost of goods sold, gross profit, operating income and net income as more fully described below. Those previously issued financial statements should no longer be relied upon. Except as described below, all other information in, and the exhibits to, the Original Report remain unchanged. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC made after the Original Report. This Amendment speaks as of the date of the Original Report, and the Company has not updated the Original Report to reflect events occurring subsequent to the date of the Original Report.

Background and Effects of the Restatement

In the course of preparing the Company’s fiscal fourth quarter and year-end financial statements, management of the Company identified certain errors related to the Company’s calculation of cost of goods sold (“COGS”) and inventory for the period ended December 31, 2022. Specifically, the costs of several raw material components fluctuated significantly during fiscal 2023, and the Company’s costing procedures did not appropriately account for such fluctuations. As a result, inventories were overstated and COGS was understated, resulting in overstated gross profit, operating income, provision for income taxes and net income for each period. The effects of these changes on the financial statements for these periods are shown in Note 1A to the Condended Consolidated Financial Statements.

Internal Control Over Financial Reporting

In connection with the restatement, management has assessed the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, the Company identified a material weakness in its internal control over financial reporting resulting in the conclusion by the Company’s Chief Executive Officer and Chief Financial Officer that the internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022. Management is taking steps towards remediating the material weakness in the Company’s internal control over financial reporting. For additional information related to the material weakness in internal control over financial reporting and the related remedial measures, see “Part II – Item 9A. Controls and Procedures.”

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

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022
	(as Restated) (unaudited)	June 30, 2022

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$32,007	$41,730
Investments - other	10,068	—
Marketable securities	5,028	5,068
Accounts receivable, net of allowance for credit losses of $215 and $243 as of December 31, 2022 and June 30, 2022, respectively	20,985	29,218
Inventories, net	41,182	40,781
Income tax receivable	583	—
Prepaid expenses and other current assets	2,827	2,838
Total Current Assets	112,680	119,635
Inventories - non-current, net	14,301	9,005
Property, plant and equipment, net	7,984	7,939
Intangible assets, net	4,119	4,300
Deferred income taxes	828	—
Operating lease asset	5,961	7,350
Other assets	364	347
TOTAL ASSETS	$146,237	$148,576

CURRENT LIABILITIES
Accounts payable	$8,110	$11,072
Accrued expenses	7,215	9,489
Accrued salaries and wages	2,383	4,064
Accrued income taxes	—	1,868
Total Current Liabilities	17,708	26,493
Deferred income taxes	—	166
Accrued income taxes	1,082	1,058
Long term operating lease liabilities	5,786	7,068
TOTAL LIABILITIES	24,576	34,785
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of December 31, 2022 and June 30, 2022; 39,639,433 and 39,628,197 shares issued; and 36,745,718 and 36,734,482 shares outstanding, respectively	396	396
Additional paid-in capital	20,862	20,005
Retained earnings	119,924	112,911
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	121,661	113,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,237	$148,576

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended December 31,
	2022 (as Restated)	2021

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$27,434	$22,380
Service revenues	14,880	11,028
	42,314	33,408
Cost of sales:
Equipment-related expenses	26,295	20,571
Service-related expenses	1,665	1,394
	27,960	21,965

Gross Profit	14,354	11,443

Operating expenses:
Research and development	2,222	1,978
Selling, general, and administrative expenses	7,804	8,195
Total Operating Expenses	10,026	10,173

Operating Income	4,328	1,270

Other income (expense):
Interest and other income (expense), net	187	58
Income before Provision for Income Taxes	4,515	1,328
Provision for Income Taxes	586	291
Net Income	$3,929	$1,037

Income per share:
Basic	$0.11	$0.03
Diluted	$0.11	$0.03

Weighted average number of shares outstanding:
Basic	36,772,000	36,728,000
Diluted	36,997,000	36,898,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six Months Ended December 31,
	2022 (as Restated)	2021

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$53,121	$43,207
Service revenues	28,686	21,252
	81,807	64,459
Cost of sales:
Equipment related expenses	49,561	36,743
Service-related expenses	3,326	2,817
	52,887	39,560

Gross Profit	28,920	24,899

Operating expenses:
Research and development	4,650	3,909
Selling, general, and administrative expenses	16,294	15,541
Total Operating Expenses	20,944	19,450

Operating Income	7,976	5,449

Other income (expense):
Interest and other income (expense), net	84	75
Gain on extinguishment of debt	—	3,904
Income before Provision for Income Taxes	8,060	9,428
Provision for Income Taxes	1,047	639
Net Income	$7,013	$8,789

Income per share:
Basic	$0.19	$0.24
Diluted	$0.19	$0.24

Weighted average number of shares outstanding:
Basic	36,731,000	36,720,000
Diluted	36,957,000	36,877,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Six months ended December 31, 2022 (as Restated) (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791
Net income	—	—	—	—	—	3,084	3,084
Stock-based compensation expense	—	—	477	—	—	—	477
Stock options exercised	8,480	—	45	—	—	—	45
Balances at September 30, 2022	39,636,677	$396	$20,527	(2,893,715)	$(19,521)	$115,995	$117,397
Net income (as restated)	—	—	—	—	—	3,929	3,929
Stock-based compensation expense	—	—	335	—	—	—	335
Stock options exercised	2,756	—	—	—	—	—	—
Balances at December 31, 2022	39,639,433	$396	$20,862	(2,893,715)	$(19,521)	$119,924	$121,661

	Six months ended December 31, 2021 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2021	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$93,312	$92,388
Net income	—	—	—	—	—	7,752	7,752
Stock-based compensation expense	—	—	89	—	—	—	89
Stock options exercised	5,000	—	16	—	—	—	16
Balances at September 30, 2021	39,600,883	$396	$18,306	(2,893,715)	$(19,521)	$101,064	$100,245
Net income	—	—	—	—	—	1,037	1,037
Stock-based compensation expense	—	—	1,255	—	—	—	1,255
Stock options exercised	24,588	—	139	—	—	—	139
Balances at December 31, 2021	39,625,471	$396	$19,700	(2,893,715)	$(19,521)	$102,101	$102,676

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months ended December 31,
	2022 (as Restated)	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,013	$8,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	928	884
Gain on disposal of fixed asset	(15)	—
Interest (income) on other investments	(68)	—
Unrealized loss (gain) on marketable securities	118	36
(Recovery of) provision for credit losses	(28)	—
Change to inventory reserve	(560)	—
Deferred income taxes	(994)	96
Stock based compensation expense	812	1,344
Gain on extinguishment of debt	—	(3,904)
Changes in operating assets and liabilities:
Accounts receivable	8,261	4,550
Inventories	(5,136)	(5,287)
Prepaid expenses and other current assets	11	(207)
Income tax receivable	(583)	—
Other assets	(17)	(130)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(8,654)	1,630
Net Cash Provided by (Used in) Operating Activities	1,088	7,801
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(816)	(771)
Proceeds from disposal of fixed asset	38	—
Purchases of marketable securities and other investments	(10,078)	(40)
Net Cash Used in Investing Activities	(10,856)	(811)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	45	155
Net Cash Provided by Financing Activities	45	155

Net (decrease) increase in Cash and Cash Equivalents	(9,723)	7,145
CASH AND CASH EQUIVALENTS - Beginning	41,730	34,806
CASH AND CASH EQUIVALENTS - Ending	$32,007	$41,951
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$8	$8
Income taxes paid	$4,469	$2,154

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

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for all of our products may be affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend. The monthly recurring service revenue, which is less susceptible to these fluctuations, allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31, 2022 and 2021 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2022	2021	2022	2021	2022	2021
Basic EPS	$3,929	$1,037	36,772	36,728	$0.11	$0.03
Effect of Dilutive Securities:
Stock Options	—	—	225	170	—	—
Diluted EPS	$3,929	$1,037	36,997	36,898	$0.11	$0.03

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

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31, 2022 and 2021 (in thousands, except share and per share data):

			Weighted Average		Net Income per
	Net Income		Shares		Share
	2022	2021	2022	2021	2022	2021
Basic EPS	$7,013	$8,789	36,731	36,720	$0.19	$0.24
Effect of Dilutive Securities:
Stock Options	—	—	226	157	—	—
Diluted EPS	$7,013	$8,789	36,957	36,877	$0.19	$0.24

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

The effects of the restatement resulted in a decrease to overall inventory (current and non-current inventory) and increase to cost of sales of $8,709,000, a decrease to the provision for income taxes of $874,000 and a decrease to net income and retained earnings of $7,835,000 as of and for the six months ended December 31, 2022. Net cash provided by operating activities remained the same. The effects of the restatement resulted in an increase to cost of sales of $5,108,000, a decrease to the provision for income taxes of $591,000 and a decrease to net income of $4,517,000 for the three months ended December 31, 2022.

The table below sets forth the consolidated balance sheets information, including the balances originally reported and the restated balances as of December 31, 2022 (in thousands):

	As of December 31, 2022
	As
	previously	As
	reported	Restated
Inventory - Current	$48,661	$41,182
Income Tax Receivable	—	583
Inventory - Non-Current	15,531	14,301
Accrued Income Taxes	291	—
Retained earnings	127,759	119,924

The table below sets forth the consolidated statements of income information, including the balances originally reported and the restated balances for the three months ended December 31, 2022:

	Three Months ended December 31, 2022
	(in thousands, except for per share data)
	As
	previously
	reported	As Restated
Equipment-related expenses	$21,187	$26,295
Cost of sales	22,852	27,960
Gross profit	19,462	14,354
Operating income	9,436	4,328
Income before provision for income taxes	9,623	4,515
Provision for income taxes	1,177	586
Net income	8,446	3,929

Income per share:
Basic	$0.24	$0.11
Diluted	$0.24	$0.11

The table below sets forth the consolidated statements of income information, including the balances originally reported and the restated balances for the six months ended December 31, 2022:

	Six Months ended December 31, 2022
	(in thousands, except for per share data)
	As
	previously
	reported	As Restated
Equipment-related expenses	$40,852	$49,561
Cost of sales	44,178	52,887
Gross profit	37,629	28,920
Operating income	16,685	7,976
Income before provision for income taxes	16,769	8,060
Provision for income taxes	1,921	1,047
Net income	14,848	7,013

Income per share:
Basic	$0.40	$0.19
Diluted	$0.40	$0.19

The table below sets forth the consolidated statements of cash flows information, including the balances originally reported and the restated balances for the six months ended December 31, 2022:

	Six Months ended December 31, 2022
	(in thousands)
	As
	previously
	reported	As Restated
Net income	$14,848	$7,013
Change to inventory obsolescence reserve	350	(560)
Inventories	(14,755)	(5,136)
Income tax receivable	—	(583)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(8,363)	(8,654)
Net Cash Provided by Operating Activities	1,088	1,088

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

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised of 13% and 16% as of December 31, 2022 and June 30, 2022, respectively, of the Company’s overall accounts receivable as of those dates.

Sales to this customer did not exceed 10% of the Company’s net sales during the three or six months ended December 31, 2022 and 2021. The Company had another customer with an accounts receivable balance of 14% and 22%  as of December 31, 2022 and June 30, 2022, respectively. Sales to this customer was 10% for the six months ended December 31, 2021. Sales for the three and six months ended December 31, 2022 and the three months ended December 31, 2021 did not exceed 10% of net sales. The Company had another customer with an accounts receivable balance that comprised of 11% of the Company’s overall accounts receivable as of December 31, 2022. As of June 30, 2022, the accounts receivable balance with this respective customer did not exceed 10% of the Company’s overall accounts receivable. Sales to this customer for the three and six months ended December 31, 2022 and 2021 did not exceed 10% of the Company’s net sales.

NOTE 4 – Marketable Securities

The Company’s marketable securities include investments in fixed income mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds, and are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three and six months ended December 31, 2022 and 2021 are as follows (in thousands):

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	December 31,	June 30,
	2022 (as Restated)	2022
Component parts	$37,697	$32,656
Work-in-process	8,433	10,085
Finished product	9,353	7,045
	$55,483	$49,786

Classification of inventories, net of reserves:
Current	$41,182	$40,781
Non-current	14,301	9,005
	$55,483	$49,786

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2022	June 30, 2022	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,502	7,480	3 to 5
Furniture and fixtures	3,137	3,030	5 to 10
Machinery and equipment	27,029	26,696	3 to 10
Building improvements	2,742	2,464	Shorter of the lease term or life of asset
	50,225	49,485
Less: accumulated depreciation and amortization	(42,241)	(41,546)
	$7,984	$7,939

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

For the six months ended December 31, 2022 and December 31, 2021, the Company recognized net income tax expense of $1,047,000 and $639,000, respectively. During the six months ended December 31, 2022, the Company’s reserve for uncertain income tax positions increased by $24,000.  The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2022, the Company had accrued interest totaling $112,000, as well as $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the six months ended December 31, 2022, additional interest expense was accrued for in the amount of $24,000.

The Company does not expect that its unrecognized tax benefits will change within the next twelve months due to the statute of limitation lapses. The Company files a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2022, the Company remains subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

In December 2022, the Company received a letter from the IRS (“IRS”) notifying it that the IRS has closed its examination of the Company’s income tax return for fiscal year ended June 30, 2020.  There has been no changes proposed in relation to this examination.

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

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2022, no stock options were granted or outstanding under the 2022 Employee Plan.

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

0 and 37,500 options were granted under the 1012 Employee Plan during the three and six months ended December 31, 2022. 338,000 options were granted during the three and six months ended December 31, 2021. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

There were no options granted under the 2012 Non-Employee Plan during the three and six months ended December 31, 2022. 9,600 Options were granted during the three and six months ended December 31, 2021. No options may be granted under this plan after

December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

There were no options granted under the 2018 Non-Employee Plan during the three and six months ended December 31, 2022. 23,500 Options were granted during the three and six months ended December 31, 2021. No options may be granted under this plan after December 2028. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

3,600 and 9,900 options were exercised during the three and six months ended December 31, 2022, respectively. The 3,600 options that were exercised during the three months ended December 31, 2022 were settled by exchanging 2,637 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The 9,900 options that were exercised during the six months ended December 31, 2022 were settled by exchanging 5,657 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash was received from option exercises during the three and six months ended December 31, 2022 and the actual tax benefit realized for the tax deductions from option exercises was $5,000 and $26,000, respectively. 3,000 options were exercised during the three and six months ended December 31, 2021, respectively. The 3,000 options that were exercised during the three months ended December 31, 2021, were settled by exchanging 1,412 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. For the three and six months ended December 31, 2021 the actual tax benefit realized for the tax deductions from option exercises was $8,000 each period.

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

0 and 25,000 options were granted under the 2020 Non-Employee Plan during the three and six months ended December 31, 2022. 16,900 options were granted during the three and six months ended December 31, 2021. No options may be granted under this plan after May 2030. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the Revolver Agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the three and six months ended December 31, 2022 and the fiscal year ended June 30, 2022, the Company did not repurchase any shares of its outstanding common stock. Pursuant to the PPP loan described in Note 8, the Company was not allowed to repurchase any of its shares of common stock until 12 months after the termination of the term loans described therein which occurred between August, 2021 and September, 2021.

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

During the three months ended December 31, 2022, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 5,600 shares. All 5,600 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 2,844 and was based upon the per share price on the effective date of the option exercise.

During the six months ended December 31, 2022, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 17,100 shares. 11,900 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 5,864 and was based upon the per share price on the effective date of the option exercise. $45,000 cash was received from the other 5,200 shares exercised.

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

The employment agreement with the CEO provides for an annual salary of $872,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar years’ compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Sales to external customers (1):
Domestic	$41,886	$33,023	$81,145	$63,806
Foreign	428	385	662	653
Total Net Sales	$42,314	$33,408	$81,807	$64,459

	December 31, 2022	June 30, 2022
	( as Restated)
Identifiable assets:
United States	$98,581	$98,791
Dominican Republic (2)	47,656	49,785
Total Identifiable Assets	$146,237	$148,576
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (December 31, 2022 = $38,059; June 30, 2022 = $38,755), operating lease assets (December 31, 2022 = $5,961; June 30, 2022 = $7,350) and fixed assets (December 31, 2022 = $3,098; June 30, 2022 = $3,253) located at the Company’s principal manufacturing facility in the Dominican Republic.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. The monthly recurring service revenue, which is less susceptible to these fluctuations, allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products.

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

Results of Operations

	Three months ended December 31,			Six months ended December 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2022 (as Restated)	2021	(decrease)	2022 (as Restated)	2021	(decrease)
Net sales: equipment revenues	$27,434	$22,380	22.6%	$53,121	$43,207	22.9%
service revenues	14,880	11,028	34.9%	28,686	21,252	35.0%
Total net sales	42,314	33,408	26.7%	81,807	64,459	26.9%
Gross Profit: equipment	1,139	1,809	(37.0)%	3,560	6,464	(44.9)%
services	13,215	9,634	37.2%	25,360	18,435	37.6%
Total gross profit	14,354	11,443	25.4%	28,920	24,899	16.1%
Gross profit as a % of net sales:	33.9%	34.3%	(1.2)%	35.4%	38.6%	(7.5)%
equipment	4.2%	8.1%	(48.1)%	6.7%	15.0%	(55.3)%
services	88.8%	87.4%	1.6%	88.4%	86.7%	1.9%

Research and development	2,222	1,978	12.3%	4,650	3,909	19.0%
Selling, general and administrative	7,804	8,195	(4.8)%	16,294	15,541	4.8%
Selling, general and administrative as a percentage of net sales	18.4%	24.5%	(24.9)%	19.9%	24.1%	(17.4)%
Operating income	4,328	1,270	240.8%	7,976	5,449	46.4%
Interest and other income (expense), net	187	58	222.4%	84	75	12.0%
Gain on extinguishment of debt	—	—	—	—	3,904	(100.0)%
Provision for income taxes	586	291	101.4%	1,047	639	63.8%
Net income	3,929	1,037	278.9%	7,013	8,789	(20.2)%

Net Sales for the three months ended December 31, 2022 increased by $8,906,000, or 26.7%, to $42,314,000 as compared to $33,408,000 for the same period a year ago. The increase in sales for the three months ended December 31, 2022 was due primarily to increased recurring communication service revenues ($3,852,000), Alarm Lock brand door-locking products ($3,191,000), Marks brand door-locking products ($1,288,000), and Continental brand access control products ($664,000) partially offset by Napco brand intrusion products, which include the Company’s cellular radio products which declined ($89,000). Net Sales for the six months ended

December 31, 2022 increased by $17,348,000, or 26.9%, to $81,807,000 as compared to $64,459,000 for the same period a year ago. The increase in sales for the six months ended December 31, 2022 was due primarily to increased recurring communication service revenues ($7,434,000), Napco brand intrusion products, which include the Company’s cellular radio products ($3,242,000), Alarm Lock brand door-locking products ($4,317,000), Marks brand door-locking products ($1,285,000), and Continental brand access control products ($1,069,000). The Company’s increase in equipment sales was primarily due to customer demand returning after the decline during the COVID-19 pandemic and the related closures throughout the United States.

The Company's gross profit increased by $2,911,000 to $14,354,000, or 33.9% of net sales, for the three months ended December 31, 2022 as compared to $11,443,000, or 34.3% of net sales, for the same period a year ago. Gross profit on equipment sales was $1,139,000, or 4.2% of net equipment sales, for the three months ended December 31, 2022 and $1,809,000, or 8.1% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $13,215,000, or 88.8% of net service revenues, for the three months ended December 31, 2022 and $9,634,000, or 87.4% of net service revenues, for the same period a year ago. The increase in gross profit in dollars on equipment sales and service revenues was primarily the result of the increase in revenues of each as described above. The decrease in gross profit as a percentage of equipment sales was primarily the result of the sale of the remaining portion of finished goods that were in opening inventory that contained certain higher priced components as disclosed in the Form 10-Q/A for the period ending September 30, 2022. The Company purchased these components at a significant premium during the supply chain interruptions during the latter part of fiscal 2022 in order to continue to supply the Company’s communication devices that led to the creation of recurring service revenues for the Company. These higher expenses were partially offset by the higher sales volume in the three months ended December 31, 2022 as compared to the same period a year ago. The increase in gross margin on service revenues was due primarily to continued increases in overall recurring service revenues as well as to increased service revenues relating to the Company’s fire radios, which have higher monthly selling prices than the Company’s intrusion radios.

The Company's gross profit increased by $4,021,000 to $28,920,000, or 35.4% of net sales, for the six months ended December 31, 2022 as compared to $24,899,000, or 38.6% of net sales, for the same period a year ago. Gross profit on equipment sales was $3,560,000, or 6.7% of net equipment sales, for the six months ended December 31, 2022 and $6,464,000, or 15.0% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $25,360,000, or 88.4% of net service revenues, for the six months ended December 31, 2022 and $18,435,000, or 86.7% of net service revenues, for the same period a year ago. The increase in gross profit in dollars on equipment sales and service revenues was primarily the result of the increase in revenues of each as described above. The decrease in gross profit as a percentage of equipment sales was primarily the result of the sale of the remaining portion of finished goods that were in opening inventory that contained certain higher priced components as disclosed in the Form 10-Q/A for the period ending September 30, 2022. The Company purchased these components at a significant premium during the supply chain interruptions during the latter part of fiscal 2023 in order to continue to supply the Company’s communication devices that relate to the Company’s recurring service revenues. These higher expenses were partially offset by the higher sales volume in the three months ended December 31, 2022 as compared to the same period a year ago. The increase in gross margin on service revenues was due primarily to continued increases in overall recurring service revenues as well as to increased service revenues relating to the Company’s fire radios, which have higher monthly selling prices than the Company’s intrusion radios.

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

The Company’s provision for income taxes for the three months ended December 31, 2022 increased by $295,000 to $586,000 as compared to $291,000 for the same period a year ago. The increase in the provision for income taxes for the three months ended December 31, 2022 was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 13.0% and 21.9% for the three months ended December 31, 2022 and 2021, respectively. The Company’s provision for income taxes for the six months ended December 31, 2022 increased by $408,000 to $1,047,000 as compared to $639,000 for the same period a year ago. The increase in the provision for income taxes for the six months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 13.0% and 6.8% for the six months ended December 31, 2022 and 2021, respectively. The effective rate for the six months ended December 31, 2021 was reduced due to a one-time gain on extinguishment of debt of $3.9 million being non-taxable.

Net income for the three months ended December 31, 2022 increased by $2,892,000 to $3,929,000 or $0.11 per diluted share as compared to $1,037,000 or $0.03 per diluted share for the same period a year ago. Net income for the six months ended December 31, 2022 decreased by $1,776,000 to $7,013,000 or $0.19 per diluted share as compared to $8,789,000 or $0.24 per diluted share for the same period a year ago. The increase in net income for the three ended December 31, 2022 was primarily due to the items described above. The decrease in net income for the three months ended September 30, 2022 was primarily due to the inclusion of one-time income from the forgiveness of debt ($3.9 million related to the Company’s PPP loan) in other income in the three months ended September 30, 2021 as well as the other items described above, including the decline in gross profit on hardware sales in the current year’s quarter.

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

Inventories, which include both current and non-current portions, increased by $5,697,000 to $55,483,000 at December 31, 2022 as compared to $49,786,000 at June 30, 2022. The increase was due primarily to a build-up of inventory of the Company’s radio products in order to mitigate potential supply chain interruptions of these products. The increase was also due to shortages of certain component parts and the Company purchasing large quantities of these hard-to-source component parts when they became available. As these challenges begin to subside, the Company believes its inventory levels of these items will decrease.

Accounts payable and accrued expenses, not including income taxes payable, decreased by $6,917,000 to $17,708,000 as of December 31, 2022 as compared to $24,625,000 as of June 30, 2022. This decrease was primarily due to a decrease in the Company’s accrued refund liability, which is explained in Note 2 to the Notes to the Company’s Consolidated Financial Statements, and a decrease in accrued salaries, a decrease in accrued annual bonuses and a decrease in accounts payable which relates to the Company reducing purchases of component parts in the latter part of the quarter ended December 31, 2022 after building up its inventory in fiscal 2022.

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

In addition to the foregoing, during the Company’s closing of its books for the period ended June 30, 2023, management identified an additional material weakness related to the Company’s Cost of Goods Sold (“COGS”) and Inventory during the quarter ended December 31, 2022. COGS reflected in the Company’s Original Form 10-Q was based on inventory costing as of June 30, 2022. However, in the period following June 30, 2022, substantial fluctuations occurred in material costs due to various macroeconomic factors. Our inventory costing process did not identify these fluctuations in a timely manner resulting in Inventory being overstated and COGS being understated and resulting in an overstated gross profit, operating income and net income for the three months ended December 31, 2022. While the Company has begun the process to take measures which it believes will remediate the underlying causes of this material weakness, there can be no assurance as to when the remediation plan will be fully developed and implemented and whether such measures will be effective. Until the Company’s remediation plan is fully implemented and effective, the Company will continue to devote time, attention and financial resources to these efforts.

During the three months ended December 31, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as described above. As of December 31, 2022 the Company’s controls over financial reporting were not effective.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three months ended December 31, 2022 except for the following risk factor:

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