Form 10-Q/A
period 2023-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2023-09-01
CIK 69633

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

EXPLANATORY NOTE

Napco Security Technologies, Inc. (“Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2023 (the “Original Report”). In filing this amendment, the Company is restating its previously issued unaudited financial statements for the periods contained therein to account for changes to the Company’s inventory valuation, which led to changes in, among other things, cost of goods sold, gross profit, operating income and net income as more fully described below. Those previously issued financial statements should no longer be relied upon. Except as described below, all other information in, and the exhibits to, the Original Report remain unchanged. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC made after the Original Report. This Amendment speaks as of the date of the Original Report, and the Company has not updated the Original Report to reflect events occurring subsequent to the date of the Original Report.

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

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023
	(as Restated) (unaudited)	June 30, 2022

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$31,515	$41,730
Investments - other	20,271	—
Marketable securities	5,155	5,068
Accounts receivable, net of allowance for credit losses of $125 and $243 as of March 31, 2023 and June 30, 2022, respectively	24,170	29,218
Inventories, net	38,725	40,781
Income tax receivable	688	—
Prepaid expenses and other current assets	2,610	2,838
Total Current Assets	123,134	119,635
Inventories - non-current, net	11,960	9,005
Property, plant and equipment, net	9,335	7,939
Intangible assets, net	4,029	4,300
Deferred income taxes	1,234	—
Operating lease asset	5,878	7,350
Other assets	299	347
TOTAL ASSETS	$155,869	$148,576

CURRENT LIABILITIES
Accounts payable	$7,005	$11,072
Accrued expenses	7,648	9,489
Accrued salaries and wages	2,843	4,064
Accrued income taxes	—	1,868
Total Current Liabilities	17,496	26,493
Deferred income taxes	—	166
Accrued income taxes	1,067	1,058
Long term operating lease liabilities	5,737	7,068
TOTAL LIABILITIES	24,300	34,785
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of March 31, 2023 and June 30, 2022; 39,661,495 and 39,628,197 shares issued; and 36,767,780 and 36,734,482 shares outstanding, respectively	397	396
Additional paid-in capital	21,220	20,005
Retained earnings	129,473	112,911
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	131,569	113,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,869	$148,576

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended March 31,
	2023 (as Restated)	2022

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$28,390	$23,873
Service revenues	15,142	12,032
	43,532	35,905
Cost of sales:
Equipment related expenses	20,780	19,334
Service-related expenses	1,473	1,538
	22,253	20,872

Gross Profit	21,279	15,033

Operating expenses:
Research and development	2,314	2,009
Selling, general, and administrative expenses	8,425	8,442
Total Operating Expenses	10,739	10,451

Operating Income	10,540	4,582

Other income (expense):
Interest and other income (expense), net	437	(177)
Income before Provision for Income Taxes	10,977	4,405
Provision for Income Taxes	1,428	1,132
Net Income	$9,549	$3,273

Income per share:
Basic	$0.26	$0.09
Diluted	$0.26	$0.09

Weighted average number of shares outstanding:
Basic	36,793,000	36,743,000
Diluted	37,082,000	36,879,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine Months Ended March 31,
	2023 (as Restated)	2022

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$81,511	$67,080
Service revenues	43,828	33,284
	125,339	100,364
Cost of sales:
Equipment-related expenses	70,341	56,077
Service-related expenses	4,799	4,355
	75,140	60,432

Gross Profit	50,199	39,932

Operating expenses:
Research and development	6,964	5,918
Selling, general, and administrative expenses	24,719	23,983
Total Operating Expenses	31,683	29,901

Operating Income	18,516	10,031

Other income (expense):
Interest and other income (expense), net	521	(102)
Gain on extinguishment of debt	—	3,904
Income before Provision for Income Taxes	19,037	13,833
Provision for Income Taxes	2,475	1,771
Net Income	$16,562	$12,062

Income per share:
Basic	$0.45	$0.33
Diluted	$0.45	$0.33

Weighted average number of shares outstanding:
Basic	36,736,000	36,723,000
Diluted	36,983,000	36,873,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Nine months ended March 31, 2023 (as Restated) (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791
Net income	—	—	—	—	—	3,084	3,084
Stock-based compensation expense	—	—	477	—	—	—	477
Stock options exercised	8,480	—	45	—	—	—	45
Balances at September 30, 2022	39,636,677	$396	$20,527	(2,893,715)	$(19,521)	$115,995	$117,397
Net income	—	—	—	—	—	3,929	3,929
Stock-based compensation expense	—	—	335	—	—	—	335
Stock options exercised	2,756	—	—	—	—	—	—
Balances at December 31, 2022	39,639,433	$396	$20,862	(2,893,715)	$(19,521)	$119,924	$121,661
Net income (as restated)	—	—	—	—	—	9,549	9,549
Stock-based compensation expense	—	—	322	—	—	—	322
Stock options exercised	22,062	1	36	—	—	—	37
Balances at March 31, 2023	39,661,495	$397	$21,220	(2,893,715)	$(19,521)	$129,473	$131,569

	Nine months ended March 31, 2022 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2021	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$93,312	$92,388
Net income	—	—	—	—	—	7,752	7,752
Stock-based compensation expense	—	—	89	—	—	—	89
Stock options exercised	5,000	—	16	—	—	—	16
Balances at September 30, 2021	39,600,883	$396	$18,306	(2,893,715)	$(19,521)	$101,064	$100,245
Net income	—	—	—	—	—	1,037	1,037
Stock-based compensation expense	—	—	1,255	—	—	—	1,255
Stock options exercised	24,588	—	139	—	—	—	139
Balances at December 31, 2021	39,625,471	$396	$19,700	(2,893,715)	$(19,521)	$102,101	$102,676
Net income	—	—	—	—	—	$3,273	$3,273
Stock-based compensation expense	—	—	35	—	—	—	$35
Stock options exercised	1,784	—	—	—	—	—	—
Balances at March 31, 2022	39,627,255	$396	$19,735	(2,893,715)	$(19,521)	$105,374	$105,984

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months ended March 31,
	2023 (as Restated)	2022

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,562	$12,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,398	1,320
Gain on disposal of fixed asset	(15)	—
Interest income on other investments	(177)	—
Unrealized loss (gain) on marketable securities	23	226
Recovery of credit losses	(118)	—
Change to inventory reserve	(85)	331
Deferred income taxes	(1,400)	(11)
Stock based compensation expense	1,134	1,379
Gain on extinguishment of debt	—	(3,904)
Changes in operating assets and liabilities:
Accounts receivable	5,166	3,872
Inventories	(813)	(11,309)
Prepaid expenses and other current assets	228	(318)
Income tax receivable	(688)	—
Other assets	48	(127)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(8,847)	4,892
Net Cash Provided by (Used in) Operating Activities	12,416	8,413
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(2,547)	(1,189)
Proceeds from disposal of fixed asset	38	—
Purchases of marketable securities	(110)	(58)
Purchases of other investments	(30,185)	—
Redemption of other investments	10,091	—
Net Cash Used in Investing Activities	(22,713)	(1,247)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	82	155
Net Cash Provided by Financing Activities	82	155

Net (decrease) increase in Cash and Cash Equivalents	(10,215)	7,321
CASH AND CASH EQUIVALENTS - Beginning	41,730	34,806
CASH AND CASH EQUIVALENTS - Ending	$31,515	$42,127
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$12	$12
Income taxes paid	$6,421	$2,154

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

Net Income per Share (2023 amounts as restated)

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2023	2022	2023	2022	2023	2022
Basic EPS	$9,549	$3,273	36,793	36,743	$0.26	$0.09
Effect of Dilutive Securities:
Stock Options	—	—	289	136	—	—
Diluted EPS	$9,549	$3,273	37,082	36,879	$0.26	$0.09

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

The following provides a reconciliation of information used in calculating the per share amounts for the nine months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

			Weighted Average		Net Income per
	Net Income		Shares		Share
	2023	2022	2023	2022	2023	2022
Basic EPS	$16,562	$12,062	36,736	36,723	$0.45	$0.33
Effect of Dilutive Securities:
Stock Options	—	—	247	150	—	—
Diluted EPS	$16,562	$12,062	36,983	36,873	$0.45	$0.33

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

The effects of the restatement resulted in a decrease to overall inventory (current and non-current inventory) and increase to cost of sales of $10,101,000, a decrease to the provision for income taxes of $975,000 and a decrease to net income and retained earnings of $9,126,000 as of and for the nine months ended March 31, 2023. Net cash provided by operating activities remained the same. The effects of the restatement resulted in an increase to cost of sales of $1,392,000, a decrease to the provision for income taxes of $101,000 and a decrease to net income of $1,291,000 for the three months ended March 31, 2023.

The table below sets forth the consolidated balance sheets information, including the balances originally reported and the restated balances as of March 31, 2023 (in thousands):

	As of March 31, 2023
	As
	previously	As
	reported	Restated
Inventory - Current	$46,921	$38,725
Income Tax Receivable	—	688
Inventory - Non-Current	13,865	11,960
Accrued Income Taxes	287	—
Retained earnings	138,599	129,473

The table below sets forth the consolidated statements of income information, including the balances originally reported and the restated balances for the three months ended March 31, 2023:

	Three Months ended March 31, 2023
	(in thousands, except for per share data)
	As
	previously
	reported	As Restated
Equipment-related expenses	$19,388	$20,780
Cost of sales	20,861	22,253
Gross profit	22,671	21,279
Operating income	11,932	10,540
Income before provision for income taxes	12,369	10,977
Provision for income taxes	1,529	1,428
Net income	10,840	9,549

Income per share:
Basic	$0.29	$0.26
Diluted	$0.29	$0.26

The table below sets forth the consolidated statements of income information, including the balances originally reported and the restated balances for the nine months ended March 31, 2023:

	Nine Months ended March 31, 2023
	(in thousands, except for per share data)
	As
	previously
	reported	As Restated
Equipment-related expenses	$60,240	$70,341
Cost of sales	65,039	75,140
Gross profit	60,300	50,199
Operating income	28,617	18,516
Income before provision for income taxes	29,138	19,037
Provision for income taxes	3,450	2,475
Net income	25,688	16,562

Income per share:
Basic	$0.70	$0.45
Diluted	$0.69	$0.45

The table below sets forth the consolidated statements of cash flows information, including the balances originally reported and the restated balances for the nine months ended March 31, 2023:

	Nine Months ended March 31, 2023
	(in thousands)
	As
	previously
	reported	As Restated
Net income	$25,688	$16,562
Change to inventory obsolescence reserve	960	(85)
Inventories	(11,959)	(813)
Income tax receivable	—	(688)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(8,560)	(8,847)
Net Cash Provided by Operating Activities	12,416	12,416

In addition to the restated consolidated financial statements, the information contained in notes 1, 5, 7 and 14 have been restated.

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

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised of 12% of the Company’s overall accounts receivable as of March 31, 2023. As of June 30, 2022, the accounts receivable balance with this respective customer did not exceed 10% of the Company’s overall accounts receivable. Sales to this customer did not exceed 10% of the Company’s net sales during the three and nine months ended March 31, 2023 and 2022. The Company had another customer with an accounts receivable balance that comprised 16% of the Company’s overall accounts receivable at June 30, 2023. This customer’s accounts receivable balance did not exceed 10% of the Company’s overall accounts receivable at March 31, 2023. 31, 2023. Sales to this customer did not exceed 10% of the Company’s net sales during the three and nine months ended March 31, 2023 and 2022. The Company had another customer with an accounts receivable balance that comprised 19% and 22% of the Company’s overall accounts receivable as of March 31, 2023 and June 30, 2022, respectively. Sales to this customer was 12% and 10% of the Company’s net sales for the three and nine months ended March 31, 2023, respectively. Sales to this customer did not exceed 10% of the Company’s net sales for the three and nine months ended March 31, 2022.

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	March 31,	June 30,
	2023 (as Restated)	2022
Component parts	$33,477	$32,656
Work-in-process	8,029	10,085
Finished product	9,179	7,045
	$50,685	$49,786

Classification of inventories, net of reserves:
Current	$38,725	$40,781
Non-current	11,960	9,005
	$50,685	$49,786

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2023	June 30, 2022	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,507	7,480	3 to 5
Furniture and fixtures	3,350	3,030	5 to 10
Machinery and equipment	28,275	26,696	3 to 10
Building improvements	3,009	2,464	Shorter of the lease term or life of asset
	51,956	49,485
Less: accumulated depreciation and amortization	(42,621)	(41,546)
	$9,335	$7,939

Depreciation and amortization expense on property, plant, and equipment was approximately $380,000 and $338,000 for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $1,127,000 and $1,028,000 for the nine months ended March 31, 2023 and 2022, respectively.

NOTE 7 - Income Taxes (2023 amounts as restated)

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, global intangible low-taxed income (“GILTI”), tax benefit of R&D credits, and certain nondeductible expenses. The Company’s effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition de-recognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

For the nine months ended March 31, 2023 and March 31, 2022, the Company recognized net income tax expense of $2,475,000 and $1,771,000, respectively. During the nine months ended March 31, 2023, the Company’s reserve for uncertain income tax positions increased by $36,000.  The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of March 31, 2023, the Company had accrued interest totaling $124,000, as well as $678,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the nine months ended March 31, 2023, additional interest expense was accrued for in the amount of $36,000.

The Company does not expect that its unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses. The Company files a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2023, the Company remains subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

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

0 and 37,500 options were granted during the three and nine months ended March 31, 2023. 0 and 338,000 options were granted during the three and nine months ended March 31, 2022, respectively. No further options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

As of March 31, 2022, there was $52,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three and nine months ended March 31, 2023, respectively. 720 and 2,640 options vested during the three and nine months ended March 31, 2023, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2023 under this plan was $5,000 and $24,000, respectively. 0 and 9,600 Options were granted during the three and nine months ended March 31, 2022. 720 and 6,240 options vested during the three and nine months ended March 31, 2022, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2022 under this plan was $5,000 and $39,000, respectively.

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

1,600 and 11,500 options were exercised during the three and nine months ended March 31, 2023, respectively. The 1,600 options that were exercised during the three months ended March 31, 2023 were settled by exchanging 395 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The 11,500 options that were exercised during the nine months ended March 31, 2023 were settled by exchanging 6,052 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash was received from option exercises during the three and nine months ended March 31, 2023. and the actual tax benefit realized for the tax deductions from option exercises was $8,000 and $34,000, respectively. 1,600 and 4,600 options were exercised during the three and nine months ended March 31, 2022, respectively. The 1,600 options that were exercised during the three months ended March 31, 2022, were settled by exchanging 663 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The 4,600 options that were exercised during the nine months ended March 31, 2022, were settled by exchanging 2,075 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash was received from option exercises during the three and nine months ended March 31, 2022. For the three and nine months ended March 31, 2022 the actual tax benefit realized for the tax deductions from option exercises was $4,000 and $12,000, respectively.

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

5,000 and 30,000 Options were granted during the three and nine months ended March 31, 2023 under the 2020 Non-Employee Plan. 0 and 16,900 Options were granted during the three and nine months ended March 31, 2022. No options may be granted under this plan after May 2030. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

No stock options were exercised during the three and nine months ended March 31, 2023 and 2022 under the 2020 Non-Employee Plan. No cash was received from option exercises during either of the three and nine months ended March 31, 2023 or 2022 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

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

During the three months ended March 31, 2023, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 32,400 shares. 29,200 of the 32,400 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 10,338 and was based upon the per share price on the effective date of the option exercise. $36,000 cash was received from the other 3,200 options exercised.

During the nine months ended March 31, 2023, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 49,500 shares. 41,100 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company’s common stock that are owned by the optionees. The number of shares surrendered by the optionees was 16,202 and was based upon the per share price on the effective date of the option exercise. $81,000 cash was received from the other 8,400 shares exercised.

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

For the three months March 31, 2023 and 2022, cash payments against operating lease liabilities totaled $85,000 and $72,000, respectively. For the nine months March 31, 2023 and 2022, cash payments against operating lease liabilities totaled $249,000 and $216,000, respectively.

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

The employment agreement with the SVP of Engineering expires in August 2024 and provides for an annual salary of $361,000, and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Sales to external customers (1):
Domestic	$43,228	$35,522	$124,373	$99,327
Foreign	304	383	966	1,037
Total Net Sales	$43,532	$35,905	$125,339	$100,364

	March 31, 2023	June 30, 2022
	(as Restated)
Identifiable assets:
United States	$111,016	$98,791
Dominican Republic (2)	44,853	49,785
Total Identifiable Assets	$155,869	$148,576
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (March 31, 2023 = $34,428; June 30, 2022 = $38,755), operating lease assets (March 31, 2023 = $5,878; June 30, 2022 = $7,350) and fixed assets (March 31, 2023 = $4,083; June 30, 2022 = $3,253) located at the Company’s principal manufacturing facility in the Dominican Republic.

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

Seasonality

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. Our monthly recurring service revenue, which is less susceptible to these fluctuations, allows us to generate a more consistent and predictable income stream.

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

Results of Operations

	Three months ended March 31,			Nine months ended March 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2023 (as Restated)	2022	(decrease)	2023 (as Restated)	2022	(decrease)
Net sales: equipment revenues	$28,390	$23,873	18.9%	$81,511	$67,080	21.5%
service revenues	15,142	12,032	25.8%	43,828	33,284	31.7%
Total net sales	43,532	35,905	21.2%	125,339	100,364	24.9%
Gross Profit: equipment	7,610	4,539	67.7%	11,170	11,003	1.5%
services	13,669	10,494	30.3%	39,029	28,929	34.9%
Total gross profit	21,279	15,033	41.5%	50,199	39,932	25.7%
Gross profit as a % of net sales:	48.9%	41.9%	16.7%	40.1%	39.8%	0.8%
equipment	26.8%	19.0%	41.1%	13.7%	16.4%	(16.5)%
services	90.3%	87.2%	3.5%	89.1%	86.9%	2.5%

Research and development	2,314	2,009	15.2%	6,964	5,918	17.7%
Selling, general and administrative	8,425	8,442	(0.2)%	24,719	23,983	3.1%
Selling, general and administrative as a percentage of net sales	19.4%	23.5%	(17.4)%	19.7%	23.9%	(17.5)%
Operating income	10,540	4,582	130.0%	18,516	10,031	84.6%
Interest and other income (expense), net	437	(177)	(346.9)%	521	(102)	(610.8)%
Gain on extinguishment of debt	—	—	—	—	3,904	(100.0)%
Provision for income taxes	1,428	1,132	26.1%	2,475	1,771	39.8%
Net income	9,549	3,273	191.8%	16,562	12,062	37.3%

Net Sales for the three months ended March 31, 2023 increased by $7,627,000, or 21.2%, to $43,352,000 as compared to $35,905,000 for the same period a year ago. The increase in sales for the three months ended March 31, 2023 was due primarily to revenue increases in recurring communication services ($3,110,000), Alarm Lock brand door-locking products ($4.278,000), Marks brand door-locking products ($927,000), and Continental brand access control products ($113,000) as partially offset by a decrease in Napco brand intrusion products ($1,250,000). Net Sales for the nine months ended March 31, 2023 increased by $24,975,000, or 24.9%, to

$125,339,000 as compared to $100,364,000 for the same period a year ago. The increase in sales for the nine months ended March 31, 2023 was due primarily to revenue increases in recurring communication services ($10,544,000), Napco brand intrusion products, which include the Company’s cellular radio products ($1,993,000), Alarm Lock brand door-locking products ($9,045,000), Marks brand door-locking products ($2,212,000), and Continental brand access control products ($1,182,000). The Company’s increase in equipment sales was primarily due to a general increase in demand for the Company’s hardware products.

The Company's gross profit increased by $6,246,000 to $21,279,000, or 48.9% of net sales, for the three months ended March 31, 2023 as compared to $15,033,000, or 41.9% of net sales, for the same period a year ago. Gross profit on equipment sales was $7,610,000, or 26.8% of net equipment sales, for the three months ended March 31, 2023 and $4,539,000, or 19.0% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $13,669,000, or 90.3% of net service revenues, for the three months ended March 31, 2023 and $10,494,000, or 87.2% of net service revenues, for the same period a year ago. The increase in gross profit in dollars and as a percentage of net sales on equipment sales and service revenues was primarily the result of the increase in revenues of each as described above as well as increased availability and lower costs of components and transportation as compared to the same period last year, which resulted from improvements within the Company’s supply chain. The increases in revenues resulted in improved overhead absorption rates. In addition, the increase in gross margin on service revenues was due, in part, to increased service revenues relating to the Company’s fire radios, which have higher monthly selling prices than the Company’s intrusion radios.

The Company's gross profit increased by $10,267,000 to $50,199,000, or 40.1% of net sales, for the nine months ended March 31, 2023 as compared to $39,932,000, or 39.8% of net sales, for the same period a year ago. Gross profit on equipment sales was $11,170,000, or 13.7% of net equipment sales, for the nine months ended March 31, 2023 and $11,003,000, or 16.4% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $39,029,000, or 89.1% of net service revenues, for the nine months ended March 31, 2023 and $28,929,000, or 86.9% of net service revenues, for the same period a year ago. The increase in gross profit in dollars on equipment sales for the nine months ended March 31, 2023 was primarily the result of the increase in revenues as described above, which improved overhead absorption rates, increased availability and lower costs of components and transportation as compared to the same period last year as well as a favorable shift in product mix the Company’s Alarm Lock brand door locking products, which typically have higher margins. These factors were mostly offset by the lower margins realized during the first two quarters of fiscal 2023 which resulted, in part, The decrease in gross profit as a percentage of equipment sales was primarily the result of the sale of the remaining portion of finished goods that were in opening inventory that contained certain higher priced components as disclosed in the Form 10-Q/A for the period ending September 30, 2022. The Company purchased these components at a significant premium during the supply chain interruptions during the latter part of fiscal 2022 in order to continue to supply the Company’s communication devices that led to the creation of recurring service revenues for the Company. The effect of these higher-priced components on the nine months ended March 31, 2023 was partially offset by the higher sales volume during this period as compared to the same period a year ago. The increase in gross margin on service revenues was due primarily to increased service revenues relating to the Company’s fire radios, which have higher monthly selling prices than the Company’s intrusion radios.

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

The Company’s provision for income taxes for the three months ended March 31, 2023 increased by $296,000 to $1,428,000 as compared to $1,132,000 for the same period a year ago. The increase in the provision for income taxes for the three months ended March 31, 2023 was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 13.0% and 25.7% for the three months ended March 31, 2023 and 2022, respectively. The Company’s provision for income taxes for the nine months ended March 31, 2023 increased by $704,000 to $2,475,000 as compared to $1,771,000 for the same period a year ago. The increase in the provision for income taxes for the nine months ended March 31, 2023 was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 13.0% and 12.8% for the nine months ended March 31, 2023 and 2022, respectively.

Net income for the three months ended March 31, 2023 increased by $6,276,000 to $9,549,000 or $0.26 per diluted share as compared to $3,273,000 or $0.09 per diluted share for the same period a year ago. Net income for the nine months ended March 31, 2023 increased by $4,500,000 to $16,562,000 or $0.45 per diluted share as compared to $12,062,000 or $0.33 per diluted share for the same period a year ago. The increase in net income for the three and nine months ended March 31, 2023 was primarily due to the items described above.

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

Inventories, which include both current and non-current portions, increased by $899,000 to $50,685,000 at March 31, 2023 as compared to $49,786,000 at June 30, 2022. The increase was due primarily to a build-up of inventory of the Company’s radio products in order to mitigate potential supply chain interruptions of these products. The increase was also due to the ongoing shortages of certain component parts and the Company purchasing large quantities of these hard to source component parts when they become available. As these challenges have begun to subside, the Company believes its inventory levels will decrease.

Accounts payable and accrued expenses, not including income taxes payable, decreased by $7,129,000 to $17,496,000 as of March 31, 2023 as compared to $24,625,000 as of June 30, 2022. This decrease was primarily due to a decrease in the Company’s accrued refund liability, which is explained in Note 2 to the Notes to the Company’s Condensed Consolidated Financial Statements, accrued employee compensation, and accounts payable, which relates to the Company reducing purchases of component parts in the latter part of the quarter ended March 31, 2023 after building up its inventory in fiscal 2022.

As of March 31, 2023 and 2022, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024. There was no outstanding balance under the Revolver Agreement at March 31, 2023 and June 30, 2022. The revolving credit facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. The Company’s long-term debt is described more fully in Note 8 to the condensed consolidated financial statements.

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

In addition to the foregoing, during the Company’s closing of its books for the period ended June 30, 2023, management identified an additional material weakness related to the Company’s Cost of Goods Sold (“COGS”) and Inventory during the quarter ended March 31, 2023. COGS reflected in the Company’s Original Form 10-Q was based on inventory costing as of June 30, 2022. However, in the period following June 30, 2022, substantial fluctuations occurred in material costs due to various macroeconomic factors. Our inventory costing process did not identify these fluctuations in a timely manner resulting in Inventory being overstated and COGS being understated and resulting in an overstated gross profit, operating income and net income for the three months ended March 31, 2023. While the Company has begun the process to take measures which it believes will remediate the underlying causes of this material weakness, there can be no assurance as to when the remediation plan will be fully developed and implemented and whether such measures will be effective. Until the Company’s remediation plan is fully implemented and effective, the Company will continue to devote time, attention and financial resources to these efforts.

During the three months ended March 31, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as described above. As of March 31, 2023 the Company’s controls over financial reporting were not effective.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three months ended March 31, 2023 except for the following risk factor:

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

As discussed in the Explanatory Note and in Note 1A to the condensed financial statements in this Form 10-Q/A , we determined to restate certain information in our previously issued condensed financial statements for the Affected Periods. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures, including the following:

•We will face litigation under the federal and state securities laws and other claims arising from the restatement. One such case has already been filed and we will likely face additional complaints. See Note 15-Subsequent Events. The cost of defending against those claims, the adequacy of our directors’ and officers’ liability insurance and the ultimate outcome of any such litigation cannot be predicted at this time

•The processes undertaken to effect the restatement may not be adequate to identify and correct all errors in our historical financial statements, and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

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