Form 10-K
period 2023-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2023-09-08
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _ to___

Commission File Number 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

333 Bayview Avenue, Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 842-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NSSC	The Nasdaq Stock Market LLP

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ⌧

As of December 31, 2022, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $837,189,247.

As of September 7, 2023, 36,770,097 shares of common stock of Registrant were outstanding.

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

Our net sales were $170.0 million, $143.6 million and $114.0 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.  The change in our net sales was driven primarily from increased sales of our recurring services ($14.0 million) and sales of equipment ($12.5 million) as compared to the same period a year ago. The increase in equipment sales was due primarily to the increased demand for the Company’s door-locking products. Our net income was $27.1 million, $19.6 million and $15.4 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. The increases in net income during this period were due primarily to the growth of our cellular products and the associated recurring service revenues which generated a gross margin of 89% in fiscal 2023.

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

Recurring Cellular Communication Services.

The Company provides cellular access for the cellular communication devices described above. These services are provided and invoiced to the Company’s service customers on a month to month basis. Revenues from these services have grown significantly over the past several years, increasing 77% from fiscal 2021 to fiscal 2023. These revenues, which currently have a gross margin of approximately 89% for the fiscal year ended June 30, 2023, represent approximately 35% of our total revenue for the fiscal year ended of June 30, 2023. The Company’s long-term goal is to have recurring revenues from these services represent at least 50% of total revenue.

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

We also experienced accelerating growth in our recurring revenue from sales of fire radio products. In the past few years, we introduced several Starlink fire radio solutions, including a Starlink dual path radio that can utilize cellular or internet technologies for their communication function. Dual path radios are required by local fire codes in certain areas such as New York City or L.A. County. A third fire radio was introduced during fiscal 2019 in the form of a Firelink fire panel with a Starlink fire radio built into it. In general, the gross margin for fire radio products is higher than the other Starlink solutions. The sales of fire radio products have contributed positively to our gross margin during the fiscal year ended June 30, 2023. We expect that fire radio products will continue to be an increasing portion of the overall mix of our recurring revenue and positively impact our gross margin.

We intend to continue pursuing recurring revenue opportunities by developing new and innovative products and continuing our aggressive sales and marketing efforts. For the fiscal year ended June 30, 2023, our recurring revenue constituted approximately 35% of our total revenue.

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

Research and Development

The success of the Company’s business depends substantially on its ability to develop new and proprietary technology and products. The research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in "Operating expenses" in the consolidated statements of operations. During the fiscal years ended June 30, 2023, 2022 and 2021, the Company expended approximately $9,328,000, $8,024,000 and $7,620,000, respectively, on research and development activities conducted primarily by its engineering department to develop and improve the products. The Company intends to continue to conduct a significant portion of its future research and development activities internally.

Our Human Capital Resources

As of June 30, 2023, the Company had 1,150 full-time employees. 257 of these were located in the United States (“U.S.”) and 893 were located at our manufacturing facility in the Dominican Republic (“DR”). 38 of our U.S. employees are covered by a collective bargaining agreement. We also engage consultants from time to time. Management considers its relationship with its employees to be very good.

Hiring, motivating and retaining talented employees is an ongoing priority to Napco. Maintaining a talented workforce at all levels is critical to our ability to deliver high quality products and services to our customers as well as maintain shareholder value.

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

Marketing

The Company's staff of approximately 59 sales and marketing support employees located at the Company's Amityville offices sells and markets our products primarily to independent distributors, wholesalers and dealers of security alarm and security hardware equipment. The Company currently has approximately 9,000 customers made up of distributors, installing dealers and wholesalers who purchase our products from distributors or directly from the Company. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities.

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

As a result of the COVID-19 pandemic and the related economic downturn, we had experienced a decline in the demand for our products, as our distributors and customers reduced orders and adjusted their inventory channel in response to slowdown in spending and demand for security products. While the economic recovery from this pandemic has resulted in increased demand for our products beginning in fiscal 2021, re-institution of a prolonged stay-at-home order, or any other continued decrease in economic activity as a result of COVID-19 pandemic, could have a negative adverse impact on our customers and their financial condition, which could impact their ability to meet their financial obligations and could result in elevated levels of delinquencies and bad debt losses. In addition, we rely upon our third-party vendors to provide parts and materials for us to produce our products. If any of these vendors are unable to continue to provide us with these parts and materials, it could negatively impact our ability to serve our customers. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of COVID-19 pandemic in areas where we operate.

Beginning in fiscal 2021, the impact of the COVID-19 pandemic on the Company’s operations lessened. However, the future impact of the ongoing COVID-19 pandemic remains uncertain and subject to change. We cannot predict when the pandemic will end, or if there will be a resurgence, and when related governmental orders and restrictions will be eased or lifted, and any extension or prolonged implementation of these restrictions will further adversely affect our business, customers and financial results. Even after such orders and restrictions are eased or lifted, the severe economic harm and recession inflicted upon the jurisdictions and areas in which we operate may last for an extended period of time and continue to adversely affect our business and financial performance, and there is no guarantee that we will be able to act quickly and effectively to return to our normal operations.

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

We compete with approximately 12 other companies that manufacture and market security equipment to distributors, dealers, control stations and original equipment manufacturers in the U.S. Most of these companies may have substantially greater financial and other resources than the Company. The Company competes primarily on the basis of the features, quality, reliability and pricing of, and the incorporation of the latest innovative and technological advances into its products, as well as technical support services to its customers. The Company competes on the basis of its expertise, its proven products, its reputation and its ability to provide products to customers on a timely basis. The inability of the Company to compete with respect to any one or more of the aforementioned factors could have an adverse impact on the Company’s business.

Our business may also be materially adversely affected by the announcement or introduction of new products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. Our industry is characterized by constantly improved products. There can be no assurance that competitors will not develop products that are superior to the Company’s products. We have historically invested approximately 5% to 8% of annual revenues on R&D to mitigate this risk. However, many of our competitors have dedicated more resources and capabilities to R&D, including committing more engineers and capital expenditures, to develop and design new product that may enter the markets sooner or with more penetration. Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively. The Company’s research and development expenditures are principally targeted at enhancing existing products, and to a lesser extent at developing new ones. Further, there can be no assurance that the Company will not experience additional price competition, and that such competition may not adversely affect the Company’s revenues and results of operations

We may not be able to maintain or control our expenses proportionate to our sales volumes to generate profit for our business.

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

A significant driver of our growth is our recurring revenue business in which customers who purchased our products and equipment are required to pay monthly fees for communications services to maintain the operation of such products. Our recurring revenue products, such as StarLink, iSecure and iBridge, tend to generate higher gross margin and are less susceptible to volatility of market demand and economic conditions. However, our revenue recurring business is relatively new and we have limited experience in developing, marketing and selling such products. We also face intense competition where other companies with greater resources and experience have established a wider and more entrenched customer base for similar products and services, making it more difficult for us to penetrate into such markets. In addition, we are required to incur costs to maintain a network operations center to provide customer support and services, and to comply with federal and state regulations governing the operation and communications of these products. Such costs may reduce our profitability if we are not able to grow and expand the recurring revenue business. As we are increasingly dependent on recurring revenue products as a driver for growth, our failure to execute our strategy for this business line will materially adversely affect our financial conditions and prospects.

We may not be able to sustain and continue the growth of school security products.

We recently experienced significant growth of demand for our security products from schools, universities and other educational institutions as a result of the national focus on prevention of school violence. Federal and state governmental authorities have proposed and enacted numerous legislation and laws, including the School Violence Prevention and Mitigation Act of 2019 that provide increased funding to public schools to implement and enhance security systems. While our business has benefited from such additional federal and state funding and increased demand, there is no guarantee that such funding and trend will continue. For example, if school shutdowns return as a result of the COVID-19 pandemic and various stay-at-home orders imposed by state governments, there could be a reduced need for schools to acquire and implement security systems, and state and federal government may also decide to reduce funding or impose additional criteria for funding. These factors may result in a decline of demand for our school security products, which in turn may adversely affect our financial performance.

We rely on distributors to sell our products and an adverse change in our relationship with such distributors may adversely affect our financial performance.

We distribute our products primarily through independent distributors and wholesalers of security alarm and security hardware equipment. Our distributors and wholesalers also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail or reduce their effort to market and sell our products as effectively or to devote resources necessary to provide effective sales, which would adversely affect our financial performance. In addition, our distributors order our products and maintain their inventory based on forecasts of potential demands from dealers and end customers, and our distributors may not be able to forecast such demand accurately, which may adversely affect our ability to generate sales and revenue in a timely manner. In some cases, distributors may delay ordering our products until they receive confirmation of orders from dealers and end customers, and this delay may cause disruption and make it more difficult for us to fill their order timely and effectively, which may adversely affect our revenue and sales.

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

We rely on the effort and service of Richard L. Soloway (age 77), our founder, Chief Executive Officer and major stockholder.

The success of the Company is largely dependent on the effort and service of Richard L. Soloway, who is our founder, President, Chief Executive Officer, Chairman of the Board and a major stockholder. We depend on Mr. Soloway on various aspects of our business operation, including his experience and knowledge in the industry, extensive relationships with distributors and customers, and his leadership to develop and implement business strategies. The loss or reduction of services by Mr. Soloway could have a material adverse effect on the Company’s business and prospects.

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

In the fourth fiscal quarter of 2021, the Company received $3.9 in loan proceeds (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) created the by the CARES Act

During the first fiscal quarter of 2021, the PPP Loans were forgiven, in their entirety, in accordance with guidelines set forth in the PPP. The Company recognized a gain on the extinguishment of debt in the first quarter of 2022 in the amount of $3,904,000. The SBA reserves the right to audit PPP forgiveness applications for a period of six years from the date of forgiveness. It has indicated that it will audit all of those that are in excess of $2 million.

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

As of June 30, 2023, the Company identified three material weaknesses in internal control.

One material weakness in internal controls related to ineffective information technology general controls (ITGCs) in the area of user access and lack of effective program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT Control processes lacking sufficient documentation and risk-assessment procedures to assess changes in the IT environment and program change management of personnel that could impact internal controls over financial reporting.

The second material weakness in internal controls related to the reserve for excess and slow-moving inventory. This control deficiency was a result of a lack of effective review and reconciliation controls over the forecasted sales and usage data.

During the Company’s closing of its books for the period ended June 30, 2023 Management identified an additional material weakness related to the Company’s Cost of Goods Sold (“COGS”) and Inventory during each of the first three quarters of fiscal 2023. The COGS figures reflected in the Company’s original Form 10-Qs were based on inventory costing as of June 30, 2022. However, in the period following June 30, 2022, substantial fluctuations occurred in certain material costs. Our inventory costing process did not identify these fluctuations in a timely manner resulting in Inventory being overstated and COGS being understated and resulting in an overstated gross profit, operating income and net income for each of the first three quarters of fiscal 2023. While the Company has begun to take measures which it believes will remediate the underlying causes of this material weakness, there can be no assurance as to when the remediation plan will be fully developed and implemented and whether such measures will be effective. Until the Company’s remediation plan is fully implemented and effective, the Company will continue to devote time, attention and financial resources to these efforts.

Based on these material weaknesses, the Company’s management has concluded that at June 30, 2023 the Company’s internal controls over financial reporting were not effective.

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

Richard L. Soloway, our Chief Executive Officer, members of management and our board of directors (“Board”) beneficially own approximately 10% of our common stock. Their significant ownership will, for the foreseeable future, enable them to control our management and affairs, and most matters requiring stockholder approval, including the election of directors, financing activities, a merger or sale of our assets and other significant corporate transactions. They may, in their discretion, elect to exercise these or similar rights at any time. Furthermore, the Company has established a staggered Board where the election of only one class of directors can be held at each annual meeting. This concentration of ownership, as well as a staggered or classified Board, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price and may prevent attempts by our stockholders to replace or remove our Board or management.

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

The Company’s foreign subsidiary located in the Dominican Republic, Napco DR, S.A., owns a building of approximately 180,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease. As of June 30, 2023, a majority of the Company’s products were manufactured at this facility, utilizing U.S. quality control standards.

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

ITEM 4: MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market

NAPCO’s Common Stock is traded on the NASDAQ Stock Market, Global Market System, under the symbol NSSC.

Approximate Number of Security Holders

The number of holders of record of NAPCO’s Common Stock as of September 7, 2023 was 59 (such number does not include beneficial owners of stock held in nominee name).

Dividend Information

On May 5, 2023, the Company’s Board of Directors declared a cash dividend of $.0625 per share payable on June 12, 2023 to stockholders of record on May 22, 2023.

On August 18, 2023, the Company’s Board of Directors declared a cash dividend of $.08 per share payable on September 22, 2023 to stockholders of record on September 1, 2023.

Equity Compensation Plan Information as of June 30, 2023

NUMBER OF SECURITIES
	NUMBER OF SECURITIES	WEIGHTED AVERAGE	REMAINING AVAILABLE FOR
	TO BE ISSUED UPON	EXERCISE PRICE OF	FUTURE ISSUANCE (EXCLUDING
	EXERCISE OF	OUTSTANDING	SECURITIES REFLECTED IN
	OUTSTANDING OPTIONS	OPTIONS	COLUMN (a)
PLAN CATEGORY	(a)	(b)
Equity compensation plans approved by security holders (1):	678,880	$19.21	988,100
Equity compensation plans not approved by security holders:	—	—	—
Total	678,880	$19.21	988,100
(1)	In August 2022, the stockholders approved the 2022 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company’s common stock to be acquired by the holders of such awards. In May 2020, the stockholders approved the 2020 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards. In December 2018, the stockholders approved the 2018 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards. In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,900,000 shares of the Company’s common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards.

ITEM 6: SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page FS-1 of this report.

	Fiscal Year Ended and at June 30,
	(In thousands, except share and per share data)
	2023	2022	2021
Statement of earnings data:
Net Sales	$169,997	$143,593	$114,035
Gross Profit	73,233	59,156	50,748
Operating Income	30,325	18,225	17,932
Net Income	27,127	19,599	15,413
Cash Flow Data:
Net cash flows provided by operating activities	24,700	8,332	22,987
Net cash flows used in investing activities	(28,262)	(1,563)	(6,429)
Net cash flows (used in) provided by financing activities	(2,213)	155	—
Per Share Data:
Net earnings per common share:
Basic	$0.74	$0.53	$0.42
Diluted	$0.73	$0.53	$0.42
Weighted average common shares outstanding:
Basic	36,741,000	36,725,000	36,696,000
Diluted	37,005,000	36,867,000	36,808,000
Cash Dividends declared per common share (2)	$0.0625	$—	$—
Balance sheet data:
Working capital (1)	$111,673	$93,142	$75,391
Total assets	166,654	148,576	122,551
Long-term debt	—	—	1,518
Stockholders' equity	140,169	113,791	92,388

(1)Working capital is calculated by deducting Current Liabilities from Current Assets.

(2) The Company announced the initiation of a quarterly dividend program with the first dividend of $.0625 per share to be paid on June 12, 2023, to shareholders of Record on May 22, 2023.

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

Our net sales were $170.0 million, $143.6 million and $114.0 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.  The change in our net sales was driven primarily by increased sales of our recurring services ($14.0 million) and sales of equipment ($12.5 million) as compared to the same period a year ago. The increase in equipment sales was due primarily to the increased demand for the Company’s door-locking products. Our net income was $27.1 million, $19.6 million and $15.4 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The increases in net income during this period were due primarily to the growth of our cellular products and the associated recurring revenue business.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fully described in Note 1 to the Company’s consolidated financial statements included in its 2023 Annual Report on Form 10-K. Management believes these critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

For product sales, the Company typically transfers control at a point in time upon shipment or delivery of the product. For monthly communication services, the Company satisfies its performance obligation as the services are rendered over the course of the month and therefore recognizes revenue over the monthly period.

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

The Company analyzes equipment sales returns and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns are based on several factors including actual returns and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates. As a percentage of gross sales, sales returns, rebates and allowances were 7%, 10% and 10% for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

Reserve for Credit Losses

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. The Company had one customer with an accounts receivable balance that comprised 19%, 22% and 19% of the Company’s accounts receivable at June 30, 2023, 2022 and 2021, respectively. Sales to this customer did not exceed 10% of net sales during fiscal years ended June 30, 2023, 2022 and 2021. The Company had another customer with an accounts receivable balance that comprised 14% and 11% of the Company’s accounts receivable at June 30, 2023 and 2021, respectively. The customer accounts receivable balance did not exceed 10% at June 30, 2022. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2023, 2022 and 2021, respectively. The Company had a third customer with an accounts receivable balance that comprised 16% and 12% of the Company’s accounts receivable at June 30, 2022 and 2021. The customer accounts receivable balance did not exceed 10% at June 30, 2023. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2023, 2022 and 2021.

In the ordinary course of business, we have established a reserve for credit losses and customer deductions in the amount of $131,000 and $243,000 as of June 30, 2023 and 2022, respectively. Our reserve for credit losses is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable agings, specific exposures and historical or anticipated events.

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

Income Taxes

The Company has identified the United States and New York State as its major tax jurisdictions. Fiscal year 2018 and forward years are still open for examination. In December 2022, the Company received a letter from the Internal Revenue Service (“IRS”) notifying the Company that the IRS has closed its examination of the Company’s income tax return for fiscal year ended June 30,

2020. There has been no changes proposed in relation to this examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

For the year ended June 30, 2023, the Company recognized a net income tax expense of $4,101,000. During the year ending June 30, 2023, the Company increased its reserve for uncertain income tax positions by $22,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2023, the Company had accrued interest totaling $139,000 and $700,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company claims research and development (“R&D”) tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

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

Leases

The Company records lease assets and corresponding lease liabilities for the operating lease on our Consolidated Balance Sheets, excluding short-term leases (leases with terms of 12 months or less). Lease payments are discounted using a third-party secured incremental borrowing rate based on information available at lease commencement. The Company analyzes whether or not amendments to existing leases classify as a Lease Modification or a full or partial termination of the existing lease. See Note 13 – Commitments and Contingencies; Leases for additional accounting policies and disclosures.

Liquidity and Capital Resources

During the year ended June 30, 2023, the Company utilized a portion of its cash as of June 30, 2022 ($30,598,000 of $41,730,000) to purchase property, plant and equipment ($2,963,000), marketable securities ($148,000) and other investments ($25,190,000) and to pay a cash dividend ($2,298,000). The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

As of June 30, 2023 and 2022, debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”), with no amounts outstanding, which expires in June 2024. As of June 30, 2021, the Company had term loans from the U.S. Small Business Administration totaling $3,904,000 through its Payroll Protection Program (“PPP”). The PPP Loans were entirely forgiven during first quarter of the fiscal year ending June 30, 2022. The revolving credit facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. The Company’s debt is described more fully in Note 8 to the condensed consolidated financial statements.

The Company believes its current working capital, anticipated cash flows from operations and its Revolving Credit Agreement will be sufficient to fund the Company’s operations through at least the next twelve months.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

As of June 30,
	2023	2022	2021
Current Ratio	6.7 to 1	4.5 to 1	4.7 to 1
Sales to Receivables	6.5 to 1	4.9 to 1	4.1 to 1
Total debt to equity	0.0 to 1	0.0 to 1	0.0 to 1

As of June 30, 2022, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

Working Capital. Working capital increased by $18,531,000 to $111,673,000 at June 30, 2023 from $93,142,000 at June 30, 2022. Working Capital increased by $17,751,000 to $93,142,000 at June 30, 2022 from $75,391,000 at June 30, 2021.Working capital is calculated by deducting Current Liabilities from Current Assets.

Accounts Receivable. Accounts Receivable decreased by $3,149,000 to $26,069,000 at June 30, 2023 as compared to $29,218,000 at June 30, 2022. The decrease in Accounts Receivable was due primarily to a decrease in net sales of hardware for the quarter ended June 30, 2023 as compared to the same period a year ago. Accounts Receivable increased by $1,137,000 to $29,218,000 at June 30, 2022 as compared to $28,081,000 at June 30, 2021. The increase in Accounts Receivable was due primarily to an increase in net sales for the quarter ended June 30, 2022 as compared to the same period a year ago.

Inventories. Inventories, which include both current and non-current portions, decreased by $1,437,000 to $48,349,000 at June 30, 2023 as compared to $49,786,000 at June 30, 2022. The decrease was due primarily to lower costs of certain component part as well as lower freight costs in fiscal 2023, both of which had increased in price due to the supply chain shortages in fiscal 2022. Inventories increased by $18,086,000 to $49,786,000 at June 30, 2022 as compared to $31,700,000 at June 30, 2021. The increase was due primarily to higher costs of component parts and freight-in. The increase was also due to the ongoing shortages of certain component parts and the Company purchasing large quantities of these hard to source component parts when they become available.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses, not including income taxes payable, decreased by $4,939,000 to $19,686,000 as of June 30, 2023 as compared to $24,625,000 at June 30, 2022. This decrease was primarily due to decreased purchases of component parts during the quarter ended June 30, 2023 as compared to the same period a year ago. Accounts payable and accrued expenses, not including income taxes payable, increased by $8,470,000 to $24,625,000 as of June 30, 2022 as compared to $16,155,000 at June 30, 2021. This increase was primarily due to increased purchases of component parts during the quarter ended June 30, 2022 as compared to the same period a year ago as well as an increase in the Company’s accrued refund liability, which is explained in Note 2 to the Notes to the Company’s Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements.

Results of Operations

Fiscal 2023 Compared to Fiscal 2022

	Fiscal year ended June 30, (dollars in thousands)
			% Increase/
	2023	2022	(decrease)
Net sales: equipment revenues	$110,062	$97,612	12.8%
service revenues	59,935	45,981	30.3%
	169,997	143,593	18.4%
Gross Profit: equipment	19,865	19,141	3.8%
services	53,368	40,015	33.4%
	73,233	59,156	23.8%
Gross profit as a % of net sales	43.1%	41.2%	4.6%
equipment	18.0%	19.6%	(8.2)%
services	89.0%	87.0%	2.3%

Research and development	9,328	8,024	16.3%
Selling, general and administrative	33,580	32,907	2.0%
Selling, general and administrative as a % of net sales	19.8%	22.9%	(13.5)%
Operating Income	30,325	18,225	66.4%
Interest Income (expense), net	822	(16)	(5,237.5)%
Other Income (expense), net	81	(266)	(130.8)%
Gain on extinguishment of debt	—	3,904	100.0%
Provision for income taxes	4,101	2,247	82.5%
Net income	27,127	19,599	38.4%

Net sales in fiscal 2023 increased by $26,404,000 to $169,997,000 as compared to $143,593,000 in fiscal 2022. The increase in net sales was primarily due to increased sales of the Company’s recurring alarm communication services ($13,954,000), Alarm Lock brand door-locking products ($12,067,000), Marks brand door-locking products ($2,644,000) and Continental brand access control products ($916,000) as partially offset by a decrease in sales of Napco brand intrusion products ($3,178,000). The Company’s increase in equipment sales was primarily due to increased demand for door locking and access control products in the new construction and retrofit building markets. In addition, fiscal 2022 net sales of the Company’s cellular radio products benefited from dealers needing to replace their existing 3G radios with 4G or 5G models as the major cellular providers sunset their 3G networks. Fiscal 2023 returned to more normal sales levels.

The Company's gross profit increased by $14,077,000 to $73,233,000 or 43.1% of net sales in fiscal 2023 as compared to $59,156,000 or 41.2% of net sales in fiscal 2022. Gross profit on equipment sales was $19,865,000 or 18.0% of net equipment sales in fiscal 2023 and $19,141,000 or 19.6% of net equipment sales, in fiscal 2022. Gross profit on service revenues was $53,368,000 or 89.0% of net service revenues in fiscal 2023 and $40,015,000 or 87.0% of net service revenues, in fiscal 2022. The increase in Gross profit on equipment sales was primarily the result of the higher equipment sales, which increased overhead absorption, as partially offset by increased labor costs in both the U.S. and Dominican Republic as well as higher prices of certain component parts. The Company purchased these higher-priced components at a significant premium during the supply chain interruptions during the latter part of fiscal 2022 in order to continue to supply the Company’s communication devices that led to the creation of recurring service revenues for the Company. The prices of these components began decreasing during fiscal 2023.

Research and Development expenses increased by $1,304,000 to $9,328,000 in fiscal 2023 as compared to $8,024,000 in fiscal 2022. This increase was due primarily to salary increases and additional staff.

Selling, general and administrative expenses for fiscal 2023 increased by $673,000 to $33,580,000 as compared to $32,907,000 in fiscal 2022. Selling, general and administrative expenses as a percentage of net sales increased to 19.8% in fiscal 2023 from 22.9% in fiscal 2022. The increases in dollars resulted primarily from costs associated with the Company’s Form S-3 filing as well as increased credit card processing fees, as partially offset by lower legal and employee compensation costs.

Interest and other income/(expense), net for fiscal 2023 increased by $1,186,000 to income of $903,000 as compared to an expense of $283,000 for the same period a year ago. This increase was due primarily to the Company investing more of its cash into short term investments as described more fully in Note 1 and Note 4 to the consolidated financial statements.

Gain on extinguishment of debt resulted from a one-time gain in fiscal 2022 which resulted from the forgiveness of the Company’s PPP loans as described in the Liquidity and Capital Resources section and Note 8 to the condensed consolidated financial statements.

The Company’s provision for income taxes for fiscal 2023 increased by $1,854,000 to $4,101,000 as compared to $2,247,000 for the same period a year ago. The Company’s effective tax rate for fiscal 2023 increased to 13% as compared to 10% for fiscal 2022. The increase in the Company’s fiscal 2023 effective tax rate is primarily due to the $3,904,000 in non-taxable income from a one-time extinguishment of debt included in fiscal 2022.

Net income for fiscal 2023 increased by $7,528,000 to $27,127,000 as compared to $19,599,000 in fiscal 2022. This resulted primarily from the items discussed above.

Results of Operations

Fiscal 2022 Compared to Fiscal 2021

	Fiscal year ended June 30, (dollars in thousands)
			% Increase/
	2022	2021	(decrease)
Net sales: equipment revenues	$97,612	80,131	21.8%
service revenues	45,981	33,904	35.6%
	143,593	$114,035	25.9%
Gross Profit: equipment	19,141	21,730	(11.9)%
services	40,015	29,018	37.9%
	59,156	50,748	16.6%
Gross profit as a % of net sales	41.2%	44.5%	(7.4)%
equipment	19.6%	27.1%	(27.7)%
services	87.0%	85.6%	1.7%

Research and development	8,024	7,620	5.3%
Selling, general and administrative	32,907	25,196	30.6%
Selling, general and administrative as a % of net sales	22.9%	22.1%	3.7%
Operating Income	18,225	17,932	1.6%
Interest expense, net	(16)	(18)	(11.1)%
Other Income (expense), net	(266)	13	(2,146.2)%
Gain on extinguishment of debt	3,904	—	—%
Provision for income taxes	2,247	2,514	(10.6)%
Net income	19,599	15,413	27.2%

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

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $892,000.

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

Management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of June 30, 2023, the Company identified three material weaknesses in internal control.

ITEM 4: Controls and Procedures

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

In addition to the foregoing, during the Company’s closing of its books for the period ended June 30, 2023, management identified a third material weakness related to the Company’s Cost of Goods Sold (“COGS”) and Inventory during the first three quarters of fiscal 2023. COGS reflected in the Company’s Original Form 10-Q was based on inventory costing as of June 30, 2022. However, in the period following June 30, 2022, substantial fluctuations occurred in certain material costs. Our inventory costing process did not identify these fluctuations in a timely manner resulting in Inventory being overstated and COGS being understated and resulting in an overstated gross profit, operating income, income before the provision for income taxes and net income for the first three quarters of fiscal 2023. While the Company has begun the process to take measures which it believes will remediate the underlying causes of this material weakness, there can be no assurance as to when the remediation plan will be fully developed and implemented and whether such measures will be effective. Until the Company’s remediation plan is fully implemented and effective, the Company will continue to devote time, attention and financial resources to these efforts.

Based on these material weaknesses, the Company’s management has concluded that at June 30, 2023 the Company’s internal controls over financial reporting were not effective.

Management is currently designing and implementing additional controls and procedures to remediate these items and expects to complete these actions during fiscal 2024. While the Company has begun the process to take measures which it believes will remediate the underlying causes of these material weaknesses, there can be no assurance as to when the remediation plans will be fully developed and implemented and whether such measures will be effective. Until the Company’s remediation plans are fully implemented and effective, the Company will continue to devote time, attention and financial resources to these efforts.

During the three months ended June 30, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as described above.

The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Napco Security Technologies, Inc. and Subsidiaries:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

There were ineffectively designed control activities over the proper costing of inventory at interim dates to ensure that inventory is presented on a first-in first-out (FIFO) basis and at net realizable value.

The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting. We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Excess and Slow-Moving Inventory Reserve

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements, management establishes its reserve for excess and slow-moving inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory. The estimated reserve percentages consider future inventory requirements to support forecasted sales based on historical usage, known trends, market conditions, and the ability to find alternate applications of its raw materials into finished goods to better match customer demand.

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

/s/BAKER TILLY US, LLP

Uniondale, New York

September 8, 2023

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$35,955	$41,730
Investments - other	25,660	—
Marketable securities	5,136	5,068
Accounts receivable, net of allowance for credit losses of $131 and $243 as of June 30, 2023 and June 30, 2022, respectively	26,069	29,218
Inventories, net	35,062	40,781
Income tax receivable	75	—
Prepaid expenses and other current assets	3,402	2,838
Total Current Assets	131,359	119,635
Inventories - non-current, net	13,287	9,005
Property, plant and equipment, net	9,308	7,939
Intangible assets, net	3,939	4,300
Deferred income taxes	2,652	—
Operating lease asset	5,797	7,350
Other assets	312	347
TOTAL ASSETS	$166,654	$148,576

CURRENT LIABILITIES
Accounts payable	$8,061	$11,072
Accrued expenses	8,079	9,489
Accrued salaries and wages	3,546	4,064
Accrued income taxes	—	1,868
Total Current Liabilities	19,686	26,493
Deferred income taxes	—	166
Accrued income taxes	1,110	1,058
Long term operating lease liabilities	5,689	7,068
TOTAL LIABILITIES	26,485	34,785
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of June 30, 2023 and June 30, 2022; 39,663,812 and 39,628,197 shares issued; and 36,770,097 and 36,734,482 shares outstanding, respectively	397	396
Additional paid-in capital	21,553	20,005
Retained earnings	137,740	112,911
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	140,169	113,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,654	$148,576

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2023	2022	2021

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$110,062	$97,612	$80,131
Service revenues	59,935	45,981	33,904
	169,997	143,593	114,035
Cost of sales:
Equipment-related expenses	90,197	78,471	58,401
Service-related expenses	6,567	5,966	4,886
	96,764	84,437	63,287

Gross Profit	73,233	59,156	50,748

Operating expenses:
Research and development	9,328	8,024	7,620
Selling, general, and administrative expenses	33,580	32,907	25,196
Total Operating Expenses	42,908	40,931	32,816

Operating Income	30,325	18,225	17,932

Other income (expense):
Interest and other income (expense), net	903	(283)	(5)
Gain on extinguishment of debt	—	3,904	—
Income before Provision for Income Taxes	31,228	21,846	17,927
Provision for Income Taxes	4,101	2,247	2,514
Net Income	$27,127	$19,599	$15,413

Income per share:
Basic	$0.74	$0.53	$0.42
Diluted	$0.73	$0.53	$0.42

Weighted average number of shares outstanding:
Basic	36,741,000	36,725,000	36,696,000
Diluted	37,005,000	36,867,000	36,808,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Fiscal Years ended June 30, 2023, 2022 and 2021
	(in thousands except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balance at June 30, 2020	39,588,417	$396	$17,766	(2,893,715)	$(19,521)	$77,899	$76,540
Stock options exercised	7,466	—	—	—	—	—	—
Stock-based compensation expense	—	—	435	—	—	—	435
Net income	—	—	—	—	—	15,413	15,413
Balances at June 30, 2021	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$93,312	$92,388
Stock options exercised	32,314	—	155	—	—	—	155
Stock-based compensation expense	—	—	1,649	—	—	—	1,649
Net income	—	—	—	—	—	19,599	19,599
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791
Stock options exercised	35,615	1	84	—	—	—	85
Stock-based compensation expense	—	—	1,464	—	—	—	1,464
Cash dividend	—	—	—	—	—	(2,298)	(2,298)
Net income	—	—	—	—	—	27,127	27,127
Balances at June 30, 2023	39,663,812	$397	$21,553	(2,893,715)	$(19,521)	$137,740	$140,169

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year ended June 30,
	2023	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,127	$19,599	$15,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,930	1,771	1,697
Gain on disposal of fixed asset	(15)	—	—
Interest income on other investments	(470)	—	—
Unrealized loss (gain) on marketable securities	80	426	9
(Recovery) reserve of credit losses	(112)	17	(100)
Change to inventory reserve	(445)	1,187	(79)
Deferred income taxes	(2,818)	(214)	337
Stock based compensation expense	1,464	1,649	435
Gain on extinguishment of debt	—	(3,904)	—
Changes in operating assets and liabilities:
Accounts receivable	3,261	(1,154)	(5,049)
Inventories	1,883	(19,274)	8,794
Prepaid expenses and other current assets	(564)	(430)	(359)
Income tax receivable	(75)	—	—
Other assets	35	(103)	—
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(6,581)	8,762	1,889
Net Cash Provided by Operating Activities	24,700	8,332	22,987
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(2,962)	(1,482)	(1,007)
Proceeds from disposal of fixed asset	38	—	—
Purchases of marketable securities	(148)	(81)	(5,422)
Purchases of other investments	(35,281)	—	—
Redemption of other investments	10,091	—	—
Net Cash Used in Investing Activities	(28,262)	(1,563)	(6,429)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	85	155	—
Cash paid for dividend	(2,298)	—	—
Net Cash (Used in) Provided by Financing Activities	(2,213)	155	—

Net (decrease) increase in Cash and Cash Equivalents	(5,775)	6,924	16,558
CASH AND CASH EQUIVALENTS - Beginning	41,730	34,806	18,248
CASH AND CASH EQUIVALENTS - Ending	$35,955	$41,730	$34,806
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$16	$16	$18
Income taxes paid	$8,811	$2,168	$1,970

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

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for all of our products may be affected by the housing and construction markets. Significant future deterioration of the current economic conditions may also affect this trend. The monthly recurring revenue, which is less susceptible to these fluctuations, allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products.

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

Cash and Cash Equivalents

Cash and cash equivalents include approximately $15,242,000 of short-term time deposits, consisting of several certificates of deposit totaling $15,179,000 and $63,000 in a money market fund as of June 30, 2023. Cash and cash equivalents include approximately $63,000 of short-term time deposits, consisting of $63,000 in a money market fund as of June 30, 2022. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents. Certificates of deposit with an original maturity greater than three months are classified as Investments – other.

Cash and cash equivalents consists of the following as of (in thousands):

	June 30, 2023	June 30, 2022

Cash	$20,713	$41,667
Money Market Fund	63	63
Certificates of Deposit	15,179	—
	$35,955	$41,730

Investments-other consists of the following as of (in thousands):

	June 30, 2023	June 30, 2022

Certificates of Deposit	$25,660	$—
	$25,660	$—

Certificates of deposit are recorded at the original cost plus accrued interest. The Company’s Certificates of Deposit consist of the following as of (in thousands):

June 30, 2023

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	4.59% - 5.00%	7/30/2023 - 8/29/2023	$15,112	$15,179
Investments - other	4.80% - 5.15%	7/24/2023 - 10/24/2023	25,359	25,660

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2023 and 2022. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the years ended June 30, 2023 and 2022, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for credit losses of $131,000 and $243,000 as of June 30, 2023 and 2022, respectively. Our reserves for credit losses are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Changes in intangible assets are as follows (in thousands):

	June 30, 2023			June 30, 2022			June 30, 2021
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value	value	amortization	value
Customer relationships	$9,800	(9,302)	$498	$9,800	(9,143)	$657	$9,800	$(8,955)	$845
Trade name	4,048	(607)	3,441	4,048	(405)	3,643	4,048	(202)	3,846
	$13,848	$(9,909)	$3,939	$13,848	$(9,548)	$4,300	$13,848	$(9,157)	$4,691

Amortization expense for intangible assets subject to amortization was approximately $361,000, $391,000 and $425,000 for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2024 - $336,000; 2025 - $315,000; 2026 - $297,000; 2027 - $283,000; and 2028 - $269,000. The weighted average remaining amortization period for intangible assets was 15.5 years and 16.2 years at June 30, 2023 and 2022, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for fiscal years ended June 30, 2023, 2022 and 2021 was $2,931,000, $2,889,000 and $1,306,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored research and development expense for the fiscal years ended June 30, 2023, 2022 and 2021 was $9,328,000, $8,024,000 and $7,620,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

				Weighted Average			Net Income per
	Net Income			Shares			Share
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Basic EPS	$27,127	$19,599	$15,413	36,741	36,725	36,696	$0.74	$0.53	$0.42
Effect of Dilutive Securities:
Stock Options	—	—	—	264	142	112	(0.01)	—	—
Diluted EPS	$27,127	$19,599	$15,413	37,005	36,867	36,808	$0.73	$0.53	$0.42

Options to purchase 7,534, 214,109 and 40,000 shares of common stock for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company has established five share incentive programs as discussed in Note 9.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Stock-based compensation costs of $1,464,000, $1,649,000 and $435,000 were recognized for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the fiscal years ended June 30, 2023, 2022 or 2021.

Comprehensive Income

For the fiscal years ended June 30, 2023, 2022 and 2021, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($450,000, $428,000 and $395,000 in the fiscal years ended June 30, 2023, 2022 and 2021, respectively) and classifies the costs associated with these sales in cost of sales ($1,697,000, $1,425,000 and $1,058,000 in the fiscal years ended June 30, 2023, 2022 and 2021, respectively).

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

As of June 30, 2023 and 2022, the Company included refund liabilities of approximately $5,521,000 and $5,863,000, respectively, in current liabilities. As of June 30, 2023 and 2022, the Company included return-related assets of approximately $1,338,000 and $974,000, respectively, in other current assets.

As a percentage of gross sales, sales returns, rebates and allowances were 7%, 10% and 10% for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

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

	Fiscal year ended June 30,
	2023	2022	2021
Major Product Lines:
Intrusion and access alarm products	$47,344	$49,606	$36,794
Door locking devices	62,718	48,006	43,337
Services	59,935	45,981	33,904
Total Revenues	$169,997	$143,593	$114,035

The following table represents the allowance for credit losses accounts as of the respective years ending June 30 (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Deductions/ (recoveries)	Balance at end of period
For the Year Ended June 30, 2021:
Allowance for credit losses	$326	$30	$(130)	$226

For the Year Ended June 30, 2022:
Allowance for credit losses	$226	$17	$—	$243

For the Year Ended June 30, 2023:
Allowance for credit losses	$243	$6	$(118)	$131

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. The Company had one customer with an accounts receivable balance that comprised 19%, 22% and 19% of the Company’s overall accounts receivable at June 30, 2023, 2022 and 2021, respectively. Sales to this customer did not exceed 10% of the Company’s net sales during fiscal years ended June 30, 2023, 2022 and 2021. The Company had another customer with an accounts receivable balance that comprised 14% and 11% of the Company’s overall accounts receivable at June 30, 2023 and 2021, respectively. This customers’ accounts receivable balance did not exceed 10% of the Company’s overall accounts receivable at June 30, 2022. Sales to this customer did not exceed 10% of the Company’s net sales in any of the fiscal years ended June 30, 2023, 2022 and 2021. The Company had a third customer with an accounts receivable balance that comprised 16% and 12% of the Company’s overall accounts receivable at June 30, 2022 and 2021, respectively. This customers’ accounts receivable balance did not exceed 10% of the Company’s overall accounts receivable at June 30, 2023. Sales to this customer did not exceed 10% of the Company’s net sales in any of the fiscal years ended June 30, 2023, 2022 and 2021.

NOTE 4 – Marketable Securities

Marketable securities include investments in fixed income mutual funds, which are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognize in the income statement for the years ended June 30, 2023, 2022 and 2021 are as follows (in thousands):

	Year ended June 30,
	2023	2022	2021

Net gains recognized during the period on marketable securities	$147	$81	$—
Less: Net gains recognized during the period on marketable securities sold during the period	—	—	—
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	(79)	(426)	(9)
	$68	$(345)	$(9)

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

The following tables summarize the Company’s investments (in thousands):

	June 30, 2023			June 30, 2022
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds - Level 1	$5,651	5,136	$(515)	$5,504	$5,068	$(436)

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

For the years ended June 30, 2023 and 2022, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	June 30,	June 30,
	2023	2022
Component parts	$29,939	$32,656
Work-in-process	7,726	10,085
Finished product	10,684	7,045
	$48,349	$49,786

Classification of inventories, net of reserves:
Current	$35,062	$40,781
Non-current	13,287	9,005
	$48,349	$49,786

The following table represents the inventory obsolescence and net realizable value inventory reserves as of the respective years ending June 30 (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Deductions/ (recoveries)	Balance at end of period
For the Year Ended June 30, 2021:
Inventory obsolescence and net realizable value reserve	$2,913	$—	$(79)	$2,834

For the Year Ended June 30, 2022:
Inventory obsolescence and net realizable value reserve	$2,834	$1,187	$—	$4,021

For the Year Ended June 30, 2023:
Inventory obsolescence and net realizable value reserve	$4,021	$460	$(905)	$3,576

NOTE 6 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2023	June 30, 2022	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,517	7,480	3 to 5
Furniture and fixtures	3,387	3,030	5 to 10
Machinery and equipment	28,574	26,696	3 to 10
Building improvements	3,078	2,464	Shorter of the lease term or life of asset
	52,371	49,485
Less: accumulated depreciation and amortization	(43,063)	(41,546)
	$9,308	$7,939

Depreciation and amortization expense on property, plant, and equipment was approximately $1,569,000, $1,380,000 and $1,260,000 in fiscal 2023, 2022 and 2021, respectively.

NOTE 7 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Year ended June 30,
	2023	2022	2021
Current income taxes:
Federal	$5,899	$2,161	$1,912
State	1,020	300	265
	6,919	2,461	2,177
Deferred income taxes:
Federal	(2,334)	(214)	337
State	(484)	—	—
	(2,818)	(214)	337

Provision for income taxes	$4,101	$2,247	$2,514

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30, (dollars in thousands):

	2023		2022		2021
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Tax at Federal statutory rate	$6,558	21.0%	$4,588	21.0%	$3,765	21.0%

Increases (decreases) in taxes resulting from:
Meals and entertainment	48	0.2%	29	0.1%	29	0.2%
State income taxes, net of Federal income tax benefit	436	1.4%	238	1.1%	135	0.8%
Global intangible low-taxed income	2,739	8.8%	1,697	7.8%	1,706	9.5%
R&D Credit	(661)	(2.1)%	(554)	(2.5)%	(523)	(2.9)%
Foreign withholding tax	—	—%	—	—%	205	1%
Foreign Source income not subject to Tax	(5,524)	(17.7)%	(3,231)	(14.8)%	(3,353)	(19)%
Non-taxable debt extinguishment	—	—%	(820)	(3.8)%	—	—%
Uncertain Tax Positions	63	0.2%	20	0.1%	312	1.7%
IRS examination settlements	—	—%	—	—%	—	—%
Other, net	442	1.4%	280	1.3%	238	1.3%
Effective tax rate	$4,101	13.1%	$2,247	10.3%	$2,514	14.0%

Deferred tax assets and deferred tax liabilities at June 30, 2023 and 2022 are as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	2023	2022
Accounts receivable	$22	$42
Inventories	397	413
Accrued liabilities	857	454
Stock based compensation expense	250	179
Revenue reserves	333	466
Unrealized loss (gain) on marketable securities	124	90
Capitalized research and development cost	2,923	—
Other	4	—
Total Deferred Tax Assets	$4,910	$1,644
Valuation allowance	—	—
Deferred income tax assets, net of valuation allowance	$4,910	$1,644

Intangibles	(916)	(615)
Property, plant and equipment	(729)	(582)
Other deferred tax liabilities	(613)	(613)
Total Deferred Tax Liability	$(2,258)	$(1,810)

Net Deferred Tax Asset/(Liability)	$2,652	$(166)

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

In December 2022, the Company received a letter from the IRS (“IRS”) notifying it that the IRS has closed its examination of the Company’s income tax return for fiscal year ended June 30, 2020. There have been no changes proposed in relation to this examination.

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of tax rates in foreign jurisdictions, state and local income taxes, tax benefit of R&D credits, certain nondeductible expenses, uncertain tax positions and global intangible low-taxed income ("GILTI").

During the year ending June 30, 2023, the Company increased its reserve for uncertain income tax positions by $22,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2023, the Company had accrued interest totaling $139,000, penalties totaling $5,000, and $700,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company claims R&D tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2023	2022	2021
Balance of gross unrecognized tax benefits as of Beginning of Year	$678	$678	$866
Increase (Decrease) to unrecognized tax benefits from deemed dividends for investments in US property	—	—	(3)
Increase (Decrease) to unrecognized tax benefits resulting from the release of R&D credits due to the settled IRS audit	—	—	(185)
Increase (Decrease) to unrecognized tax benefits resulting from a state filing tax position	22	—	—
Balance of gross unrecognized tax benefits as of End of Year	$700	$678	$678

NOTE 8 - Debt

As of June 30, 2023 and 2022, debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”), with no amounts outstanding, which expires in June 2024.

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

NOTE 9 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the fiscal years ended June 30, 2023, 2022 and 2021, the Company recorded non-cash compensation expense of $1,464,000 ($.04 per basic and diluted share), $1,649,000 ($.04 per basic and diluted share) and $435,000 ($.01 per basic and diluted share), respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2023, 521,580 stock options were outstanding, 247,628 stock options were exercisable and no further stock options were available for grant under this plan. 37,500 options were granted under this plan during the year ended June 30, 2023.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022	2021
Risk-free interest rates	3.03%	1.64%	n/a
Expected lives	7.27 Years	6.18 Years	n/a
Expected volatility	43%	43%	n/a
Expected dividend yields	0%	0%	n/a

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

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2023		2022		2021
		Weighted average		Weighted average			Weighted average
	Options	exercise price	Options	exercise price	Options		exercise price
Outstanding, beginning of year	523,080	$18.59	214,080	$9.59		235,680	$9.42
Granted	37,500	$26.94	338,000	$23.17		—	—
Forfeited/Lapsed	—	—	—	—		(13,000)	6.91
Exercised	(39,000)	$10.44	(29,000)	$5.45		(8,600)	9.04
Outstanding, end of period	521,580	$19.37	523,080	$18.59		214,080	$9.59
Exercisable, end of period	247,628	$17.16	176,752	$14.68		98,176	$8.07
Weighted average fair value at grant date of options granted	$13.36		$12.16		$	n/a
Total intrinsic value of options exercised	$822,000		$502,000			$65,000
Total intrinsic value of options outstanding	$7,968,000		$1,916,000			$1,840,000
Total intrinsic value of options exercisable	$4,330,000		$1,218,000			$993,000

37,500, 338,000 and 0 options were granted during the fiscal years ended June 30, 2023, 2022 and 2021, respectively. 39,000, 29,000 and 8,600 options were exercised during the fiscal years ended June 30, 2023, 2022 and 2021, respectively. 29,600 of the 39,000 stock options exercised during the fiscal year ended June 30, 2023, were settled by exchanging 10,150 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 1,000 of the 29,000 stock options exercised during the fiscal year ended June 30, 2022, were settled by exchanging 153 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 8,600 stock options exercised during the fiscal year ended June 30, 2021 were settled by exchanging 4,604 shares of the Company's common stock which were retired and returned to unissued status upon receipt. $84,000, $155,000 and $0 was received from the remaining option exercises for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each of these periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2023:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$3.15 ‑ $26.94	521,580	7.67	$19.37	247,628	$17.16
	521,580	7.67	$19.37	247,628	$17.16

As of June 30, 2023 and 2022, there was $1,971,000 and $2,489,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan, respectively. 109,876, 107,576 and 44,776 options vested during the years June 30, 2023, 2022 and 2021, respectively. The total grant date fair value of the options vesting during the fiscal years ended June 30, 2022, 2021 and 2020 under this plan was $981,000, $1,040,000 and $244,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2023, 20,400 stock options were outstanding, 13,920 stock options were exercisable and 0 stock options were available for grant under this plan. No stock options were granted under this plan during the year ended June 30, 2023.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022	2021
Risk-free interest rates	n/a	1.68%	n/a
Expected lives	n/a	6.18 Years	n/a
Expected volatility	n/a	43%	n/a
Expected dividend yields	n/a	0%	n/a

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2023		2022		2021
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	20,400	$14.39	12,000	$6.55	24,000	$5.15
Granted	—	—	9,600	$22.93	—	—
Forfeited/Lapsed	—	—	—	—	(9,600)	$3.59
Exercised	—	—	(1,200)	$4.35	(2,400)	$4.35
Outstanding, end of period	20,400	$14.39	20,400	$14.39	12,000	$6.55
Exercisable, end of period	13,920	$10.99	11,280	$8.92	6,240	$6.04
Weighted average fair value at grant date of options granted	n/a		$12.58		n/a
Total intrinsic value of options exercised	n/a		$19,000		$31,000
Total intrinsic value of options outstanding	$413,000		$149,000		$140,000
Total intrinsic value of options exercisable	$329,000		$136,000		$76,000

0, 9,600 and 0 options were granted during the fiscal years ended June 30, 2023, 2022 and 2021, respectively. 0, 1,200 and 2,400 options were exercised during the fiscal years ended June 30, 2023, 2022 and 2021, respectively. 1,200 stock options exercised during the fiscal year ended June 30, 2022 were settled by exchanging 258 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 2,400 options exercised during the fiscal year ended June 30, 2021 were settled by exchanging 612 shares of the Company common stock which were retired and returned to unissued status upon receipt. $0 was received from the remaining option exercises for each of the fiscal years ended June 30, 2023, 2022 and 2021, and the actual tax benefit realized for the tax deductions from option exercises was $0, $4,000 and $6,000 in fiscal 2023, 2022 and 2021 respectively.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	6.65	$14.39	13,920	$10.99
	20,400	6.65	$14.39	13,920	$10.99

As of June 30, 2023 and 2022, there was $46,000 and $70,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan, respectively. 2,640, 6,240 and 5,520 options vested during the years June 30, 2023, 2022 and 2021, respectively. The total grant date fair value of the options vesting during each of the fiscal years ended June 30, 2022, 2021 and 2020 under this plan was $24,000, $39,000 and $18,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2023, 75,000 stock options were outstanding, 50,720 stock options were exercisable and 0 stock options were available for grant under this plan. No stock options were granted under this plan during the year ended June 30, 2023.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022	2021
Risk-free interest rates	n/a	1.68%	n/a
Expected lives	n/a	6.18 Years	n/a
Expected volatility	n/a	43%	n/a
Expected dividend yields	n/a	0%	n/a

The following table reflects activity under the 2018 Non-Employee plan for the fiscal year ended June 30,:

	2023		2022		2021
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	89,000	$14.91	70,100	$11.93	96,800	$11.74
Granted	—	—	23,500	$22.93	—	—
Forfeited/Lapsed	—	—	—	—	(23,500)	11.68
Exercised	(14,000)	$15.32	(4,600)	$10.43	(3,200)	8.10
Outstanding, end of period	75,000	$14.83	89,000	$14.91	70,100	$11.93
Exercisable, end of period	50,720	$12.87	45,040	$12.98	29,960	$11.68
Weighted average fair value at grant date of options granted	n/a		$12.58		n/a
Total intrinsic value of options exercised	$209,000		$58,000		$29,000
Total intrinsic value of options outstanding	$1,486,000		$561,000		$439,000
Total intrinsic value of options exercisable	$1,104,000		$354,000		$195,000

0, 23,500 and 0 options were granted during the fiscal years ended June 30, 2023, 2022 and 2021, respectively. 14,000, 4,600 and 3,200 options were exercised during the fiscal years ended June 30, 2023, 2022 and 2021, respectively. 14,000 stock options exercised during the fiscal year ended June 30, 2023 were settled by exchanging 7,235 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 4,600 stock options exercised during the fiscal year ended June 30, 2022 were settled by exchanging 2,075 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. 3,200 stock options exercised during the fiscal year ended June 30, 2021 were settled by exchanging 1,518 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. $0 was received from the remaining option exercises for each of the fiscal years ended June 30, 2023, 2022 and 2021, and the actual tax benefit realized for the tax deductions from option exercises was $44,000, $12,000 and $6,000 in fiscal 2023, 2022 and 2021, respectively.

The following table summarizes information about stock options outstanding under the 2018 Non- Employee Plan at June 30, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	75,000	6.76	$14.83	50,720	$12.87
	75,000	6.76	$14.83	50,720	$12.87

As of June 30, 2023 and 2022, there was $135,000 and $265,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan, respectively. 19,680 options vested during each of the years June 30, 2023, 2022 and 2021, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2023, 2022 and 2021 under this plan was $149,000, $160,000 and $133,000, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2023, 56,900 stock options were outstanding, 18,760 stock options were exercisable and 43,100 stock options were available for grant under this plan. 30,000 options were granted under this plan during the year ended June 30, 2023.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022	2021
Risk-free interest rates	3.03 - 3.40%	1.68%	0.62%
Expected lives	7.23 - 7.27 Years	6.18 Years	10 Years
Expected volatility	43%	43%	45%
Expected dividend yields	0%	0%	0%

The following table reflects activity under the 2020 Non-Employee plan for the fiscal year ended June 30,:

	2023		2022		2021
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	26,900	$18.64	10,000	$11.40	—	—
Granted	30,000	$27.57	16,900	$22.93	10,000	$11.40
Forfeited/Lapsed	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Outstanding, end of period	56,900	$23.35	26,900	$18.64	10,000	$11.40
Exercisable, end of period	18,760	$20.73	7,380	$16.68	2,000	$11.40
Weighted average fair value at grant date of options granted	$13.74		$12.58		$6.10
Total intrinsic value of options exercised	n/a		n/a		n/a
Total intrinsic value of options outstanding	$643,000		$92,000		$68,000
Total intrinsic value of options exercisable	$261,000		$37,000		$14,000

30,000, 16,900 and 10,000 options were granted during the fiscal years ended June 30, 2023, 2022 and 2021, respectively. No options were exercised during the fiscal years ended June 30, 2023, 2022 and 2021.

The following table summarizes information about stock options outstanding under the 2020 Non- Employee Plan at June 30, 2023:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $30.71	56,900	8.59	$23.35	18,760	$20.73
	56,900	8.59	$23.35	18,760	$20.73

As of June 30, 2023 and 2022, there was $344,000 and $135,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan, respectively. 11,380, 5,380 and 2,000 options vested during the years June 30, 2023, 2022 and 2021, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2023, 2022 and 2021 under this plan was $129,000, $55,000 and $12,000, respectively.

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

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2023, 5,000 stock options were outstanding, 1,000 stock options were exercisable and 945,000 stock options were available for grant under this plan. 5,000 options were granted under this plan during the year ended June 30, 2023.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2023
Risk-free interest rates	3.84%
Expected lives	7.28 Years
Expected volatility	45%
Expected dividend yields	0.62%

The following table reflects activity under the 2022 Employee plan for the fiscal year ended June 30,:

	2023
		Weighted average
	Options	exercise price
Outstanding, beginning of year	—	—
Granted	5,000	$40.01
Forfeited/Lapsed	—	—
Exercised	—	—
Outstanding, end of period	5,000	$40.01
Exercisable, end of period	1,000	$40.01
Weighted average fair value at grant date of options granted	$19.77
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$—
Total intrinsic value of options exercisable	$—

5,000 options were granted during the fiscal year ended June 30, 2023. No options were exercised during the fiscal year ended June 30, 2023.

The following table summarizes information about stock options outstanding under the 2022 Employee Plan at June 30, 2023:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$40.01	5,000	9.95	$40.01	1,000	$40.01
	5,000	9.95	$40.01	1,000	$40.01

As of June 30, 2023, there was $74,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 1,000 options vested during the year ended June 30, 2023. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2023 under this plan was $20,000.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. Relative to the Revolver Agreement described in Note 8, the Company’s lender gave its consent to this stock repurchase plan. During the fiscal year ended June 30, 2023, 2022 and 2021, the Company did not repurchase any shares of its outstanding common stock. Shares repurchased through June 30, 2023 are included in the Company’s Treasury Stock as of June 30, 2023, 2022 and 2021.

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

During fiscal 2023, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 53,000 shares. 43,600 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 17,385 and was based upon the per share price on the effective date of the option exercise.

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

NOTE 11 – Related Party Transaction

On February 13, 2023, the Company's President and Chairman and the Company’s Executive Vice President and Chief Financial Officer sold 2,012,500 and 87,500 shares of our common stock, respectively, as selling stockholders in an underwritten secondary public offering at a public offering price of $31.50 per share. In connection with such offering, the selling stockholders granted the underwriters an option to purchase additional shares (the “Greenshoe Option”). On February 15, 2023, the underwriters exercised in full the Greenshoe Option, pursuant to which the selling stockholders sold a total of 300,000 additional shares of common stock at the same public offering price. The Company did not sell any shares in the offering and received no proceeds from the offerings, but the Company incurred $509,000 in offering expenses, which are recorded in selling, general, and administrative expenses in the accompanying condensed consolidated statements of income.

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that is available to all U.S. non-union employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $251,000, $191,000 and $138,000 for the years ended June 30, 2023, 2022 and 2021, respectively.

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

For the fiscal year ended June 30, 2023 and 2022, cash payments against operating lease liabilities totaled $335,000 and $288,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	69 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2023 (in thousands):

Year Ending June 30,	Amount
2024	$316
2025	299
2026	282
2027	267
2028	253
Thereafter	4,380
Total	$5,797

Operating lease expense totaled approximately $458,000, $319,000 and $316,000, for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

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

The employment agreement with the CEO provides for an annual salary of $872,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time; and a termination payment in an amount up to 299% of the average of the prior five calendar years’ compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands)

	Fiscal Year ended June 30,
	2023	2022	2021
Sales to external customers (1):
Domestic	$168,619	$142,059	$112,618
Foreign	1,378	1,534	1,417
Total Net Sales	$169,997	$143,593	$114,035

	2023	2022
Identifiable assets:
United States	$122,995	$98,791
Dominican Republic (2)	43,659	49,785
Total Identifiable Assets	$166,654	$148,576

(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (2023 = $33,477; 2022 = $38,755), operating lease assets (2023 = $5,797; 2022 = $7,350) and fixed assets (2023 = $3,958; 2022 = $3,253) located at the Company’s principal manufacturing facility in the Dominican Republic.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  At the conclusion of the period ended June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or is likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors appearing in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (“Proxy Statement”) under the heading “Election of Directors”, is incorporated herein by reference.

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

Information regarding Equity Compensation Plan Information as of June 30, 2023 is included in Item 5.

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

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

B. Supplementary Financial Data

(a)3. and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June, 30 2011
Ex-3.(iii)	Second Amended and Restated By-Laws	Exhibit 10.3 to Report on Form 8-K (Commission file No. 0-10004) filed on September 8, 2020
Ex-3.(iv)	Amendment to the Amended and Restated Certificate of Incorporation	Exhibit 3.(iv) to Report on Form 8-K (Commission file No. 0-10004) filed on December 7, 2021

Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.02 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.03 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.04 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.05 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.06	Continuing General Security Agreement	Exhibit 4.06 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.07 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.08 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.09	Amendment No. 3 to Third Amended and Restated Credit Agreement	Item 1.01 (e) contained in Report on Form 8-K (Commission file No. 0-10004) dated June 28, 2016
Ex 4.10	Description of the Company’s Securities	E-17
*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008
*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.D	2018 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2018 for Annual Meeting of Stockholders to be held on December 11, 2018
*Ex-10.E	2020 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated April 13, 2020 for Annual Meeting of Stockholders to be held on May 21, 2020
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010

*Ex-10.M	Two (2) Year Extension, dated October 21, 2021, of Employment Agreement between the Registrant and Michael Carrieri	E-24
*Ex-10.N	Form of Indemnification Agreement adopted September 3, 2020	Exhibit 10.N to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2020
*Ex-10.O	Severance Agreement between the Registrant and Kevin S Buchel dated December 30, 2015	Exhibit 10.O to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2016
*Ex-10.P	Compensation Agreement between the Registrant and Stephen Spinelli dated April 6, 2020	Exhibit 10.P to Report on Form 10-K (Commission file No. 0-10004) dated September 13, 2021
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010
Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Auditors	E-19
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22
Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23
Ex-101.INS	Inline XBRL Instance Document **
Ex-101.SCH	Inline XBRL Taxonomy Extension Schema Document**
Ex-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
Ex-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
Ex-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
Ex-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
Ex-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 8, 2023

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Directors, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ RICHARD SOLOWAY	Chairman of the Board of Directors,	September 8, 2023
Richard Soloway	President and Secretary and Director
(Principal Executive Officer)

/s/ KEVIN S. BUCHEL	Executive Vice President	September 8, 2023
Kevin S. Buchel	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ PAUL STEPHEN BEEBER	Director	September 8, 2023
Paul Stephen Beeber

/s/ RICK LAZIO	Director	September 8, 2023
Rick Lazio

/s/ DONNA SOLOWAY	Director	September 8, 2023
Donna Soloway

/s/ ROBERT UNGAR	Director	September 8, 2023
Robert Ungar

/s/ ANDREW J. WILDER	Director	September 8, 2023
Andrew J. Wilder

/s/ DAVID A. PATERSON	Director	September 8, 2023
David A. Paterson