Form 10-Q
period 2023-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2023-11-09
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: November 8, 2023

COMMON STOCK, $.01 PAR VALUE PER SHARE     36,770,097

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023
	(unaudited)	June 30, 2023

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$43,577	$35,955
Investments - other	25,931	25,660
Marketable securities	5,121	5,136
Accounts receivable, net of allowance for credit losses of $107 and $131 as of September 30, 2023 and June 30, 2023, respectively	22,921	26,069
Inventories, net	36,946	35,062
Income tax receivable	205	75
Prepaid expenses and other current assets	3,072	3,402
Total Current Assets	137,773	131,359
Inventories - non-current, net	17,201	13,287
Property, plant and equipment, net	9,112	9,308
Intangible assets, net	3,855	3,939
Deferred income taxes	2,732	2,652
Operating lease asset	5,722	5,797
Other assets	294	312
TOTAL ASSETS	$176,689	$166,654

CURRENT LIABILITIES
Accounts payable	$11,084	$8,061
Accrued expenses	7,636	8,079
Accrued salaries and wages	3,176	3,546
Total Current Liabilities	21,896	19,686
Accrued income taxes	1,133	1,110
Long term operating lease liabilities	5,648	5,689
TOTAL LIABILITIES	28,677	26,485
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of September 30, 2023 and June 30, 2023; 39,663,812 shares issued; and 36,770,097 shares outstanding as of each date.	397	397
Additional paid-in capital	21,860	21,553
Retained earnings	145,276	137,740
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	148,012	140,169
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,689	$166,654

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended September 30,
	2023	2022

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$24,391	$25,687
Service revenues	17,285	13,806
	41,676	39,493
Cost of sales:
Equipment related expenses	17,497	23,266
Service-related expenses	1,766	1,661
	19,263	24,927

Gross Profit	22,413	14,566

Operating expenses:
Research and development	2,437	2,428
Selling, general, and administrative expenses	8,421	8,490
Total Operating Expenses	10,858	10,918

Operating Income	11,555	3,648

Other income (expense):
Interest and other income (expense), net	440	(103)
Income before Provision for Income Taxes	11,995	3,545
Provision for Income Taxes	1,517	461
Net Income	$10,478	$3,084

Income per share:
Basic	$0.28	$0.08
Diluted	$0.28	$0.08

Weighted average number of shares outstanding:
Basic	36,827,000	36,762,000
Diluted	37,076,000	36,990,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Three months ended September 30, 2023 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2023	39,663,812	$397	$21,553	(2,893,715)	$(19,521)	$137,740	$140,169
Net income	—	—	—	—	—	10,478	10,478
Stock-based compensation expense	—	—	307	—	—	—	307
Cash dividend	—	—	—	—	—	(2,942)	(2,942)
Balances at September 30, 2023	39,663,812	$397	$21,860	(2,893,715)	$(19,521)	$145,276	$148,012

	Three months ended September 30, 2022 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791
Net income	—	—	—	—	—	3,084	3,084
Stock-based compensation expense	—	—	477	—	—	—	477
Stock options exercised	8,480	—	45	—	—	—	45
Balances at September 30, 2022	39,636,677	$396	$20,527	(2,893,715)	$(19,521)	$115,995	$117,397

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,
	2023	2022

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,478	$3,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	457
Gain on disposal of fixed asset	—	(15)
Interest income on other investments	76	(8)
Unrealized loss on marketable securities	57	153
(Recovery) of credit losses	(24)	(27)
Change to inventory reserve	822	(252)
Deferred income taxes	(80)	(417)
Stock based compensation expense	307	477
Changes in operating assets and liabilities:
Accounts receivable	3,172	7,903
Inventories	(6,620)	(10,197)
Prepaid expenses and other current assets	330	(2)
Income tax receivable	(130)	(662)
Other assets	17	(27)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	2,267	(2,432)
Net Cash Provided by (Used in) Operating Activities	11,209	(1,965)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(256)	(372)
Proceeds from disposal of fixed asset	—	38
Purchases of marketable securities	(42)	(10,028)
Purchases of other investments	(347)	—
Net Cash Used in Investing Activities	(645)	(10,362)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	—	45
Cash paid for dividend	(2,942)	—
Net Cash (Used in) Provided by Financing Activities	(2,942)	45

Net increase (decrease) in Cash and Cash Equivalents	7,622	(12,282)
CASH AND CASH EQUIVALENTS - Beginning	35,955	41,730
CASH AND CASH EQUIVALENTS - Ending	$43,577	$29,448
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$4
Income taxes paid	$1,703	$3,398

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2023

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S. Our wireless communication services have led to substantial growth in our monthly recurring revenues.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2023 and June 30, 2023 due to their short-term maturities. Long-term debt and lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents and Investments – other

Cash and cash equivalents include approximately $15,630,000 of short-term time deposits, consisting of several certificates of deposit totaling $15,366,000 and $264,000 in money market funds as of September 30, 2023. Cash and cash equivalents include approximately $15,242,000 of short-term time deposits, consisting of several certificates of deposit totaling $15,179,000 and $63,000 in a money market fund as of June 30, 2023. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents. Certificates of deposit with an original maturity greater than three months are classified as Investments-other.

Cash and cash equivalents consist of the following as of (in thousands):

	September 30, 2023	June 30, 2023

Cash	$27,947	$20,713
Money Market Fund	264	63
Certificates of Deposit	15,366	15,179
	$43,577	$35,955

Investments-other consists of the following as of (in thousands):

	September 30, 2023	June 30, 2023

Certificates of Deposit	$25,931	$25,660
	$25,931	$25,660

Certificates of deposit are recorded at the original cost plus accrued interest. The Company’s Certificates of deposits consist of the following as of (in thousands):

September 30, 2023

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	4.77% - 5.25%	11/22/2023 - 11/27/2023	$15,312	$15,366
Investments - other	5.00% - 5.40%	10/23/2023 - 3/21/2024	25,706	25,931

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2023 and June 30, 2023. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company would record an impairment charge if the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the three months ended September 30, 2023, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for credit losses of $107,000 and $131,000 as of September 30, 2023 and June 30, 2023, respectively. Our reserves for credit losses are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Intangible assets consisted of the follows (in thousands):

	September 30, 2023			June 30, 2023
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	(9,335)	$465	$9,800	(9,302)	$498
Trade name	4,048	(658)	3,390	4,048	(607)	3,441
	$13,848	$(9,993)	$3,855	$13,848	$(9,909)	$3,939

Amortization expense for intangible assets subject to amortization was approximately $84,000 and $90,000 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2024 - $336,000; 2025 - $315,000; 2026 - $297,000; 2027 - $283,000; and 2028 - $269,000. The weighted average remaining amortization period for intangible assets was 15.3 years and 15.5 years at September 30, 2023 and June 30, 2023, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2023 and 2022 was $761,000 and $754,000, respectively.

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored R&D expense for the three months ended September 30, 2023 and 2022 was $2,437,000 and $2,428,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2023	2022	2023	2022	2023	2022
Basic EPS	$10,478	$3,084	36,827	36,762	$0.28	$0.08
Effect of Dilutive Securities:
Stock Options	—	—	249	228	—	—
Diluted EPS	$10,478	$3,084	37,076	36,990	$0.28	$0.08

Options to purchase 5,000 and 62,500 shares of common stock were excluded for the three months ended September 30, 2023 and 2022, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $307,000 and $477,000 were recognized for the three months ended September 30, 2023 and 2022, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three months ended September 30, 2023 or 2022.

Comprehensive Income

For the three months ended September 30, 2023 and 2022, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($83,000 and $112,000 in the three months ended September 30, 2023 and 2022, respectively); and classifies the costs associated with these sales in cost of sales ($371,000 and $394,000 in the three months ended September 30, 2023 and 2022, respectively).

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

The Company’s bank has notified the Company that its LIBOR option, which was available to it through June 30, 2023, has shifted to the Benchmark Replacement as defined in the agreement with the bank. The new benchmark rate is the Secured Overnight Financing Rate (SOFR) (see Note 8). The Company does not believe that this transition will have a material impact on its financial condition.

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

As of September 30, 2023 and June 30, 2023, the Company included refund liabilities of approximately $3,833,000 and $5,521,000, respectively, in current liabilities. As of September 30, 2023 and June 30, 2023, the Company included return-related assets of approximately $1,201,000 and $1,338,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 4% and 5% for the three months ended September 30, 2023 and 2022, respectively.

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

	Three months ended September 30,
	2023	2022
Major Product Lines:
Intrusion and access alarm products	$9,297	$13,532
Door locking devices	15,094	12,155
Services	17,285	13,806
Total Revenues	$41,676	$39,493

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had two customers with an accounts receivable balance that comprised of 13% and 10% as of September 30, 2023. As of June 30, 2023, the accounts receivable balance with these respective customers were 19% and 14%. Sales to either of these customers did not exceed 10% of net sales during the three months ended September 30, 2023, however sales to one of these two customers were 12% for the three months ended September 30, 2022. There were no other customers who had sales that comprised of 10% or more of net sales for the 3 months ended September 30, 2023 and 2022.

NOTE 4 – Marketable Securities

The Company’s marketable securities include investments in fixed income mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds, and are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three months ended September 30, 2023 and 2022, are as follows (in thousands):

	Three months ended September 30,
	2023	2022

Net gains recognized during the period on marketable securities	$42	$—
Less: Net gains recognized during the period on marketable securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	(57)	(153)
	$(15)	$(153)

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

The following tables summarize the Company’s investments at September 30, 2023 and June 30, 2023, respectively (in thousands):

	September 30, 2023			June 30, 2023
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds - Level 1	$5,693	5,121	$(572)	$5,651	$5,136	$(515)

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	September 30,	June 30,
	2023	2023
Component parts	$33,566	$29,939
Work-in-process	8,089	7,726
Finished product	12,492	10,684
	$54,147	$48,349

Classification of inventories, net of reserves:
Current	$36,946	$35,062
Non-current	17,201	13,287
	$54,147	$48,349

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2023	June 30, 2023	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,517	7,517	3 to 5
Furniture and fixtures	3,447	3,387	5 to 10
Machinery and equipment	28,739	28,574	3 to 10
Building improvements	3,110	3,078	Shorter of the lease term or life of asset
	52,628	52,371
Less: accumulated depreciation and amortization	(43,516)	(43,063)
	$9,112	$9,308

Depreciation and amortization expense on property, plant, and equipment was approximately $453,000 and $367,000 for the three months ended September 30, 2023 and 2022, respectively.

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

For the three months ended September 30, 2023 and September 30, 2022, the Company recognized net income tax expense of $1,517,000 and $461,000, respectively. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of September 30, 2023, the Company had accrued interest totaling $162,000, as well as $700,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the three months ended September 30, 2023, additional interest expense was accrued for in the amount of $23,000.

The Company does not expect that our unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2023, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

In December 2022, the Company received a letter from the IRS (“IRS”) notifying it that the IRS has closed it's examination of the Company’s income tax return for fiscal year ended June 30, 2020.  There has been no changes proposed in relation to this examination.

NOTE 8 - Long-Term Debt

As of September 30, 2023 and June 30, 2023, the Company had a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024.

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

NOTE 9 - Stock Option

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended September 30, 2023 and 2022, the Company recorded non-cash compensation expense of $307,000 ($0.01 per basic and diluted share) and $477,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2023, 521,580 stock options were outstanding, 258,328 stock options were exercisable and no further stock options were available for grant under this plan.

0 and 37,500 options were granted during the three months ended September 30, 2023 and 2022, respectively. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	n/a	3.03%
Expected lives	n/a	7.27 Years
Expected volatility	n/a	43%
Expected dividend yields	n/a	0%

The following table reflects activity under the 2012 Employee Plan for the three months ended September 30:

	2023		2022
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	521,580	$19.37	523,080	$18.59
Granted	—	—	37,500	$26.94
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	(5,200)	$8.64
Outstanding, end of period	521,580	$19.37	555,380	$19.25
Exercisable, end of period	258,328	$17.40	183,852	$15.26
Weighted average fair value at grant date of options granted	n/a		$13.36
Total intrinsic value of options exercised	n/a		$107,000
Total intrinsic value of options outstanding	$1,763,000		$5,684,000
Total intrinsic value of options exercisable	$1,358,000		$2,586,000

0 and 5,200 stock options were exercised during the three months ended September 30, 2023 and 2022, respectively. $45,000 cash was received from the option exercises during the three months ended September 30, 2022. The actual tax benefit realized for the tax deductions from option exercises during the three months ended September 30, 2022 was $0.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2023:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$3.15 ‑ $26.94	521,580	7.42	$19.37	258,328	$17.40
	521,580	7.42	$19.37	258,328	$17.40

As of September 30, 2023, there was $1,738,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 0 and 37,500 options were granted during the three months ended September 30, 2023 and 2022, respectively. 10,700 and 12,300 options vested during the three months ended September 30, 2023 and 2022, respectively. The total grant date fair value of the options vesting during the three months ended September 30, 2023 and 2022 under this plan was $124,000 and $129,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2023, 20,400 stock options were outstanding, 13,920 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three months ended September 30, 2023 or 2022. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	n/a	n/a
Expected lives	n/a	n/a
Expected volatility	n/a	n/a
Expected dividend yields	n/a	n/a

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30:

	2023		2022
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	20,400	$14.39	20,400	$14.39
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	20,400	$14.39	20,400	$14.39
Exercisable, end of period	13,920	$10.99	11,280	$8.92
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$167,000		$300,000
Total intrinsic value of options exercisable	$159,000		$227,000

No stock options were exercised during the three months ended September 30, 2023 or 2022, respectively. No cash was received from option exercises during the three months ended September 30, 2023 or 2022, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	6.40	$14.39	13,920	$10.99
	20,400	6.40	$14.39	13,920	$10.99

As of September 30, 2023, there was $40,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three months ended September 30, 2023 and 2022, respectively. No options vested during the three months ended September 30, 2023 and 2022.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2023, 75,000 stock options were outstanding, 50,720 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three months ended September 30, 2023 and 2022. No options may be granted under this plan after December 2028. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	n/a	n/a
Expected lives	n/a	n/a
Expected volatility	n/a	n/a
Expected dividend yields	n/a	n/a

The following table reflects activity under the 2018 Non-Employee Plan for the nine months ended September 30:

	2023		2022
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	75,000	$14.83	89,000	$14.91
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	(6,300)	$14.41
Outstanding, end of period	75,000	$14.83	82,700	$14.95
Exercisable, end of period	50,720	$12.87	38,740	$12.75
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		$99,000
Total intrinsic value of options outstanding	$570,000		$1,169,000
Total intrinsic value of options exercisable	$480,000		$633,000

0 and 6,300 options were exercised during the three months ended September 30, 2023 and 2022, respectively. The 6,300 options that were exercised during the three months ended September 30, 2022, were settled by exchanging 3,020 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash was received from option exercises during the three months ended September 30, 2022, and the actual tax benefit realized for the tax deductions from option exercises was $21,000.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at September 30, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	75,000	6.51	$14.83	50,720	$12.87
	75,000	6.51	$14.83	50,720	$12.87

As of September 30, 2023, there was $104,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. No options were granted during the three months ended September 30, 2023 and 2022, respectively. No options vested during the three months ended September 30, 2023 and 2022.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2023, 56,900 stock options were outstanding, 25,760 stock options were exercisable and 43,100 stock options were available for grant under this plan.

0 and 25,000 options were granted during the three months ended September 30, 2023 and 2022, respectively. No options may be granted under this plan after May 2030. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	n/a	3.03%
Expected lives	n/a	7.27 Years
Expected volatility	n/a	43%
Expected dividend yields	n/a	0%

The following table reflects activity under the 2020 Non-Employee Plan for the three months ended September 30:

	2023		2022
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	56,900	$23.35	26,900	$18.64
Granted	—	—	25,000	$26.94
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	56,900	$23.35	51,900	$22.64
Exercisable, end of period	25,760	$21.21	14,380	$19.51
Weighted average fair value at grant date of options granted	n/a		$13.36
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$109,000		$334,000
Total intrinsic value of options exercisable	$87,000		$138,000

No stock options were exercised during the three months ended September 30, 2023 or 2022. No cash was received from option exercises during either of the three months ended September 30, 2023 or 2022 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at September 30, 2023:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $30.71	56,900	8.34	$23.35	25,760	$21.21
	56,900	8.34	$23.35	25,760	$21.21

As of September 30, 2023, there was $312,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 0 and 25,000 options were granted during the three months ended September

30, 2023 and 2022, respectively. 7,000 options vested during both the three months ended September 30, 2023 and 2022. The total grant date fair value of the options vesting during the three months ended September 30, 2023 and 2022, under this plan was $79,000 each period.

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

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2023, there were no stock options outstanding or exercisable and 950,000 stock options were available for grant under this plan.

There were no options granted during the three months ended September 30, 2023. No options may be granted under this plan after December 2032. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2023
Risk-free interest rates	n/a
Expected lives	n/a
Expected volatility	n/a
Expected dividend yields	n/a

The following table reflects activity under the 2022 Employee Plan for the three months ended September 30:

2023
Weighted average
	Options	exercise price
Outstanding, beginning of year	5,000	$40.01
Granted	—	—
Forfeited/Lapsed	(5,000)	$(40.01)
Exercised	—	—
Outstanding, end of period	—	—
Exercisable, end of period	—	—
Weighted average fair value at grant date of options granted	n/a
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	n/a
Total intrinsic value of options exercisable	n/a

No options were exercised during the three months ended September 30, 2023. No cash was received from option exercises during the three months ended September 30, 2023 and the actual tax benefit realized for the tax deductions from option exercises was $0.

The following table summarizes information about stock options outstanding under the 2022 Employee Plan at September 30, 2023:

	Options outstanding			Options exercisable
Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
n/a	—	—	$—	—	$—
	—	—	$—	—	$—

As of September 30, 2023, there was $0 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2022 Employee Plan. No options were granted during the three months ended September 30, 2023. No options vested during the three months ended September 30, 2023.

NOTE 10 – Stockholders’ Equity Transactions

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. During the three months ended September 30, 2023 and the fiscal year ended June 30, 2023, the Company did not repurchase any shares of its outstanding common stock.

On August 18, 2023, the Company’s Board of Directors declared a cash dividend of $.08 per share payable on September 22, 2023 to stockholders of record on September 1, 2023.

There were no options exercised by certain employees and directors during the three months ended September 30, 2023. During fiscal 2023, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 53,000 shares. 43,600 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 17,385 and was based upon the per share price on the effective date of the option exercise.

NOTE 11 – Related Party Transaction

In February 2023, the Company's President and Chairman and the Company’s Executive Vice President and Chief Financial Officer sold 2,300,000 and 100,000 shares of our common stock, respectively, as selling stockholders in an underwritten secondary public offering at a public offering price of $31.50 per share. The Company did not sell any shares in the offering and received no proceeds from the offerings.

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $62,000 and $63,000 for the three months ended September 30, 2023 and 2022, respectively.

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

For the three months ended September 30, 2023 and 2022 cash payments against operating lease liabilities totaled $86,000 and $72,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	69 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2023 (in thousands):

Year Ending June 30,	Amount
2024	$235
2025	299
2026	282
2027	267
2028	253
Thereafter	4,386
Total	$5,722

Operating lease expense totaled approximately $124,000 and $80,000 for the three months ended September 30, 2023 and 2022, respectively.

Litigation

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

On August 18, 2023, the Company announced that it would be restating its financial statements for the quarters ending September 30, 2022, December 31, 2022 and March 31, 2023. Following this announcement, on August 29, 2023, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between November 7, 2022 and August 18, 2023, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer. The action, captioned Zornberg v. Napco Security Technologies, Inc. et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in the Company’s quarterly reports and earnings releases during the period of November 7, 2022 through May 8, 2023. On October 30, 2023, five plaintiffs filed applications to be lead plaintiff in the action. The Company intends to vigorously defend against the action.

Employment Agreements

As of September 30, 2023, the Company was obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Cand the Senior Vice President of Engineering (“the SVP of Engineering”) and the severance agreement is with the Company’s Executive Vice President of Operations and Chief Financial Officer (“CFO”). The employment agreement with the CEO provides for an annual salary of $872,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

The employment agreement with the SVP of Engineering expires in August 2024 and provides for an annual salary of $361,000, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination.

The severance agreement is with the CFO and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

NOTE 14 – Geographical Data

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems, video surveillance products and wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold primarily to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are shipped from the United States. The Company has customers worldwide with major concentrations in North America.

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended September 30,
	2023	2022
Sales to external customers (1):
Domestic	$41,371	$39,259
Foreign	305	234
Total Net Sales	$41,676	$39,493

	September 30, 2023	June 30, 2023
Identifiable assets:
United States	$129,254	$122,995
Dominican Republic (2)	47,435	43,659
Total Identifiable Assets	$176,689	$166,654
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (September 30, 2023 = $37,385; June 30, 2023 = $33,477), operating lease assets (September 30, 2023 = $5,722; June 30, 2023 = $5,797) and fixed assets (September 30, 2023 = $3,851; June 30, 2023 = $3,958) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

On November 2, 2023, the Company’s Board of Directors declared a cash dividend of $.08 per share payable on December 22, 2023 to stockholders of record on December 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this prospectus regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023 for more information. These factors and the other cautionary statements made in this prospectus and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this prospectus and the documents we incorporate by reference. In addition, any forward-looking statements represent our estimates only as of the date that this prospectus is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

Overview

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S. Our wireless communication services have led to the substantial growth in our monthly recurring revenues.

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

Results of Operations

	Three months ended September 30,
	(dollars in thousands)
			% Increase/
	2023	2022	(decrease)
Net sales: equipment revenues	$24,391	$25,687	(5.0)%
service revenues	17,285	13,806	25.2%
Total net sales	41,676	39,493	5.5%
Gross Profit: equipment	6,894	2,421	184.8%
services	15,519	12,145	27.8%
Total gross profit	22,413	14,566	53.9%
Gross profit as a % of net sales:	53.8%	36.9%	45.8%
equipment	28.3%	9.4%	199.9%
services	89.8%	88.0%	2.1%

Research and development	2,437	2,428	0.4%
Selling, general and administrative	8,421	8,490	(0.8)%
Selling, general and administrative as a percentage of net sales	20.2%	21.5%	(6.0)%
Operating income	11,555	3,648	216.7%
Interest and other income (expense), net	440	(103)	(527.2)%
Provision for income taxes	1,517	461	229.1%
Net income	10,478	3,084	239.8%

Net Sales for the three months ended September 30, 2023 increased by $2,183,000, or 5.5%, to $41,676,000 as compared to $39,493,000 for the same period a year ago. The increase in sales for the three months ended September 30, 2023 was due primarily to revenue increases in recurring communication services ($3,479,000), Alarm Lock brand door-locking products ($2,111,000), Marks brand door-locking products ($828,000), and Continental brand access control products ($79,000) as partially offset by a decrease in Napco brand intrusion products ($4,314,000).

The Company's gross profit increased by $7,847,000 to $22,413,000, or 53.8% of net sales, for the three months ended September 30, 2023 as compared to $14,566,000, or 36.9% of net sales, for the same period a year ago. Gross profit on equipment sales was $6,894,000, or 28.3% of net equipment sales, for the three months ended September 30, 2023 and $2,421,000, or 9.4% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $15,519,000, or 89.8% of net service revenues, for the three months ended September 30, 2023 and $12,145,000, or 88.0% of net service revenues, for the same period a year ago. The increase in gross profit in dollars and as a percentage of net sales on equipment revenues during the three months ended September 30, 2023 primarily resulted from a favorable shift in the proportion of sales to the Company’s door-locking products, which typically have higher margins than intrusion products, as well as from lower costs of certain components as compared to the same period a year ago when the Company was still feeling the effects of the global supply chain shortages. The price of these components had increased during the supply chain disruptions that occurred during the three months ended September 30, 2022. The increase in gross profit in dollars and as a percentage of net sales on service revenues during the three months ended September 30,

2023 was primarily the result of the increase in revenues as described above as well as a greater proportion of those revenues being generated by the Company’s fire radios, which generate higher monthly service charges than those of the Company’s intrusion radios. The increases in total Gross Profit and total Gross Profit as a Percentage of Net Sales resulted from the increases described above.

Research and development expenses for the three months ended September 30, 2023 remained relatively consistent at $2,437,000, or 5.8% of net sales, as compared to $2,428,000, or 6.1% of net sales, for the same period a year ago.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2023 remained relatively consistent at $8,421,000 as compared to $8,490,000 for the same period a year ago. SG&A expenses as a percentage of net sales decreased to 20.2% for the three months ended September 30, 2023 as compared to 21.5% for the same period a year ago. The decrease as a percentage of net sales was due primarily to the increase in net sales without the need to increase to increase SG&A expenses.

Interest and other income (expense), net for the three months ended September 30, 2023 increased by $543,000 to income of $440,000 as compared to expense of $103,000 for the same period a year ago. The increase in income for the three months was primarily due to an increase in interest income on certificates of deposits.

The Company’s provision for income taxes for the three months ended September 30, 2023 increased by $1,056,000 to $1,517,000 as compared to $461,000 for the same period a year ago. The increase in the provision for income taxes for the three months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 12.6% and 13.0% for the three months ended September 30, 2023 and 2022 respectively.

Net income for the three months ended September 30, 2023 increased by $7,394,000 to $10,478,000 or $0.28 per diluted share as compared to $3,084,000 or $0.08 per diluted share for the same period a year ago. The increase in net income for the three months ended September 30, 2023 was primarily due to the items described above.

Liquidity and Capital Resources

The Company has cash, certificates of deposit (“CD”) which mature within 12 months, and marketable securities which aggregate to $74 million. During the three months ended September 30, 2023, the Company utilized a portion of its cash balance at June 30, 2023 ($646,000 of $35,955,000) to purchase marketable securities and other investments ($389,000) and property, plant and equipment ($257,000). The securities and investments consist of money market accounts, CD’s and time deposits. During the three months ended September 30, 2023, the Company generated cash flows from operations of $11,210,000. The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at September 30, 2023 decreased by $3,148,000 to $22,921,000 as compared to $26,069,000 at June 30, 2023. This decrease is primarily the result of the higher sales volume of equipment during the quarter ended June 30, 2023, which is typically the Company’s highest, as compared to the quarter ended September 30, 2023.

Inventories, which include both current and non-current portions, increased by $5,798,000 to $54,147,000 at September 30, 2023 as compared to $48,349,000 at June 30, 2023. The increase was due primarily to a build-up of inventory of the Company’s radio products in order to mitigate potential supply chain interruptions of these products. The increase was also due to the ongoing shortages of certain component parts and the Company purchasing large quantities of these hard-to-source component parts when they became available. As these challenges have begun to subside, the Company has reduced the quantities of these components being purchased and believes it’s inventory levels will decrease.

Accounts payable and accrued expenses, not including income taxes payable, increased by $2,210,000 to $21,896,000 as of September 30, 2023 as compared to $19,686,000 as of June 30, 2023. This increase is primarily due to an increase in accounts payable, which relates to the Company’s recent purchases relating to its newly introduced Prima intrusion alarm products as well as recent purchases of components for the Company’s radio products.

As of September 30, 2023 and 2022, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”), with no amounts outstanding, which expires in June 2024. The revolving credit facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. The Company’s long-term debt is described more fully in Note 8 to the condensed consolidated financial statements.

As of September 30, 2023, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. In addition, the Company’s balance sheet reflects a refund liability of $3,833,000 as of September 30, 2023 for customer returns and promotional credits which is more fully discussed in Note 2 to the condensed consolidated financial statements.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt (consisting of a revolving credit facility) that provides for interest based on the prime rate or SOFR as described in the agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities.

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $887,000.

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

At the conclusion of the period ended September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023, management identified three material weaknesses in internal control.

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

Based on these material weaknesses, the Company’s management has concluded that at September 30, 2023 the Company’s internal controls over financial reporting were not effective.

Management, together with external consultants, is currently designing and implementing additional controls and procedures to remediate these items and expects to complete these actions during fiscal 2024. While the Company has begun the process to take measures which it believes will remediate the underlying causes of these material weaknesses, there can be no assurance as to when the remediation plans will be fully developed and implemented and whether such measures will be effective. Until the Company’s remediation plans are fully implemented and effective, the Company will continue to devote time, attention and financial resources to these efforts.

During the three months ended September 30, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as described above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is a party to claims and/or litigation. Management believes that the settlement of such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

On August 18, 2023, the Company announced that it would be restating its financial statements for the quarters ending September 30, 2022, December 31, 2022 and March 31, 2023.  Following this announcement, on August 29, 2023, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between November 7, 2022 and August 18, 2023, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer. The action, captioned Zornberg v. Napco Security Technologies, Inc. et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in the Company’s quarterly reports and earnings releases during the period of November 7, 2022 through May 8, 2023.  On October 30, 2023, five plaintiffs filed applications to be lead plaintiff in the action.  The Company intends to vigorously defend against the action.

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three months ended September 30, 2023.

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

November 9, 2023

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)