Form 10-Q
period 2023-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2024-02-05
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: February 2, 2024

COMMON STOCK, $.01 PAR VALUE PER SHARE     36,781,989

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31, 2023	June 30, 2023

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$47,311	$35,955
Investments - other	26,332	25,660
Marketable securities	5,324	5,136
Accounts receivable, net of allowance for credit losses of $96 and $131 as of December 31, 2023 and June 30, 2023, respectively	27,552	26,069
Inventories, net	39,316	35,062
Income tax receivable	367	75
Prepaid expenses and other current assets	3,526	3,402
Total Current Assets	149,728	131,359
Inventories - non-current, net	13,318	13,287
Property, plant and equipment, net	9,071	9,308
Intangible assets, net	3,771	3,939
Deferred income taxes	4,057	2,652
Right-of-use asset	5,642	5,797
Other assets	291	312
TOTAL ASSETS	$185,878	$166,654

CURRENT LIABILITIES
Accounts payable	$8,288	$8,061
Accrued expenses	9,844	8,079
Accrued salaries and wages	3,079	3,546
Total Current Liabilities	21,211	19,686
Accrued income taxes	1,082	1,110
Long term right-of-use liability	5,601	5,689
TOTAL LIABILITIES	27,894	26,485
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of December 31, 2023 and June 30, 2023; 39,675,704 and 39,663,812 shares issued; and 36,781,989 and 36,770,097 shares outstanding, respectively.	397	397
Additional paid-in capital	22,163	21,553
Retained earnings	154,945	137,740
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	157,984	140,169
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,878	$166,654

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended December 31,
	2023	2022

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$29,007	$27,434
Service revenues	18,540	14,880
	47,547	42,314
Cost of sales:
Equipment related expenses	20,656	26,295
Service-related expenses	1,879	1,665
	22,535	27,960

Gross Profit	25,012	14,354

Operating expenses:
Research and development	2,542	2,222
Selling, general, and administrative expenses	8,665	7,804
Total Operating Expenses	11,207	10,026

Operating Income	13,805	4,328

Other income (expense):
Interest and other income (expense), net	729	187
Income before Provision for Income Taxes	14,534	4,515
Provision for Income Taxes	1,924	586
Net Income	$12,610	$3,929

Income per share:
Basic	$0.34	$0.11
Diluted	$0.34	$0.11

Weighted average number of shares outstanding:
Basic	36,829,000	36,772,000
Diluted	37,018,000	36,997,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six Months Ended December 31,
	2023	2022

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$53,398	$53,121
Service revenues	35,825	28,686
	89,223	81,807
Cost of sales:
Equipment-related expenses	38,153	49,561
Service-related expenses	3,645	3,326
	41,798	52,887

Gross Profit	47,425	28,920

Operating expenses:
Research and development	4,979	4,650
Selling, general, and administrative expenses	17,086	16,294
Total Operating Expenses	22,065	20,944

Operating Income	25,360	7,976

Other income (expense):
Interest and other income (expense), net	1,169	84
Income before Provision for Income Taxes	26,529	8,060
Provision for Income Taxes	3,441	1,047
Net Income	$23,088	$7,013

Income per share:
Basic	$0.63	$0.19
Diluted	$0.62	$0.19

Weighted average number of shares outstanding:
Basic	36,743,000	36,731,000
Diluted	36,962,000	36,957,000

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Six months ended December 31, 2023 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2023	39,663,812	$397	$21,553	(2,893,715)	$(19,521)	$137,740	$140,169
Net income	—	—	—	—	—	10,478	10,478
Stock-based compensation expense	—	—	307	—	—	—	307
Cash dividend ($.08 per share)	—	—	—	—	—	(2,942)	(2,942)
Balances at September 30, 2023	39,663,812	$397	$21,860	(2,893,715)	$(19,521)	$145,276	$148,012
Net income	—	—	—	—	—	12,610	12,610
Stock-based compensation expense	—	—	303	—	—	—	303
Stock options exercised	11,892	—	—	—	—	—	—
Cash dividend ($.08 per share)	—	—	—	—	—	(2,941)	(2,941)
Balances at December 31, 2023	39,675,704	$397	$22,163	(2,893,715)	$(19,521)	$154,945	$157,984

	Six months ended December 31, 2022 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791
Net income	—	—	—	—	—	3,084	3,084
Stock-based compensation expense	—	—	477	—	—	—	477
Stock options exercised	8,480	—	45	—	—	—	45
Balances at September 30, 2022	39,636,677	$396	$20,527	(2,893,715)	$(19,521)	$115,995	$117,397
Net income	—	—	—	—	—	3,929	3,929
Stock-based compensation expense	—	—	335	—	—	—	335
Stock options exercised	2,756	—	—	—	—	—	—
Balances at December 31, 2022	39,639,433	$396	$20,862	(2,893,715)	$(19,521)	$119,924	$121,661

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months ended December 31,
	2023	2022

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,088	$7,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,088	928
Gain on disposal of fixed asset	—	(15)
Interest income on other investments	(17)	(68)
Unrealized (gain) loss on marketable securities	(71)	118
(Recovery) of credit losses	(35)	(28)
Change to inventory reserve	720	(560)
Deferred income taxes	(1,405)	(994)
Stock based compensation expense	610	812
Changes in operating assets and liabilities:
Accounts receivable	(1,448)	8,261
Inventories	(5,005)	(5,136)
Prepaid expenses and other current assets	(124)	11
Income tax receivable	(292)	(583)
Other assets	20	(17)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	1,564	(8,654)
Net Cash Provided by (Used in) Operating Activities	18,693	1,088
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(682)	(816)
Proceeds from disposal of fixed asset	—	38
Purchases of marketable securities	(117)	(10,078)
Purchases of other investments	(655)	—
Net Cash Used in Investing Activities	(1,454)	(10,856)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	—	45
Cash paid for dividend	(5,883)	—
Net Cash (Used in) Provided by Financing Activities	(5,883)	45

Net increase (decrease) in Cash and Cash Equivalents	11,356	(9,723)
CASH AND CASH EQUIVALENTS - Beginning	35,955	41,730
CASH AND CASH EQUIVALENTS - Ending	$47,311	$32,007
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4	$8
Income taxes paid	$5,165	$4,469

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2023

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, marketable securities, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2023 and June 30, 2023 due to their short-term maturities. Lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents and Investments – other

Cash and cash equivalents include approximately $25,838,000 of short-term time deposits, consisting of several certificates of deposit totaling $5,275,000 and $20,562,000 in money market funds as of December 31, 2023. Cash and cash equivalents include approximately $15,242,000 of short-term time deposits, consisting of several certificates of deposit totaling $15,179,000 and $63,000 in a money market fund as of June 30, 2023. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents. Certificates of deposit with an original maturity greater than three months are classified as Investments-other.

Cash and cash equivalents consist of the following as of (in thousands):

	December 31, 2023	June 30, 2023

Cash	$21,474	$20,713
Money Market Fund	20,562	63
Certificates of Deposit	5,275	15,179
	$47,311	$35,955

Investments-other consists of the following as of (in thousands):

	December 31, 2023	June 30, 2023

Certificates of Deposit	$26,332	$25,660
	$26,332	$25,660

Certificates of deposit are recorded at the original cost plus accrued interest. The Company’s Certificates of deposits consist of the following as of (in thousands):

December 31, 2023

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	5.10%	2/22/2024	$5,245	$5,275
Investments - other	5.10% - 5.40%	2/23/2024 - 4/24/2024	26,015	26,332

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2023 and June 30, 2023. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company would record an impairment charge if the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the three and six months ended December 31, 2023, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for credit losses of $96,000 and $131,000 as of December 31, 2023 and June 30, 2023, respectively. Our reserves for credit losses are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Intangible assets consisted of the follows (in thousands):

	December 31, 2023			June 30, 2023
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	(9,369)	$431	$9,800	(9,302)	$498
Trade name	4,048	(708)	3,340	4,048	(607)	3,441
	$13,848	$(10,077)	$3,771	$13,848	$(9,909)	$3,939

Amortization expense for intangible assets subject to amortization was approximately $84,000 and $90,000 for the three months ended December 31, 2023 and 2022, respectively. Amortization expense for intangible assets subject to amortization was approximately $168,000 and $181,000 for the six months ended December 31, 2023 and 2022, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2024 - $336,000; 2025 - $315,000; 2026 - $297,000; 2027 - $283,000; and 2028 - $269,000. The weighted average remaining amortization period for intangible assets was 15.1 years and 15.5 years at December 31, 2023 and June 30, 2023, respectively.

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

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration. Such elements of variable consideration include product returns and sales incentives, such as volume rebates and discounts, and early-payment discounts.

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

The Company analyzes sales returns, rebates and credits and is able to make reasonable and reliable estimates of product returns based on the Company’s past history. Estimates for sales returns, rebates and credits are based on several factors including actual returns, rebates and credits and based on expected return data communicated to it by its customers. Accordingly, the Company believes that its historical returns, rebates and credits analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates.

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" (“SG&A”) expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended December 31, 2023 and 2022 was

$696,000 and $505,000, respectively. Advertising expense for the six months ended December 31, 2023 and 2022 was $1,457,000 and $1,259,000, respectively.

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored R&D expense for the three months ended December 31, 2023 and 2022 was $2,542,000 and $2,222,000, respectively. Company-sponsored R&D expense for the six months ended December 31, 2023 and 2022 was $4,979,000 and $4,650,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31, 2023 and 2022 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2023	2022	2023	2022	2023	2022
Basic EPS	$12,610	$3,929	36,829	36,772	$0.34	$0.11
Effect of Dilutive Securities:
Stock Options	—	—	189	225	—	—
Diluted EPS	$12,610	$3,929	37,018	36,997	$0.34	$0.11

Options to purchase 67,500 and 0 shares of common stock were excluded for the three months ended December 31, 2023 and 2022, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31, 2023 and 2022 (in thousands, except share and per share data):

			Weighted Average		Net Income per
	Net Income		Shares		Share
	2023	2022	2023	2022	2023	2022
Basic EPS	$23,088	$7,013	36,743	36,731	$0.63	$0.19
Effect of Dilutive Securities:
Stock Options	—	—	219	226	(0.01)	—
Diluted EPS	$23,088	$7,013	36,962	36,957	$0.62	$0.19

Options to purchase 36,250 and 12,568 shares of common stock were excluded for the six months ended December 31, 2023 and 2022, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $303,000 and $335,000 were recognized for the three months ended December 31, 2023 and 2022, respectively. Stock-based compensation costs of $610,000 and $812,000 were recognized for the six months ended December 31, 2023 and 2022, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three and six months ended December 31, 2023 or 2022.

Comprehensive Income

For the three and six months ended December 31, 2023 and 2022, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($103,000 and $128,000 in the three months ended December 31, 2023 and 2022, respectively, and $186,000 and $240,000 in the six months ended December 31, 2023 and 2022, respectively); and classifies the costs associated with these sales in cost of sales ($389,000 and $454,000 in the three months ended December 31, 2023 and 2022, respectively, and $760,000 and $848,000 in the six months ended December 31, 2023 and 2022, respectively).

Leases

The Company records a right of use asset and corresponding liability for the operating lease on our Consolidated Balance Sheets, excluding short-term leases (leases with terms of 12 months or less) as described under ASU No. 2016-02, Leases (Topic 842). Lease payments are discounted using a third-party secured incremental borrowing rate based on information available at lease commencement. The Company analyzes whether or not amendments to existing leases classify as a Lease Modification or a full or partial termination of the existing lease. See Note 13 – Commitments and Contingencies; Leases for additional accounting policies and disclosures.

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

As of December 31, 2023 and June 30, 2023, the Company included refund liabilities of approximately $4,612,000 and $5,521,000, respectively, in current liabilities. As of December 31, 2023 and June 30, 2023, the Company included return-related assets of approximately $1,221,000 and $1,338,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 6% and 5% for the three months ended December 31, 2023 and 2022, respectively. As a percentage of gross sales, returns, rebates and allowances were 5% for both the six months ended December 31, 2023 and 2022, respectively.

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

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Major Product Lines:
Intrusion and access alarm products	$11,258	$11,342	$20,554	$24,874
Door locking devices	17,749	16,092	32,844	28,247
Services	18,540	14,880	35,825	28,686
Total Revenues	$47,547	$42,314	$89,223	$81,807

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had two customers with an accounts receivable balance that comprised of 19% and 10% as of December 31, 2023. As of June 30, 2023, the accounts receivable balance with these respective customers were 19% and 14%. Sales to either of these customers did not exceed 10% of net sales during the three and six months ended December 31, 2023 and 2022, respectively.

NOTE 4 – Marketable Securities

The Company’s marketable securities include investments in fixed income mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds, and are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three and six months ended December 31, 2023 and 2022, are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022

Net gains recognized during the period on marketable securities	$75	$—	$117	$—
Less: Net gains recognized during the period on marketable securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	128	35	71	(118)
	$203	$35	$188	$(118)

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

The following tables summarize the Company’s investments at December 31, 2023 and June 30, 2023, respectively (in thousands):

	December 31, 2023			June 30, 2023
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds - Level 1	$5,768	5,324	$(444)	$5,651	$5,136	$(515)

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	December 31,	June 30,
	2023	2023
Component parts	$34,446	$29,939
Work-in-process	7,982	7,726
Finished product	10,206	10,684
	$52,634	$48,349

Classification of inventories, net of reserves:
Current	$39,316	$35,062
Non-current	13,318	13,287
	$52,634	$48,349

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2023	June 30, 2023	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,530	7,517	3 to 5
Furniture and fixtures	3,500	3,387	5 to 10
Machinery and equipment	29,080	28,574	3 to 10
Building improvements	3,129	3,078	Shorter of the lease term or life of asset
	53,054	52,371
Less: accumulated depreciation and amortization	(43,983)	(43,063)
	$9,071	$9,308

Depreciation and amortization expense on property, plant, and equipment was approximately $467,000 and $379,000 for the three months ended December 31, 2023 and 2022, respectively. Depreciation and amortization expense on property, plant and equipment was approximately $920,000 and $747,000 for the six months ended December 31, 2023 and 2022, respectively.

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

For the six months ended December 31, 2023 the Company recognized total pre-tax book income of $26,529,000, comprised of $3,696,000 and $22,833,000 of domestic and foreign pre-tax book income, respectively.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2023, the Company had accrued interest totaling $178,000, as well as $700,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the six months ended December 31, 2023, additional interest expense was accrued for in the amount of $39,000.

The Company does not expect that our unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2023, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

In December 2022, the Company received a letter from the IRS (“IRS”) notifying it that the IRS has closed it's examination of the Company’s income tax return for fiscal year ended June 30, 2020.  There has been no changes proposed in relation to this examination.

NOTE 8 - Long-Term Debt

As of December 31, 2023 and June 30, 2023, the Company had a revolving line of credit of $11,000,000 (“Revolver Agreement”) which expires in June 2024. As of December 31, 2023 and June 30, 2023, the Company has no outstanding debt.

The Revolver Agreement also provides for a LIBOR-based interest rate option of LIBOR plus 1.15% to 2.00%, depending on the ratio of outstanding debt to EBITDA, which is to be measured and adjusted quarterly, a prime rate-based option of the prime rate plus 0.25% and other terms and conditions as more fully described in the Revolver Agreement. The Company’s obligations under the Revolver Agreement continue to be secured by substantially all of its domestic assets, including but not limited to, deposit accounts, accounts receivable, inventory, equipment and fixtures and intangible assets. In addition, the Company’s wholly owned subsidiaries, with the exception of the Company’s foreign subsidiaries, have issued guarantees and pledges of all of their assets to secure the Company’s obligations under the Revolver Agreement. All of the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries has been pledged to secure the Company’s obligations under the Revolver Agreement. The Revolver Agreement contains various restrictions and covenants including, among others, restrictions on payment of dividends, restrictions on borrowings and compliance with certain financial ratios, as defined in the Revolver Agreement. In September 2020, the Company and its lender amended the Revolver Agreement, which had an expiration date of June 2021, to expire in June 2024. The amended Revolver Agreement also removed certain requirements and restrictions on the Company as well as removing the mortgage on the Company’s Amityville facility. The Company’s bank has notified the Company that its LIBOR option, which was available to it through June 30, 2023, has shifted to the Benchmark Replacement as defined in the agreement with the bank. The new benchmark rate is the Secured Overnight Financing Rate (SOFR).

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

NOTE 9 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended December 31, 2023 and 2022, the Company recorded non-cash compensation expense of $303,000 ($0.01 per basic and diluted share) and $335,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income. For the six months ended December 31, 2023 and 2022, the Company recorded non-cash compensation expense of $610,000 ($0.01 per basic and diluted share) and $812,000 ($0.02 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2023, 478,980 stock options were outstanding, 289,728 stock options were exercisable and no further stock options were available for grant under this plan.

0 and 37,500 options were granted during the three and six months ended December 31, 2023 and 2022, respectively. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	n/a	3.03%
Expected lives	n/a	7.27 Years
Expected volatility	n/a	43%
Expected dividend yields	n/a	0%

The following table reflects activity under the 2012 Employee Plan for the six months ended December 31:

	2023		2022
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	521,580	$19.37	523,080	$18.59
Granted	—	—	37,500	$26.94
Forfeited/Lapsed	(11,000)	$3.15	—	—
Exercised	(31,600)	$22.13	(7,200)	$7.07
Outstanding, end of period	478,980	$19.56	553,380	$18.90
Exercisable, end of period	289,728	$18.58	262,252	$16.88
Weighted average fair value at grant date of options granted	n/a		$13.36
Total intrinsic value of options exercised	$375,000		$159,000
Total intrinsic value of options outstanding	$7,034,000		$4,746,000
Total intrinsic value of options exercisable	$4,539,000		$2,779,000

A total of 31,600 stock options were exercised during the three and six months ended December 31, 2023. The 31,600 options that were exercised during the three and six months ended December 31, 2023 were settled by the Company withholding 20,567 from the shares issuable on exercise of the options. The withheld shares of Common Stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. No cash was received from the option exercises during the three and six months ended December 31, 2023. The actual tax benefit realized for the tax deductions from option exercises during the three and six months ended December 31, 2023 was $52,000 each period. 2,000 and 7,200 stock options were exercised during the three and six months ended December 31, 2022, respectively. The 2,000 options that were exercised during the three months ended December 31, 2022 were settled by exchanging 207 of the Company’s common stock which were retired and returned to unissued status upon receipt. No cash and $45,000 cash was received from the option exercises during the three and six months ended December 31, 2022. The actual tax benefit realized for the tax deductions from option exercises during the three and six months ended December 31, 2022 was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at December 31, 2023:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$3.15 ‑ $26.94	478,980	7.30	$19.56	289,728	$18.58
	478,980	7.30	$19.56	289,728	$18.58

As of December 31, 2023, there was $1,518,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. No options were granted during the three and six months ended December 31, 2023. 0 and 37,500 options were granted during the three and six months ended December 31, 2022. 74,000 and 84,700 options vested during the three and six months ended December 31, 2023. The total grant date fair value of the options vesting during the three and six months ended December 31, 2023 was $724,000 and $849,000, respectively. 80,400 and 92,700 options vested during the three and six months ended December 31, 2022, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2022 under this plan was $754,000 and $883,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2023, 20,400 stock options were outstanding, 15,840 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three and six months ended December 31, 2023 and 2022. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	n/a	n/a
Expected lives	n/a	n/a
Expected volatility	n/a	n/a
Expected dividend yields	n/a	n/a

The following table reflects activity under the 2012 Non-Employee Plan for the six months ended December 31:

	2023		2022
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	20,400	$14.39	20,400	$14.39
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	20,400	$14.39	20,400	$14.39
Exercisable, end of period	15,840	$12.44	13,200	$10.95
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$405,000		$267,000
Total intrinsic value of options exercisable	$345,000		$218,000

No stock options were exercised during the three and six months ended December 31, 2023 and 2022, respectively. No cash was received from option exercises during the three and six months ended December 31, 2023 and 2022, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at December 31, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	6.15	$14.39	15,840	$12.44
	20,400	6.15	$14.39	15,840	$12.44

As of December 31, 2023, there was $34,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three and six months ended December 31, 2023 and 2022, respectively. 1,920 options vested during the three and six months ended December 31, 2023 and 2022, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2023 and 2022 under this plan was $19,000 for both periods.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2023, 73,400 stock options were outstanding, 58,620 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three and six months ended December 31, 2023 and 2022. No options may be granted under this plan after December 2028. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	n/a	n/a
Expected lives	n/a	n/a
Expected volatility	n/a	n/a
Expected dividend yields	n/a	n/a

The following table reflects activity under the 2018 Non-Employee Plan for the six months ended December 31:

	2023		2022
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	75,000	$14.83	89,000	$14.91
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	(1,600)	$15.27	(9,900)	$16.27
Outstanding, end of period	73,400	$14.82	79,100	$14.74
Exercisable, end of period	58,620	$13.81	49,440	$13.02
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$28,000		$124,000
Total intrinsic value of options outstanding	$1,426,000		$1,008,000
Total intrinsic value of options exercisable	$1,198,000		$715,000

A total of 1,600 stock options were exercised during the three and six months ended December 31, 2023. The 1,600 options that were exercised during the three and six months ended December 31, 2023 were settled by the Company withholding 740 from the shares issuable on exercise of the options. The withheld shares of Common Stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. No cash was received from the option exercises during the three and six months ended December 31, 2023. The actual tax benefit realized for the tax deductions from option exercises during the three and six months ended December 31, 2023 was $6,000 each period. 3,600 and 9,900 options were exercised during the three and six months ended December 31, 2022, respectively. The 3,600 options that were exercised during the three months ended December 31, 2022, were settled by exchanging 2,637 shares of the Company’s common stock which were retired and returned to unissued status upon receipt. The 9,900 options that were exercised during the six months ended December 31, 2022, were settled by exchanging 5,657 shares of the Company’s common stock which were retired and returned to unissued status upon receipt.  No cash was received from option exercises during the three and six months ended December 31, 2022, and the actual tax benefit realized for the tax deductions from option exercises was $5,000 and $26,000, respectively.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at December 31, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	73,400	6.27	$14.82	58,620	$13.81
	73,400	6.27	$14.82	58,620	$13.81

As of December 31, 2023, there was $83,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. No options were granted during the three and six months ended December 31, 2023 and 2022, respectively. 9,500 options vested during the three and six months ended December 31, 2023, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2023 under this plan was $89,000 for both periods. 14,300 options vested during the three and six months ended December 31, 2022, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2022 under this plan was $114,000 for both periods.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2023, 56,900 stock options were outstanding, 29,140 stock options were exercisable and 43,100 stock options were available for grant under this plan.

No options were granted during the three and six months ended December 31, 2023. 0 and 25,000 options were granted during the three months ended December 31, 2022, respectively. No options may be granted under this plan after May 2030. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rates	n/a	3.03%
Expected lives	n/a	7.27 Years
Expected volatility	n/a	43%
Expected dividend yields	n/a	0%

The following table reflects activity under the 2020 Non-Employee Plan for the six months ended December 31:

	2023		2022
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	56,900	$23.35	26,900	$18.64
Granted	—	—	25,000	$26.94
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	56,900	$23.35	51,900	$22.64
Exercisable, end of period	29,140	$21.41	17,760	$20.16
Weighted average fair value at grant date of options granted	n/a		$13.36
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$620,000		$251,000
Total intrinsic value of options exercisable	$374,000		$130,000

No stock options were exercised during the three and six months ended December 31, 2023 and 2022. No cash was received from option exercises during either of the three and six months ended December 31, 2023 or 2022 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at December 31, 2023:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $30.71	56,900	8.09	$23.35	29,140	$21.41
	56,900	8.09	$23.35	29,140	$21.41

As of December 31, 2023, there was $278,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. No stock options were granted during the three and six months ended

December 31, 2023. 3,380 and 10,380 options vested during the three and six months ended December 31, 2023 and 2022, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2023 and 2022 under this plan was $34,000 and $113,000, respectively.

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

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. . At December 31, 2023, 10,000 stock options were outstanding, 2,000 stock options were exercisable and 940,000 stock options were available for grant under this plan.

There were 10,000 options granted during the three and six months ended December 31, 2023. No options may be granted under this plan after December 2032. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2023
Risk-free interest rates	4.66%
Expected lives	5.76 Years
Expected volatility	48.71%
Expected dividend yields	1.48%

The following table reflects activity under the 2022 Employee Plan for the six months ended December 31:

	2023
		Weighted average
	Options	exercise price
Outstanding, beginning of year	5,000	$40.01
Granted	10,000	$21.60
Forfeited/Lapsed	(5,000)	$(40.01)
Exercised	—	—
Outstanding, end of period	10,000	$21.60
Exercisable, end of period	2,000	$21.60
Weighted average fair value at grant date of options granted	$9.75
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$127,000
Total intrinsic value of options exercisable	$25,300

No options were exercised during the three and six months ended December 31, 2023. No cash was received from option exercises during the three and six months ended December 31, 2023 and the actual tax benefit realized for the tax deductions from option exercises was $0.

The following table summarizes information about stock options outstanding under the 2022 Employee Plan at December 31, 2023:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$21.60	10,000	9.77	$21.60	2,000	$21.60
	10,000	9.77	$21.60	2,000	$21.60

As of December 31, 2023, there was $73,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2022 Employee Plan. 10,000 options were granted during the three and six months ended December 31, 2023. 2,000 options vested during the three and six months ended December 31, 2023, respectively. The total grant date fair value of the options vesting during the three and six months ended December 31, 2023 under this plan was $19,500, respectively.

NOTE 10 – Stockholders’ Equity Transactions

On August 18, 2023, the Company’s Board of Directors declared a cash dividend of $.08 per share payable on September 22, 2023 to stockholders of record on September 1, 2023.

On November 2, 2023, the Company’s Board of Directors declared a cash dividend of $.08 per share payable on December 22, 2023 to stockholders of record on December 1, 2023.

During the three and six months ended December 31, 2023, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 33,200 shares. All of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares withheld by the Company was 21,307 and was based upon the aggregate fair market value on the date of exercise equal to the purchase price being paid.

During fiscal 2023, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 53,000 shares. 43,600 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares withheld by the Company was 17,385 and was based upon the aggregate fair market value on the date of exercise equal to the purchase price being paid.

NOTE 11 – Related Party Transaction

In February 2023, the Company's President and Chairman and the Company’s Executive Vice President and Chief Financial Officer sold 2,300,000 and 100,000 shares of our common stock, respectively, as selling stockholders in an underwritten secondary public offering at a public offering price of $31.50 per share. The Company did not sell any shares in the offering and received no proceeds from the offerings, but the Company incurred $96,000 and $293,000 in offering expenses, which are recorded in SG&A in the accompanying condensed consolidation statements of income during the three and six months ended December 31, 2022, respectively.

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $58,000 and $61,000 for the three months ended December 31, 2023 and 2022, respectively. Company contributions to this plan totaled $119,000 and $123,000 for the six months ended December 31, 2023 and 2022, respectively.

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

For the three months ended December 31, 2023 and 2022 cash payments against operating lease liabilities totaled $86,000 and $92,000, respectively. For the six months ended December 31, 2023 and 2022 cash payments against operating lease liabilities totaled $171,000 and $164,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	68 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2023 (in thousands):

Year Ending June 30,	Amount
2024	$155
2025	299
2026	282
2027	267
2028	253
Thereafter	4,386
Total	$5,642

Operating lease expense totaled approximately $129,000 and $131,000 for the three months ended December 31, 2023 and 2022, respectively. Operating lease expense totaled approximately $253,000 and $211,000 for the six months ended December 31, 2023 and 2022, respectively.

Litigation

On August 29, 2023, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between November 7, 2022 and August 18, 2023, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer. The action, captioned Zornberg v. Napco Security Technologies, Inc. et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in the Company’s quarterly reports and earnings releases during the period of November 7, 2022 through May 8, 2023. A lead plaintiff was appointed in November 2023 and it is expect that such plaintiff will file an amended complaint by February 16, 2024. The Company intends to vigorously defend against the action.

With respect to all litigation and related matters, the Company records a liability when the Company believes it is probable that a liability has been incurred and the amount can be reasonably estimated. As of the end of the period covered by this report, the Company has not recorded a liability for the matter disclosed in this note. It is possible that the Company could be required to pay damages, incur other costs or establish accruals in amounts that could not be reasonably estimated as of the end of the period covered by this report.

Employment Agreements

As of December 31, 2023, the Company was obligated under two employment agreements and one severance agreement with executive officers of the Company. The employment agreements are with the Company’s CEO, and the Senior Vice President of Engineering (“the SVP of Engineering”) and the severance agreement is with the Company’s Executive Vice President of Operations and Chief Financial Officer (“CFO”). The employment agreement with the CEO provides for an annual salary of $906,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Sales to external customers (1):
Domestic	$47,291	$41,886	$88,661	$81,145
Foreign	256	428	562	662
Total Net Sales	$47,547	$42,314	$89,223	$81,807

	December 31, 2023	June 30, 2023
Identifiable assets:
United States	$138,831	$122,995
Dominican Republic (2)	47,047	43,659
Total Identifiable Assets	$185,878	$166,654
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (December 31, 2023 = $37,068; June 30, 2023 = $33,477), operating lease assets (December 31, 2023 = $5,642; June 30, 2023 = $5,797) and fixed assets (December 31, 2023 = $3,807; June 30, 2023 = $3,958) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the end of the period covered by the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

On February 1, 2024, the Company’s Board of Directors declared a cash dividend of $.10 per share payable on March 22, 2024 to stockholders of record on March 1, 2024.

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

Since 1969, NAPCO has established a heritage and proven record in the professional security community for reliably delivering both advanced technology and high-quality security solutions, building many of the industry’s widely recognized brands, such as NAPCO Security Systems, Alarm Lock, Continental Access, Marks USA, and other popular product lines: including Gemini and F64-Series hardwire/wireless intrusion systems and iSee Video internet video solutions. We are also dedicated to developing innovative technology and producing the next generation of reliable security solutions that utilize remote communications and wireless networks, including our StarLink, iBridge, and more recently the iSecure and Prima product lines. Today, businesses, institutions, homes, and people around the globe are protected by products from the NAPCO Group of Companies.

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

Results of Operations

	Three months ended December 31,			Six months ended December 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2023	2022	(decrease)	2023	2022	(decrease)
Net sales: equipment revenues	$29,007	$27,434	5.7%	$53,398	$53,121	0.5%
service revenues	18,540	14,880	24.6%	35,825	28,686	24.9%
Total net sales	47,547	42,314	12.4%	89,223	81,807	9.1%
Gross Profit: equipment	8,351	1,139	633.2%	15,245	3,560	328.2%
services	16,661	13,215	26.1%	32,180	25,360	26.9%
Total gross profit	25,012	14,354	74.3%	47,425	28,920	64.0%
Gross profit as a % of net sales:	52.6%	33.9%	55.2%	53.2%	35.4%	50.4%
equipment	28.8%	4.2%	593.4%	28.5%	6.7%	326.0%
services	89.9%	88.8%	1.2%	89.8%	88.4%	1.6%

Research and development	2,542	2,222	14.4%	4,979	4,650	7.1%
Selling, general and administrative	8,665	7,804	11.0%	17,086	16,294	4.9%
Selling, general and administrative as a percentage of net sales	18.2%	18.4%	(1.1)%	19.1%	19.9%	(3.9)%
Operating income	13,805	4,328	219.0%	25,360	7,976	218.0%
Interest and other income (expense), net	729	187	289.8%	1,169	84	1,291.7%
Provision for income taxes	1,924	586	228.3%	3,441	1,047	228.7%
Net income	12,610	3,929	220.9%	23,088	7,013	229.2%

Net Sales for the three months ended December 31, 2023 increased by $5,233,000, or 12.4%, to $47,547,000 as compared to $42,314,000 for the same period a year ago. The increase in sales for the three months ended December 31, 2023 was due primarily to revenue increases in recurring communication services ($3,660,000), Alarm Lock brand door-locking products ($166,000), Marks brand door-locking products ($1,492,000), and Napco brand intrusion products ($98,000) as partially offset by a decrease in Continental brand access control products ($183,000). Net Sales for the six months ended December 31, 2023 increased by $7,416,000, or 9.1%, to $89,223,000 as compared to $81,807,000 for the same period a year ago. The increase in sales for the six months ended December 31, 2023 was due primarily to revenue increases in recurring communication services ($7,139,000), Alarm Lock brand door-locking products ($2,277,000), Marks brand door-locking products ($2,320,000) as partially offset by a decrease in Continental brand access control products ($104,000) and Napco brand intrusion products ($4,216,000).

The Company's gross profit increased by $10,658,000 to $25,012,000, or 52.6% of net sales, for the three months ended December 31, 2023 as compared to $14,354,000, or 33.9% of net sales, for the same period a year ago. Gross profit on equipment sales was $8,351,000, or 28.8% of net equipment sales, for the three months ended December 31, 2023 as compared to $1,139,000, or 4.2% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $16,661,000, or 89.9% of net service revenues, for the three months ended December 31, 2023 and $13,215,000, or 88.8% of net service revenues, for the same period a year ago. The increase in gross profit in dollars and as a percentage of net sales on equipment revenues during the three months ended

December 31, 2023 resulted from lower costs of certain components as compared to the same period a year ago when the Company was still feeling the effects of the global supply chain shortages. The price of these components had increased during the supply chain disruptions that impacted the three months ended December 31, 2022. The increase in gross profit in dollars and as a percentage of net sales on service revenues during the three months ended December 31, 2023 was primarily the result of the increase in revenues as described above as well as a greater proportion of those revenues being generated by the Company’s fire radios, which generate higher monthly service charges than those of the Company’s intrusion radios. The increases in total Gross Profit and total Gross Profit as a Percentage of Net Sales resulted from the increases described above.

The Company's gross profit increased by $18,505,000 to $47,425,000, or 53.2% of net sales, for the six months ended December 31, 2023 as compared to $28,920,000, or 35.4% of net sales, for the same period a year ago. Gross profit on equipment sales was $15,245,000, or 28.5% of net equipment sales, for the six months ended December 31, 2023 and $3,560,000, or 6.7% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $32,180,000, or 89.8% of net service revenues, for the three months ended December 31, 2023 and $25,360,000, or 88.4% of net service revenues, for the same period a year ago. The increase in gross profit in dollars and as a percentage of net sales on equipment revenues during the six months ended December 31, 2023 primarily resulted from lower costs of certain components as compared to the same period a year ago when the Company was still feeling the effects of the global supply chain shortages. The price of these components had increased during the supply chain disruptions that impacted the six months ended December 31, 2022. The increase in gross profit in dollars and as a percentage of net sales on service revenues during the six months ended December 31, 2023 was primarily the result of the increase in revenues as described above as well as a greater proportion of those revenues being generated by the Company’s fire radios, which generate higher monthly service charges than those of the Company’s intrusion radios. The increases in total Gross Profit and total Gross Profit as a Percentage of Net Sales resulted from the increases described above.

Research and development expenses for the three months ended December 31, 2023 increased by $320,000 to $2,542,000, or 5.3% of net sales, as compared to $2,222,000, or 5.3% of net sales, for the same period a year ago. Research and development expenses for the six months ended December 31, 2023 increased by $329,000 to $4,979,000, or 5.6% of net sales, as compared to $4,650,000, or 5.7% of net sales, for the same period a year ago. The increase in research and development for the three and six months primarily resulted from compensation increases and additional staff.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2023 increased by $861,000 to $8,665,000 as compared to $7,804,000 for the same period a year ago. SG&A expenses as a percentage of net sales decreased to 18.2% for the three months ended December 31, 2023 as compared to 18.4% for the same period a year ago. The increase in SG&A expenses for the three months ended December 31, 2023 was primarily due to increases in legal and advertising expenses as well as additional expenses relating to the Company’s enhancing its internal control systems. The decrease as a percentage of net sales was due primarily to the increase in net sales being proportionally larger than the increase in SG&A expenses. Selling, general and administrative expenses for the six months ended December 31, 2023 increased by $792,000 to $17,086,000 as compared to $16,294,000 for the same period a year ago. The increase in SG&A expenses for the six months ended December 31, 2023 was primarily due to increases in legal and accounting fees, advertising expenses as well as additional expenses relating to the Company’s enhancing its internal control systems. These increased expenses were partially offset by decreased incentive compensation for certain executive officers. SG&A expenses as a percentage of net sales decreased to 19.1% for the six months ended December 31, 2023 as compared to 19.9% for the same period a year ago. The decrease as a percentage of net sales was due primarily to the increase in net sales being proportionally larger than the increase in SG&A expenses.

Interest and other income (expense), net for the three months ended December 31, 2023 increased by $542,000 to income of $729,000 as compared to income of $187,000 for the same period a year ago. Interest and other income (expense), net for the six months ended December 31, 2023 increased by $1,085,000 to income of $1,169,000 as compared to income of $84,000 for the same period a year ago. The increase in income for the three and six months was primarily due to an increase in interest income on certificates of deposits.

The Company’s provision for income taxes for the three months ended December 31, 2023 increased by $1,338,000 to $1,924,000 as compared to $586,000 for the same period a year ago. The increase in the provision for income taxes for the three months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 13.2% and 13.0% for the three months ended December 31, 2023 and 2022 respectively. The Company’s provision for income taxes for the six months ended December 31, 2023 increased by $2,394,000 to $3,441,000 as compared to $1,047,000 for the same period a year ago. The increase in the provision for income taxes for the three months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 13.0% for the both the six months ended December 31, 2023 and 2022 respectively.

Net income for the three months ended December 31, 2023 increased by $8,681,000 to $12,610,000 or $0.34 per diluted share as compared to $3,929,000 or $0.11 per diluted share for the same period a year ago. Net income for the six months ended December 31, 2023 increased by $16,075,000 to $23,088,000 or $0.62 per diluted share as compared to $7,013,000 or $0.19 per diluted share for the same period a year ago. The increase in net income for the three and six months ended December 31, 2023 was primarily due to the items described above.

Liquidity and Capital Resources

The Company has cash, certificates of deposit (“CD”) which mature within 12 months, and marketable securities which aggregate to $79 million. During the six months ended December 31, 2023, the Company utilized a portion of its cash balance at June 30, 2023 ($117,000 of $35,955,000) to purchase marketable securities and other investments ($655,000) and property, plant and equipment ($682,000). The securities and investments consist of money market accounts, CD’s and time deposits. During the six months ended December 31, 2023, the Company generated cash flows from operations of $18,693,000. The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at December 31, 2023 increased by $1,483,000 to $27,552,000 as compared to $26,069,000 at June 30, 2023. This increase was due primarily to initial sales of intrusion products to a large, new customer during the quarter ended December 31, 2023.

Inventories, which include both current and non-current portions, increased by $4,285,000 to $52,634,000 at December 31, 2023 as compared to $48,349,000 at June 30, 2023. The increase was due primarily to a build-up of inventory of the Company’s radio products in order to mitigate potential supply chain interruptions of these products. The increase was also due to the ongoing shortages of certain component parts and the Company purchasing large quantities of these hard-to-source component parts when they became available, even after the prices came down.

Accounts payable and accrued expenses, not including income taxes payable, increased by $1,525,000 to $21,211,000 as of December 31, 2023 as compared to $19,686,000 as of June 30, 2023. This increase is primarily due to an increase in accounts payable, which was the result of a large increase in the amount of component part purchases occurring towards the end of the quarter ended December 31, 2023 as compared to those purchases made towards the end of the quarter ended June 30, 2023. The increase is partially offset by a decrease in the accrued refund liabilities.

As of December 31, 2023 and 2022, long-term debt consisted of a revolving line of credit of $11,000,000 (“Revolver Agreement”), with no amounts outstanding, which expires in June 2024. The revolving credit facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. The Company’s long-term debt is described more fully in Note 8 to the condensed consolidated financial statements.

As of December 31, 2023, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. In addition, the Company’s balance sheet reflects a refund liability of $4,612,000 as of December 31, 2023 for customer returns and promotional credits which is more fully discussed in Note 2 to the condensed consolidated financial statements.

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

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $940,000.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as of December 31, 2023. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, management concluded that such disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2023, as a result of the material weaknesses in internal control over financial reporting discussed below.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023, management identified three material weaknesses in internal control as specified below.

One material weakness in internal control related to ineffective information technology general controls (“ITGCs”) over user access and change management review over certain information technology (“IT”) systems that support the Company’s financial reporting processes. More specifically, several employees and IT consultants had full administrator access to allow them to perform certain job functions. The review of the IT activity of these employees and consultants was not adequately reviewed by other management level employees of the Company. Our business process controls (automated and manual) that are dependent on the above ITGCs were also deemed ineffective because they could have been adversely impacted by a failure in the ITGC’s. We believe that these control deficiencies were a result of a lack of IT controls and procedures to assess program and data changes made in the IT environment by personnel that could impact internal controls over financial reporting.

The second material weakness in internal control related to the Company’s calculation of reserves for excess and slow-moving inventory. The reserve calculation is partially dependent on the Company’s sales forecast by sku. This control deficiency was a result of a lack of precise review controls over the accuracy and completeness of the forecasted sales and usage data and the historical sales data used in the reserve calculations.

The third material weakness related to the Company’s cost of goods sold (“COGS”) and inventory during the first three quarters of fiscal 2023. COGS reflected in the Company’s Original Forms 10-Q for the first three quarters of fiscal 2023 was based on inventory costing as of June 30, 2022. However, in the period following June 30, 2022, substantial fluctuations occurred in certain material costs. Our inventory costing process did not identify these fluctuations until the Company’s closing of its books for the period ended June 30, 2023, due to lack of precise reviews of inventory costs to identify material changes that would warrant interim adjustments, resulting in inventory being overstated and COGS being understated for the first three fiscal quarters. This resulted in overstatements of gross profit, operating income, income before the provision for income taxes and net income for the first three quarters of fiscal 2023.

Plans for Remediation of Material Weaknesses

During the six months ended December 31, 2023, the Company engaged an external consultant to assist with its plan to remediate the material weaknesses. The remediation plan includes the following activities:

●	The Company installed monitoring software that logs and tracks the activity of the administrative users and generates reports of all logged activity. These reports are reviewed by qualified personnel periodically. All other users are provisioned access consistent with their job responsibilities and approved by a manager. Access recertifications are performed periodically.
●	The Company enhanced its review of the inventory forecast and added a reconciliation of the historical inventory data utilized in the forecast. The control processes include the inventory reconciliation and documentation of the reasons for any adjustments to the historical data by production, sales and finance management.
●	The Company refined the method it uses to calculate the cost of component parts and implemented a new control which expanded its review of the costs of components to identify any significant inventory cost fluctuations or errors prior to the filing of its quarterly and annual financial statements.

Our remediation efforts are ongoing and we will continue to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2024 and beyond. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time to enable management to conclude, through testing, that these controls are operating effectively.

While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not tested and concluded on the effectiveness of all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, there were no changes in the Company’s internal controls over financial reporting, except for the remediation efforts described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as described above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 13, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K for the three and six months ended December 31, 2023.

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

February 5, 2024

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors, President and Secretary
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Executive Vice President of Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)