Form 10-Q
period 2024-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2024-05-06
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: May 3, 2024

COMMON STOCK, $.01 PAR VALUE PER SHARE     36,872,639

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2024	June 30, 2023

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$55,518	$35,955
Investments - other	26,671	25,660
Marketable securities	5,348	5,136
Accounts receivable, net of allowance for credit losses of $105 and $131 as of March 31, 2024 and June 30, 2023, respectively	30,273	26,069
Inventories, net	37,010	35,062
Income tax receivable	—	75
Prepaid expenses and other current assets	3,379	3,402
Total Current Assets	158,199	131,359
Inventories - non-current, net	13,093	13,287
Property, plant and equipment, net	8,978	9,308
Intangible assets, net	3,686	3,939
Deferred income taxes	4,983	2,652
Right-of-use asset	5,564	5,797
Other assets	289	312
TOTAL ASSETS	$194,792	$166,654

CURRENT LIABILITIES
Accounts payable	$6,913	$8,061
Accrued expenses	9,737	8,079
Accrued salaries and wages	3,095	3,546
Accrued income taxes	203	—
Total Current Liabilities	19,948	19,686
Accrued income taxes	1,102	1,110
Long term right-of-use liability	5,556	5,689
TOTAL LIABILITIES	26,606	26,485
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of March 31, 2024 and June 30, 2023; 39,766,354 and 39,663,812 shares issued; and 36,872,639 and 36,770,097 shares outstanding, respectively.	398	397
Additional paid-in capital	22,855	21,553
Retained earnings	164,454	137,740
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	168,186	140,169
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,792	$166,654

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended March 31,
	2024	2023

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$29,735	$28,390
Service revenues	19,532	15,142
	49,267	43,532
Cost of sales:
Equipment related expenses	21,179	20,780
Service-related expenses	1,604	1,473
	22,783	22,253

Gross Profit	26,484	21,279

Operating expenses:
Research and development	2,757	2,314
Selling, general, and administrative expenses	9,233	8,425
Total Operating Expenses	11,990	10,739

Operating Income	14,494	10,540

Other income:
Interest and other income, net	637	437
Income before Provision for Income Taxes	15,131	10,977
Provision for Income Taxes	1,935	1,428
Net Income	$13,196	$9,549

Income per share:
Basic	$0.36	$0.26
Diluted	$0.36	$0.26

Weighted average number of shares outstanding:
Basic	36,835,000	36,793,000
Diluted	37,118,000	37,082,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine Months Ended March 31,
	2024	2023

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$83,133	$81,511
Service revenues	55,357	43,828
	138,490	125,339
Cost of sales:
Equipment-related expenses	59,332	70,341
Service-related expenses	5,249	4,799
	64,581	75,140

Gross Profit	73,909	50,199

Operating expenses:
Research and development	7,736	6,964
Selling, general, and administrative expenses	26,319	24,719
Total Operating Expenses	34,055	31,683

Operating Income	39,854	18,516

Other income:
Interest and other income, net	1,806	521
Income before Provision for Income Taxes	41,660	19,037
Provision for Income Taxes	5,376	2,475
Net Income	$36,284	$16,562

Income per share:
Basic	$0.99	$0.45
Diluted	$0.98	$0.45

Weighted average number of shares outstanding:
Basic	36,792,000	36,736,000
Diluted	37,032,000	36,983,000

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Nine months ended March 31, 2024 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2023	39,663,812	$397	$21,553	(2,893,715)	$(19,521)	$137,740	$140,169
Net income	—	—	—	—	—	10,478	10,478
Stock-based compensation expense	—	—	307	—	—	—	307
Cash dividend ($.08 per share)	—	—	—	—	—	(2,942)	(2,942)
Balances at September 30, 2023	39,663,812	$397	$21,860	(2,893,715)	$(19,521)	$145,276	$148,012
Net income	—	—	—	—	—	12,610	12,610
Stock-based compensation expense	—	—	303	—	—	—	303
Stock options exercised	11,892	—	—	—	—	—	—
Cash dividend ($.08 per share)	—	—	—	—	—	(2,941)	(2,941)
Balances at December 31, 2023	39,675,704	$397	$22,163	(2,893,715)	$(19,521)	$154,945	$157,984
Net income	—	—	—	—	—	13,196	13,196
Stock-based compensation expense	—	—	266	—	—	—	266
Stock options exercised	90,650	1	426	—	—	—	427
Cash dividend ($.10 per share)	—	—	—	—	—	(3,687)	(3,687)
Balances at March 31, 2024	39,766,354	$398	$22,855	(2,893,715)	$(19,521)	$164,454	$168,186

	Nine months ended March 31, 2023 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791
Net income	—	—	—	—	—	3,084	3,084
Stock-based compensation expense	—	—	477	—	—	—	477
Stock options exercised	8,480	—	45	—	—	—	45
Balances at September 30, 2022	39,636,677	$396	$20,527	(2,893,715)	$(19,521)	$115,995	$117,397
Net income	—	—	—	—	—	3,929	3,929
Stock-based compensation expense	—	—	335	—	—	—	335
Stock options exercised	2,756	—	—	—	—	—	—
Balances at December 31, 2022	39,639,433	$396	$20,862	(2,893,715)	$(19,521)	$119,924	$121,661
Net income	—	—	—	—	—	$9,549	9,549
Stock-based compensation expense	—	—	322	—	—	—	322
Stock options exercised	22,062	1	36	—	—	—	37
Balances at March 31, 2023	39,661,495	$397	$21,220	(2,893,715)	$(19,521)	$129,473	$131,569

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months ended March 31,
	2024	2023

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,284	$16,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,627	1,398
Gain on disposal of fixed asset	—	(15)
Interest expense (income) on other investments	112	(177)
Unrealized (gain) loss on marketable securities	(52)	23
(Recovery) of credit losses	(26)	(118)
Change to inventory reserve	634	(85)
Deferred income taxes	(2,331)	(1,400)
Stock based compensation expense	876	1,134
Changes in operating assets and liabilities:
Accounts receivable	(4,178)	5,166
Inventories	(2,388)	(813)
Prepaid expenses and other current assets	23	228
Income tax receivable	75	(688)
Other assets	22	48
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	354	(8,847)
Net Cash Provided by Operating Activities	31,032	12,416
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,043)	(2,547)
Proceeds from disposal of fixed asset	—	38
Purchases of marketable securities	(160)	(110)
Purchases of other investments	(1,123)	(30,185)
Redemption of other investments	—	10,091
Net Cash Used in Investing Activities	(2,326)	(22,713)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	427	82
Cash paid for dividend	(9,570)	—
Net Cash (Used in) Provided by Financing Activities	(9,143)	82

Net increase (decrease) in Cash and Cash Equivalents	19,563	(10,215)
CASH AND CASH EQUIVALENTS - Beginning	35,955	41,730
CASH AND CASH EQUIVALENTS - Ending	$55,518	$31,515
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$8	$12
Income taxes paid	$7,437	$6,421

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2024

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

The Company's fiscal year begins on July 1 and ends on June 30. Historically, the end users of the Company’s hardware products want to install these products prior to the summer; therefore, sales of these products historically peak in the period April 1 through June 30, the Company's fiscal fourth quarter, and are reduced in the period July 1 through September 30, the Company's fiscal first quarter. In addition, demand for our products may be affected by the housing and construction markets. Deterioration of the current economic conditions may also affect this trend. The monthly recurring service revenue, which is less susceptible to these fluctuations, allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, marketable securities, current receivables and payables and certain other short-term financial instruments approximate their fair value as of March 31, 2024 and June 30, 2023 due to their short-term maturities. Lease liabilities reflect fair value based on prevailing market rates.

Cash and Cash Equivalents and Investments – other

Cash and cash equivalents include approximately $36,106,000 of short-term time deposits, consisting of several certificates of deposit totaling $5,340,000 and $30,766,000 in money market funds as of March 31, 2024. Cash and cash equivalents include approximately $15,242,000 of short-term time deposits, consisting of several certificates of deposit totaling $15,179,000 and $63,000 in a money market fund as of June 30, 2023. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents. Certificates of deposit with an original maturity greater than three months are classified as Investments-other.

Cash and cash equivalents consist of the following as of (in thousands):

	March 31, 2024	June 30, 2023

Cash	$19,412	$20,713
Money Market Fund	30,766	63
Certificates of Deposit	5,340	15,179
	$55,518	$35,955

Investments-other consists of the following as of (in thousands):

	March 31, 2024	June 30, 2023

Certificates of Deposit	$26,671	$25,660
	$26,671	$25,660

Certificates of deposit are recorded at the original cost plus accrued interest. The Company’s Certificates of deposits consist of the following as of (in thousands):

March 31, 2024

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	4.65%	5/22/2024	$5,313	$5,340
Investments - other	4.55% - 5.40%	4/24/2024 - 9/23/2024	26,484	26,671

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2024 and June 30, 2023. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other expense (income). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company would record an impairment charge if the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the three and nine months ended March 31, 2024, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for credit losses of $105,000 and $131,000 as of March 31, 2024 and June 30, 2023, respectively. Our reserves for credit losses are subjective critical estimates that have a direct impact on reported net earnings. These reserves are based upon the evaluation of our accounts receivable aging, specific exposures, sales levels and historical trends.

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

Intangible assets consisted of the follows (in thousands):

	March 31, 2024			June 30, 2023
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	(9,403)	$397	$9,800	(9,302)	$498
Trade name	4,048	(759)	3,289	4,048	(607)	3,441
	$13,848	$(10,162)	$3,686	$13,848	$(9,909)	$3,939

Amortization expense for intangible assets subject to amortization was approximately $84,000 and $90,000 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for intangible assets subject to amortization was approximately $253,000 and $271,000 for the nine months ended March 31, 2024 and 2023, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2024 - $336,000; 2025 - $315,000; 2026 - $297,000; 2027 - $283,000; and 2028 - $269,000. The weighted average remaining amortization period for intangible assets was 15.0 years and 15.5 years at March 31, 2024 and June 30, 2023, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" (“SG&A”) expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended March 31, 2024 and 2023 was

$395,000 and $926,000, respectively. Advertising expense for the nine months ended March 31, 2024 and 2023 was $1,852,000 and $2,185,000, respectively.

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored R&D expense for the three months ended March 31, 2024 and 2023 was $2,757,000 and $2,314,000, respectively. Company-sponsored R&D expense for the nine months ended March 31, 2024 and 2023 was $7,736,000 and $6,964,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2024	2023	2024	2023	2024	2023
Basic EPS	$13,196	$9,549	36,835	36,793	$0.36	$0.26
Effect of Dilutive Securities:
Stock Options	—	—	283	289	—	—
Diluted EPS	$13,196	$9,549	37,118	37,082	$0.36	$0.26

Options to purchase 0 shares of common stock were excluded for both the three months ended March 31, 2024 and 2023, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the nine months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

			Weighted Average		Net Income per
	Net Income		Shares		Share
	2024	2023	2024	2023	2024	2023
Basic EPS	$36,284	$16,562	36,792	36,736	$0.99	$0.45
Effect of Dilutive Securities:
Stock Options	—	—	240	247	(0.01)	—
Diluted EPS	$36,284	$16,562	37,032	36,983	$0.98	$0.45

Options to purchase 24,167 and 8,379 shares of common stock were excluded for the nine months ended March 31, 2024 and 2023, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $266,000 and $322,000 were recognized for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation costs of $876,000 and $1,134,000 were recognized for the nine months ended March 31, 2024 and 2023, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three and nine months ended March 31, 2024 or 2023.

Comprehensive Income

For the three and nine months ended March 31, 2024 and 2023, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($93,000 and $106,000 in the three months ended March 31, 2024 and 2023, respectively, and $279,000 and $346,000 in the nine months ended March 31, 2024 and 2023, respectively); and classifies the costs associated with these sales in cost of sales ($421,000 and $437,000 in the three months ended March 31, 2024 and 2023, respectively, and $1,181,000 and $1,285,000 in the nine months ended March 31, 2024 and 2023, respectively).

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

Recently Issued Accounting Standards

Reference Rate Reform (ASC Topic 848)

In March 2020, the FASB issued authoritative guidance to provide optional relief for companies preparing for the discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”), which is expected to be phased out for new arrangements at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate. On February 9, 2024, the Company’s bank has shifted to the Benchmark Replacement as defined in the Fourth Amended and Restated Credit Agreement (“Amended Agreement”) with the bank. The new benchmark rate is the Secured Overnight Financing Rate (SOFR) (see Note 8). The transition did not have a material impact on the condensed consolidated financial statements.

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

As of March 31, 2024 and June 30, 2023, the Company included refund liabilities of approximately $5,224,000 and $5,521,000, respectively, in current liabilities. As of March 31, 2024 and June 30, 2023, the Company included return-related assets of approximately $1,316,000 and $1,338,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 6% and 8% for the three months ended March 31, 2024 and 2023, respectively. As a percentage of gross sales, returns, rebates and allowances were 6% for both the nine months ended March 31, 2024 and 2023, respectively.

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

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Major Product Lines:
Intrusion and access alarm products	$10,139	$11,530	$30,693	$36,405
Door locking devices	19,596	16,860	52,440	45,106
Services	19,532	15,142	55,357	43,828
Total Revenues	$49,267	$43,532	$138,490	$125,339

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had two customers with an accounts receivable balance that comprised of 16% and 11% as of March 31, 2024. As of June 30, 2023, the accounts receivable balance with these respective customers were 19% and 14%. Sales to either of these customers did not exceed 10% of net sales during the three and nine months ended March 31, 2024. Sales to one of these customers was 12% and 10% of net sales during the three and nine months ended March 31, 2023.

NOTE 4 – Marketable Securities

The Company’s marketable securities include investments in fixed income mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds, and are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three and nine months ended March 31, 2024 and 2023, are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023

Net gains recognized during the period on marketable securities	$42	$32	$160	$110
Less: Net gains recognized during the period on marketable securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	(18)	95	52	(23)
	$24	$127	$212	$87

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

The following tables summarize the Company’s investments at March 31, 2024 and June 30, 2023, respectively (in thousands):

	March 31, 2024			June 30, 2023
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds - Level 1	$5,811	5,348	$(463)	$5,651	$5,136	$(515)

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

NOTE 5 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	March 31,	June 30,
	2024	2023
Component parts	$34,669	$29,939
Work-in-process	7,529	7,726
Finished product	7,905	10,684
	$50,103	$48,349

Classification of inventories, net of reserves:
Current	$37,010	$35,062
Non-current	13,093	13,287
	$50,103	$48,349

NOTE 6 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2024	June 30, 2023	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,539	7,517	3 to 5
Furniture and fixtures	3,626	3,387	5 to 10
Machinery and equipment	29,197	28,574	3 to 10
Building improvements	3,129	3,078	Shorter of the lease term or life of asset
	53,306	52,371
Less: accumulated depreciation and amortization	(44,328)	(43,063)
	$8,978	$9,308

Depreciation and amortization expense on property, plant, and equipment was approximately $454,000 and $380,000 for the three months ended March 31, 2024 and 2023, respectively. Depreciation and amortization expense on property, plant and equipment was approximately $1,374,000 and $1,127,000 for the nine months ended March 31, 2024 and 2023, respectively.

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

For the nine months ended March 31, 2024 the Company recognized total pre-tax book income of $41,660,000, comprised of $5,412,000 and $36,248,000 of domestic and foreign pre-tax book income, respectively.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of March 31, 2024, the Company had accrued interest totaling $198,000, as well as $700,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the nine months ended March 31, 2024, additional interest expense was accrued for in the amount of $59,000.

The Company does not expect that our unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses. We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2024, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes for fiscal years 2018 and thereafter.

In December 2022, the Company received a letter from the IRS (“IRS”) notifying it that the IRS has closed its examination of the Company’s income tax return for fiscal year ended June 30, 2020.  There has been no changes proposed in relation to this examination.

NOTE 8 - Long-Term Debt

On February 9, 2024, the Company and its primary bank, HSBC Bank USA National Association (“HSBC”), agreed to amend and restate the existing Third Amended and Restated Credit Agreement (“Agreement”) dated June 29, 2012, as amended, between the Registrant and HSBC with the Fourth Amended and Restated Credit Agreement (“Amended Agreement”). The Amended Agreement extends the term of the Agreement from June 28, 2024, to February 9, 2029. The Amended Agreement also increases the available revolving credit line from $11,000,000 to $20,000,000 and replaces the LIBOR benchmark rate with the Secured Overnight Financing Rate (SOFR) benchmark rate. As of March 31, 2024 and June 30, 2023, the Company has no outstanding debt.

The Amended Agreement provides for a SOFR-based interest rate option of SOFR plus 1.2645% to 1.3645%, depending on the Fixed Charge Coverage Ratio, which is to be measured and adjusted quarterly, a prime rate-based interest rate option of the prime rate, as defined in the Amended Agreement, and other terms and conditions as more fully described in the Amended Agreement. The Company’s obligations under the Amended Agreement continue to be secured by substantially all its domestic assets, including but not limited to, deposit accounts, accounts receivable, inventory, equipment and fixtures and intangible assets. In addition, the Company’s wholly owned subsidiaries, except for the Company’s foreign subsidiaries, have issued guarantees and pledges of all their assets to secure the Company’s obligations under the Amended Agreement. All the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries have been pledged to secure the Company’s obligations under the Amended Agreement. The Amended Agreement contains various restrictions and covenants including, but not limited to, compliance with certain financial rations, restrictions on payment of dividends and restrictions on borrowings.

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

NOTE 9 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended March 31, 2024 and 2023, the Company recorded non-cash compensation expense of $266,000 ($0.01 per basic and diluted share) and $322,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income. For the nine months ended March 31, 2024 and 2023, the Company recorded non-cash compensation expense of $876,000 ($0.02 per basic and diluted share) and $1,134,000 ($0.03 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2024, 363,036 stock options were outstanding, 178,984 stock options were exercisable and no further stock options were available for grant under this plan.

No stock options were granted during the three and nine months ended March 31, 2024. 0 and 37,500 options were granted during the three and nine months ended March 31, 2023, respectively. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rates	n/a	3.03%
Expected lives	n/a	7.27 Years
Expected volatility	n/a	43%
Expected dividend yields	n/a	0%

The following table reflects activity under the 2012 Employee Plan for the nine months ended March 31:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	521,580	$19.37	523,080	$18.59
Granted	—	—	37,500	$26.94
Forfeited/Lapsed	(11,000)	$3.15	—	—
Exercised	(147,544)	$15.43	(38,000)	$10.63
Outstanding, end of period	363,036	$21.47	522,580	$19.34
Exercisable, end of period	178,984	$21.59	236,652	$17.47
Weighted average fair value at grant date of options granted	n/a		$13.36
Total intrinsic value of options exercised	$3,972,000		$787,000
Total intrinsic value of options outstanding	$6,787,000		$9,531,000
Total intrinsic value of options exercisable	$3,323,000		$4,760,000

A total of 115,944 and 147,544 stock options were exercised during the three and nine months ended March 31, 2024. 77,944 of the  115,944 options that were exercised during the three months ended March 31, 2024 were settled by the Company withholding 26,002 from the shares issuable on exercise of the options. 109,544 of the 147,544 options that were exercised during the nine months ended March 31, 2024 were settled by the Company withholding 46,570 from the shares issuable on exercise of the options. The withheld shares of Common Stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. For the remaining 38,000 shares exercised during the three and nine months ended March 31, 2024, $427,000 cash was received from the option exercises. The actual tax benefit realized for the tax deductions from option exercises during the three and nine months ended March 31, 2024 was $67,000 and $119,000, respectively. 30,800 and 38,000 stock options were exercised during the three and nine months ended March 31, 2023, respectively. 27,600 of the 30,800 options that were exercised during the three months ended March 31, 2023 were settled by the Company withholding 9,943 from the shares issuable on exercise of the options. 29,600 of the 38,000 options that were exercised during the nine months ended March 31, 2023 were settled by the Company withholding 10,150 from the shares issuable on exercise of the options. The withheld shares of Common Stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. $36,000 and $81,000 cash was received from the option exercises during the three and nine months ended March 31, 2023. The actual tax benefit realized for the tax deductions from option exercises during the three and nine months ended March 31, 2023 was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at March 31, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$10.02 ‑ $26.94	363,036	7.41	$21.47	178,984	$21.59
	363,036	7.41	$21.47	178,984	$21.59

As of March 31, 2024, there was $1,306,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. No options were granted during the three and nine months ended March 31, 2024. 0 and 37,500 options were granted during the three and nine months ended March 31, 2023. 5,200 and 89,900 options vested during the three and nine months ended March 31, 2024. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2024 was $33,000 and $881,000, respectively. 5,200 and 97,900 options vested during the three and nine months ended March 31, 2023, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2023 under this plan was $33,000 and $916,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2024, 20,400 stock options were outstanding, 16,560 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three and nine months ended March 31, 2024 and 2023. No options may be granted under this plan after December 2022. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rates	n/a	n/a
Expected lives	n/a	n/a
Expected volatility	n/a	n/a
Expected dividend yields	n/a	n/a

The following table reflects activity under the 2012 Non-Employee Plan for the nine months ended March 31:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	20,400	$14.39	20,400	$14.39
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	20,400	$14.39	20,400	$14.39
Exercisable, end of period	16,560	$12.41	13,920	$10.99
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$526,000		$473,000
Total intrinsic value of options exercisable	$460,000		$370,000

No stock options were exercised during the three and nine months ended March 31, 2024 and 2023, respectively. No cash was received from option exercises during the three and nine months ended March 31, 2024 and 2023, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at March 31, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	5.90	$14.39	16,560	$12.41
	20,400	5.90	$14.39	16,560	$12.41

As of March 31, 2024, there was $29,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options were granted during the three and nine months ended March 31, 2024 and 2023, respectively. 720 and 2,640 options vested during the three and nine months ended March 31, 2024 and 2023, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2024 and 2023 under this plan was $5,000 and 24,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2024, 71,900 stock options were outstanding, 62,500 stock options were exercisable and no further stock options were available for grant under this plan.

There were no options granted during the three and nine months ended March 31, 2024 and 2023. No options may be granted under this plan after December 2028. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rates	n/a	n/a
Expected lives	n/a	n/a
Expected volatility	n/a	n/a
Expected dividend yields	n/a	n/a

The following table reflects activity under the 2018 Non-Employee Plan for the nine months ended March 31:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	75,000	$14.83	89,000	$14.91
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	(3,100)	$18.98	(11,500)	$15.14
Outstanding, end of period	71,900	$14.65	77,500	$14.88
Exercisable, end of period	62,500	$13.41	53,220	$13.03
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$59,000		$164,000
Total intrinsic value of options outstanding	$1,834,000		$1,760,000
Total intrinsic value of options exercisable	$1,672,000		$1,307,000

A total of 1,500 and 3,100 stock options were exercised during the three and nine months ended March 31, 2024. The 1,500 options that were exercised during the three months ended March 31, 2024 were settled by the Company withholding 792 from the shares issuable on exercise of the options. The 3,100 options that were exercised during the nine months ended March 31, 2024 were settled by the Company withholding 1,532 from the shares issuable on exercise of the options. The withheld shares of Common Stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. No cash was received from the option exercises during the three and nine months ended March 31, 2024. The actual tax benefit realized for the tax deductions from option exercises during the three and nine months ended March 31, 2024 was $6,000 and $12,000, respectively. 1,600 and 11,500 options were exercised during the three and nine months ended March 31, 2023, respectively. The 1,600 options that were exercised during the three months ended March 31, 2023, were settled by the Company withholding 395 from the shares issuable on exercise of the options. The 11,500 options that were exercised during the nine months ended March 31, 2023, were settled by the Company withholding 6,052 from the shares issuable on exercise of the options. The withheld shares of Common Stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. No cash was received from option exercises during the three and nine months ended March 31, 2023, and the actual tax benefit realized for the tax deductions from option exercises was $8,000 and $34,000, respectively.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at March 31, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	71,900	5.99	$14.65	62,500	$13.41
	71,900	5.99	$14.65	62,500	$13.41

As of March 31, 2024, there was $71,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. No options were granted during the three and nine months ended March 31, 2024 and 2023, respectively. 5,380 and 14,880 options vested during the three and nine months ended March 31, 2024, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2024 under this plan was $35,000 and $124,000, respectively. 5,380 and 19,680 options vested during the three and nine months ended March 31, 2023, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2023 under this plan was $35,000 and $149,000, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2024, 56,900 stock options were outstanding, 30,140 stock options were exercisable and 43,100 stock options were available for grant under this plan.

No options were granted during the three and nine months ended March 31, 2024. 5,000 and 30,000 options were granted during the three and nine months ended March 31, 2023, respectively. No options may be granted under this plan after May 2030. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rates	n/a	3.03 - 3.40%
Expected lives	n/a	7.23 - 7.27 Years
Expected volatility	n/a	43%
Expected dividend yields	n/a	0%

The following table reflects activity under the 2020 Non-Employee Plan for the nine months ended March 31:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	56,900	$23.35	26,900	$18.64
Granted	—	—	30,000	$27.57
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	56,900	$23.35	56,900	$23.35
Exercisable, end of period	30,140	$21.72	18,760	$20.73
Weighted average fair value at grant date of options granted	n/a		$13.74
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$957,000		$810,000
Total intrinsic value of options exercisable	$556,000		$316,000

No stock options were exercised during the three and nine months ended March 31, 2024 and 2023. No cash was received from option exercises during either of the three and nine months ended March 31, 2024 or 2023 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at March 31, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $30.71	56,900	7.84	$23.35	30,140	$21.72
	56,900	7.84	$23.35	30,140	$21.72

As of March 31, 2024, there was $248,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. No stock options were granted during the three and nine months ended March 31, 2024. 5,000 and 30,000 stock options were granted during the three and nine months ended March 31, 2023, respectively.  1,000 and 11,380 options vested during the three and nine months ended March 31, 2024 and 2023, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2024 and 2023 under this plan was $16,000 and $129,000, respectively.

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

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2024, 10,000 stock options were outstanding, 2,000 stock options were exercisable and 940,000 stock options were available for grant under this plan.

No stock options were granted during the three months ended March 31, 2024. There were 10,000 options granted during the nine months ended March 31, 2024. No options may be granted under this plan after December 2032. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2024
Risk-free interest rates	4.66%
Expected lives	5.76 Years
Expected volatility	48.71%
Expected dividend yields	1.48%

The following table reflects activity under the 2022 Employee Plan for the nine months ended March 31:

	2024
		Weighted average
	Options	exercise price
Outstanding, beginning of year	5,000	$40.01
Granted	10,000	$21.60
Forfeited/Lapsed	(5,000)	$(40.01)
Exercised	—	—
Outstanding, end of period	10,000	$21.60
Exercisable, end of period	2,000	$21.60
Weighted average fair value at grant date of options granted	$9.75
Total intrinsic value of options exercised	n/a
Total intrinsic value of options outstanding	$186,000
Total intrinsic value of options exercisable	$37,000

No options were exercised during the three and nine months ended March 31, 2024. No cash was received from option exercises during the three and nine months ended March 31, 2024 and the actual tax benefit realized for the tax deductions from option exercises was $0.

The following table summarizes information about stock options outstanding under the 2022 Employee Plan at March 31, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$21.60	10,000	9.52	$21.60	2,000	$21.60
	10,000	9.52	$21.60	2,000	$21.60

As of March 31, 2024, there was $68,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2022 Employee Plan. No options were granted during the three months ended March 31, 2024. 10,000 options were granted during the nine months ended March 31, 2024. No options vested during the three months ended March 31, 2024. 2,000 options vested during the nine months ended March 31, 2024, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2024 under this plan was $0 and $19,500, respectively.

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

During the three months ended March 31, 2024, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 117,444 shares. Of the 117,444 shares exercised, 79,444 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares withheld by the Company was 26,794 and was based upon the aggregate fair market value on the date of exercise equal to the purchase price being paid.

During the nine months ended March 31, 2024, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 150,644 shares. Of the 150,644 shares exercised, 112,644 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares withheld by the Company was 48,101 and was based upon the aggregate fair market value on the date of exercise equal to the purchase price being paid.

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

NOTE 11 – Related Party Transaction

In March 2024, the Company's President and Chairman sold 2,000,000 shares of our common stock as a selling stockholder in an underwritten secondary public offering at a public offering price of $40.75 per share. In connection with such offering, the selling stockholder has granted the underwriters an option to purchase additional shares (the “Greenshoe Option” up to an additional 300,000 shares of their common stock. On April 8, 2024, the underwriters exercised the Greenshoe Options, pursuant to which the selling stockholder sold an additional 50,000 shares. The Company did not sell any shares in the offering and received no proceeds from the offerings, but the Company incurred $372,000 in offering expenses, which are recorded in SG&A in the accompanying condensed consolidation statements of income during the three and nine months ended March 31, 2024, respectively.

In February 2023, the Company's President and Chairman and the Company’s Executive Vice President and Chief Financial Officer sold 2,300,000 and 100,000 shares of our common stock, respectively, as selling stockholders in an underwritten secondary public offering at a public offering price of $31.50 per share. The Company did not sell any shares in the offering and received no proceeds from the offerings, but the Company incurred $496,000 in offering expenses, which are recorded in SG&A in the accompanying condensed consolidation statements of income during the nine months ended March 31, 2023, respectively.

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $72,000 and $64,000 for the three months ended March 31, 2024 and 2023, respectively. Company contributions to this plan totaled $191,000 and $187,000 for the nine months ended March 31, 2024 and 2023, respectively.

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

For the three months ended March 31, 2024 and 2023 cash payments against operating lease liabilities totaled $57,000 and $85,000, respectively. For the nine months ended March 31, 2024 and 2023 cash payments against operating lease liabilities totaled $228,000 and $249,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	68 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2024 (in thousands):

Year Ending June 30,	Amount
2024	$77
2025	299
2026	282
2027	267
2028	253
Thereafter	4,386
Total	$5,564

Operating lease expense totaled approximately $127,000 and $123,000 for the three months ended March 31, 2024 and 2023, respectively. Operating lease expense totaled approximately $380,000 and $334,000 for the nine months ended March 31, 2024 and 2023, respectively.

Litigation

On August 29, 2023, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between November 7, 2022 and August 18, 2023, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer. The action, captioned Zornberg v. NAPCO Security Technologies, Inc. et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in the Company’s quarterly reports and earnings releases during the period of November 7, 2022 through May 8, 2023. A lead plaintiff was appointed in November 2023 and lead plaintiff filed an Amended Complaint on February 16, 2024. The Amended Complaint added claims under Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the secondary public offering in February 2023. These additional claims are brought against the defendants named in the initial complaint, as well as the directors who allegedly signed the offering materials (prospectuses and registration statement in connection with the offering), and the underwriters for the offering. The Company filed a motion to dismiss the Amended Complaint on April 26, 2024. The Company intends to vigorously defend against the action.

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

Employment Agreements

As of March 31, 2024, the Company was obligated under two employment agreements and one severance agreement with executive officers of the Company. The employment agreements are with the Company’s CEO, and the Senior Vice President of Engineering (“the SVP of Engineering”) and the severance agreement is with the Company’s Executive Vice President of Operations and Chief Financial Officer (“CFO”). The employment agreement with the CEO provides for an annual salary of $942,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

The employment agreement with the SVP of Engineering expires in August 2024 and provides for an annual salary of $390,000, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Sales to external customers (1):
Domestic	$49,004	$43,228	$137,666	$124,373
Foreign	263	304	824	966
Total Net Sales	$49,267	$43,532	$138,490	$125,339

	March 31, 2024	June 30, 2023
Identifiable assets:
United States	$148,492	$122,995
Dominican Republic (2)	46,300	43,659
Total Identifiable Assets	$194,792	$166,654
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (March 31, 2024 = $36,424; June 30, 2023 = $33,477), operating lease assets (March 31, 2024 = $5,564; June 30, 2023 = $5,797) and fixed assets (March 31, 2024 = $3,700; June 30, 2023 = $3,958) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the end of the period covered by the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

On May 2, 2024, the Company’s Board of Directors declared a cash dividend of $.10 per share payable on June 24, 2024 to stockholders of record on June 3, 2024.

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

Results of Operations

	Three months ended March 31,			Nine months ended March 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2024	2023	(decrease)	2024	2023	(decrease)
Net sales: equipment revenues	$29,735	$28,390	4.7%	$83,133	$81,511	2.0%
service revenues	19,532	15,142	29.0%	55,357	43,828	26.3%
Total net sales	49,267	43,532	13.2%	138,490	125,339	10.5%
Gross Profit: equipment	8,556	7,610	12.4%	23,801	11,170	113.1%
services	17,928	13,669	31.2%	50,108	39,029	28.4%
Total gross profit	26,484	21,279	24.5%	73,909	50,199	47.2%
Gross profit as a % of net sales:	53.8%	48.9%	10.0%	53.4%	40.1%	33.2%
equipment	28.8%	26.8%	7.3%	28.6%	13.7%	108.9%
services	91.8%	90.3%	1.7%	90.5%	89.1%	1.6%

Research and development	2,757	2,314	19.1%	7,736	6,964	11.1%
Selling, general and administrative	9,233	8,425	9.6%	26,319	24,719	6.5%
Selling, general and administrative as a percentage of net sales	18.7%	19.4%	(3.6)%	19.0%	19.7%	(3.6)%
Operating income	14,494	10,540	37.5%	39,854	18,516	115.2%
Interest and other income, net	637	437	45.8%	1,806	521	246.6%
Provision for income taxes	1,935	1,428	35.5%	5,376	2,475	117.2%
Net income	13,196	9,549	38.2%	36,284	16,562	119.1%

Net Sales for the three months ended March 31, 2024 increased by $5,735,000, or 13.2%, to $49,267,000 as compared to $43,532,000 for the same period a year ago. The increase in sales for the three months ended March 31, 2024 was due primarily to revenue increases in recurring communication services ($4,390,000), Alarm Lock brand door-locking products ($407,000), and Marks brand door-locking products ($2,330,000) as partially offset by a decrease in Napco brand intrusion products ($1,376,000) and Continental brand access control products (16,000).

Net Sales for the nine months ended March 31, 2024 increased by $13,151,000, or 10.5%, to $138,490,000 as compared to $125,339,000 for the same period a year ago. The increase in sales for the nine months ended March 31, 2024 was due primarily to revenue increases in recurring communication services ($11,530,000), Alarm Lock brand door-locking products ($2,684,000), and Marks brand door-locking products ($4,651,000) as partially offset by a decrease in Continental brand access control products ($122,000) and Napco brand intrusion products ($5,592,000).

The Company's gross profit increased by $5,205,000 to $26,484,000, or 53.8% of net sales, for the three months ended March 31, 2024 as compared to $21,279,000, or 48.9% of net sales, for the same period a year ago. Gross profit on equipment sales was $8,556,000, or 28.8% of net equipment sales, for the three months ended March 31, 2024 as compared to $7,610,000, or 26.8% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $17,928,000, or 91.8% of net service revenues, for the three months ended March 31, 2024 and $13,669,000, or 90.3% of net service revenues, for the same period a year ago. The increase in gross profit in dollars and as a percentage of net sales on equipment revenues during the three months ended March 31, 2024 resulted primarily from increased equipment revenues as well as a favorable shift in product mix to the Company’s locking products, which typically have higher gross margins than the Company’s intrusion products. The increase in gross profit in dollars and as a percentage of net sales on service revenues during the three months ended March 31, 2024 was primarily the result of the increase in revenues as described above as well as a greater proportion of those revenues being generated by the Company’s fire radios, which generate higher monthly service charges than those of the Company’s intrusion radios. The increases in total Gross Profit and total Gross Profit as a Percentage of Net Sales resulted from the increases described above.

The Company's gross profit increased by $23,710,000 to $73,909,000, or 53.4% of net sales, for the nine months ended March 31, 2024 as compared to $50,199,000, or 40.1% of net sales, for the same period a year ago. Gross profit on equipment sales was $23,801,000, or 28.6% of net equipment sales, for the nine months ended March 31, 2024 and $11,170,000, or 13.7% of net equipment sales, for the same period a year ago. Gross profit on service revenues was $50,108,000, or 90.5% of net service revenues, for the three months ended March 31, 2024 and $39,029,000, or 89.1% of net service revenues, for the same period a year ago. The increase in gross profit in dollars and as a percentage of net sales on equipment revenues during the nine months ended March 31, 2024 resulted primarily from increased equipment revenues as well as a favorable shift in product mix to the Company’s locking products, which typically have higher gross margins than the Company’s intrusion products. Additionally, the increase in the gross profit percentage for the nine months ended March 31, 2024 was due to the lower margins realized during the first two quarters of fiscal 2023. The decrease in gross profit as a percentage of equipment sales was primarily the result of the sale of the remaining portion of finished goods that were in opening inventory that contained certain higher priced components during the first two quarters of fiscal 2023. The Company purchased these components at a significant premium during the supply chain interruptions during the latter part of fiscal 2022 in order to continue to supply the Company’s communication devices that led to the creation of recurring service revenues for the Company. The increase in gross profit in dollars and as a percentage of net sales on service revenues during the nine months ended March 31, 2024 was primarily the result of the increase in revenues as described above as well as a greater proportion of those revenues being generated by the Company’s fire radios, which generate higher monthly service charges than those of the Company’s intrusion radios. The increases in total Gross Profit and total Gross Profit as a Percentage of Net Sales resulted from the increases described above.

Research and development expenses for the three months ended March 31, 2024 increased by $443,000 to $2,757,000, or 5.6% of net sales, as compared to $2,314,000, or 5.3% of net sales, for the same period a year ago. Research and development expenses for the nine months ended March 31, 2024 increased by $772,000 to $7,736,000, or 5.6% of net sales, as compared to $6,964,000, or 5.6% of net sales, for the same period a year ago. The increase in research and development for the three and nine months primarily resulted from compensation increases and additional staff.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2024 increased by $808,000 to $9,233,000 as compared to $8,425,000 for the same period a year ago. SG&A expenses as a percentage of net sales decreased to 18.7% for the three months ended March 31, 2024 as compared to 19.4% for the same period a year ago. The increase in SG&A expenses for the three months ended March 31, 2024 was primarily due to increases in legal expenses as well as additional expenses relating to the Company’s enhancing its internal control systems offset by a decrease in advertising expense. The decrease as a percentage of net sales was due primarily to the increase in net sales being proportionally larger than the increase in SG&A expenses. Selling, general and administrative expenses for the nine months ended March 31, 2024 increased by $1,600,000 to $26,319,000 as compared to $24,719,000 for the same period a year ago. SG&A expenses as a percentage of net sales decreased to 19.0% for the nine months ended March 31, 2024 as compared to 19.7% for the same period a year ago The increase in SG&A expenses for the nine months ended March 31, 2024 was primarily due to increases in legal and accounting fees as well as additional expenses relating to the Company’s enhancing its internal control systems. These increased expenses were partially offset by decreased incentive compensation for certain executive officers as well as a decrease in the stock based compensation. The decrease as a percentage of net sales was due primarily to the increase in net sales being proportionally larger than the increase in SG&A expenses.

Interest and other income, net for the three months ended March 31, 2024 increased by $200,000 to income of $637,000 as compared to income of $437,000 for the same period a year ago. Interest and other income, net for the nine months ended March 31, 2024 increased by $1,285,000 to income of $1,806,000 as compared to income of $521,000 for the same period a year ago. The increase in income for the three and nine months was primarily due to an increase in interest income on certificates of deposits.

The Company’s provision for income taxes for the three months ended March 31, 2024 increased by $507,000 to $1,935,000 as compared to $1,428,000 for the same period a year ago. The increase in the provision for income taxes for the three months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 12.8% and 13.0% for the three months ended March 31, 2024 and 2023 respectively. The Company’s provision for income taxes for the nine months ended March 31, 2024 increased by $2,901,000 to $5,376,000 as compared to $2,475,000 for the same period a year ago. The increase in the provision for income taxes for the nine months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 12.9% and 13.0% for the nine months ended March 31, 2024 and 2023, respectively.

Net income for the three months ended March 31, 2024 increased by $3,647,000 to $13,196,000 or $0.36 per diluted share as compared to $9,549,000 or $0.26 per diluted share for the same period a year ago. Net income for the nine months ended March 31, 2024 increased by $19,722,000 to $36,284,000 or $0.98 per diluted share as compared to $16,562,000 or $0.45 per diluted share for the same period a year ago. The increase in net income for the three and nine months ended March 31, 2024, was primarily due to the items described above.

Liquidity and Capital Resources

The Company has cash, certificates of deposit (“CD”) which mature within 12 months, and marketable securities which aggregate to $87.5 million. During the nine months ended March 31, 2024, the Company utilized a portion of its cash balance at June 30, 2023 ($160,000) to purchase marketable securities and other investments ($1,123,000) and property, plant and equipment ($1,043,000). The securities and investments consist of money market accounts, CD’s and time deposits. During the nine months ended March 31, 2024, the Company generated cash flows from operations of $31,032,000. The Company believes its current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company’s operations through the next twelve months.

Accounts receivable at March 31, 2024 increased by $4,204,000 to $30,273,000 as compared to $26,069,000 at June 30, 2023. This increase was due primarily to sales of intrusion products to a large, new customer during the nine months ended March 31, 2024 as well as sales of door locking products to one of the Company’s customers in March 2024 to supply several of their contracting jobs.

Inventories, which include both current and non-current portions, increased by $1,754,000 to $50,103,000 as of March 31, 2024, as compared to $48,349,000 at June 30, 2023. The increase was due primarily to the Company level-loading its production facility where production is smoothed out over the year in order to avoid large fluctuations in manpower requirements throughout the fiscal year.

Accounts payable and accrued expenses, not including income taxes payable, remained consistent at $19,745,000 as of March 31, 2024 as compared to $19,686,000 as of June 30, 2023.

As of March 31, 2024 long-term debt consisted of a revolving line of credit of $20,000,000 (“Amended Agreement”), with no amounts outstanding, which expires in February 2029. The revolving credit facility contains various restrictions and covenants including, among others, restrictions on borrowings and compliance with certain financial ratios, as defined in the agreement. The Company’s long-term debt is described more fully in Note 8 to the condensed consolidated financial statements.

As of March 31, 2024, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. In addition, the Company’s balance sheet reflects a refund liability of $5,224,000 as of March 31, 2024 for customer returns and promotional credits which is more fully discussed in Note 2 to the condensed consolidated financial statements.

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

All foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations. We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $890,000.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as of March 31, 2024. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, management concluded that such disclosure controls and procedures were not effective, at the reasonable assurance level, as of March 31, 2024, as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Plans for Remediation of Material Weaknesses

During the nine months ended March 31, 2024, the Company engaged an external consultant to assist with its plan to remediate the material weaknesses. The remediation plan includes the following activities:

●	The Company installed monitoring software that logs and tracks the activity of the administrative users and generates reports of all logged activity. These reports are reviewed by qualified personnel periodically. All other users are provisioned access consistent with their job responsibilities and approved by a manager. Access recertifications are performed periodically.

●	The Company enhanced its review of the inventory forecast and added a retrospective reconciliation of the historical inventory data utilized in the inventory reserve and forecast. The control processes include the inventory reconciliation and documentation of the reasons for any adjustments to the historical data by production, sales and finance management.
●	The Company refined the method it uses to calculate the cost of component parts and implemented a new control which expanded its review of the costs of components to identify any significant inventory cost fluctuations or errors prior to the filing of its quarterly and annual financial statements.

Our remediation efforts are ongoing and we will continue to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2024 and beyond. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time to enable management to conclude, through testing, that these controls are operating effectively. Testing of these newly designed controls is underway.

While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed testing or concluded on the effectiveness of all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in the Company’s internal controls over financial reporting, except for the remediation efforts described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as described above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 13, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 as well as the Form 424(b)(7) Prospectus, filed on March 7, 2024. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K and Form 424(b)(7) for the three and nine months ended March 31, 2024.

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

May 6, 2024

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors & Chief Executive Officer
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
President, Chief Operating Officer & Chief Financial Officer
(Principal Financial and Accounting Officer)