Form 10-K
period 2024-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2024-08-29
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _ to___

Commission File Number 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

333 Bayview Avenue, Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 842-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NSSC	The Nasdaq Stock Market LLP

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

As of December 31, 2023, the aggregate market value of the common stock of Registrant held by non-affiliates based upon the last sale price of the stock on such date was $1,125,965,428.

As of August 28, 2024, 36,874,471 shares of common stock of Registrant were outstanding.

PART I

ITEM 1: BUSINESS.

Overview

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”) is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold principally to independent distributors, dealers and installers of security equipment. We are dedicated to developing innovative technology and producing the next generation of reliable security solutions that utilize remote communications and wireless networks.

Our net sales were $188.8 million, $170.0 million and $143.6 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.  The increase in our net sales from fiscal 2023 to 2024 was driven primarily from the continued growth of our recurring services revenues ($15.8 million) as well as an increase in sales of equipment products ($3.0 million). The increase in equipment sales was due primarily to the increased demand for the Company’s door-locking products. Our net income was $49.8 million, $27.1 million and $19.6 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. The increase in net income during fiscal 2024 was due primarily to the growth of the recurring service revenues which generated a gross margin of 90% during the period.

Our Products and Services

Since 1969, NAPCO has established a heritage and proven record in the professional security community for reliably delivering both advanced technology and high-quality security solutions, building many of the industry’s widely recognized brands, such as NAPCO Security Systems, Alarm Lock, Continental Access, Marks USA, and other popular product lines. The Company’s products and services are comprised primarily of the following:

●	Standalone and networked digital door locks
●	Standard and custom Locksets, Panic Devices and Door Closers
●	Intrusion alarm equipment
●	Intrusion and fire alarm cellular communication devices and services
●	Integrated cellular intrusion alarm systems
●	Door controllers and hosted services for access control

Door Security Products

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

Cellular Communication (Recurring Service Revenues)

The Company provides cellular access for the cellular communication devices described above. These services are provided to the Company’s service customers on a month-to-month basis.

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

Our Growth Drivers

Recurring Service Revenue

In 2012, we began to generate monthly recurring service revenue by developing our cellular radio technology. Revenues from these services have grown significantly over the past several years, increasing 65% from fiscal 2022 to fiscal 2024. These revenues, which currently have a gross margin of approximately 90% for the fiscal year ended June 30, 2024, represent approximately 40% of our total revenue for the fiscal year ended of June 30, 2024. The Company’s long-term goal is to have revenues from these recurring services represent at least 50% of total revenue.

We continue to introduce additional products generating recurring revenues, primarily in cellular communication devices. These products are installed at the premises of end users and we generate revenue from the installers by both the upfront purchase of our products and the monthly subscription fees for cellular communication services. Monthly recurring service revenue generate higher gross margins, and allows us to generate a more consistent and predictable stream of income and mitigates the risk of fluctuation in market demand for our equipment products. We believe there is a significant market opportunity for these products and services, because many commercial and residential customers prefer to purchase real-time security monitoring services to ensure continuous protection and swift responses to security breaches and fire alarms.

We intend to continue pursuing recurring revenue opportunities by developing new and innovative products and continuing our aggressive sales and marketing efforts.

School Security and Public Safety

We have developed products to help address security concerns arising from the significant need for increased security in schools and other public spaces. In the U.S., there are over 100,000 K-12 schools, over 5,000 colleges and universities and over 350,000 houses of worship. Management estimates many of these institutions do not have adequate protection from an active shooter or intruder. As a result of increased “active shooter” incidents, a number of U.S. states and local governments have substantially increased school security budgets. Many colleges and universities have large endowments which are starting to be utilized to address this critical issue. Security equipment and services focused on education has reached over $3 billion in revenues and this segment is still in the early stages as many K-12 schools, colleges and universities have still not addressed this issue.

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

Our manufacturing facility located in the Dominican Republic (“D.R.”) manufactures over 90% of our products. It is located in a free zone which is a tax-advantaged location. The Company also benefits from the lower tariffs available to it under The Dominican Republic-Central America FTA (CAFTA-DR). The D.R. manufacturing operation is vertically integrated and operates in a low-cost location, where the typical labor cost are significantly less than the cost for similar services in the U.S. The D.R. facility allows us to maintain a lower manufacturing overhead and improve our gross margin. The building is self-contained with an ability to withstand a Category 5 hurricane. Shipping times from the D.R. to the Amityville facility are typically 6-8 days.

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

Our Strategy

Due to paradigm changes in the security marketplace, the Company’s focus has been on mandatory (non-elective) systems, such as fire systems with central station monitoring in commercial buildings, and iOT-driven connectivity services in high growth and margin categories. As copper land lines are phased out and more people switch to cellular phone service for their homes, our cellular communication services become increasingly attractive in these installations, both new and existing. We have built a strong competitive position by developing a wide range of software capabilities from embedded micro-coding to enterprise system software, database design, mobile applications development, user portal design, mechanical and electronic mechanisms and telecommunications, featuring our significant radio and cellular communications expertise. This has enabled us to create recurring revenue opportunities across product lines, and our goal is to expand such opportunities to generate recurring revenue that will account for over 50% of our total revenue and to sustain profitability from recurring revenue margins that recently have approximated 90%. We are also focusing on security solutions for the healthcare industry, including anti-ligature lockets designed for life safety and liability reduction in hospitals, behavior health institutions and correctional facilities, and such products are highly profitable while complying with applicable regulatory and health standards. We believe that our ability to design and produce these products and services are possible due to our advanced set of in-house engineering technology capability from mechanical to electronic and electro-mechanical products, digital, microprocessor and analog circuit design, networking products, and wireless and cellular communications electronics.

Research and Development

The success of the Company’s business depends substantially on its ability to develop new and proprietary technology and products conducted primarily by its engineering department to develop and improve the products. The Company intends to continue to conduct a significant portion of its future research and development activities internally. We spend approximately 6% of our revenues on research and development.

Our Human Capital Resources

As of June 30, 2024, the Company had 1,070 full-time employees. 276 of these were located in the United States (“U.S.”) and 794 were located at our manufacturing facility in the Dominican Republic (“DR”). 40 of our U.S. employees are covered by a collective bargaining agreement. We also engage consultants from time to time. Management considers its relationship with its employees to be very good.

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

Marketing

The Company's staff of approximately 59 sales and marketing support employees sells and markets our products primarily to independent distributors, wholesalers and dealers of security alarm and security hardware equipment. The Company currently has approximately 1,800 active customers made up of distributors, installing dealers and wholesalers who purchase our products directly from the Company as well as many more who purchase our products from these distributors. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities.

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

Our executive offices are located at 333 Bayview Ave, Amityville NY 11701. Our telephone number is (631) 842-9400.

Website Access to Company Reports

Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our website (https://investor.napcosecurity.com/sec-filings) on the same day they are electronically filed with the Securities and Exchange Commission. The Company has one class of Common Stock which trades on the NASDAQ Global Market under the symbol “NSSC”.

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

We are subject to the effects of general economic and market conditions. In the event that any of these conditions deteriorate, our revenue, profit and cash-flow levels could be materially adversely affected in future periods. In the event of such deterioration, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. If such events do occur, they may result in our expenses being too high in relation to our revenues and cash flows. Volatile, negative, or uncertain economic conditions, an increase in the likelihood of a recession, or concerns about these or other similar risks may negatively affect the demand for our products, which could materially and adversely affect our business, results of operations, and financial condition.

In addition, ongoing instability and current conflicts, including in Eastern Europe, the Middle East, and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the ongoing conflict between Russia and Ukraine, the ongoing Israel/Hamas conflict and its regional effects, and increased tensions in Asia, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations, and profitability. These types of matters cause uncertainty in financial markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate.

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

Certain of our expenses are fixed or semi-variable, including our costs for operating our manufacturing facilities. While expense levels relative to current sales levels result in positive net income and cash flows, if sales levels decrease significantly and we are unable to reduce expenses proportionately, our business may be adversely affected. The amount of our operating expenses are subject to variables and factors that may not be within our control, including but are not limited to, unexpected expenses relating to the manufacturing of products; increased compensation requirement for our employees and cost of raw materials. A significant portion of our expense is labor cost, including costs for workers who are operating our facility in the Dominican Republic. While we have been able to control our expenses due to the lower labor costs in the Dominican Republic, there is no guarantee that such costs will not increase in the future, or that a sufficient number of workers in Dominican Republic will be available to operate the facility efficiently, and our failure to maintain effective labor costs may adversely affect our results of operations. We may face heightened inflationary pressure, which could impact the cost of doing business in both supply and labor markets. Any potential inflationary pressures could be exacerbated by geopolitical turmoil and economic policy actions, and the duration of any such pressures is uncertain.

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

We may not be able to grow our recurring service revenue business to generate consistent revenue and profitability.

A significant driver of our growth is our recurring revenue business in which customers who purchased our products and equipment are required to pay monthly fees for communications services to maintain the operation of such products. Our recurring revenue products, such as StarLink, iSecure and iBridge, tend to generate higher gross margin and are less susceptible to volatility of market demand and economic conditions. We face intense competition where other companies with greater resources and experience have established a wider and more entrenched customer base for similar products and services, making it more difficult for us to penetrate into such markets. In addition, we are required to incur costs to maintain a network operations center to provide customer support and services, and to comply with federal and state regulations governing the operation and communications of these products. Such costs may reduce our profitability if we are not able to grow and expand the recurring revenue business. As we are increasingly dependent on recurring revenue products as a driver for growth, our failure to execute our strategy for this business line will materially adversely affect our financial conditions and prospects.

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

We may not be able to gain widespread or timely market acceptance of our new products and continue to build and enhance our brand to achieve growth.

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

The effects of an epidemic, pandemic, or similar outbreak have negatively impacted and could negatively impact, our business and financial results.

Any epidemics, pandemics, or similar outbreaks such as COVID-19 and its variants could create economic uncertainty and disruptions to the global economy that could adversely affect our businesses, or could lead to operational difficulties, including travel limitations, that could impair our ability to manage or conduct our business. As a result of the COVID-19 pandemic and the related economic downturn, we experienced a decline in the demand for our products, as our distributors and customers reduced orders and adjusted their inventory channel in response to slowdown in spending and demand for security products. While the economic recovery from this pandemic has resulted in increased demand for our products beginning in the fiscal year ended June 30, 2021, re-institution of a prolonged stay-at-home order, or any other continued decrease in economic activity as a result of COVID-19 pandemic, could have a negative adverse impact on our customers and their financial condition, which could impact their ability to meet their financial obligations and could result in elevated levels of delinquencies and bad debt losses. In addition, we rely upon our third-party vendors to provide parts and materials for us to produce our products. If any of these vendors are unable to continue to provide us with these parts and materials, it could negatively impact our ability to serve our customers. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of COVID-19 pandemic in areas where we operate.

Beginning in the fiscal year ended June 30, 2021, the impact of the COVID-19 pandemic on the Company’s operations lessened. However, the future impact of the ongoing COVID-19 pandemic remains uncertain and subject to change. We cannot predict if there will be a resurgence of COVID-19 or a similar pandemic or outbreak, and when related governmental orders and restrictions will be eased or lifted, and any extension or prolonged implementation of these restrictions will further adversely affect our business, customers and financial results. Even after such orders and restrictions are eased or lifted, the severe economic harm and recession inflicted upon the jurisdictions and areas in which we operate may last for an extended period of time and continue to adversely affect our business and financial performance, and there is no guarantee that we will be able to act quickly and effectively to return to our normal operations. Any future epidemic, pandemic, or similar outbreak as the COVID-19 pandemic may have similar impacts, and we cannot currently anticipate the potential impact on our business and results of operations due to any such outbreak.

Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.

We are subject to numerous state, federal and international laws and regulations that involve matters central to our business, including data privacy and security, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these legal requirements in the conduct of our business, including by us, or any of our employees, distributors, or other service providers or partners, could result in significant fines and other damages, criminal sanctions against us or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with our products or commercial contracts could also result in liability for significant monetary damages, fines and criminal prosecution, unfavorable publicity, and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

Investigations, claims, disputes, enforcement actions, litigation, arbitration, or other legal proceedings could require us to pay potentially large damage awards or penalties and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.

We are subject to and may become a party to various litigation matters, claims, investigations, enforcement actions, arbitrations, or other legal proceedings that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties, or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or fully indemnified or insured, they could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future, and responding to any action may result in a significant diversion of management’s attention and resources. For example, we are subject to a purported class action related to the restatement of our previously issued condensed financial statements with respect to the first three quarters of the fiscal year ended June 30, 2023. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.

Cybersecurity incidents and other disruptions to our information and technology systems, or the information systems of third parties whom we do business with, may compromise our information and expose us to liability that could adversely impact our financial condition, business operations, and reputation.

We are dependent on information technology networks and systems, including the Internet, to process, transmit, report and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our distributors, customers, partners and employees, including personal information. Our information technology systems, along with those of the third parties whom we rely on, are potentially vulnerable to a variety of evolving cybersecurity threats that may expose our data to unauthorized persons or otherwise compromise its integrity. In addition, cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, attacks on our cloud networks, phishing attempts, social engineering attempts, distributed denial of service attacks and other advanced persistent threats or malicious software programs that attack our products and services, our networks and network endpoints or otherwise exploit any security vulnerabilities of our products, services and networks. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platforms and solutions, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. If any one of these risks materializes, our business, financial condition, cash flows or results of operations could be materially and adversely affected.

While we have implemented cybersecurity measures designed to protect our information technology systems as well as the confidential and sensitive data in our possession, there can be no assurance that these measures will be effective. Additionally, the third-parties with whom we do business (including, but not limited to, service providers, such as accountants, custodians and administrators) may be sources or targets of cybersecurity attacks or other technological risks. While we engage in actions to reduce our exposure to third-party risks, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Cybersecurity threat actors and their techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident has occurred.

If we, or a third party upon whom we rely, experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences. These consequences may affect our business strategy, results of operations, or financial condition and can include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

The legal, regulatory and contractual environment surrounding information security, privacy and credit card fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. Further, as the regulatory focus on cybersecurity issues continues to increase and worldwide laws and regulations concerning the protection of computer systems, data and personal information expand and become more complex, these potential risks to our business will intensify. A significant actual or potential theft, loss, fraudulent use or misuse of distributor, customer, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding security of such data or a violation of security policies with respect to such data could result in loss of confidential information, damage to our reputation, early termination of our business relationships, litigation, regulatory investigations or actions and other liabilities or actions against us, including significant fines by U.S. federal and state authorities, and other countries and private claims by companies and individuals for violation of data privacy and security regulations.

We rely on the effort and continuing service of our senior management members

The success of the Company is largely dependent on the effort and service of our senior management members, including Mr. Richard Soloway, the founder, Chief Executive Officer, Chairman of our board of directors, and Mr. Kevin Buchel, President, Chief Operating Officer and Chief Financial Officer. We depend on them for various aspects of our business operation, including their experience and knowledge in the industry, extensive relationships with distributors and customers, and their leadership to develop and implement business strategies. The loss or reduction of services by Mr. Soloway and Mr. Buchel could have a material adverse effect on the Company’s business and prospects.

Our business could be materially adversely affected as a result of the inability to maintain adequate financing.

While our business currently does not have any debt and finances operations and capital expenditures solely utilizing cash-flows from operations, we have an unused credit facility in the event that we need to supplement current cash-flows with outside financing. The credit facility provides for certain financial covenants relating to ratios affected by profit, asset and debt levels. If the Company’s profits, asset or cash-flow levels decline below the minimums required to meet these covenants and we require outside financing, the Company may be materially adversely affected. Effects on the Company could include higher interest costs, reduction in borrowing availability or revocation of these credit facilities. We also may seek to obtain additional financing by issuing equity securities or equity-linked securities or obtaining debt financing to obtain additional funds to expand our business. If we issue additional equity or equity-linked securities, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. If we engage in additional debt financing, the holders of such debt would have priority over the holders of our common stock, and we may be required to accept terms that further restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. Any of the above could harm our business, results of operations, and financial condition. Moreover, instability in the credit or capital markets in the U.S., including as a result of failures of financial institutions and any related market-wide reduction in liquidity, or concerns or rumors about events of these kinds or similar risks, could affect the availability of credit or our credit ratings, making it relatively difficult or expensive to obtain additional capital at competitive rates, on commercially reasonable terms or in sufficient amounts, or at all, thus making it more difficult or expensive for us to access funds.

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

We have identified a material weakness in our system of internal controls and are in the process of remediation. If not remediated, this material weakness could result in material misstatements in our financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

We identified a material weakness in our internal controls over financial reporting as of June 30, 2024. Refer to Part II —Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K for management’s assessment as of June 30, 2024.

Based on this material weakness, the Company’s management has concluded that as of June 30, 2024, the Company’s internal controls over financial reporting were not effective.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Management identified a material weakness related to inventory costing. The material weakness was a result of ineffective review of information used in the inventory costing process.

Management, with the oversight of the audit committee of our Board of Directors, is currently designing and implementing reconciliation procedures to determine that the information used is complete and accurate and expects to complete these actions during fiscal 2025. While the Company has begun the process to take measures which it believes will remediate the underlying cause of this material weakness, there can be no assurance as to when the remediation plan will be fully developed and implemented and whether such measures will be effective. Until the Company’s remediation plan is fully implemented and effective, the Company will continue to devote time, attention and financial resources to this effort.

If we do not adequately complete our remediation in a timely fashion, we cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and a decline in the market price of our stock, and we could be subject to litigation and sanctions or investigation by regulatory authorities, such as Nasdaq, the SEC, or other regulatory authorities.

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

We may become subject to short selling strategies driving down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. Because it is in the short seller’s best interests for the price of the securities to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Companies, like us, that are subject to unfavorable allegations, even if untrue, may have to expend a significant resources to investigate any such allegations, including in connection with securityholder litigation against the Company or investigations by regulators related to or prompted by any such allegations.

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C: CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We face significant and persistent cybersecurity risks due to the global nature of our business, the use of information technology systems, infrastructure and data in our business operations and our reliance on third-party vendors, suppliers, customers and business partners. We defend our systems against cybersecurity attacks on a daily basis and rely heavily on the reliability, security and efficiency of our information technology systems and ongoing employee training to face these threats. We maintain a cyber risk management program designed to assess, identify and manage cybersecurity threats. Our cyber risk management program has been integrated into our overall risk management program. The Audit Committee of our Board of Directors and our management are involved in the oversight of our risk management program, of which cybersecurity represents an important component.

We rely on a multidisciplinary team, including our information security function, outside legal counsel, management, and third-party service providers, as described further below, to identify, assess, and manage cybersecurity threats and risks. These processes include, among other things, annual security awareness training for employees, programs to increase awareness of phishing attempts, tools to detect and monitor unusual network activity, and processes to contain, escalate and respond to incidents. In addition, we have an enterprise Information Security Policy describing our cybersecurity program and governance structure and the processes and procedures in place to identify, mitigate and remediate cybersecurity threats and risks.

We have an incident response plan for managing cybersecurity incidents and associated crisis communication procedures designed to facilitate coordination across the Company and with our partners, customers, the public and others.

To further protect our business, we partner with a third-party vendor to provide cybersecurity and risk management as a managed service offering. They provide cybersecurity risk assessment and threat intelligence to the Company, in addition to acting as a managed service provider for our information technology program. We decided to retain a third party for these services given the small size of our Company and internal information technology staff and the quality, comprehensiveness, and cost-effectiveness of the services offered. An internal team, led by our Vice President of Information Technology, who has over 30 years’ of experience in IT security matters, oversees and works collaboratively with this third-party vendor to evaluate the strength of our cybersecurity protocols and the results of testing to determine what additional actions, such as trainings or remedial actions, are necessary to lessen cybersecurity risks.

Third Party Risk Management

We also monitor and manage cybersecurity risks associated with our third-party service providers, including our managed security service provider, suppliers, customers and vendors, though, among other things, the processes set forth in our policies and procedures, due diligence processes, regular oversight, monitoring and auditing of our relationships by internal staff, supplier codes of conduct and escalation practices for reporting issues. We require our third-party providers to meet appropriate security requirements and controls prior to providing access to our internal systems, and investigate and report any security incidents, as appropriate.

Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information, see "Risk Factors—Risks Related to “Cybersecurity incidents and other disruptions to our information and technology systems, or the information systems of third parties whom we do business" in Part I, Item IA of this Annual Report on Form 10-K.

Cybersecurity Governance

Risk assessment and oversight are an integral part of our governance and management processes. The Audit Committee of our Board of Directors (the "AC") has ultimate oversight of the Company's risk management. The AC is responsible for overseeing our enterprise risk management program, including material risks related to cybersecurity threats. The AC receives regular updates from management, including the information technology and legal teams, on cybersecurity risk resulting from risk assessments and reviews any information on relevant internal and industry cybersecurity incidents and is notified between such updates relative to any incidents which could materially affect the Company. Based on this information, our AC monitors the Company's cybersecurity program, including potential threats, weaknesses and vulnerabilities, and reviews the policies and procedures in place to prevent, detect and respond to cybersecurity threats and unauthorized access to our information security systems. Significant findings related to cybersecurity, data and technology risks or incidents are at least annually reported to and discussed with the Board of Directors.

Our information technology department is responsible for assessing the risk of cybersecurity threats and hiring appropriate personnel and third-party consultants to oversee the cybersecurity program.

ITEM 2: PROPERTIES.

The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized building of approximately 100,000 square foot on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities.

The Company’s foreign subsidiary located in the Dominican Republic, Napco DR, S.A., owns a building of approximately 180,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease. As of June 30, 2024, a majority of the Company’s products were manufactured at this facility, utilizing U.S. quality control standards.

Management believes that these facilities are more than adequate to meet the needs of the Company in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS.

The discussion under the heading Legal Proceedings within Note 14, “Commitments and Contingencies” to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 4: MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “NSSC.” As of August 28, 2024, there were approximately 56 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders

Dividend Information

Dividend Declaration Date	Stockholders of Record Date	Dividend Payable Date	Per Share Cash Dividend Amount

May 2, 2024	June 3, 2024	June 24, 2024	$ 0.10
February 1, 2024	March 1, 2024	March 22, 2024	$ 0.10
November 2, 2023	December 1, 2023	December 22, 2024	$ 0.08
August 18, 2023	September 1, 2023	September 22, 2023	$ 0.08
May 5, 2023	May 22, 2023	June 12, 2023	$0.0625

Equity Compensation Plan Information as of June 30, 2024

NUMBER OF SECURITIES
	NUMBER OF SECURITIES	WEIGHTED AVERAGE	REMAINING AVAILABLE FOR
	TO BE ISSUED UPON	EXERCISE PRICE OF	FUTURE ISSUANCE (EXCLUDING
	EXERCISE OF	OUTSTANDING	SECURITIES REFLECTED IN
	OUTSTANDING OPTIONS	OPTIONS	COLUMN (a)
PLAN CATEGORY	(a)	(b)
Equity compensation plans approved by security holders (1):	639,236	$24.71	863,100
Equity compensation plans not approved by security holders:	—	—	—
Total	639,236	$24.71	863,100
(1)	In August 2022, the stockholders approved the 2022 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company’s common stock to be acquired by the holders of such awards. In May 2020, the stockholders approved the 2020 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards. In December 2018, the stockholders approved the 2018 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards. In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,900,000 shares of the Company’s common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards.

ITEM 6: RESERVED

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Napco Security Technologies, Inc. (“NAPCO”). MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2024 compared to the year ended June 30, 2023. For a discussion of the year ended June 30, 2023 compared to the year ended June 30, 2022, please refer to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2023.

Overview

Napco is a leading manufacturer and designer of high-tech electronic security devices, wireless communication services for intrusion and fire alarm systems as well as a provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products, used for commercial, residential, institutional, industrial and governmental applications. We have experienced significant growth in recent years, primarily driven by our recurring service revenues  from wireless communication services for intrusion and fire alarm systems.

NAPCO has established a heritage and proven record in the professional security community for reliably delivering both advanced technology and high-quality security solutions. We are dedicated to developing innovative technology and producing the next generation of reliable security solutions that utilize remote communications and wireless networks.

Highlights from fiscal year 2024 compared with fiscal year 2023 included:

●	Net sales for the year increased 11% to a record $188.8 million as compared to $170.0 million.
●	Recurring service revenue (“RSR”) for the year increased 26% to $75.7 million as compared to $59.9 million.
●	Gross margin for recurring service revenue increased to 90.5% as compared to 89.0%.
●	Gross margin for equipment revenue was 29.4% as compared to 18.0%.
●	Net income increased 84% to a fiscal year record $49.8 million as compared to $27.1 million.

Industry Trends

Our industry is dynamic and highly competitive, with frequent changes in both technologies and business models. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business. Napco continually innovates through a broad range of research and development activities that seek to identify and address the changing demands of customers, industry trends, and competitive forces.

Economic Conditions and Other Factors

We are subject to the effects of general macroeconomic and market conditions.

The markets for security devices and services are dynamic and highly competitive. Our competitors are continually developing new products and solutions for consumers and businesses. We must continue to evolve and adapt to respond to customer and user preferences over an extended time in pace with this changing environment.

Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

Seasonality

Our revenue fluctuates quarterly and is generally higher in the fourth quarter of our fiscal year.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We continuously evaluate our estimates and judgments based on historical experience, as well as other factors that we believe to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical estimates include management’s judgments associated with reserves for sales returns and allowances, allowance for credit losses, overhead expenses applied to inventory, inventory reserves, valuation of intangible assets, share based compensation and income taxes. These estimates may change in the future if underlying assumptions or factors change, and actual results may differ from these estimates.

We consider the following significant accounting policies to be critical because of their complexity and the high degree of judgment involved in maintaining them.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Equipment Revenue

Equipment revenue, which includes shipping and handling costs, is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer, which is typically the date of shipment of the related equipment when the product is picked up by the carrier or customer. A provision for product returns, credits and rebates is recorded as a reduction of equipment revenue in the same period the revenue is recognized.

The Company provides a limited standard warranty for defective products, usually for a period of 24 to 36 months, and accepts returns for such defective products as well as for other limited circumstances. The Company also provides rebates to customers for meeting specified purchasing targets and other coupons or credits in limited circumstances. Reserves are established for the estimated returns, rebates and credits and such variable consideration is measured based on the expected value method.

The Company analyzes product sales returns and is able to make reasonable and reliable estimates of product returns based on several factors including actual returns and expected return data communicated to the Company by its customers.

Service Revenue

Service revenue is primarily generated from the sale of monthly cellular communication services to customers. Those sales predominantly contain a single performance obligation and revenue is recognized ratably with the delivery of cellular communication service over the related monthly period, and when ownership, risks and rewards transfer to the customer..

The services are billed monthly, and customers have the right to cancel the cellular communication services at any time, however the contract with the customer does not provide.

Inventory Valuation

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

The Company records a reserve for excess and slow-moving inventory, which represents the difference between the cost of the inventory and its estimated realizable value. This reserve is calculated using an estimated excess and slow-moving percentage applied to the inventory based on age, historical trends, product life cycle, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated excess and slow-moving percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments are as follows:

	June 30, 2024	June 30, 2023

Cash	$18,823	$20,713
Money Market Fund	41,116	63
Certificate of Deposits	5,402	15,179
	$65,341	$35,955

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months.

A summary of the cash flow activity for the year ended June 30, 2024 and 2023 is as follows:

Cash Flows from Operating Activities

	Fiscal Year ended June 30,
	2024	2023

	(in thousands)

Net income	$49,818	$27,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,163	1,930
Gain on disposal of fixed asset	—	(15)
Interest expense (income) on other investments	31	(470)
Unrealized (gain) loss on marketable securities	(56)	80
(Recovery of) Provision for credit losses	(99)	(112)
Change to inventory reserve	1,691	(445)
Deferred income taxes	(2,776)	(2,818)
Stock based compensation expense	1,733	1,464
Changes in operating assets and liabilities:	(7,137)	(2,041)
Net Cash Provided by Operating Activities	$45,368	$24,700

Net cash provided by operating activities was $45.4 million for the year ended June 30, 2024 and was due to net income of $49.8 million and adjustments for non-cash items of $2.7 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $7.1 million. The changes in operating assets and liabilities were largely attributable to increases in inventories, accounts receivables, prepaid expenses, accrued expenses and income taxes receivable and decreases in other assets and accounts payable.

Net cash provided by operating activities was $24.7 million for the year ended June 30, 2023 and was due to net income of $27.1 million offset by a decrease in cash flow from operating activities due to changes in operating assets and liabilities of $2.0 million and an adjustment for non-cash items of $0.4 million. The changes in operating assets and liabilities was largely attributable to a decrease in accounts receivables and inventories offset by an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

	Fiscal Year ended June 30,
	2024	2023
Purchases of property, plant, and equipment	$(1,594)	$(2,962)
Proceeds from disposal of fixed asset	—	38
Purchases of marketable securities	(206)	(148)
Purchases of other investments	(1,351)	(35,281)
Redemption of other investments	—	10,091
Net Cash Used in Investing Activities	$(3,151)	$(28,262)

The cash used in investing activities during the year ended June 30, 2024 was primarily attributable to net cash used for capital expenditures and purchase of investments. The cash used in investing activities during the year ended June 30, 2023 was primarily attributable to the net change in investments, as well as capital expenditures. The change in use of cash for investing activities from 2023 to 2024 was a reduction in investments in term deposits (other investments).

Cash Flows from Financing Activities

	Fiscal Year ended June 30,
	2024	2023
Proceeds from stock option exercises	$427	$85
Cash paid for dividend	(13,258)	(2,298)
Net Cash (Used in) Provided by Financing Activities	$(12,831)	$(2,213)

The cash used in financing activities for the years ended June 30, 2024 and 2023 was primarily related to the payment of stockholder dividends.

As of June 30, 2024, the Company’s available revolving credit line was $20,000,000, which expires in February 2029. As of June 30, 2024 and 2023, the Company has no outstanding debt.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

	As of June 30,
	2024	2023
Current Ratio	7.6 to 1	6.7 to 1
Sales to Receivables	5.9 to 1	6.5 to 1

Working Capital. Working capital increased by $34,861,000 to $146,534,000 at June 30, 2024 from $111,673,000 at June 30, 2023.Working capital is calculated by deducting Current Liabilities from Current Assets.

Contractual Obligations and Commitments

As of June 30, 2024, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

Results of Operations

Fiscal 2024 Compared to Fiscal 2023

	Fiscal year ended June 30, (dollars in thousands)
			% Increase/
	2024	2023	(decrease)
Net sales: equipment revenues	$113,071	$110,062	2.7%
service revenues	75,749	59,935	26.4%
	188,820	169,997	11.1%
Gross Profit: equipment	33,209	19,865	67.2%
services	68,545	53,368	28.4%
	101,754	73,233	38.9%
Gross profit as a % of net sales	53.9%	43.1%	25.1%
equipment	29.4%	18.0%	63.3%
services	90.5%	89.0%	1.6%

Research and development	10,763	9,328	15.4%
Selling, general and administrative	37,173	33,580	10.7%
Selling, general and administrative as a % of net sales	19.7%	19.8%	(0.5)%
Operating Income	53,818	30,325	77.5%
Interest and other income (expense), net	2,568	903	184.4%
Provision for income taxes	6,568	4,101	60.2%
Net income	49,818	27,127	83.6%

Net Sales

Net sales in fiscal 2024 increased by $18,823,000 to $188,820,000 as compared to $169,997,000 in fiscal 2023. The increase in net sales was primarily due to increased sales of the Company’s recurring alarm communication services of $15,814,000, Alarm Lock brand door-locking products of $4,099,000, Marks brand door-locking products of $6,882,000 as partially offset by a decrease in sales of Continental brand access control products of $206,000 and Napco brand intrusion products of $7,766,000.

Gross Profit

The Company's gross profit increased by $28,521,000 to $101,754,000 or 54% of net sales in fiscal 2024 as compared to $73,233,000 or 43.1% of net sales in fiscal 2023. Gross profit on equipment sales was $33,209,000 or 29.4% of net equipment sales in fiscal 2024 and $19,865,000 or 18.0% of net equipment sales, in fiscal 2023. Gross profit on service revenues was $68,545,000 or 90.5% of net service revenues in fiscal 2024 and $53,368,000 or 89.0% of net service revenues, in fiscal 2023. The increase in Gross profit on equipment sales was primarily the result of the higher equipment sales, which increased overhead absorption, as well as the stabilization of component costs as partially offset by increased labor costs in both the U.S. and Dominican Republic.

Research and Development

Research and Development expenses increased by $1,435,000 to $10,763,000 in fiscal 2024 as compared to $9,328,000 in fiscal 2023. This increase was due primarily to salary increases and additional staff.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2024 increased by $3,593,000 to $37,173,000 as compared to $33,580,000 in fiscal 2023. Selling, general and administrative expenses as a percentage of net sales remained consistent at 19.7% in fiscal 2024 compared to 19.8% in fiscal 2023. The increases was a result of transaction costs associated with the Company’s Form S-3 filing, increased employee compensation costs, as well as increased accounting and legal expenses, partially offset by lower credit card fees.

Other Income (Expense)

Other income (expense) for fiscal 2024 increased by $1,665,000 to $2,568,000 as compared to income of $903,000 for the same period a year ago. This increase was due primarily to interest and dividend income from the Company’s cash and short-term investments.

Income Taxes

The Company’s provision for income taxes for fiscal 2024 increased by $2,467,000 to $6,568,000 as compared to $4,101,000 for the same period a year ago. The Company’s effective tax rate for fiscal 2024 decreased to 12% as compared to 13% for fiscal 2023 as a result of a larger portion of the Company’s taxable income being attributable to foreign operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this prospectus regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2024 for more information. These factors and the other cautionary statements made in this prospectus and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this prospectus and the documents we incorporate by reference. In addition, any forward-looking statements represent our estimates only as of the date that this prospectus is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We internally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $5.4 million at June 30, 2024. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2024, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $108,000. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Currency Exchange Risk

We conduct business with non-U.S. customers, however all foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers.

If changes in exchange rates were to negatively effect these customers, the Company could have trouble collecting unsecured receivables, and or experience the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $886,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

a. Financial Statements: Financial statements required pursuant to this Item are presented on pages FS-1 through FS-32 of this report as follows:

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Napco Security Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Napco Security Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2024, the related consolidated statements of income, stockholders' equity, and cash flows, for the year ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Excess and Slow-Moving Inventory Reserve — Refer to Note 1 and 6 to the financial statements

Critical Audit Matter Description

Management records a reserve for excess and slow-moving inventory, which represents any excess of the cost of the inventory over its estimated net realizable value. The reserve is calculated using an estimated reserve percentage applied to the inventory based on age, historical trends, product life cycle, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product. The reserve for excess and slow-moving inventory was $5 million at June 30, 2024.

We identified the reserve for excess and slow-moving inventory as a critical audit matter because of the significant estimates and assumptions management makes to determine the reserve, specifically the reserve percentage and forecasted inventory usage. This required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s reserve for excess and slow-moving inventory.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant estimates and assumptions used in the excess and slow-moving inventory reserve included the following, among others:

●	We tested the operating effectiveness of management’s internal controls over the determination of the inventory reserve.
●	We evaluated the methods and assumptions used by management to estimate the inventory reserve by:
o	Testing the significant inputs used to determine the reserve percentage for accuracy and completeness.
o	Inquiring with production and engineering management of the Company as to specific products considered in the reserve, the product life cycles and corroborating alternate applications where applicable.
o	Comparing management’s forecasted usage with (1) historical inventory usage as well as forecasted sales, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
o	Evaluating management’s ability to accurately forecast inventory usage by comparing actual results to management’s historical forecasts.
o	Considering the impact of changes in the macroeconomic environment on management’s forecasted usage.
o	Testing the mathematical accuracy of management’s calculations.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York

August 29, 2024

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Napco Security Technologies, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Napco Security Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2023, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud in all material respects.

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

/s/ BAKER TILLY US, LLP

We served as the Company's auditor from 2008 to 2023.

New York, New York

September 8, 2023

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$65,341	$35,955
Investments - other	26,980	25,660
Marketable securities	5,398	5,136
Accounts receivable, net of allowance for credit losses of $32 and $131 as of June 30, 2024 and June 30, 2023, respectively	31,898	26,069
Inventories	34,804	35,062
Income tax receivable	73	75
Prepaid expenses and other current assets	4,269	3,402
Total Current Assets	168,763	131,359
Inventories - non-current	15,109	13,287
Property, plant and equipment, net	9,077	9,308
Intangible assets, net	3,602	3,939
Deferred income taxes	5,428	2,652
Operating lease - Right-of-use asset	5,487	5,797
Other assets	286	312
TOTAL ASSETS	$207,752	$166,654

CURRENT LIABILITIES
Accounts payable	$7,977	$8,061
Accrued expenses	10,345	8,079
Accrued salaries and wages	3,907	3,546
Total Current Liabilities	22,229	19,686
Accrued income taxes	1,122	1,110
Operating lease liability	5,512	5,689
TOTAL LIABILITIES	28,863	26,485
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of June 30, 2024 and June 30, 2023; 39,768,186 and 39,663,812 shares issued; and 36,874,471 and 36,770,097 shares outstanding, respectively.	398	397
Additional paid-in capital	23,712	21,553
Retained earnings	174,300	137,740
Less: Treasury Stock, at cost (2,893,715 shares)	(19,521)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	178,889	140,169
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,752	$166,654

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2024	2023	2022

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$113,071	$110,062	$97,612
Service revenues	75,749	59,935	45,981
	188,820	169,997	143,593
Cost of sales:
Equipment-related expenses	79,862	90,197	78,471
Service-related expenses	7,204	6,567	5,966
	87,066	96,764	84,437

Gross Profit	101,754	73,233	59,156

Operating expenses:
Research and development	10,763	9,328	8,024
Selling, general, and administrative expenses	37,173	33,580	32,907
Total Operating Expenses	47,936	42,908	40,931

Operating Income	53,818	30,325	18,225

Other income:
Interest and other income (expense), net	2,568	903	(283)
Gain on extinguishment of debt	—	—	3,904
Income before Provision for Income Taxes	56,386	31,228	21,846
Provision for Income Taxes	6,568	4,101	2,247
Net Income	$49,818	$27,127	$19,599

Income per share:
Basic	$1.35	$0.74	$0.53
Diluted	$1.34	$0.73	$0.53

Weighted average number of shares outstanding:
Basic	36,812,000	36,741,000	36,725,000
Diluted	37,066,000	37,005,000	36,867,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Fiscal Years ended June 30, 2024, 2023 and 2022
	(in thousands except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balance at June 30, 2021	39,595,883	$396	$18,201	(2,893,715)	$(19,521)	$93,312	$92,388
Stock options exercised	32,314	—	155	—	—	—	155
Stock-based compensation expense	—	—	1,649	—	—	—	1,649
Net income	—	—	—	—	—	19,599	19,599
Balances at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$113,791
Stock options exercised	35,615	1	84	—	—	—	85
Stock-based compensation expense	—	—	1,464	—	—	—	1,464
Cash dividend ($.0625 per share)	—	—	—	—	—	(2,298)	(2,298)
Net income	—	—	—	—	—	27,127	27,127
Balances at June 30, 2023	39,663,812	$397	$21,553	(2,893,715)	$(19,521)	$137,740	$140,169
Stock options exercised	104,374	1	426	—	—	—	427
Stock-based compensation expense	—	—	1,733	—	—	—	1,733
Cash dividend ($.36 per share)	—	—	—	—	—	(13,258)	(13,258)
Net income	—	—	—	—	—	49,818	49,818
Balances at June 30, 2024	39,768,186	$398	$23,712	(2,893,715)	$(19,521)	$174,300	$178,889

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year ended June 30,
	2024	2023	2022

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,818	$27,127	$19,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,163	1,930	1,771
Gain on disposal of fixed asset	—	(15)	—
Interest expense (income) on other investments	31	(470)	—
Unrealized (gain) loss on marketable securities	(56)	80	426
(Recovery of) Provision for credit losses	(99)	(112)	17
Change to inventory reserve	1,691	(445)	1,187
Deferred income taxes	(2,776)	(2,818)	(214)
Stock based compensation expense	1,733	1,464	1,649
Gain on extinguishment of debt	—	—	(3,904)
Changes in operating assets and liabilities:
Accounts receivable	(5,730)	3,261	(1,154)
Inventories	(3,255)	1,883	(19,274)
Prepaid expenses and other current assets	(867)	(564)	(430)
Income tax receivable	2	(75)	—
Other assets	25	35	(103)
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	2,688	(6,581)	8,762
Net Cash Provided by Operating Activities	45,368	24,700	8,332
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,594)	(2,962)	(1,482)
Proceeds from disposal of fixed asset	—	38	—
Purchases of marketable securities	(206)	(148)	(81)
Purchases of other investments	(1,351)	(35,281)	—
Redemption of other investments	—	10,091	—
Net Cash Used in Investing Activities	(3,151)	(28,262)	(1,563)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	427	85	155
Cash paid for dividend	(13,258)	(2,298)	—
Net Cash (Used in) Provided by Financing Activities	(12,831)	(2,213)	155

Net increase (decrease) in Cash and Cash Equivalents	29,386	(5,775)	6,924
CASH AND CASH EQUIVALENTS - Beginning	35,955	41,730	34,806
CASH AND CASH EQUIVALENTS - Ending	$65,341	$35,955	$41,730
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$14	$16	$16
Income taxes paid	$9,330	$8,811	$2,168

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”, “us”) is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by fast growing recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S.

Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Napco Security Technologies, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continuously evaluate our estimates and judgments based on historical experience, as well as other factors that we believe to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical estimates include management’s judgments associated with reserves for sales returns and allowances, allowance for credit losses, overhead expenses applied to inventory, inventory reserves, valuation of intangible assets, share based compensation and income taxes. These estimates may change in the future if underlying assumptions or factors change, and actual results may differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses reflected in the consolidated financial statements approximate fair value due to their short-term maturities. The fair value of debt for footnote disclosure purposes, including current maturities, if any, is estimated using recently quoted market prices of the instrument, or if not available, a discounted cash flow analysis based on the estimated current incremental borrowing rates for similar types of instruments.

Cash and Cash Equivalents

All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. Such items may include liquid money market funds, certificate of deposit and time deposit accounts. Investments that are classified as cash equivalents are carried at cost, which approximates fair value. Certificate of deposits with an original maturity greater than three months are classified as Investments – other.

The Company’s cash and cash equivalents included approximately $46,518,000 of short-term time deposits, consisting of a certificate of deposit totaling $5,402,000 and $41,116,000 in money market funds as of June 30, 2024. Cash and cash equivalents include approximately $15,242,000 of short-term time deposits, consisting of several certificates of deposit totaling $15,179,000 and $63,000 in a money market fund as of June 30, 2023.

Cash and cash equivalents consists of the following as of (in thousands):

	June 30, 2024	June 30, 2023

Cash	$18,823	$20,713
Money Market Fund	41,116	63
Certificate of Deposits	5,402	15,179
	$65,341	$35,955

Investments-other consists of the following as of (in thousands):

	June 30, 2024	June 30, 2023

Certificate of Deposits	$26,980	$25,660
	$26,980	$25,660

Certificate of deposits are recorded at the original cost plus accrued interest. The Company’s Certificate of Deposits consist of the following as of (in thousands):

June 30, 2024

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	4.70%	8/22/2024	$5,374	$5,402
Investments - other	4.55% - 4.75%	7/25/2024 - 10/24/2024	26,709	26,980

June 30, 2023

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	4.59% - 5.00%	7/30/2023 - 8/29/2023	$15,112	$15,179
Investments - other	4.80% - 5.15%	7/24/2023 - 10/24/2023	25,359	25,660

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2024 and 2023. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other income (expense). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the years ended June 30, 2024 and 2023, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for credit losses of $32,000 and $131,000 as of June 30, 2024 and 2023, respectively. In accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), the Company recognizes an allowance for credit losses for trade and other receivables to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset which includes consideration of past events and historical loss experience, current events and also future events based on our expectation as of the balance sheet date. Receivables are written off when the Company determined that such receivables are deemed uncollectible. The Company pools its receivables based on similar risk characteristics in estimating its expected credit losses. In situations where a receivable does not share the same risk characteristics with other receivables, the Company measures those receivables individually. The Company also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.

The Company utilizes the loss rate method in determining its lifetime expected credit losses on its receivables. This method is used for calculating an estimate of losses based primarily on the Company’s historical loss experience. In determining its loss rates, the Company evaluates information related to its historical losses, adjusted for current conditions and further adjusted for the period of time that can be reasonably forecasted. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider all the following: past due receivables, the customer creditworthiness, changes in the terms of receivables, effect of other external forces such as competition, and legal and regulatory requirements on the level of estimated credit losses in the existing receivables.

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

The Company records a reserve for excess and slow-moving inventory, which represents any excess of the cost of the inventory over its estimated realizable value. This reserve is calculated using an estimated excess and slow-moving percentage applied to the inventory based on age, historical trends, product life cycle, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product to better match customer demand. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events. There is inherent professional judgment and subjectivity made by both production and engineering members of management in determining the estimated excess and slow-moving percentage (See Note 6).

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

Changes in intangible assets are as follows (in thousands):

	June 30, 2024			June 30, 2023
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(9,436)	$364	$9,800	$(9,302)	$498
Trade name	4,048	(810)	3,238	4,048	(607)	3,441
	$13,848	$(10,246)	$3,602	$13,848	$(9,909)	$3,939

Amortization expense for intangible assets subject to amortization was approximately $337,000, $361,000 and $391,000 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2025 - $315,000; 2026 - $297,000; 2027 - $283,000; 2028 - $269,000; and 2029 - $210,000. The weighted average remaining amortization period for intangible assets was 14.8 years and 15.5 years at June 30, 2024 and 2023, respectively.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Equipment Revenue

Equipment revenue, which includes shipping and handling costs, is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer, which is typically the date of shipment of the related equipment when the product is picked up by the carrier or customer. A provision for product returns, credits and rebates is recorded as a reduction of equipment revenue in the same period the revenue is recognized.

The Company provides limited standard warranty for defective products, usually for a period of 24 to 36 months, and accepts returns for such defective products as well as for other limited circumstances. The Company also provides rebates to customers for meeting specified purchasing targets and other coupons or credits in limited circumstances. Reserves are established for the estimated returns, rebates and credits and such variable consideration is measured based on the expected value method.

The Company analyzes product sales returns and is able to make reasonable and reliable estimates of product returns based on several factors including actual returns and expected return data communicated to the Company by its customers.

Service Revenue

Service revenue is primarily generated from the sale of monthly cellular communication services to customers. Those sales predominantly contain a single performance obligation and revenue is recognized ratably with the delivery of cellular communication service over the related monthly period, and when ownership, risks and rewards transfer to the customer.

The services are billed monthly, and customers have the right to cancel the cellular communication services at any time, however the contract with the customer does not provide for a refund.

Cost of Sales

Equipment Cost of Sales

Equipment cost of sales is primarily comprised of direct materials and supplies consumed in the manufacturing of products, as well as manufacturing labor, depreciation expense and direct and indirect overhead expenses necessary to acquire and convert the purchased materials and supplies into finished products.

Service Cost of Sales

Service cost of sales includes the cost of operating our network operations center to manage and deliver telecommunication services.

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($349,000, $450,000 and $428,000 in the fiscal years ended June 30, 2024, 2023 and 2022, respectively) and classifies the costs associated with these sales in cost of sales ($1,573,000, $1,697,000 and $1,425,000 in the fiscal years ended June 30, 2024, 2023 and 2022, respectively).

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for fiscal years ended June 30, 2024, 2023 and 2022 was $3,262,000, $2,931,000 and $2,889,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored research and development expense for the fiscal years ended June 30, 2024, 2023 and 2022 was $10,763,000, $9,328,000 and $8,024,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

							Net Income per
	Net Income			Weighted Average Shares			Share
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Basic EPS	$49,818	$27,127	$19,599	36,812	36,741	36,725	$1.35	$0.74	$0.53
Effect of Dilutive Securities:
Stock Options	—	—	—	254	264	142	(0.01)	(0.01)	—
Diluted EPS	$49,818	$27,127	$19,599	37,066	37,005	36,867	$1.34	$0.73	$0.53

Options to purchase 19,663, 7,534 and 214,109 shares of common stock for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company has established five share incentive programs as discussed in Note 10.

Stock-based awards exchanged for services are accounted for under the fair value method. Accordingly, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award. The expense for awards is recognized over the requisite service period (generally the vesting period of the award). The Company has elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date.

Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility, among other factors.

Stock-based compensation costs of $1,733,000, $1,464,000 and $1,649,000 were recognized for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the fiscal years ended June 30, 2024, 2023 or 2022.

Comprehensive Income

For the fiscal years ended June 30, 2024, 2023 and 2022, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

Segment Reporting

The Company operates and measures its results in one operating segment and therefore has one reportable segment: the development, manufacture and sales of high-tech security devices and related cellular communication services for the devices. The Company’s Chief Operating Decision Maker, (the President, Chief Operating Officer, and Chief Financial Officer) evaluates performance of the Company and makes decisions regarding the allocation of resources based on total Company results. The Company has presented required geographical data in Note 15.

Leases

The Company determines at contract inception if an arrangement is a lease, or contains a lease, of an identified asset for which the Company has the right to obtain substantially all of the economic benefits from its use and the right to direct its use. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The implicit discount rate in the Company’s leases generally cannot readily be determined, and therefore the Company uses its incremental borrowing rate based on information available at lease commencement date in determining the present value of future payments. If the Company has options to renew or terminate certain leases, those options are included in the determination of lease term when it is reasonably certain that the Company will exercise such options. The Company does not separate lease and non-lease components in determining ROU assets or lease liabilities for real estate leases. Additionally, the Company does not recognize ROU assets or lease liabilities for leases with original terms or renewals of one year or less. See Note 14 – Commitments and Contingencies; Leases for additional accounting policies and disclosures.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.

Recently Adopted Accounting Standards

Reference Rate Reform (ASC Topic 848)

In March 2020, the FASB issued authoritative guidance to provide optional relief for companies preparing for the discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”), which is expected to be phased out for new arrangements at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate. On February 9, 2024, the Company’s bank has shifted to the Benchmark Replacement as defined in the Fourth Amended and Restated Credit Agreement (“Amended Agreement”) with the bank. The new benchmark rate is the Secured Overnight Financing Rate (SOFR) (see Note 9). The adoption of the standard and the transition did not have a material impact on the condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance requires that an acquiring entity in a business combination recognize and measure contract assets and contract liabilities acquired in accordance with Topic 606 as if it had originated the contract. The amendments in this update were adopted at the beginning of fiscal 2024 and will be applied prospectively to applicable business combinations. The Company determined that adoption of this update has not had a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It further requires disclosure of the amount and description of its composition for other segment items, and interim disclosures of both a reportable segment’s profit or loss and assets. The guidance requires disclosure of the title and position of the chief operating decision maker and how reported measures of segment profit or loss are used to assess performance and allocate resources. This pronouncement is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

The Company is evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on our consolidated financial statements.

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

As of June 30, 2024 and 2023, the Company included refund liabilities of approximately $6,295,000 and $5,521,000, respectively, in accrued expenses within the Consolidated Balance Sheets. As of June 30, 2024 and 2023, the Company included return-related assets of approximately $1,586,000 and $1,338,000, respectively, in other current assets.

As a percentage of gross sales, sales returns, rebates and allowances were 7%, 7% and 10% for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

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

	Fiscal year ended June 30,
	2024	2023	2022
Major Product Lines:
Intrusion and access alarm products	$39,372	$47,344	$49,606
Door locking devices	73,699	62,718	48,006
Services	75,749	59,935	45,981
Total Revenues	$188,820	$169,997	$143,593

The following table represents the allowance for credit losses accounts as of the respective years ending June 30 (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Deductions/ (recoveries)	Balance at end of period
For the Year Ended June 30, 2022:
Allowance for credit losses	$226	$17	$—	$243

For the Year Ended June 30, 2023:
Allowance for credit losses	$243	$6	$(118)	$131

For the Year Ended June 30, 2024:
Allowance for credit losses	$131	$—	$(99)	$32

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. The Company had one customer with an accounts receivable balance that comprised 17%, 19% and 22% of the Company’s accounts receivable at June 30, 2024, 2023 and 2022, respectively. Sales to this customer did not exceed 10% of net sales during fiscal years ended June 30, 2024, 2023 and 2022. The Company had another customer with an accounts receivable balance that comprised 12% and 14% of the Company’s accounts receivable at June 30, 2024 and 2023, respectively. The customer accounts receivable balance did not exceed 10% at June 30, 2022. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2024, 2023 and 2022, respectively. The Company had a third customer with an accounts receivable balance that comprised 16% of the Company’s accounts receivable at June 30, 2022. The customer accounts receivable balance did not exceed 10% at June 30, 2024 or 2023. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2024, 2023 and 2022.

NOTE 4 – Fair Value Measurements

Fair value is the price that would be received for an asset or the amount paid to transfer a liability in an orderly transaction between market participants. The Company is required to classify certain assets and liabilities based on the following fair value hierarchy:

●	Level 1: Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2: Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and
●	Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company has evaluated the estimated fair value of financial instruments using available market information and valuations as provided by third-party sources. The use of different market assumptions or estimation methodologies could have a significant effect on the estimated fair value amounts.

The following table presents the Company’s assets that were measured at fair value on a recurring basis at June 30, 2024 and 2023:

	Level 1	Level 2	Level 3	Total
June 30, 2024
Cash equivalents
Certificate of deposits	5,402,000	-	-	5,402,000
Money market funds	41,116,000	-	-	41,116,000
Total	46,518,000	-	-	46,518,000
Short-term investments
Certificate of deposits	26,980,000	-	-	26,980,000
Total	26,980,000	-	-	26,980,000
Marketable securities
Mutual funds	5,398,000	-	-	5,398,000
Total	5,398,000	-	-	5,398,000

June 30, 2023
Cash equivalents
Certificate of deposits	15,179,000	-	-	15,179,000
Money market funds	63,000	-	-	63,000
Total	15,242,000	-	-	15,242,000
Short-term investments
Certificate of deposits	25,660,000	-	-	25,660,000
Total	25,660,000	-	-	25,660,000
Marketable securities
Mutual funds	5,136,000	-	-	5,136,000
Total	5,136,000	-	-	5,136,000

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets, as well as certificates of deposits and time deposits that are classified as Level 1 due to their short-term nature. The Company’s investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency.

For the years ended June 30, 2024 and 2023, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 – Marketable Securities

Marketable securities include investments in fixed income mutual funds, which are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognize in the income statement for the years ended June 30, 2024, 2023 and 2022 are as follows (in thousands):

	Year ended June 30,
	2024	2023	2022

Net gains recognized during the period on marketable securities	$207	$147	$81
Less: Net gains recognized during the period on marketable securities sold during the period	—	—	—
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	55	(79)	(426)
	$262	$68	$(345)

The following tables summarize the Company’s marketable securities (in thousands):

	June 30, 2024			June 30, 2023
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds	$5,857	5,398	$(459)	$5,651	$5,136	$(515)

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Available-for-sale securities in a loss position at June 30, 2024 and 2023 were as follows:

	Continuous Loss Position for Less than 12 Months		Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2024
Mutual funds	-	-	4,677,000	486,000
Total	-	-	4,677,000	486,000

June 30, 2023
Mutual funds	-	-	4,457,000	537,000
Total	-	-	4,457,000	537,000

NOTE 6 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	June 30,	June 30,
	2024	2023
Component parts	$32,283	$29,939
Work-in-process	7,509	7,726
Finished product	10,121	10,684
	$49,913	$48,349

Classification of inventories:
Current	$34,804	$35,062
Non-current	15,109	13,287
	$49,913	$48,349

The reserve for excess and slow-moving inventory, which reduces inventory in our consolidated balance sheets were $5,026,000 and $3,367,000 as of June 30, 2024 and 2023, respectively.

NOTE 7 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	2024	2023	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,539	7,517	3 to 5
Furniture and fixtures	3,613	3,387	5 to 10
Machinery and equipment	29,761	28,574	3 to 10
Building improvements	3,129	3,078	Shorter of the lease term or life of asset
	53,857	52,371
Less: accumulated depreciation and amortization	(44,780)	(43,063)
	$9,077	$9,308

Depreciation and amortization expense on property, plant, and equipment was approximately $1,826,000, $1,569,000 and $1,380,000 in fiscal 2024, 2023 and 2022, respectively.

NOTE 8 - Income Taxes

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, global intangible low-taxed income (“GILTI”), tax benefit of R&D credits, and certain nondeductible expenses. Our effective tax rate will change based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes.

The amounts of income before income taxes attributable to domestic and foreign operations were as follows:

	For the Year ended June 30,
	2024	2023	2022

Domestic	$6,936	$4,926	$6,461
Foreign	49,450	26,302	15,385

Total	$56,386	$31,228	$21,846

The provision for income taxes is comprised of the following (in thousands):

	For the Year ended June 30,
	2024	2023	2022
Current income taxes:
Federal	$8,329	$5,899	$2,161
State	1,015	1,020	300
	9,344	6,919	2,461
Deferred income taxes:
Federal	(2,367)	(2,334)	(214)
State	(409)	(484)	—
	(2,776)	(2,818)	(214)

Provision for income taxes	$6,568	$4,101	$2,247

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30, (dollars in thousands):

	2024		2023		2022
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Tax at Federal statutory rate	$11,841	21.0%	$6,558	21.0%	$4,588	21.0%

Increases (decreases) in taxes resulting from:
Meals and entertainment	66	0.1%	48	0.2%	29	0.1%
State income taxes, net of Federal income tax benefit	935	1.7%	436	1.4%	238	1.1%
Global intangible low-taxed income	5,259	9.3%	2,739	8.8%	1,697	7.8%
R&D Credit	(632)	(1.1)%	(661)	(2.1)%	(554)	(2.5)%
Executive Compensation	47	0.1%	—	—%	—	—%
Foreign Source income not subject to Tax	(10,518)	(18.7)%	(5,524)	(17.7)%	(3,231)	(14.8)%
Non-taxable debt extinguishment	—	—%	—	—%	(820)	(3.8)%
Uncertain Tax Positions	78	0.1%	63	0.2%	20	0.1%
Other, net	(508)	(0.9)%	442	1.4%	280	1.3%
Effective tax rate	$6,568	11.6%	$4,101	13.1%	$2,247	10.3%

Deferred tax assets and deferred tax liabilities at June 30, 2024 and 2023 are as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	2024	2023
Accounts receivable	$8	$22
Inventories	541	397
Accrued liabilities	676	857
Stock based compensation expense	452	250
Revenue reserves	439	333
Unrealized loss on marketable securities	136	124
Capitalized research and development cost	5,447	2,923
Other	2	4
Total Deferred Tax Assets	$7,701	$4,910
Valuation allowance	—	—
Deferred income tax assets, net of valuation allowance	$7,701	$4,910

Intangibles	(874)	(916)
Property, plant and equipment	(786)	(729)
Other deferred tax liabilities	(613)	(613)
Total Deferred Tax Liability	$(2,273)	$(2,258)

Net Deferred Tax Asset	$5,428	$2,652

The Company has identified the United States and New York State as its major tax jurisdictions. Fiscal years 2021 and forward are still open for examination, in addition to fiscal year 2018, which is subject to a six year statute of limitations. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

The provision for income taxes represents Federal, foreign, and state and local income taxes. The effective rate differs from statutory rates due to the effect of tax rates in foreign jurisdictions, state and local income taxes, tax benefit of R&D credits, certain nondeductible expenses, uncertain tax positions and global intangible low-taxed income ("GILTI").

During the year ending June 30, 2024, the Company did not increase or decrease its reserve for uncertain income tax positions. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2024, the Company had accrued interest totaling $217,000, penalties totaling $5,000, and $700,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company claims R&D tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2024	2023	2022
Balance of gross unrecognized tax benefits as of Beginning of Year	$700	$678	$678
Increase to unrecognized tax benefits resulting from a state filing tax position	—	22	—
Balance of gross unrecognized tax benefits as of End of Year	$700	$700	$678

NOTE 9 - Debt

On February 9, 2024, the Company and its primary bank, HSBC Bank USA National Association (“HSBC”), agreed to amend and restate the existing Third Amended and Restated Credit Agreement (“Agreement”) dated June 29, 2012, as amended, between the Registrant and HSBC with the Fourth Amended and Restated Credit Agreement (“Amended Agreement”). The Amended Agreement extends the term of the Agreement from June 28, 2024, to February 9, 2029. The Amended Agreement also increases the available revolving credit line from $11,000,000 to $20,000,000 and replaces the LIBOR benchmark rate with the Secured Overnight Financing Rate (SOFR) benchmark rate. As of June 30, 2024 and 2023, the Company has no outstanding debt.

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

NOTE 10 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the fiscal years ended June 30, 2024, 2023 and 2022, the Company recorded non-cash compensation expense of $1,733,000 ($.05 per basic and diluted share), $1,464,000 ($.04 per basic and diluted share) and $1,649,000 ($.04 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2024, 363,036 stock options were outstanding, 190,960 stock options were exercisable and no further stock options were available for grant under this plan. No options were granted under this plan during the year ended June 30, 2024.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023	2022
Risk-free interest rates	n/a	3.03%	1.64%
Expected lives	n/a	7.27 Years	6.18 Years
Expected volatility	n/a	43%	43%
Expected dividend yields	n/a	0%	0%

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

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2024		2023		2022
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	521,580	$19.37	523,080	$18.59	214,080	$9.59
Granted	—	—	37,500	$26.94	338,000	$23.17
Forfeited/Lapsed	(11,000)	$3.16	—	—	—	-
Exercised	(147,544)	$15.43	(39,000)	$10.44	(29,000)	$5.45
Outstanding, end of period	363,036	$21.47	521,580	$19.37	523,080	$18.59
Exercisable, end of period	190,960	$20.87	247,628	$17.16	176,752	$14.68
Weighted average fair value at grant date of options granted	n/a		$13.36		$12.16
Total intrinsic value of options exercised	$3,972,000		$822,000		$502,000
Total intrinsic value of options outstanding	$11,067,000		$7,968,000		$1,916,000
Total intrinsic value of options exercisable	$5,936,000		$4,330,000		$1,218,000

0, 37,500 and 338,000 options were granted during the fiscal years ended June 30, 2024, 2023 and 2022, respectively. 147,544, 39,000 and 29,000 options were exercised during the fiscal years ended June 30, 2024, 2023 and 2022, respectively. 109,544 of the 147,544 stock options exercised during the fiscal year ended June 30, 2024 were settled by the Company withholding 46,570 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. 29,600 of the 39,000 stock options exercised during the fiscal year ended June 30, 2023, were settled by the Company withholding 10,150 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. 1,000 of the 29,000 stock options exercised during the fiscal year ended June 30, 2022, were settled by the Company withholding 153 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. $427,000, $84,000 and $155,000 was received from the remaining option exercises for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $119,000, $0 and $0 for the years ended June 30, 2024, 2023 and 2022, respectively.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$10.02 ‑ $26.94	363,036	7.16	$21.47	190,960	$20.87
	363,036	7.16	$21.47	190,960	$20.87

As of June 30, 2024 and 2023, there was $1,094,000 and 1,971,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan, respectively. 101,876, 109,876 and 107,576 options vested during the years June 30, 2024, 2023 and 2022, respectively. The total grant date fair value of the options vesting during the fiscal years ended June 30, 2024, 2023 and 2022 under this plan was $946,000, $981,000 and $1,040,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2024, 20,400 stock options were outstanding, 16,560 stock options were exercisable and 0 stock options were available for grant under this plan. No stock options were granted under this plan during the year ended June 30, 2024.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023	2022
Risk-free interest rates	n/a	n/a	1.68%
Expected lives	n/a	n/a	6.18 Years
Expected volatility	n/a	n/a	43%
Expected dividend yields	n/a	n/a	0%

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2024		2023		2022
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	20,400	$14.39	20,400	$14.39	12,000	$6.55
Granted	—	—	—	—	9,600	$22.93
Forfeited/Lapsed	—	—	—	—	—	—
Exercised	—	—	—	—	(1,200)	$4.35
Outstanding, end of period	20,400	$14.39	20,400	$14.39	20,400	$14.39
Exercisable, end of period	16,560	$12.41	13,920	$10.99	11,280	$8.92
Weighted average fair value at grant date of options granted	n/a		n/a		$12.58
Total intrinsic value of options exercised	n/a		n/a		$19,000
Total intrinsic value of options outstanding	$766,000		$413,000		$149,000
Total intrinsic value of options exercisable	$655,000		$329,000		$136,000

0, 0 and 9,600 options were granted during the fiscal years ended June 30, 2024, 2023 and 2022, respectively. 0, 0 and 1,200 options were exercised during the fiscal years ended June 30, 2024, 2023 and 2022, respectively. 1,200 stock options exercised during the fiscal year ended June 30, 2022 were settled by the Company withholding 258 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. $0 was received from the remaining option exercises for each of the fiscal years ended June 30, 2024, 2023 and 2022, and the actual tax benefit realized for the tax deductions from option exercises was $0, $0 and $4,000 in fiscal 2024, 2023 and 2022 respectively.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	5.65	$14.39	16,560	$12.41
	20,400	5.65	$14.39	16,560	$12.41

As of June 30, 2024 and 2023, there was $24,000 and $46,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan, respectively. 2,640, 2,640 and 6,240 options vested during the years June 30, 2024, 2023 and 2022, respectively. The total grant date fair value of the options vesting during each of the fiscal years ended June 30, 2024, 2023 and 2022 under this plan was $24,000, $24,000 and $39,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2024, 68,900 stock options were outstanding, 59,500 stock options were exercisable and 0 stock options were available for grant under this plan. No stock options were granted under this plan during the year ended June 30, 2024.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023	2022
Risk-free interest rates	n/a	n/a	1.68%
Expected lives	n/a	n/a	6.18 Years
Expected volatility	n/a	n/a	43%
Expected dividend yields	n/a	n/a	0%

The following table reflects activity under the 2018 Non-Employee plan for the fiscal year ended June 30,:

	2024		2023		2022
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	75,000	$14.83	89,000	$14.91	70,100	$11.93
Granted	—	—	—	—	23,500	$22.93
Forfeited/Lapsed	—	—	—	—	—	—
Exercised	(6,100)	$18.15	(14,000)	$15.32	(4,600)	$10.43
Outstanding, end of period	68,900	$14.54	75,000	$14.83	89,000	$14.91
Exercisable, end of period	59,500	$13.21	50,720	$12.87	45,040	$12.98
Weighted average fair value at grant date of options granted	n/a		n/a		$12.58
Total intrinsic value of options exercised	$141,000		$209,000		$58,000
Total intrinsic value of options outstanding	$2,578,000		$1,486,000		$561,000
Total intrinsic value of options exercisable	$2,305,000		$1,104,000		$354,000

0, 0 and 23,500 options were granted during the fiscal years ended June 30, 2024, 2023 and 2022, respectively. 6,100, 14,000 and 4,600 options were exercised during the fiscal years ended June 30, 2024, 2023 and 2022, respectively. 6,100 stock options exercised during the fiscal year ended June 30, 2024 were settled by the Company withholding 2,700 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. 14,000 stock options exercised during the fiscal year ended June 30, 2023 were settled by the company withholding 7,235 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. 4,600 stock options exercised during the fiscal year ended June 30, 2022 were settled by the company withholding 2,075 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. $0 was received from the remaining option exercises for each of the fiscal years ended June 30, 2024, 2023 and 2022, and the actual tax benefit realized for the tax deductions from option exercises was $30,000, $44,000 and $12,000 in fiscal 2024, 2023 and 2022, respectively.

The following table summarizes information about stock options outstanding under the 2018 Non- Employee Plan at June 30, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	68,900	5.71	$14.54	59,500	$13.21
	68,900	5.71	$14.54	59,500	$13.21

As of June 30, 2024 and 2023, there was $59,000 and $135,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan, respectively. 14,880, 19,680 and 19,680 options vested during the years June 30, 2024, 2023 and 2022, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2024, 2023 and 2022 under this plan was $124,000, $149,000 and $160,000, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2024, 56,900 stock options were outstanding, 30,140 stock options were exercisable and 43,100 stock options were available for grant under this plan. No options were granted under this plan during the year ended June 30, 2024.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023	2022
Risk-free interest rates	n/a	3.03 - 3.40%	1.68%
Expected lives	n/a	7.23 - 7.27 Years	6.18 Years
Expected volatility	n/a	43%	43%
Expected dividend yields	n/a	0%	0%

The following table reflects activity under the 2020 Non-Employee plan for the fiscal year ended June 30,:

	2024		2023		2022
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	56,900	$23.35	26,900	$18.64	10,000	$11.40
Granted	—	—	30,000	$27.57	16,900	$22.93
Forfeited/Lapsed	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Outstanding, end of period	56,900	$23.35	56,900	$23.35	26,900	$18.64
Exercisable, end of period	30,140	$21.72	18,760	$20.73	7,380	$16.68
Weighted average fair value at grant date of options granted	n/a		$13.74		$12.58
Total intrinsic value of options exercised	n/a		n/a		n/a
Total intrinsic value of options outstanding	$1,627,000		$643,000		$92,000
Total intrinsic value of options exercisable	$911,000		$261,000		$37,000

0, 30,000 and 16,900 options were granted during the fiscal years ended June 30, 2024, 2023 and 2022, respectively. No options were exercised during the fiscal years ended June 30, 2024, 2023 and 2022.

The following table summarizes information about stock options outstanding under the 2020 Non- Employee Plan at June 30, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $30.71	56,900	7.59	$23.35	30,140	$21.72
	56,900	7.59	$23.35	30,140	$21.72

As of June 30, 2024 and 2023, there was $215,000 and $344,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan, respectively. 11,380, 11,380 and 5,380 options vested during the years June 30, 2024, 2023 and 2022, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2024, 2023 and 2022 under this plan was $129,000, $129,000 and $55,000, respectively.

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

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2024, 130,000 stock options were outstanding, 26,000 stock options were exercisable and 820,000 stock options were available for grant under this plan. 130,000 options were granted under this plan during the year ended June 30, 2024.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rates	4.42 - 4.62%	3.84%
Expected lives	5.63 - 5.87 Years	7.28 Years
Expected volatility	56%	45%
Expected dividend yields	.76 - 1.01%	0.62%

The following table reflects activity under the 2022 Employee plan for the fiscal year ended June 30,:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	5,000	$40.01	—	—
Granted	130,000	$41.38	5,000	$40.01
Forfeited/Lapsed	(5,000)	(40.01)	—	—
Exercised	—	—	—	—
Outstanding, end of period	130,000	$41.38	5,000	$40.01
Exercisable, end of period	26,000	$41.38	1,000	$40.01
Weighted average fair value at grant date of options granted	$21.29		$19.77
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$1,375,000		$—
Total intrinsic value of options exercisable	$275,000		$—

130,000 and 5,000 options were granted during the fiscal year ended June 30, 2024 and 2023. No options were exercised during the fiscal year ended June 30, 2023.

The following table summarizes information about stock options outstanding under the 2022 Employee Plan at June 30, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$21.60 - $49.39	130,000	9.81	$41.38	26,000	$41.38
	130,000	9.81	$41.38	26,000	$41.38

As of June 30, 2024 and 2023, there was $2,066,000 and $74,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan, respectively. 26,000 and 1,000 options vested during the year ended June 30, 2024 and 2023. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2024 and 2023 under this plan was $553,000 and $20,000, respectively.

NOTE 11 – Stockholders’ Equity Transactions

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

During fiscal 2024, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 153,644 shares. 115,644 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 49,270 and was based upon the aggregate fair market value on the date of the exercise equal to the purchase price being paid.

During fiscal 2023, certain employees and directors exercised stock options under the Company's 2012 Employee and 2018 Non-Employee Stock Option Plans totaling 53,000 shares. 43,600 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 17,385 and was based upon the aggregate fair market value on the date of the exercise equal to the purchase price being paid.

During fiscal 2022, certain employees and directors exercised stock options under the Company's 2012 Employee and Non-Employee and 2018 Non-Employee Stock Option Plans totaling 34,800 shares. 6,800 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 2,486 and was based upon the aggregate fair market value on the date of the exercise equal to the purchase price being paid.

NOTE 12 – Related Party Transaction

In March 2024, the Company's President and Chairman sold 2,000,000 shares of our common stock as a selling stockholder in an underwritten secondary public offering at a public offering price of $40.75 per share. In connection with such offering, the selling stockholder has granted the underwriters an option to purchase additional shares (the “Greenshoe Option”) up to an additional 300,000 shares of their common stock. On April 8, 2024, the underwriters exercised the Greenshoe Options, pursuant to which the selling stockholder sold an additional 50,000 shares. The Company did not sell any shares in the offering and received no proceeds from the offerings, but the Company incurred $407,000 in offering expenses, which are recorded in SG&A in the consolidation statements of income for the year ended June 30, 2024.

On February 13, 2023, the Company's Chief Executive Officer and Chairman and the Company’s President, Chief Operating Officer and Chief Financial Officer sold 2,012,500 and 87,500 shares of our common stock, respectively, as selling stockholders in an underwritten secondary public offering at a public offering price of $31.50 per share. In connection with such offering, the selling stockholders granted the underwriters an option to purchase additional shares (the “Greenshoe Option”). On February 15, 2023, the underwriters exercised in full the Greenshoe Option, pursuant to which the selling stockholders sold a total of 300,000 additional shares of common stock at the same public offering price. The Company did not sell any shares in the offering and received no proceeds from the offerings, but the Company incurred $509,000 in offering expenses, which are recorded in selling, general, and administrative expenses in the accompanying condensed consolidated statements of income.

NOTE 13 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that is available to all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $258,000, $251,000 and $191,000 for the years ended June 30, 2024, 2023 and 2022, respectively.

NOTE 14 - Commitments and Contingencies

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

For the fiscal year ended June 30, 2024 and 2023, cash payments against operating lease liabilities totaled $343,000 and $335,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	68 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2024 (in thousands):

Year Ending June 30,	Amount
2025	$345
2026	347
2027	349
2028	351
2029	354
Thereafter	29,713
Total future minimum lease payments	$31,459
Less: Imputed interest	25,972
Total	$5,487

Operating lease expense totaled approximately $512,000, $458,000 and $319,000, for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

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

With respect to all litigation and related matters, the Company records a liability when the Company believes it is probable that a liability has been incurred and the amount can be reasonably estimated. As of the end of the period covered by this report, due to the early stage of the case the Company is not able to estimate any range of potential loss related to this matter and has not recorded any liability. It is possible that the Company could be required to pay damages (in excess of insurance coverages), incur other costs or establish accruals in amounts that could not be reasonably estimated as of the end of the period covered by this report.

Employment Agreements

As of June 30, 2024, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s CEO, Senior Vice President of Finance and Chief Accounting Officer (“SVP of Finance”), and the Senior Vice President of Engineering and Chief Technology Officer (“the SVP of Engineering”). The severance agreement is with the Company’s President, COO and CFO.

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

The employment agreement with the SVP of Finance expires in June 2025 and provides for an annual salary of $350,000. Upon the anniversary date, if terminated by the Company without cause, the SVP of Finance is entitled to severance of six months’ salary and continued company-sponsored health insurance for six months from the date of termination.

The employment agreement with the SVP of Engineering expires in August 2024 and provides for an annual salary of $440,000, and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination.

The severance agreement is with the President, Chief Operating Officer and Chief Financial Officer and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine months’ salary, based on a salary of $604,000, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

NOTE 15 - Geographical Data

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

Financial Information Relating to Domestic and Foreign Operations (in thousands)

	Fiscal Year ended June 30,
	2024	2023	2022
Sales to external customers (1):
Domestic	$187,724	$168,619	$142,059
Foreign	1,096	1,378	1,534
Total Net Sales	$188,820	$169,997	$143,593

	2024	2023
Identifiable assets:
United States	$164,365	$122,995
Dominican Republic (2)	43,387	43,659
Total Identifiable Assets	$207,752	$166,654

(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (2024 = $33,584; 2023 = $33,477), operating lease right of use (2024 = $5,487; 2023 = $5,797) and fixed assets (2024 = $3,623; 2023 = $3,958) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 16 – Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements through the date the consolidated financial statements were issued for events requiring recognition or disclosure.

On August 22, 2024, the Company’s Board of Directors declared a cash dividend of $.125 per share payable on October 3, 2024 to stockholders of record on September 12, 2024.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework). Based on evaluation under these criteria, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of June 30, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Current Year Material Weakness

Management identified a material weakness related to inventory costing. The material weakness was a result of ineffective review of information used in the inventory costing process.

Remediation Plan of Current Year Material Weakness

Management, with the oversight of the audit committee of our Board of Directors, is currently designing and implementing reconciliation procedures to determine that the information used is complete and accurate and expects to complete these actions during fiscal 2025. While the Company has begun the process to take measures which it believes will remediate the underlying cause of this material weakness, there can be no assurance as to when the remediation plan will be fully developed and implemented and whether such measures will be effective. Until the Company’s remediation plan is fully implemented and effective, the Company will continue to devote time, attention and financial resources to this effort.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2024, and has issued an attestation report on our internal controls over financial reporting, which is included herein.

Remediation of Prior Year Material Weaknesses

The following material weaknesses as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023, have been remediated.

Our management, with the oversight of the audit committee of our Board of Directors, implemented procedures and controls, including:

●	Improved the control activities related to information technology user access and program change management. Specifically, we installed monitoring software that logs and tracks the activity of the administrative users and generates reports of all logged activity.
●	Implemented quarterly review and reconciliation control activities over the completeness and accuracy of the forecasted sales and usage data utilized in the determination of the reserve for excess and slow-moving inventory.

Based upon the above, we believe the steps taken have improved the effectiveness of our internal control over financial reporting and determined that these new or redesigned controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weaknesses in the internal controls described above, and the planned remediation of the current period material weakness, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Napco Security Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 29, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

Management identified a material weakness related to inventory costing. The material weakness was a result of ineffective review of information used in the inventory costing process.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York

August 29, 2024

ITEM 9B: OTHER INFORMATION

The Company adopted an Insider Trading Policy on May 6, 2021. The policy was filed as an exhibit to the Company’s form 8-K filed on May 6, 2021.

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

Information regarding Equity Compensation Plan Information as of June 30, 2024 is included in Item 5.

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

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

B. Supplementary Financial Data

(a)3. and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June, 30 2011
Ex-3.(iii)	Second Amended and Restated By-Laws	Exhibit 10.3 to Report on Form 8-K (Commission file No. 0-10004) filed on September 8, 2020
Ex-3.(iv)	Amendment to the Amended and Restated Certificate of Incorporation	Exhibit 3.(iv) to Report on Form 8-K (Commission file No. 0-10004) filed on December 7, 2021

Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.02 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.03 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.04 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.05 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.06	Continuing General Security Agreement	Exhibit 4.06 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.07 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.08 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.09	Amendment No. 3 to Third Amended and Restated Credit Agreement	Item 1.01 (e) contained in Report on Form 8-K (Commission file No. 0-10004) dated June 28, 2016
Ex 4.10	Description of the Company’s Securities	E-15
Ex 4.11	Amendment No 4. To Fourth Amended and Restated Credit Agreement	Exhibit 4.11 to Report on Form 8-K (Commission file No. 0-10004) dated February 9, 2024
*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008
*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.D	2018 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2018 for Annual Meeting of Stockholders to be held on December 11, 2018
*Ex-10.E	2020 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated April 13, 2020 for Annual Meeting of Stockholders to be held on May 21, 2020

*Ex-10.F	2022 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 31, 2022 for Annual Meeting of Stockholders to be held on December 5, 2022
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010
*Ex-10.M	Two (2) Year Extension, dated October 21, 2021, of Employment Agreement between the Registrant and Michael Carrieri	Exhibit 10.M to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2023
*Ex-10.N	Form of Indemnification Agreement adopted September 3, 2020	Exhibit 10.N to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2020
*Ex-10.O	Severance Agreement between the Registrant and Kevin S Buchel dated December 30, 2015	Exhibit 10.O to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2016
*Ex-10.P	Compensation Agreement between the Registrant and Stephen Spinelli dated April 6, 2020	Exhibit 10.P to Report on Form 10-K (Commission file No. 0-10004) dated September 13, 2021
Ex-10.Q	Compensation Agreement between the Registrant and Andrew Vuono dated June 3, 2024	E-16
Ex-10.R	Two (2) Year Extension, dated April 27, 2024, of Employment Agreement between the Registrant and Michael Carrieri	E-17
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010
Ex-19.0	Insider Trading Policy	Exhibit 14.1 to Report on Form 8-K (Commission File No. 0-10004) dated May 6, 2021
Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP	E-19
Ex-23.2	Consent of Independent Registered Accounting Firm – Baker Tilly, LLP	E-20
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-21
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-22
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23

Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-24
Ex.97	Incentive Compensation Clawback Policy	E-25
Ex-101.INS	Inline XBRL Instance Document **
Ex-101.SCH	Inline XBRL Taxonomy Extension Schema Document**
Ex-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
Ex-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
Ex-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
Ex-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
Ex-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 29, 2024

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Director and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ RICHARD SOLOWAY	Chairman of the Board of Directors,	August 29, 2024
Richard Soloway	Director and Secretary
(Principal Executive Officer)

/s/ KEVIN S. BUCHEL	President, Chief Operating Officer	August 29, 2024
Kevin S. Buchel	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ PAUL STEPHEN BEEBER	Director	August 29, 2024
Paul Stephen Beeber

/s/ RICK LAZIO	Director	August 29, 2024
Rick Lazio

/s/ DONNA SOLOWAY	Director	August 29, 2024
Donna Soloway

/s/ ROBERT UNGAR	Director	August 29, 2024
Robert Ungar

/s/ ANDREW J. WILDER	Director	August 29, 2024
Andrew J. Wilder

/s/ DAVID A. PATERSON	Director	August 29, 2024
David A. Paterson