Form 10-Q
period 2024-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2024-11-04
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: November 1, 2024

COMMON STOCK, $.01 PAR VALUE PER SHARE     36,684,068

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2024	June 30, 2024

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$85,596	$65,341
Investments - other	10,926	26,980
Marketable securities	5,666	5,398
Accounts receivable, net of allowance for credit losses of $23 and $32 as of September 30, 2024 and June 30, 2024, respectively	28,236	31,898
Inventories	36,395	34,804
Income tax receivable	144	73
Prepaid expenses and other current assets	4,466	4,269
Total Current Assets	171,429	168,763
Inventories - non-current	13,782	15,109
Property, plant and equipment, net	9,287	9,077
Intangible assets, net	3,523	3,602
Deferred income taxes	6,177	5,428
Operating lease - Right-of-use asset	5,410	5,487
Other assets	283	286
TOTAL ASSETS	$209,891	$207,752

CURRENT LIABILITIES
Accounts payable	$5,936	$7,977
Accrued expenses	9,446	10,345
Accrued salaries and wages	4,694	3,907
Dividend payable	4,610	—
Total Current Liabilities	24,686	22,229
Accrued income taxes	1,136	1,122
Operating lease liability	5,460	5,512
TOTAL LIABILITIES	31,282	28,863
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of September 30, 2024 and June 30, 2024; 39,771,035 and 39,768,186 shares issued; and 36,684,068 and 36,874,471 shares outstanding, respectively.	398	398
Additional paid-in capital	24,137	23,712
Retained earnings	180,875	174,300
Less: Treasury Stock, at cost (3,086,967 and 2,893,715 shares as of September 30, 2024 and June 30, 2024, respectively)	(26,801)	(19,521)
TOTAL STOCKHOLDERS’ EQUITY	178,609	178,889
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,891	$207,752

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,
	2024	2023

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$22,917	$24,391
Service revenues	21,086	17,285
	44,003	41,676
Cost of sales:
Equipment-related expenses	17,510	17,497
Service-related expenses	1,877	1,766
	19,387	19,263

Gross Profit	24,616	22,413

Operating expenses:
Research and development	3,057	2,437
Selling, general, and administrative expenses	9,703	8,421
Total Operating Expenses	12,760	10,858

Operating Income	11,856	11,555

Other income:
Interest and other income (expense), net	1,144	440
Income before Provision for Income Taxes	13,000	11,995
Provision for Income Taxes	1,815	1,517
Net Income	$11,185	$10,478

Income per share:
Basic	$0.30	$0.28
Diluted	$0.30	$0.28

Weighted average number of shares outstanding:
Basic	36,865,000	36,827,000
Diluted	37,180,000	37,076,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Three months ended September 30, 2024 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2024	39,768,186	$398	$23,712	(2,893,715)	$(19,521)	$174,300	$178,889
Net income	—	—	—	—	—	11,185	11,185
Stock-based compensation expense	—	—	371	—	—	—	371
Stock options exercised	2,849	—	54	—	—	—	54
Purchase of treasury shares	—	—	—	(193,252)	(7,280)	—	(7,280)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,610)	(4,610)
Balances at September 30, 2024	39,771,035	$398	$24,137	(3,086,967)	$(26,801)	$180,875	$178,609

	Three months ended September 30, 2023 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional
	Shares		Paid-in	Number of		Retained
	Issued	Amount	Capital	Shares	Amount	Earnings	Total
Balances at June 30, 2023	39,663,812	$397	$21,553	(2,893,715)	$(19,521)	$137,740	$140,169
Net income	—	—	—	—	—	10,478	10,478
Stock-based compensation expense	—	—	307	—	—	—	307
Cash dividend ($.08 per share)	—	—	—	—	—	(2,942)	(2,942)
Balances at September 30, 2023	39,663,812	$397	$21,860	(2,893,715)	$(19,521)	$145,276	$148,012

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,
	2024	2023

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,185	$10,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	549	537
Interest (income) expense on other investments	(193)	76
Unrealized (gain) loss on marketable securities	(157)	57
(Recovery of) credit losses	(9)	(24)
Change to inventory reserve	(235)	822
Deferred income taxes	(749)	(80)
Stock based compensation expense	371	307
Changes in operating assets and liabilities:
Accounts receivable	3,671	3,172
Inventories	(30)	(6,620)
Prepaid expenses and other current assets	(197)	330
Income tax receivable	(71)	(130)
Other assets	3	17
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(2,113)	2,267
Net Cash Provided by Operating Activities	12,025	11,209
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(680)	(256)
Purchases of marketable securities	(111)	(42)
Purchases of other investments	(46)	(347)
Redemption of other investments	16,293	—
Net Cash Provided by (Used in) Investing Activities	15,456	(645)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	54	—
Cash paid for dividend	—	(2,942)
Cash paid for purchase of treasury shares	(7,280)	—
Net Cash Used in Financing Activities	(7,226)	(2,942)

Net increase in Cash and Cash Equivalents	20,255	7,622
CASH AND CASH EQUIVALENTS - Beginning	65,341	35,955
CASH AND CASH EQUIVALENTS - Ending	$85,596	$43,577
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$8	$—
Income taxes paid	$2,620	$1,703
Non-Cash Investing and Financing Transactions
Cash dividends declared and not paid	$4,610	$—

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2024

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, marketable securities, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2024 and June 30, 2024 due to their short-term maturities.

Cash and Cash Equivalents and Investments – other

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

Cash and cash equivalents include approximately $73,055,000 of short-term time deposits in money market funds as of September 30, 2024. Cash and cash equivalents include approximately $46,518,000 of short-term time deposits, consisting of several certificates of deposit totaling $5,402,000 and $41,116,000 in a money market fund as of June 30, 2024. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents. Certificates of deposit with an original maturity greater than three months are classified as Investments-other.

Cash and cash equivalents consist of the following as of (in thousands):

	September 30, 2024	June 30, 2024

Cash	$12,541	$18,823
Money Market Fund	73,055	41,116
Certificate of Deposits	—	5,402
	$85,596	$65,341

Investments-other consists of the following as of (in thousands):

	September 30, 2024	June 30, 2024

Certificate of Deposits	$10,926	$26,980
	$10,926	$26,980

Certificates of deposit are recorded at the original cost plus accrued interest. The Company’s Certificates of deposits consist of the following as of (in thousands):

September 30, 2024

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	n/a	n/a	n/a	n/a
Investments - other	4.60% - 4.75%	10/24/2024	10,747	10,926

June 30, 2024

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	4.70%	8/22/2024	$5,374	$5,402
Investments - other	4.55% - 4.75%	7/25/2024 - 10/24/2024	26,709	26,980

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2024 and June 30, 2024. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

The Company’s marketable securities include investments in mutual funds, which invest primarily in various government and corporate obligations, stocks and money market funds. The Company’s marketable securities are reported at fair value with the related unrealized and realized gains and losses included in other income (expense). Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During the three months ended September 2024 and 2023, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Accounts Receivable

Accounts receivable is stated net of the reserves for credit losses of $23,000 and $32,000 as of September 30, 2024 and June 30, 2024, respectively. In accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), the Company recognizes an allowance for credit losses for trade receivables to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset which includes consideration of past events and historical loss experience, current events and also future events based on our expectation as of the balance sheet date. Receivables are written off when the Company determined that such receivables are deemed uncollectible. The Company pools its receivables based on similar risk characteristics in estimating its expected credit losses. In situations where a receivable does not share the same risk characteristics with other receivables, the Company measures those receivables individually. The Company also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.

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

Intangible assets consisted of the follows (in thousands):

	September 30, 2024			June 30, 2024
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(9,465)	$335	$9,800	$(9,436)	$364
Trade name	4,048	(860)	3,188	4,048	(810)	3,238
	$13,848	$(10,325)	$3,523	$13,848	$(10,246)	$3,602

Amortization expense for intangible assets subject to amortization was approximately $79,000 and $84,000 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2026 - $297,000; 2027 - $283,000; 2028 - $269,000; 2029 - $210,000; and 2030 - $202,000. The weighted average remaining amortization period for intangible assets was 14.6 years and 14.8 years at September 30, 2024 and June 30, 2024, respectively.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($89,000 and $83,000 in the three months ended September 30, 2024 and 2023, respectively); and classifies the costs associated with these sales in cost of sales ($390,000 and $371,000 in the three months ended September 30, 2024 and 2023).

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" (“SG&A”) expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2024 and 2023 was $890,000 and $761,000, respectively.

Research and Development Costs

Research and development (“R&D”) costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income. Company-sponsored R&D expense for the three months ended September 30, 2024 and 2023 was $3,057,000 and $2,437,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

					Net Income per
	Net Income		Weighted Average Shares		Share
	2024	2023	2024	2023	2024	2023
Basic EPS	$11,185	$10,478	36,865	36,827	$0.30	$0.28
Effect of Dilutive Securities:
Stock Options	—	—	315	249	—	—
Diluted EPS	$11,185	$10,478	37,180	37,076	$0.30	$0.28

Options to purchase 20,000 and 5,000 shares of common stock were excluded for the nine months ended September 30, 2024 and 2023, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $371,000 and $307,000 were recognized for the three months ended September 30, 2024 and 2023, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three months ended September 30, 2024 or 2023.

Comprehensive Income

For the three months ended September 30, 2024 and 2023, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for all periods presented.

Segment Reporting

The Company operates and measures its results in one operating segment and therefore has one reportable segment: the development, manufacture and sales of high-tech security devices and related cellular communication services for the devices. The Company’s Chief Operating Decision Maker, (the President, Chief Operating Officer, and Chief Financial Officer) evaluates performance of the Company and makes decisions regarding the allocation of resources based on total Company results. The Company has presented required geographical data in Note 14.

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

NOTE 2 – Revenue Recognition and Contracts with Customers

The Company is engaged in the development, manufacture, and distribution of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems on a monthly basis. These products and services are used for commercial, residential, institutional, industrial and governmental applications, and are sold primarily to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States.

As of September 30, 2024 and June 30, 2024, the Company included refund liabilities of approximately $6,066,000 and $6,295,000, respectively, in current liabilities. As of September 30, 2024 and June 30, 2024, the Company included return-related assets of approximately $1,557,000 and $1,586,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 9% and 4% for the three months ended September 30, 2024 and 2023, respectively.

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

	Three months ended September 30,
	2024	2023
Major Product Lines:
Intrusion and access alarm products	$9,063	$9,297
Door locking devices	13,854	15,094
Services	21,086	17,285
Total Revenues	$44,003	$41,676

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had one customer with an accounts receivable balance that comprised of 15% and 17% as of September 30, 2024 and June 30, 2024. The Company had one additional customer with an accounts receivable balance that comprised of 15% as of September 30, 2024. The Company had another additional customer with an accounts receivable balance that comprised of 12% as of June 30, 2024. Sales to any of these customers did not exceed 10% of net sales during the three months ended September 30, 2024 and 2023, respectively.

NOTE 4 – Fair Value Measurement

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis at September 30, 2024 and June 30, 2024, respectively:

	Level 1	Level 2	Level 3	Total
September 30, 2024
Cash equivalents
Certificate of deposits	-	-	-	-
Money market funds	73,055,000	-	-	73,055,000
Total	73,055,000	-	-	73,055,000
Short-term investments
Certificate of deposits	10,926,000	-	-	10,926,000
Total	10,926,000	-	-	10,926,000
Marketable securities
Mutual funds	5,666,000	-	-	5,666,000
Total	5,666,000	-	-	5,666,000

June 30, 2024
Cash equivalents
Certificate of deposits	5,402,000	-	-	5,402,000
Money market funds	41,116,000	-	-	41,116,000
Total	46,518,000	-	-	46,518,000
Short-term investments
Certificate of deposits	26,980,000	-	-	26,980,000
Total	26,980,000	-	-	26,980,000
Marketable securities
Mutual funds	5,398,000	-	-	5,398,000
Total	5,398,000	-	-	5,398,000

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets, as well as certificates of deposits and time deposits that are classified as Level 1 due to their short-term nature.

For the years ended June 30, 2024 and 2023, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 – Marketable Securities

The Company’s marketable securities include investments in fixed income mutual funds, which are reported at their fair values. The disaggregated net gains and losses on the marketable securities recognized within the accompanying condensed consolidated statements of income for the three months ended September 30, 2024 and 2023, are as follows (in thousands):

	Three months ended September 30,
	2024	2023

Net gains recognized during the period on marketable securities	$111	$42
Less: Net (losses) recognized during the period on marketable securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	157	(57)
	$268	$(15)

The following tables summarize the Company’s investments at September 30, 2024 and June 30, 2024, respectively (in thousands):

	September 30, 2024			June 30, 2024
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds	$5,842	5,666	$(176)	$5,857	$5,398	$(459)

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Available-for-sale securities in a loss position at September 30, 2024 and June 30, 2024 were as follows:

	Continuous Loss Position for Less than 12 Months		Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2024
Mutual funds	-	-	4,152,000	218,000
Total	-	-	4,152,000	218,000

June 30, 2024
Mutual funds	-	-	4,677,000	486,000
Total	-	-	4,677,000	486,000

NOTE 6 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	September 30,	June 30,
	2024	2024
Component parts	$34,064	$32,283
Work-in-process	7,213	7,509
Finished product	8,900	10,121
	$50,177	$49,913

Classification of inventories:
Current	$36,395	$34,804
Non-current	13,782	15,109
	$50,177	$49,913

The reserve for excess and slow-moving inventory, which reduces inventory in our consolidated balance sheets were $4,820,000 and $5,026,000 as of September 30, 2024 and June 30, 2024, respectively.

NOTE 7 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2024	June 30, 2024	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,539	7,539	3 to 5
Furniture and fixtures	3,661	3,613	5 to 10
Machinery and equipment	29,809	29,761	3 to 10
Building improvements	3,618	3,129	Shorter of the lease term or life of asset
	54,442	53,857
Less: accumulated depreciation and amortization	(45,155)	(44,780)
	$9,287	$9,077

Depreciation and amortization expense on property, plant, and equipment was approximately $470,000 and $453,000 for the three months ended September 30, 2024 and 2023, respectively.

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

For the three months ended September 30, 2024 the Company recognized total pre-tax book income of $13,000,000, comprised of $2,529,000 and $10,471,000 of domestic and foreign pre-tax book income, respectively.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of September 30, 2024, the Company had accrued interest totaling $209,000, as well as $700,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the three months ended September 30, 2024, additional interest expense was accrued for in the amount of $15,000.

The company has FIN 48 liabilities accrued due to historic Section 956 positions. These positions would not be reversed until the earlier of when the statute of limitation lapses noting that Section 956 adjustments are subject to a 6-year period under the constructive dividend rules, or the position is effectively settled via an IRS audit. Based on the tax returns filed in April of 2019, the six year statute of limitations would expire during Q4 of June 30, 2025.

We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2024, fiscal years 2021 and forward are still open for examination, in addition to fiscal year 2018, which is subject to a six year statute of limitations. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

In December 2022, the Company received a letter from the IRS (“IRS”) notifying it that the IRS has closed its examination of the Company’s income tax return for fiscal year ended June 30, 2020.  There has been no changes proposed in relation to this examination.

NOTE 9 - Long-Term Debt

On February 9, 2024, the Company and its primary bank, HSBC Bank USA National Association (“HSBC”), agreed to amend and restate the existing Third Amended and Restated Credit Agreement (“Agreement”) dated June 29, 2012, as amended, between the Registrant and HSBC with the Fourth Amended and Restated Credit Agreement (“Amended Agreement”). The Amended Agreement extends the term of the Agreement from June 28, 2024, to February 9, 2029. The Amended Agreement also increases the available revolving credit line from $11,000,000 to $20,000,000 and replaces the LIBOR benchmark rate with the Secured Overnight Financing Rate (SOFR) benchmark rate. As of September 30, 2024 and June 30, 2024, the Company has no outstanding debt.

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

During Fiscal 2020, the Company received the proceeds of promissory notes (the "PPP Loan Agreement"), entered into between the Company and HSBC Bank USA N.A., as lender (the "Lender). The Lender made the loans pursuant to the Paycheck Protection Program (the "PPP"), created by Section 1102 of the CARES Act. Pursuant to the PPP Loan Agreement, the Lender made loans to the Company with an aggregate principal amount of $3,904,000 (the "PPP Loan"). The PPP Loan and related extinguishment was accounted for in accordance with ASC 470 “Debt”.

Pursuant to the CARES Act, the loans may be forgiven, and during Fiscal 2022, the PPP Loans were forgiven, in their entirety, in accordance with guidelines set forth in the PPP Loan Agreement. In accordance with the CARES Act, the federal government reserves the right to audit any forgiveness of PPP Loan’s for a period of six years from the date of forgiveness, and it has indicated that it intends to audit loans that were in excess of $2 million.

NOTE 10 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended September 30, 2024 and 2023, the Company recorded non-cash compensation expense of

$371,000 ($0.01 per basic and diluted share) and $307,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2024, 361,036 stock options were outstanding, 198,060 stock options were exercisable and no further stock options were available for grant under this plan.

No stock options were granted during the three months ended September 30, 2024 and 2023, respectively. No options may be granted under this plan after December 2022.

The following table reflects activity under the 2012 Employee Plan for the three months ended September 30:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	363,036	$21.47	521,580	$19.37
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	(2,000)	$26.94	—	—
Outstanding, end of period	361,036	$21.44	521,580	$19.37
Exercisable, end of period	198,060	$20.97	258,328	$17.40
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$35,000		n/a
Total intrinsic value of options outstanding	$6,869,000		$1,763,000
Total intrinsic value of options exercisable	$3,860,000		$1,358,000

A total of 2,000 and 0 stock options were exercised during the three months ended September 30, 2024 and 2023, respectively.  $54,000 cash was received from the option exercises during the three months ended September 30 ,2024. The actual tax benefit realized for the tax deductions from option exercises during the three months ended September 30, 2024 and 2023 was $0 and $0, respectively.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$10.02 ‑ $26.94	361,036	6.90	$21.44	198,060	$20.97
	361,036	6.90	$21.44	198,060	$20.97

As of September 30, 2024, there was $885,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 9,100 and 10,700 options vested during the three months ended September 30, 2024 and 2023, respectively. The total grant date fair value of the options vesting during the three months ended September 30, 2024 and 2023 was $112,000 and $124,000, respectively

2012 Non-Employee Stock Option Plan

In December 2012, the stockholders approved the 2012 Non-Employee Stock Option Plan (the 2012 Non-Employee Plan). This plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options to non-employee directors and consultants to the Company and its subsidiaries.

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2024, 20,400 stock options were outstanding, 16,560 stock options were exercisable and no further stock options were available for grant under this plan after December 2022.

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	20,400	$14.39	20,400	$14.39
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	20,400	$14.39	20,400	$14.39
Exercisable, end of period	16,560	$12.41	13,920	$10.99
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$532,000		$167,000
Total intrinsic value of options exercisable	$465,000		$159,000

No stock options were exercised during the three months ended September 30, 2024 and 2023, respectively. No cash was received from option exercises during the three months ended September 30, 2024 and 2023, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	5.40	$14.39	16,560	$12.41
	20,400	5.40	$14.39	16,560	$12.41

As of September 30, 2024, there was $19,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options vested during the three months ended September 30, 2024 and 2023, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2024, 64,900 stock options were outstanding, 59,500 stock options were exercisable and 4,000 further stock options were available for grant under this plan.

There were no options granted during the three months ended September 30, 2024 and 2023. No options may be granted under this plan after December 2028. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rates	n/a	n/a
Expected lives	n/a	n/a
Expected volatility	n/a	n/a
Expected dividend yields	n/a	n/a

The following table reflects activity under the 2018 Non-Employee Plan for the three months ended September 30:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	68,900	$14.54	75,000	$14.83
Granted	—	—	—	—
Forfeited/Lapsed	(4,000)	$22.93	—	—
Exercised	—		—	—
Outstanding, end of period	64,900	$14.02	75,000	$14.83
Exercisable, end of period	59,500	$13.21	50,720	$12.87
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$1,716,000		$570,000
Total intrinsic value of options exercisable	$1,621,000		$480,000

No stock options were exercised during the three months ended September 30, 2024 and 2023, respectively. No cash was received from option exercises during the three months ended September 30, 2024 and 2023, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at September 30, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	64,900	5.35	$14.02	59,500	$13.21
	64,900	5.35	$14.02	59,500	$13.21

As of September 30, 2024, there was $27,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. No options vested during the three months ended September 30, 2024, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2024, 51,900 stock options were outstanding, 34,140 stock options were exercisable and 45,100 stock options were available for grant under this plan.

No options were granted during the three months ended September  30, 2024 and 2023, respectively. No options may be granted under this plan after May 2030. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rates	n/a	n/a
Expected lives	n/a	n/a
Expected volatility	n/a	n/a
Expected dividend yields	n/a	n/a

The following table reflects activity under the 2020 Non-Employee Plan for the three months ended September 30:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	56,900	$23.35	56,900	$23.35
Granted	—	—	—	—
Forfeited/Lapsed	(2,000)	$26.94	—	—
Exercised	(3,000)	$26.94	—	—
Outstanding, end of period	51,900	$23.00	56,900	$23.35
Exercisable, end of period	34,140	$21.42	25,760	$21.21
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$32,000		n/a
Total intrinsic value of options outstanding	$906,000		$109,000
Total intrinsic value of options exercisable	$650,000		$87,000

A total of 3,000 and 0 stock options were exercised during the three months ended September 30, 2024 and 2023, respectively. 3,000 stock options exercised during the three months ended September 30, 2024 were settled by the company withholding 2,151 shares from the shares issuable on exercise of the options. The withheld shares of common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. The actual tax benefit realized for the tax deductions from option exercises during the three months ended September 30, 2024 and 2023 was $7,000 and $0, respectively.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at September 30, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $30.71	51,900	7.29	$23.00	34,140	$21.42
	51,900	7.29	$23.00	34,140	$21.42

As of September 30, 2024, there was $163,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 7,000 options vested during both the three months ended September 30, 2024 and 2023, respectively. The total grant date fair value of the options vesting during the three months ended September 30, 2024 and 2023 under this plan was $79,000 each period.

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

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2024, 130,000 stock options were outstanding, 26,000 stock options were exercisable and 820,000 stock options were available for grant under this plan.

No stock options were granted during the three months ended September 30, 2024 and 2023, respectively. No options may be granted under this plan after December 2032. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rates	n/a	n/a
Expected lives	n/a	n/a
Expected volatility	n/a	n/a
Expected dividend yields	n/a	n/a

The following table reflects activity under the 2022 Employee Plan for the three months ended September 30:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	130,000	$41.38	5,000	40.01
Granted	—	—	—	—
Forfeited/Lapsed	—	—	(5,000)	$40.01
Exercised	—	—	—	—
Outstanding, end of period	130,000	$41.38	—	—
Exercisable, end of period	26,000	$41.38	—	—
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$189,000		n/a
Total intrinsic value of options exercisable	$38,000		n/a

No options were exercised during the three months ended September 30, 2024 and 2023, respectively. No cash was received from option exercises during the three months ended September 30, 2024 and 2023 and the actual tax benefit realized for the tax deductions from option exercises was $0.

The following table summarizes information about stock options outstanding under the 2022 Employee Plan at September 30, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$21.60 - $49.39	130,000	9.56	$41.38	26,000	$41.38
	130,000	9.56	$41.38	26,000	$41.38

As of September 30, 2024, there was $1,955,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2022 Employee Plan. No options vested during the three months ended September 30, 2024 and 2023, respectively.

NOTE 11 – Stockholders’ Equity Transactions

The following tables summarizes information about dividends declared by the Company for the three months ended September 30, 2024 and the fiscal year ended June 30, 2024:

Dividend Declaration Date	Stockholders of Record Date	Dividend Payable Date	Per Share Cash Dividend Amount

August 22, 2024	September 12, 2024	October 3, 2024	$0.125
May 2, 2024	June 3, 2024	June 24, 2024	$ 0.10
February 1, 2024	March 1, 2024	March 22, 2024	$ 0.10
November 2, 2023	December 1, 2023	December 22, 2023	$ 0.08
August 18, 2023	September 1, 2023	September 22, 2023	$ 0.08

The dividend payable from the dividend declared on August 22, 2024, has been settled subsequent to September 30, 2024.

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. During the three months ended September 30, 2024 the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. Shares repurchased through September 30, 2024 are included in the Company’s Treasury Stock as of September 30, 2024. The Company currently has available 387,388 shares that can be repurchased under this authorization. See Note 15, Subsequent Events, for an additional authorization.

The following tables summarizes information about shares repurchased by the Company for the three months ended September 30, 2024:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	per Share	Programs	Plans or Programs
September 10, 2024 - September 19, 2024	193,252	$ 37.67	193,252	387,388
Total for the 3 months ended September 30, 2024	193,252	$ 37.67	193,252	387,388

During the three months ended September 30, 2024, certain employees and directors exercised stock options under the Company's 2012 Employee and 2020 Non-Employee Stock Option Plans totaling 5,000 shares. Of the 5,000 shares exercised, 3,000 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares withheld by the Company was 2,151 and was based upon the aggregate fair market value on the date of exercise equal to the purchase price being paid.

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $69,000 and $62,000 for the three months ended September 30, 2024 and 2023, respectively.

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

For the three months ended September 30, 2024 and 2023 cash payments against operating lease liabilities totaled $57,000 and $86,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	68 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2024 (in thousands):

Year Ending June 30,	Amount
2025	$344
2026	346
2027	349
2028	351
2029	353
Thereafter	29,665
Total future minimum lease payments	$31,408
Less: Imputed interest	25,998
Total	$5,410

Operating lease expense totaled approximately $95,000 and $124,000 for the three months ended September 30, 2024 and 2023, respectively.

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

Employment Agreements

The Company is obligated under three employment agreements and one severance agreement with executive officers of the Company. The employment agreements are with the Company’s CEO, Senior Vice President of Finance and Chief Accounting Officer (“SVP of Finance”)and the Senior Vice President of Engineering and Chief Technology Officer (“the SVP of Engineering”) and the severance agreement is with the Company’s President , Chief Operating Officer and Chief Financial Officer (“CFO”).

The employment agreement with the CEO provides for an annual salary of $970,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

The employment agreement with the SVP of Finance expires in June 2025 and provides for an annual salary of $350,000. Upon the anniversary date, if terminated by the Company without cause, the SVP of Finance is entitled to severance of six months’ salary and continued company-sponsored health insurance for six months from the date of termination.

The employment agreement with the SVP of Engineering expires in August 2024 and provides for an annual salary of $440,000, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended September 30,
	2024	2023
Sales to external customers (1):
Domestic	$43,689	$41,371
Foreign	314	305
Total Net Sales	$44,003	$41,676

	September 30, 2024	June 30, 2024
Identifiable assets:
United States	$166,883	$164,365
Dominican Republic (2)	43,008	43,387
Total Identifiable Assets	$209,891	$207,752
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (September 30, 2024 = $33,445; June 30, 2024 = $33,584), operating lease right of use (September 30, 2024 = $5,410; June 30, 2024 = $5,487) and fixed assets (September 30, 2024 = $3,543; June 30, 2024 = $3,623) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the end of the period covered by the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

On November 1, 2024, the Company’s Board of Directors declared a cash dividend of $.125 per share payable on January 3, 2025 to stockholders of record on December 12, 2024. Additionally, on November 1, 2024, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock in addition to the prior authorized repurchases described in Note 11.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

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

Highlights from the quarter ended September 30, 2024 compared with the comparable quarter in fiscal 2023 included:

●	Net sales for the quarter increased 6% to a record $44.0 million.
●	Recurring service revenue (“RSR”) for the quarter increased 22% to $21.1 million.
●	Gross margin for recurring service revenue increased to 91% as compared to 90%.
●	Gross margin for equipment revenue was 24% as compared to 28%.
●	Net income increased 7% to a first quarter record $11.2 million.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fully described in Note 1 to the Company’s consolidated financial statements included in its 2024 Annual Report on Form 10-K.

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We continuously evaluate our estimates and judgments based on historical experience, as well as other factors that we believe to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical estimates include management’s judgments associated with reserves for sales returns and allowances, allowance for credit losses, overhead expenses applied to inventory, inventory reserves, valuation of intangible assets, share based compensation and income taxes. These estimates may change in the future if underlying assumptions or factors change, and actual results may differ from these estimates.

Results of Operations

	Three months ended September 30,
	(dollars in thousands)
			% Increase/
	2024	2023	(decrease)
Net sales: equipment revenues	$22,917	$24,391	(6.0)%
service revenues	21,086	17,285	22.0%
Total net sales	44,003	41,676	5.6%
Gross Profit: equipment	5,407	6,894	(21.6)%
services	19,209	15,519	23.8%
Total gross profit	24,616	22,413	9.8%
Gross profit as a % of net sales:	55.9%	53.8%	3.9%
equipment	23.6%	28.3%	(16.6)%
services	91.1%	89.8%	1.4%

Research and development	3,057	2,437	25.4%
Selling, general and administrative	9,703	8,421	15.2%
Selling, general and administrative as a percentage of net sales	22.1%	20.2%	9.4%
Operating income	11,856	11,555	2.6%
Interest and other income, net	1,144	440	160.0%
Provision for income taxes	1,815	1,517	19.6%
Net income	11,185	10,478	6.7%

Net Sales

Net Sales for the three months ended September 30, 2024 increased $2,327,000 to $44,003,000 as compared to $41,676,000 in the comparable period. Net equipment revenues for the three months ended September 30, 2024, decreased $1,474,000 to $22,917,000 as compared to $24,391,000 in the comparable period. The decrease in net equipment sales was primarily due to decreases in intrusion and access alarm products of $233,000 and door locking devices of $1,241,000.

Net service revenues for the three months ended September 30, 2024, increased $3,801,000 to $21,086,000 as compared to $17,285,000 in the Comparable period. The increase in net service revenues was primarily due to an increase in our cellular (radio) communication device activations.

Gross Profit

Overall gross profit for the three months ended September 30, 2024 increased $2,203,000 to $24,616,000, or 55.9% of net sales, as compared to $22,413,000, or 53.8% of net sales, for the comparable period.

Gross profit from equipment sales was $5,407,000, or 23.6% of equipment sales, as compared to $6,894,000, or 28.3% of net equipment sales, for the comparable period. The decrease in gross profit percentage from equipment sales is primarily a result of product mix. Door locking products historically result in higher margin percentages as compared to access alarm products and specifically cellular (radio) communicator devices, which also result in future increases in recurring alarm communication services revenue.

Gross profit on service revenues was $19,209,000, or 91.1% of net service revenues, as compared to $15,519,000, or 89.8% of net service revenues, for the comparable period a year ago. The increase in gross profit percentage was a result of renegotiation of royalty arrangements and volume rebates received from carriers.

Research and Development

Research and development expenses for the three months ended September 30, 2024 increased by $620,000 to $3,057,000, or 6.9% of net sales, as compared to $2,437,000, or 5.8% of net sales, for the comparable period. The increase in research and development expenses was primarily a result of annual compensation increases and hiring of additional resources.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2024 increased by $1,282,000 to $9,703,000 as compared to $8,421,000 for the comparable period.

The increase in SG&A expenses was primarily attributable to compensation increases and hiring of additional staff, increases in advertising and insurance costs, partially offset by decreases in professional fees.

Other Income (Expense)

Interest and other income, net for the three months ended September 30, 2024 increased by $704,000 to income of $1,144,000 as compared to income of $440,000 for the comparable period. The increase in income was primarily due to an increase in interest income on short-term investments as a result of higher interest rates and larger deposit balances.

Income Taxes

The Company’s provision for income taxes for the three months ended September 30, 2024 increased by $298,000 to $1,815,000 as compared to $1,517,000 for the same period a year ago. The increase in the provision for income taxes for the three months was primarily due to higher taxable income in the U.S. The Company’s effective rate for income tax was 14.0% and 12.6% for the three months ended September 30, 2024 and 2023 respectively. The Company’s effective tax rate for the three months ended September 30, 2024 increased as a result of higher non-deductible stock based compensation.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $20,255,000 during the quarter ended September 30, 2024, and our cash and cash equivalents and short-term investments as of September 30, 2024 was $96,522,000. We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months.

As of September 30, 2024, the Company’s available revolving credit line was $20,000,000, which expires in February 2029, none of which has been drawn. The Company has no outstanding debt.

A summary of the cash flow activity for the periods ended September 30, 2024 and 2023 is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $12.0 million for the period ended September 30, 2024 and was due to net income of $11.2 million and increase in cash flow from changes in operating assets and liabilities of $1.3 million, partially offset by adjustments for non-cash items of $.4 million. The changes in operating assets and liabilities were largely attributable to increases in accounts receivables and decreases in inventories and accounts payable and accrued expenses.

Net cash provided by operating activities was $11.2 million for the period ended September 30, 2023 and was due to net income of $10.5 million and adjustments for non-cash items of $1.7 million, partially offset by a decrease in cash flow from operating activities due to changes in operating assets and liabilities of $1.0 million. The changes in operating assets and liabilities was largely attributable to a decrease in accounts receivable and an increase in and accounts payable and accrued expenses offset by an increase in inventories.

Cash Flows from Investing Activities

The net cash provided by investing activities of $15.5 million during the period ended September 30, 2024 was primarily attributable to the redemption of other investments ($16.3 million) partially offset by expenditures used for capital expenditures ($.7 million) and purchase of investments ($.1 million). The cash used in investing activities of $0.6 million during the period ended September 30, 2023, was primarily attributable to expenditures used for capital expenditures and purchase of investments. The change in use of cash for investing activities from 2023 to 2024 was a reduction in investments in term deposits (other investments).

Cash Flows from Financing Activities

The cash used in financing activities of $7.2 million for the period ended September 30, 2024 was primarily related to the purchase of treasury shares. The cash used in financing activities of $2.9 million for the period ended September 30, 2023 was primarily related to the payment of stockholder dividends.

Contractual Obligations and Commitments

As of September 30, 2024, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We internally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $5.4 million at June 30, 2024. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2024, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $113,000. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $810,000.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as of September 30, 2024. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, management concluded that such disclosure controls and procedures were not effective, at the reasonable assurance level, as of September 30, 2024, as a result of the material weaknesses in internal control over financial reporting discussed below.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024, management identified a material weakness in internal control related to inventory costing. The material weakness was a result of ineffective review of information used in the inventory costing process.

Plans for Remediation of Material Weaknesses

Management, with the oversight of the audit committee of our Board of Directors, is currently designing and implementing reconciliation procedures to determine that the information used in the costing of inventory is complete and accurate and expects to complete these actions during fiscal 2025. While the Company has begun the process of taking measures which it believes will remediate the underlying cause of this material weakness, there can be no assurance as to when the remediation plan will be fully developed and implemented and whether such measures will be effective. Until the Company’s remediation plan is fully implemented and effective, the Company will continue to devote time, attention and financial resources to this effort.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in the Company’s internal controls over financial reporting, except for the remediation efforts described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as described above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 13, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 as well as the Form 424(b)(7) Prospectus, filed on March 7, 2024. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K and Form 424(b)(7) for the three months ended September 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. During the three months ended September 30, 2024 the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. Shares repurchased through September 30, 2024 are included in the Company’s Treasury Stock as of September 30, 2024.

The following tables summarizes information about shares repurchased by the Company for the three months ended September 30, 2024:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	per Share	Programs	Plans or Programs
September 10, 2024 - September 19, 2024	193,252	$ 37.67	193,252	387,388
Total for the 3 months ended September 30, 2024	193,252	$ 37.67	193,252	387,388

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

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

November 4, 2024

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors & Chief Executive Officer
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
President, Chief Operating Officer & Chief Financial Officer
(Principal Financial and Accounting Officer)