Form 10-Q
period 2024-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2025-02-03
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: January 31, 2025

COMMON STOCK, $.01 PAR VALUE PER SHARE     36,401,421

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31, 2024	June 30, 2024

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$86,019	$65,341
Investments - other	—	26,980
Marketable securities	13,176	5,398
Accounts receivable, net of allowance for credit losses of $20 and $32 as of December 31, 2024 and June 30, 2024, respectively	23,456	31,898
Inventories	37,634	34,804
Income tax receivable	1,195	73
Prepaid expenses and other current assets	3,252	4,269
Total Current Assets	164,732	168,763
Inventories - non-current	12,040	15,109
Property, plant and equipment, net	9,915	9,077
Intangible assets, net	3,445	3,602
Deferred income taxes	7,012	5,428
Operating lease - Right-of-use asset	5,335	5,487
Other assets	205	286
TOTAL ASSETS	$202,684	$207,752

CURRENT LIABILITIES
Accounts payable	$4,551	$7,977
Accrued expenses	8,680	10,345
Accrued salaries and wages	4,032	3,907
Dividend payable	4,554	—
Total Current Liabilities	21,817	22,229
Accrued income taxes	1,223	1,122
Operating lease liability	5,417	5,512
TOTAL LIABILITIES	28,457	28,863
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of December 31, 2024 and June 30, 2024; 39,771,035 and 39,768,186 shares issued; and 36,401,421 and 36,874,471 shares outstanding, respectively.	398	398
Additional paid-in capital	24,523	23,712
Retained earnings	186,788	174,300
Less: Treasury Stock, at cost (3,369,614 and 2,893,715 shares as of December 31, 2024 and June 30, 2024, respectively)	(37,529)	(19,521)
Accumulated other comprehensive income	47	—
TOTAL STOCKHOLDERS’ EQUITY	174,227	178,889
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,684	$207,752

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended December 31,
	2024	2023

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$21,725	$29,007
Service revenues	21,208	18,540
	42,933	47,547
Cost of sales:
Equipment related expenses	16,606	20,656
Service-related expenses	1,838	1,879
	18,444	22,535

Gross Profit	24,489	25,012

Operating expenses:
Research and development	3,107	2,542
Selling, general, and administrative expenses	10,211	8,665
Total Operating Expenses	13,318	11,207

Operating Income	11,171	13,805

Other income:
Interest and other income, net	921	729
Income before Provision for Income Taxes	12,092	14,534
Provision for Income Taxes	1,625	1,924
Net Income	$10,467	$12,610

Income per share:
Basic	$0.29	$0.34
Diluted	$0.28	$0.34

Weighted average number of shares outstanding:
Basic	36,538,000	36,829,000
Diluted	36,776,000	37,018,000

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six Months Ended December 31,
	2024	2023

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$44,642	$53,398
Service revenues	42,294	35,825
	86,936	89,223
Cost of sales:
Equipment-related expenses	34,116	38,153
Service-related expenses	3,715	3,645
	37,831	41,798

Gross Profit	49,105	47,425

Operating expenses:
Research and development	6,164	4,979
Selling, general, and administrative expenses	19,914	17,086
Total Operating Expenses	26,078	22,065

Operating Income	23,027	25,360

Other income:
Interest and other income, net	2,065	1,169
Income before Provision for Income Taxes	25,092	26,529
Provision for Income Taxes	3,440	3,441
Net Income	$21,652	$23,088

Income per share:
Basic	$0.59	$0.63
Diluted	$0.59	$0.62

Weighted average number of shares outstanding:
Basic	36,706,000	36,743,000
Diluted	36,983,000	36,962,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net Income	$10,467	$12,610	$21,652	$23,088
Other comprehensive income, net of tax		—		—
Net change in unrealized gains on available-for-sale debt securities, net of taxes of $7	47	—	47	—
Other comprehensive income, net of tax	47	—	47	—
Comprehensive income	$10,514	$12,610	$21,699	$23,088

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Six months ended December 31, 2024 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2024	39,768,186	$398	$23,712	(2,893,715)	$(19,521)	$174,300	$—	$178,889
Net income	—	—	—	—	—	11,185	—	11,185
Stock-based compensation expense	—	—	371	—	—	—	—	371
Stock options exercised	2,849	—	54	—	—	—	—	54
Purchase of treasury shares	—	—	—	(193,252)	(7,280)	—	—	(7,280)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,610)	—	(4,610)
Balances at September 30, 2024	39,771,035	$398	$24,137	(3,086,967)	$(26,801)	$180,875	$—	$178,609
Net income	—	—	—	—	—	10,467	—	10,467
Other comprehensive income, net of tax	—	—	—	—	—	—	47	47
Stock-based compensation expense	—	—	386	—	—	—	—	386
Stock options exercised	—	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	(282,647)	(10,728)	—	—	(10,728)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,554)	—	(4,554)
Balances at December 31, 2024	39,771,035	$398	$24,523	(3,369,614)	$(37,529)	$186,788	$47	$174,227

	Six months ended December 31, 2023 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2023	39,663,812	$397	$21,553	(2,893,715)	$(19,521)	$137,740	$—	$140,169
Net income	—	—	—	—	—	10,478	—	10,478
Stock-based compensation expense	—	—	307	—	—	—	—	307
Cash dividend ($.08 per share)	—	—	—	—	—	(2,942)	—	(2,942)
Balances at September 30, 2023	39,663,812	$397	$21,860	(2,893,715)	$(19,521)	$145,276	$—	$148,012
Net income	—	—	—	—	—	12,610	—	12,610
Stock-based compensation expense	—	—	303	—	—	—	—	303
Stock options exercised	11,892	—	—	—	—	—	—	—
Cash dividend ($.08 per share)	—	—	—	—	—	(2,941)	—	(2,941)
Balances at December 31, 2023	39,675,704	$397	$22,163	(2,893,715)	$(19,521)	$154,945	$—	$157,984

See accompanying notes to condensed consolidated financial statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months ended December 31,
	2024	2023

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,652	$23,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,133	1,088
Interest (income) expense on other investments	(194)	(17)
Unrealized (gain) loss on marketable securities	(82)	(71)
(Recovery of) credit losses	(12)	(35)
Change to inventory reserve	(184)	720
Deferred income taxes	(1,584)	(1,405)
Stock based compensation expense	757	610
Changes in operating assets and liabilities:
Accounts receivable	8,454	(1,448)
Inventories	422	(5,005)
Prepaid expenses and other current assets	1,017	(124)
Income tax receivable	(1,129)	(292)
Other assets	81	20
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(4,807)	1,564
Net Cash Provided by Operating Activities	25,524	18,693
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,814)	(682)
Purchases of marketable securities	(7,642)	(117)
Purchases of other investments	(78)	(655)
Redemption of other investments	27,252	—
Net Cash Provided by (Used in) Investing Activities	17,718	(1,454)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	54	—
Cash paid for dividend	(4,610)	(5,883)
Cash paid for purchase of treasury shares	(18,008)	—
Net Cash Used in Financing Activities	(22,564)	(5,883)

Net increase in Cash and Cash Equivalents	20,678	11,356
CASH AND CASH EQUIVALENTS - Beginning	65,341	35,955
CASH AND CASH EQUIVALENTS - Ending	$86,019	$47,311
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$15	$4
Income taxes paid	$6,051	$5,165
Non-Cash Investing and Financing Transactions
Cash dividends declared and not paid	$4,554	$—

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2024

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”, “our”) is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. We have experienced significant growth in recent years, primarily driven by our recurring service revenues generated from wireless communication services for intrusion and fire alarm systems, as well as our school security products that are designed to meet the increasing needs to enhance school security as a result of on-campus shooting and violence in the U.S.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, marketable securities, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2024 and June 30, 2024 due to their short-term maturities.

Cash and Cash Equivalents and Investments – other

All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. Such items may include liquid money market funds, certificate of deposit, U.S. treasury securities and time deposit accounts. Investments that are classified as cash equivalents are carried at cost, which approximates fair value. Certificate of deposits with an original maturity greater than three months are classified as Investments – other.

Cash and cash equivalents include approximately $74,620,000 of short-term time deposits, consisting of money market funds totaling $72,095,000 and $2,525,000 of U.S. treasury securities as of December 31, 2024. Cash and cash equivalents include approximately $46,518,000 of short-term time deposits, consisting of certificates of deposit totaling $5,402,000 and $41,116,000 in a money market fund as of June 30, 2024. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents. Certificates of deposit with an original maturity greater than three months are classified as Investments-other.

Cash and cash equivalents consist of the following as of (in thousands):

	December 31, 2024	June 30, 2024

Cash	$11,399	$18,823
Money Market Fund	72,095	41,116
U.S. Treasury Securities	2,525	—
Certificate of Deposits	—	5,402
	$86,019	$65,341

Investments-other consists of the following as of (in thousands):

	December 31, 2024	June 30, 2024

Certificate of Deposits	$—	$26,980
	$—	$26,980

Certificates of deposit are recorded at the original cost plus accrued interest. There were no certificate of deposits outstanding at December 31, 2024. The Company’s certificates of deposits as of June 30, 2024 consist of the following (in thousands):

June 30, 2024

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	4.70%	8/22/2024	$5,374	$5,402
Investments - other	4.55% - 4.75%	7/25/2024 - 10/24/2024	26,709	26,980

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2024 and June 30, 2024. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

Marketable Securities

Investments in debt securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, a systematic methodology is employed that considers available quantitative and qualitative evidence. In addition, specific adverse conditions are considered related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

Investments in equity securities with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). The Company performs a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expense), net.

Accounts Receivable

Accounts receivable is stated net of the reserves for credit losses of $20,000 and $32,000 as of December 31, 2024 and June 30, 2024, respectively. In accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), the Company recognizes an allowance for credit losses for trade receivables to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset which includes consideration of past events and historical loss experience, current events and also future events based on our expectation as of the balance sheet date. Receivables are written off when the Company determined that such receivables are deemed uncollectible. The Company pools its receivables based on similar risk characteristics in estimating its expected credit losses. In situations where a receivable does not share the same risk characteristics with other receivables, the Company measures those receivables individually. The Company also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.

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

Intangible assets consisted of the follows (in thousands):

	December 31, 2024			June 30, 2024
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(9,492)	$308	$9,800	$(9,436)	$364
Trade name	4,048	(911)	3,137	4,048	(810)	3,238
	$13,848	$(10,403)	$3,445	$13,848	$(10,246)	$3,602

Amortization expense for intangible assets subject to amortization was approximately $79,000 and $84,000 for the three months ended December 31, 2024 and 2023, respectively. Amortization expense for intangible assets subject to amortization was approximately $157,000 and $168,000 for the six months ended December 31, 2024 and 2023, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2026 - $297,000; 2027 - $283,000; 2028 - $269,000; 2029 - $210,000; and 2030 - $202,000. The weighted average remaining amortization period for intangible assets was 14.4 years and 14.8 years at December 31, 2024 and June 30, 2024, respectively.

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

The Company provides limited standard warranty for defective products, usually for a period of 24 to 36 months, and accepts returns for such defective products as well as for other limited circumstances. The Company also provides rebates to customers for meeting specified purchasing targets and other coupons or credits in limited circumstances. Reserves are established for the estimated returns, rebates and credits and such variable consideration is measured based on the most likely amount method.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($80,000 and $103,000 in the three months ended December 31, 2024 and 2023, respectively, and $170,000 and $186,000 in the six months ended December 31, 2024 and 2023, respectively); and classifies the costs associated with these sales in cost of sales ($353,000 and $389,000 in the three months ended December 31, 2024 and 2023, respectively and $743,000 and $760,000 in the six months ended December 31, 2024 and 2023, respectively).

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" (“SG&A”) expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended December 31, 2024 and 2023 was $916,000 and $696,000, respectively. Advertising expense for the six months ended December 31, 2024 and 2023 was $1,806,000 and $1,457,000, respectively.

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

Treasury Stock

Treasury stock is accounted for using the cost method and recorded as a reduction to Stockholders’ equity on the Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock are included in the cost of the shares acquired.

To determine the cost of treasury stock that is either sold or re-issued, we use the first in, first out method. When treasury stock is re-issued at a price higher than its cost, the increase is recorded in additional paid-in capital on the Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the decrease is recorded in additional paid-in capital to the extent that there are previously recorded increases to offset the decrease. Any decreases in excess of that amount are recorded in retained earnings on the Consolidated Balance Sheets.

Net Income per Share

Basic net income per common share (Basic EPS) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share (Diluted EPS) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2024	2023	2024	2023	2024	2023
Basic EPS	$10,467	$12,610	36,538	36,829	$0.29	$0.34
Effect of Dilutive Securities:
Stock Options	—	—	238	189	(0.01)	—
Diluted EPS	$10,467	$12,610	36,776	37,018	$0.28	$0.34

Options to purchase 120,000 and 67,500 shares of common stock were excluded for the three months ended December 31, 2024 and 2023, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31, 2024 and 2023 (in thousands, except share and per share data):

					Net Income per
	Net Income		Weighted Average Shares		Share
	2024	2023	2024	2023	2024	2023
Basic EPS	$21,652	$23,088	36,706	36,743	$0.59	$0.63
Effect of Dilutive Securities:
Stock Options	—	—	277	219	—	(0.01)
Diluted EPS	$21,652	$23,088	36,983	36,962	$0.59	$0.62

Options to purchase 70,000 and 36,250 shares of common stock were excluded for the six months ended December 31, 2024 and 2023, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $386,000 and $303,000 were recognized for the three months ended December 31, 2024 and 2023, respectively. Stock-based compensation costs of $757,000 and $610,000 were recognized for the six months ended December 31, 2024 and 2023, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three and six months ended December 31, 2024 or 2023.

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

As of December 31, 2024 and June 30, 2024, the Company included refund liabilities of approximately $4,814,000 and $6,295,000, respectively, in current liabilities. As of December 31, 2024 and June 30, 2024, the Company included return-related assets of approximately $1,263,000 and $1,586,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 4% and 6% for the three months ended December 31, 2024 and 2023, respectively. As a percentage of gross sales, returns, rebates and allowances were 7% and 5% for the six months ended December 31, 2024 and 2023, respectively.

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

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Major Product Lines:
Intrusion and access alarm products	$7,556	$11,258	$16,619	$20,554
Door locking devices	14,169	17,749	28,023	32,844
Services	21,208	18,540	42,294	35,825
Total Revenues	$42,933	$47,547	$86,936	$89,223

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had two customers with an accounts receivable balance that comprised of 11% and 13% as of December 31, 2024. These same two customers had an accounts receivable balance that comprised of 17% and 12% as of June 30, 2024. The Company had one additional customer with an accounts receivable balance that comprised of 13% as of December 31, 2024. Sales to any of these customers did not exceed 10% of net sales during the three or six months ended December 31, 2024 and 2023, respectively.

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis at December 31, 2024 and June 30, 2024, respectively:

	Level 1	Level 2	Level 3	Total
December 31, 2024
Cash equivalents
U.S. Treasury Securities	2,525,000	-	-	2,525,000
Money market funds	72,095,000	-	-	72,095,000
Total	74,620,000	-	-	74,620,000
Marketable securities
U.S. Treasury Securities	7,528,000	-	-	7,528,000
Mutual funds	5,648,000	-	-	5,648,000
Total	13,176,000	-	-	13,176,000

June 30, 2024
Cash equivalents
Certificate of deposits	5,402,000	-	-	5,402,000
Money market funds	41,116,000	-	-	41,116,000
Total	46,518,000	-	-	46,518,000
Short-term investments
Certificate of deposits	26,980,000	-	-	26,980,000
Total	26,980,000	-	-	26,980,000
Marketable securities
Mutual funds	5,398,000	-	-	5,398,000
Total	5,398,000	-	-	5,398,000

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets, as well as certificates of deposits and time deposits that are classified as Level 1 due to their short-term nature.

For the three and six months ending December 31, 2024 and 2023, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 – Marketable Securities

A summary of the fair value of the Company’s investment in marketable securities as of December 31, 2024 and June 30, 2024 is as follows:

	December 31, 2024	June 30, 2024

Equity Securities	$5,648	$5,398
Debt Securities (available-for-sale)	7,528	—
	$13,176	$5,398

Investments in Equity Securities

The disaggregated net gains and losses on the equity securities recognized within the accompanying condensed consolidated statements of income for the three and six months ended December 31, 2024 and 2023, are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023

Net gains recognized during the period on equity securities	$57	$75	$168	$117
Less: Net income (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	(76)	128	81	71
	$(19)	$203	$249	$188

The following tables summarize the Company’s investments in equity securities at December 31, 2024 and June 30, 2024, respectively (in thousands):

	December 31, 2024			June 30, 2024
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds	$5,899	5,648	$(251)	$5,857	$5,398	$(459)

Investment income is recognized when earned and consists principally of dividend income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Investments in Debt Securities

The Company had no investment in debt securities at June 30, 2024. The following tables summarize the Company’s investments in debt securities at December 31, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$9,976	$53	$—	$10,029

Included in Cash and cash equivalents	$2,501	$-	$—	$2,501
Included in Marketable securities	$7,475	$53	$—	$7,528

The debt investments all mature within one year or less, and the Company did not recognize any credit or non-credit related losses related to its debt securities during the three and six months ended December 31, 2024.

NOTE 6 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	December 31,	June 30,
	2024	2024
Component parts	$32,203	$32,283
Work-in-process	7,607	7,509
Finished product	9,864	10,121
	$49,674	$49,913

Classification of inventories:
Current	$37,634	$34,804
Non-current	12,040	15,109
	$49,674	$49,913

The reserve for excess and slow-moving inventory, which reduces inventory in our consolidated balance sheets were $4,800,000 and $5,026,000 as of December 31, 2024 and June 30, 2024, respectively.

NOTE 7 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2024	June 30, 2024	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,548	7,539	3 to 5
Furniture and fixtures	3,702	3,613	5 to 10
Machinery and equipment	30,854	29,761	3 to 10
Building improvements	3,657	3,129	Shorter of the lease term or life of asset
	55,576	53,857
Less: accumulated depreciation and amortization	(45,661)	(44,780)
	$9,915	$9,077

Depreciation and amortization expense on property, plant, and equipment was approximately $506,000 and $467,000 for the three months ended December 31, 2024 and 2023, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $976,000 and $920,000 for the six months ended December 31, 2024 and 2023, respectively.

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

For the six months ended December 31, 2024 the Company recognized total pre-tax book income of $25,092,000, comprised of $4,306,000 and $20,786,000 of domestic and foreign pre-tax book income, respectively.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of December 31, 2024, the Company had accrued interest totaling $229,000, as well as $754,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the six months ended December 31, 2024, additional tax liability and interest expense were accrued for in the amount of $54,000 and $35,000, respectively.

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

We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2024, fiscal years 2021 and forward are still open for examination, in addition to fiscal year 2018, which is subject to a six year statute of limitations. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

In December 2022, the Company received a letter from the IRS (“IRS”) notifying it that the IRS has closed its examination of the Company’s income tax return for fiscal year ended June 30, 2020.  There has been no changes proposed in relation to this examination.

NOTE 9 - Long-Term Debt

On February 9, 2024, the Company and its primary bank, HSBC Bank USA National Association (“HSBC”), agreed to amend and restate the existing Third Amended and Restated Credit Agreement (“Agreement”) dated June 29, 2012, as amended, between the Registrant and HSBC with the Fourth Amended and Restated Credit Agreement (“Amended Agreement”). The Amended Agreement extends the term of the Agreement from June 28, 2024, to February 9, 2029. The Amended Agreement also increases the available revolving credit line from $11,000,000 to $20,000,000 and replaces the LIBOR benchmark rate with the Secured Overnight Financing Rate (SOFR) benchmark rate. As of December 31, 2024 and June 30, 2024, the Company has no outstanding debt.

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

NOTE 10 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended December 31, 2024 and 2023, the Company recorded non-cash compensation expense of $386,000 ($0.01 per basic and diluted share) and $335,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income. For the six months ended December 31, 2024 and 2023, the Company recorded non-cash compensation expense of $757,000 ($0.02 per basic and diluted share) and $610,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income.

2012 Employee Stock Option Plan

In December 2012, the stockholders approved the 2012 Employee Stock Option Plan (the 2012 Employee Plan). The 2012 Employee Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,900,000 shares of the Company’s common stock to be acquired by the holders of such awards. Under this plan, the Company may grant stock options, which are intended to qualify as incentive stock options (“ISOs”) or non-incentive stock options, to employees. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company’s outstanding common stock must be granted an option with a price of at least 110% of the fair market value on the date of grant and a term of 10 years.

Under the 2012 Employee Plan, stock options may be granted to employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2024, 361,036 stock options were outstanding, 265,660 stock options were exercisable and no further stock options were available for grant under this plan after December 2022.

The following table reflects activity under the 2012 Employee Plan for the six months ended December 31:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	363,036	$21.47	521,580	$19.37
Forfeited/Lapsed	—	—	(11,000)	$3.15
Exercised	(2,000)	$26.94	(31,600)	$22.13
Outstanding, end of period	361,036	$21.44	478,980	$19.56
Exercisable, end of period	265,660	$21.36	289,728	$18.58
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$35,000		$375,000
Total intrinsic value of options outstanding	$5,100,000		$7,034,000
Total intrinsic value of options exercisable	$3,772,000		$4,539,000

A total of 2,000 stock options were exercised during both the six months ended December 31, 2024. There were no stock options exercised during the three months ended December 31, 2024.  $54,000 cash was received from the option exercises during the six months ended December 31, 2024. The actual tax benefit realized for the tax deductions from option exercises during both the three and six months ended December 31, 2024 was $0. A total of 31,600 stock options were exercised during both the three and six months ended December 31, 2023. The 31,600 options that were exercised during the three and six months ended December 31, 2023 were settled by the Company withholding 20,567 from the shares issuable on exercise of the options. The withheld shares of common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. No cash was received from the option exercises during both the three and six months ended December 31, 2023. The actual tax benefit realized for the tax deductions from option exercises during both the three and six months ended December 31, 2023 was $52,000.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at December 31, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$10.02 ‑ $26.94	361,036	6.65	$21.44	265,660	$21.36
	361,036	6.65	$21.44	265,660	$21.36

As of December 31, 2024, there was $677,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 67,600 and 76,700 options vested during the three and six months ended December 31, 2024. The total grant date fair value of the options vesting during the three and six months ended December 31, 2024 was $670,000 and $782,000, respectively. 74,000 and 84,700 options vested during the three and six months ended December 31, 2023. The total grant date fair value of the options vesting during the three and six months ended December 31, 2023 was $724,000 and $849,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2024, 20,400 stock options were outstanding, 18,480 stock options were exercisable and no further stock options were available for grant under this plan after December 2022.

The following table reflects activity under the 2012 Non-Employee Plan for the six months ended December 31:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	20,400	$14.39	20,400	$14.39
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	20,400	$14.39	20,400	$14.39
Exercisable, end of period	18,480	$13.50	15,840	$12.44
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$432,000		$405,000
Total intrinsic value of options exercisable	$408,000		$345,000

No stock options were exercised during the three and six months ended December 31, 2024 and 2023, respectively. No cash was received from option exercises during the three and six months ended December 31, 2024 and 2023, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at December 31, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	5.14	$14.39	18,480	$13.50
	20,400	5.14	$14.39	18,480	$13.50

As of December 31, 2024, there was $15,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 1,920 options vested during both the three and six months ended December 31, 2024 and 2023, respectively. The total grant date fair value of the options vesting during both the three and six months ended December 31, 2024 and 2023 was $19,000.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2024, 64,900 stock options were outstanding, 62,200 stock options were exercisable and 4,000 further stock options were available for grant under this plan.

There were no options granted during the six months ended December 31, 2024 and 2023. No options may be granted under this plan after December 2028.

The following table reflects activity under the 2018 Non-Employee Plan for the six months ended December 31:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	68,900	$14.54	75,000	$14.83
Granted	—	—	—	—
Forfeited/Lapsed	(4,000)	$22.93	—	—
Exercised	—		(1,600)	$15.27
Outstanding, end of period	64,900	$14.02	73,400	$14.82
Exercisable, end of period	62,200	$13.63	58,620	$13.81
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		$28,000
Total intrinsic value of options outstanding	$1,398,000		$1,426,000
Total intrinsic value of options exercisable	$1,364,000		$1,198,000

No stock options were exercised during both the three and six months ended December 31, 2024. No cash was received from option exercises during both the three and six months ended December 31, 2024, and the actual tax benefit realized for the tax deductions from option exercises was $0. A total of 1,600 stock options were exercised during the three and six months ended December 31, 2023. The 1,600 options that were exercised during the three and six months ended December 31, 2023 were settled by the Company withholding 740 from the shares issuable on exercise of the options. The withheld shares of Common Stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. No cash was received from the option exercises during the three and six months ended December 31, 2023. The actual tax benefit realized for the tax deductions from option exercises during the three and six months ended December 31, 2023 was $6,000 each period.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at December 31, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	64,900	5.10	$14.02	62,200	$13.63
	64,900	5.10	$14.02	62,200	$13.63

As of December 31, 2024, there was $20,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 2,700 options vested during both the three and six months ended December 31, 2024. The total grant date fair value of the options vesting during both the three and six months ended December 31, 2024 was $27,000. 9,500 options vested during both the three and six months ended December 31, 2023, respectively. The total grant date fair value of the options vesting during both the three and six months ended December 31, 2023 under this plan was $89,000 for both periods.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2024, 51,900 stock options were outstanding, 37,520 stock options were exercisable and 45,100 stock options were available for grant under this plan.

No options were granted during the six months ended December 31, 2024 and 2023, respectively. No options may be granted under this plan after May 2030.

The following table reflects activity under the 2020 Non-Employee Plan for the six months ended December 31:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	56,900	$23.35	56,900	$23.35
Granted	—	—	—	—
Forfeited/Lapsed	(2,000)	$26.94	—	—
Exercised	(3,000)	$26.94	—	—
Outstanding, end of period	51,900	$23.00	56,900	$23.35
Exercisable, end of period	37,520	$21.55	29,140	$21.41
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$32,000		n/a
Total intrinsic value of options outstanding	$652,000		$620,000
Total intrinsic value of options exercisable	$525,000		$374,000

A total of 0 and 3,000 stock options were exercised during the three and six months ended December 31, 2024, respectively. 3,000 stock options exercised during the six months ended December 31, 2024 were settled by the company withholding 2,151 shares from the shares issuable on exercise of the options. The withheld shares of common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. The actual tax benefit realized for the tax deductions from option exercises during the three and six months ended December 31, 2024 was $0 and $7,000, respectively. No stock options were exercised during both the three and six months ended December 31, 2023. No cash was received from option exercises during either of the three and six months ended December 31, 2023 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at December 31, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $30.71	51,900	7.03	$23.00	37,520	$21.55
	51,900	7.03	$23.00	37,520	$21.55

As of December 31, 2024, there was $137,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 3,380 and 10,380 options vested during both of the three and six months ended December 31, 2024 and 2023, respectively. The total grant date fair value of the options vesting during both the three and six months ended December 31, 2024 and 2023 was $34,000 and $113,000, respectively.

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

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At December 31, 2024, 130,000 stock options were outstanding, 28,000 stock options were exercisable and 820,000 stock options were available for grant under this plan.

No stock options were granted during the six months ended December 31, 2024. There were 10,000 options granted during the three and six months ended December 31, 2023. No options may be granted under this plan after December 2032. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rates	n/a	4.66%
Expected lives	n/a	5.76 Years
Expected volatility	n/a	48.71%
Expected dividend yields	n/a	1.48%

The following table reflects activity under the 2022 Employee Plan for the six months ended December 31:

	2024		2023
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	130,000	$41.38	5,000	$40.01
Granted	—	—	10,000	$21.60
Forfeited/Lapsed	—	—	(5,000)	$40.01
Exercised	—	—	—	—
Outstanding, end of period	130,000	$41.38	10,000	$21.60
Exercisable, end of period	28,000	$39.96	2,000	$21.60
Weighted average fair value at grant date of options granted	n/a		$9.75
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$140,000		$127,000
Total intrinsic value of options exercisable	$56,000		$25,300

No options were exercised during both the three and six months ended December 31, 2024 and 2023, respectively. No cash was received from option exercises during both the three and six months ended December 31, 2024 and 2023 and the actual tax benefit realized for the tax deductions from option exercises was $0.

The following table summarizes information about stock options outstanding under the 2022 Employee Plan at December 31, 2024:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$21.60 - $49.39	130,000	9.30	$41.38	28,000	$39.96
	130,000	9.30	$41.38	28,000	$39.96

As of December 31, 2024, there was $1,816,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2022 Employee Plan. 2,000 options vested during both the three and six months ended December 31, 2024 and 2023, respectively. The total grant date fair value of the options vesting during both the three and six months ended December 31, 2024 and 2023 under this plan was $19,500, respectively.

NOTE 11 – Stockholders’ Equity Transactions

The following tables summarizes information about dividends declared by the Company for the six months ended December 31, 2024 and the fiscal year ended June 30, 2024:

Dividend Declaration Date	Stockholders of Record Date	Dividend Payable Date	Per Share Cash Dividend Amount

November 1, 2024	December 12, 2024	January 3, 2025	$0.125
August 22, 2024	September 12, 2024	October 3, 2024	$0.125
May 2, 2024	June 3, 2024	June 24, 2024	$ 0.10
February 1, 2024	March 1, 2024	March 22, 2024	$ 0.10
November 2, 2023	December 1, 2023	December 22, 2023	$ 0.08
August 18, 2023	September 1, 2023	September 22, 2023	$ 0.08

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. In November of Fiscal 2025, the board authorized the repurchase of up to an additional 1 million shares. During the first quarter of the fiscal year ended June 30, 2025, the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. During the second quarter of the fiscal year ended June 30, 2025, the Company repurchased 282,647 shares of its outstanding common stock at a weighted average price of $37.95. Shares repurchased through the six months ended December 31, 2024, are included in the Company’s Treasury Stock as of December 31, 2024. The Company currently has available 1,104,741 shares that can be repurchased under this authorization.

The following tables summarizes information about shares repurchased by the Company for the six months ended December 31, 2024:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	per Share	Programs	Plans or Programs
September 10, 2024 - September 19, 2024	193,252	$ 37.67	193,252	1,104,741
November 7, 2024 - December 19, 2024	282,647	$ 37.95	282,647	1,104,741
Total for the 6 months ended December 31, 2024	475,899	$ 37.84	475,899	1,104,741

During the six months ended December 31, 2024, certain employees and directors exercised stock options under the Company's 2012 Employee and 2020 Non-Employee Stock Option Plans totaling 5,000 shares. Of the 5,000 shares exercised, 3,000 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares withheld by the Company was 2,151 and was based upon the aggregate fair market value on the date of exercise equal to the purchase price being paid. There were no stock option exercises from certain employees and directors during the three months ended December 31, 2024.

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $69,000 and $58,000 for the three months ended December 31, 2024 and 2023, respectively. Company contributions to this plan are discretionary and totaled $138,000 and $119,000 for the six months ended December 31, 2024 and 2023, respectively.

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

For the three months ended December 31, 2024 and 2023 cash payments against operating lease liabilities totaled $115,000 and $86,000, respectively. For the six months ended December 31, 2024 and 2023 cash payments against operating lease liabilities totaled $172,000 and $171,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	67 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2024 (in thousands):

Year Ending June 30,	Amount
2025	$172
2026	346
2027	349
2028	351
2029	353
Thereafter	29,665
Total future minimum lease payments	$31,236
Less: Imputed interest	25,901
Total	$5,335

Operating lease expense totaled approximately $144,000 and $129,000 for the three months ended December 31, 2024 and 2023, respectively. Operating lease expense totaled approximately $239,000 and $253,000 for the six months ended December 31, 2024 and 2023, respectively.

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

On November 26, 2024, a putative derivative lawsuit captioned Minzer v. Soloway, et al., Case No. 2024-1218, was filed in the Court of Chancery in the State of Delaware against the Company’s Chairman and Chief Executive Officer, Chief Financial Officer, and certain current and former directors.  The Company is a “Nominal Defendant” in the lawsuit.  The complaint alleges, among other things, that the defendants breached their fiduciary duties and aided and abetted breach of fiduciary duties by allowing the Company to remain with ineffective internal controls over financial reporting and inventory and by allowing for the dissemination of false and misleading financial information in public filings.  The complaint also brings breach of fiduciary duty and unjust enrichment claims in connection with stock sales by the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and seeks indemnity and contribution.  The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf. Defendants’ motion to dismiss and/or stay the case is due on February 28, 2025.

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

Employment Agreements

The Company is obligated under three employment agreements and one severance agreement with executive officers of the Company. The employment agreements are with the Company’s CEO, Senior Vice President of Finance and Chief Accounting Officer (“SVP of Finance”) and the Senior Vice President of Engineering and Chief Technology Officer (“the SVP of Engineering”) and the severance agreement is with the Company’s President, Chief Operating Officer and Chief Financial Officer (“CFO”).

The employment agreement with the CEO provides for an annual salary of $971,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

The employment agreement with the SVP of Finance expires in June 2025 and provides for an annual salary of $350,000. Upon the anniversary date, if terminated by the Company without cause, the SVP of Finance is entitled to severance of six months’ salary and continued company-sponsored health insurance for six months from the date of termination.

The employment agreement with the SVP of Engineering expires in August 2026 and provides for an annual salary of $458,000, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination.

The severance agreement is with the President and CFO and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Sales to external customers (1):
Domestic	$42,679	$47,291	$86,367	$88,661
Foreign	254	256	569	562
Total Net Sales	$42,933	$47,547	$86,936	$89,223

	December 31, 2024	June 30, 2024
Identifiable assets:
United States	$160,536	$164,365
Dominican Republic (2)	42,148	43,387
Total Identifiable Assets	$202,684	$207,752
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (December 31, 2024 = $31,864; June 30, 2024 = $33,584), operating lease right of use (December 31, 2024 = $5,335; June 30, 2024 = $5,487) and fixed assets (December 31, 2024 = $4,312; June 30, 2024 = $3,623) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the end of the period covered by the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

On January 30, 2025, the Company’s Board of Directors declared a cash dividend of $.125 per share payable on April 3, 2025 to stockholders of record on March 12, 2025.

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

Highlights from the three and six months ended December 31, 2024 compared with the comparable periods in fiscal 2024 included:

●	Net sales decreased 9.7% to $42.9 million and 2.6% to $86.9 million, for the three and six months.
●	Recurring service revenue (“RSR”) increased 14.4% and 18.1% to $21.2 and $42.3 million for the three and six months.
●	Total gross profit margin increased from 52.6% to 57.0% and 53.2% to 56.5% for the three and six months.
●	Gross margin for RSR increased to 91.3% and 91.2% as compared to 89.9% and 89.8% for the three and six months.
●	Generated $25.5 million in cash flows from operations for the six months ended December 31, 2024 as compared to $18.7 in fiscal 2024.

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

Results of Operations

	Three months ended December 31,			Six months ended December 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2024	2023	(decrease)	2024	2023	(decrease)
Net sales: equipment revenues	$21,725	$29,007	(25.1)%	$44,642	$53,398	(16.4)%
service revenues	21,208	18,540	14.4%	42,294	35,825	18.1%
Total net sales	42,933	47,547	(9.7)%	86,936	89,223	(2.6)%
Gross Profit: equipment	5,119	8,351	(38.7)%	10,526	15,245	(31.0)%
services	19,370	16,661	16.3%	38,579	32,180	19.9%
Total gross profit	24,489	25,012	(2.1)%	49,105	47,425	3.5%
Gross profit as a % of net sales:	57.0%	52.6%	8.4%	56.5%	53.2%	6.2%
equipment	23.6%	28.8%	(18.1)%	23.6%	28.5%	(17.2)%
services	91.3%	89.9%	1.6%	91.2%	89.8%	1.6%

Research and development	3,107	2,542	22.2%	6,164	4,979	23.8%
Selling, general and administrative	10,211	8,665	17.8%	19,914	17,086	16.6%
Selling, general and administrative as a percentage of net sales	23.8%	18.2%	30.8%	22.9%	19.1%	19.9%
Operating income	11,171	13,805	(19.1)%	23,027	25,360	(9.2)%
Interest and other income, net	921	729	26.3%	2,065	1,169	76.6%
Provision for income taxes	1,625	1,924	(15.5)%	3,440	3,441	(0.0)%
Net income	10,467	12,610	(17.0)%	21,652	23,088	(6.2)%

Net Sales

Three Months Ended December 31, 2024:

Net sales for the three months ended December 31, 2024 decreased $4,614,000 to $42,933,000 as compared to $47,547,000 in the comparable period. Net equipment revenues for the three months ended December 31, 2024, decreased $7,282,000 to $21,725,000 as compared to $29,007,000 in the comparable period. The decrease in net equipment sales was primarily due to decreases in intrusion and access alarm products of $3,702,000 and door locking devices of $3,580,000. The reduction is attributable to reduced sales by two of the Company’s larger distributors, one of which reduced all purchases to reduce existing inventory levels, and a second distributor who was completing a management restructuring which resulted in reduced purchases. In addition, the timing of project work has impacted sales of custom door locking devices.

Net service revenues for the three months ended December 31, 2024, increased $2,668,000 to $21,208,000 as compared to $18,540,000 in the Comparable period. The increase in net service revenues was due to an increase in the number of our cellular (radio) communication devices put into service and activated.

Six Months Ended December 31, 2024:

Net sales for the six months ended December 31, 2024 decreased $2,287,000 to $86,936,000 as compared to $89,223,000 in the comparable period. Net equipment revenues for the six months ended December 31, 2024, decreased $8,756,000 to $44,642,000 as compared to $53,398,000 in the comparable period. The decrease in net equipment sales was primarily due to decreases in intrusion and access alarm products of $3,936,000 and door locking devices of $4,821,000. The reduction is attributable to reduced sales by two of the Company’s larger distributors, one of which reduced all purchases to reduce existing inventory levels, and a second distributor who was completing a management restructuring which resulted in reduced purchases. In addition, the timing of project work has impacted sales of custom door locking devices.

Net service revenues for the six months ended December 31, 2024, increased $6,469,000 to $42,294,000 as compared to $35,825,000 in the comparable period. The increase in net service revenues was due to an increase in the number of our cellular (radio) communication devices put into service and activated.

Gross Profit

Three Months Ended December 31, 2024

Overall gross profit for the three months ended December 31, 2024 decreased $523,000 to $24,489,000, or 57.0% of net sales, as compared to $25,012,000, or 52.6% of net sales, for the comparable period.

Gross profit from equipment sales was $5,119,000, or 23.6% of equipment sales, as compared to $8,351,000, or 28.8% of net equipment sales, for the comparable period. The decrease in gross profit percentage from equipment sales is primarily a result of product mix and lower absorption of fixed overhead costs. In addition, door locking products historically result in higher margin percentages as compared to access alarm products and specifically cellular (radio) communicator devices, which also result in future increases in recurring communication services revenue.

Gross profit on service revenues was $19,370,000, or 91.3% of net service revenues, as compared to $16,661,000, or 89.9% of net service revenues, for the comparable period a year ago. The increase in gross profit percentage was a result of renegotiation of royalty arrangements and volume rebates received from carriers.

Six Months Ended December 31, 2024:

Overall gross profit for the six months ended December 31, 2024 increased $1,680,000 to $49,105,000, or 56.5% of net sales, as compared to $47,425,000, or 53.2% of net sales, for the comparable period.

Gross profit from equipment sales was $10,526,000, or 23.6% of equipment sales, as compared to $15,245,000, or 28.5% of equipment sales, for the comparable period. The decrease in gross profit percentage from equipment sales is primarily a result of product mix and lower absorption of fixed overhead costs. In addition, door locking products historically result in higher margin percentages as compared to access alarm products and specifically cellular (radio) communicator devices, which also result in future increases in recurring alarm communication services revenue.

Gross profit on service revenues was $38,579,000, or 91.2% of net service revenues, as compared to $32,180,000, or 89.8% of net service revenues, for the comparable period a year ago. The increase in gross profit percentage was a result of renegotiation of royalty arrangements and volume rebates received from carriers.

Research and Development

Research and development expenses for the three months ended December 31, 2024 increased by $565,000 to $3,107,000, or 7.2% of net sales, as compared to $2,542,000, or 5.3% of net sales, for the comparable period. The increase in research and development expenses was primarily a result of annual compensation increases and hiring of additional resources.

Research and development expenses for the six months ended December 31, 2024 increased by $1,185,000 to $6,164,000, or 7.1% of net sales, as compared to $4,979,000, or 5.6% of net sales, for the comparable period. The increase in research and development expenses was primarily a result of annual compensation increases and hiring of additional resources.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2024 increased by $1,546,000 to $10,211,000 as compared to $8,665,000 for the comparable period. The increase in SG&A expenses was primarily attributable to compensation increases and hiring of additional staff, increases in advertising and insurance costs, partially offset by decreases in professional fees.

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2024 increased by $2,828,000 to $19,914,000 as compared to $17,086,000 for the comparable period. The increase in SG&A expenses was primarily attributable to compensation increases and hiring of additional staff, increases in advertising and insurance costs, partially offset by decreases in professional fees.

Other Income (Expense)

Interest and other income, net for the three months ended December 31, 2024 increased by $192,000 to income of $921,000 as compared to income of $729,000 for the comparable period. The increase in income was primarily due to an increase in interest income on short-term investments as a result of higher interest rates and larger deposit balances.

Interest and other income, net for the six months ended December 31, 2024 increased by $896,000 to income of $2,065,000 as compared to income of $1,169,000 for the comparable period. The increase in income was primarily due to an increase in interest income on short-term investments as a result of higher interest rates and larger deposit balances.

Income Taxes

The Company’s provision for income taxes for the three months ended December 31, 2024 decreased by $299,000 to $1,625,000 as compared to $1,924,000 for the same period a year ago. The decrease in the provision for income taxes for the three months was primarily due to lower taxable income in the U.S. The Company’s effective rate for income tax was 13.4% and 13.2% for the three months ended December 31, 2024 and 2023 respectively. The Company’s effective tax rate for the three months ended December 31, 2024 increased as a result of higher non-deductible stock based compensation.

The Company’s provision for income taxes for the six months ended December 31, 2024 of $3,440,000 remained consistent as compared to $3,441,000 for the same period a year ago. The Company’s effective rate for income tax was 13.7% and 13.0% for the six months ended December 31, 2024 and 2023 respectively. The Company’s effective tax rate for the six months ended December 31, 2024 increased as a result of higher non-deductible stock based compensation.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $20,678,000 during the six months ended December 31, 2024, and our cash and cash equivalents and short-term investments as of December 31, 2024 was $99,195,000. We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months.

As of December 31, 2024, the Company’s available revolving credit line was $20,000,000, which expires in February 2029, none of which has been drawn. The Company has no outstanding debt.

A summary of the cash flow activity for the six months ended December 31, 2024 and 2023 is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $25.5 million for the six months ended December 31, 2024 and was due to net income of $21.7 million and increase in cash flow from changes in operating assets and liabilities of $4.0 million offset by adjustments for non-cash items of $.2 million. The changes in operating assets and liabilities were largely attributable to decreases in accounts receivables, inventories and prepaid expenses partially offset by increases in income tax receivable and decreases in accounts payable and accrued expenses.

Net cash provided by operating activities was $18.7 million for the six months ended December 31, 2023 and was due to net income of $23.1 million and adjustments for non-cash items of $.9 million, partially offset by a decrease in cash flow from operating activities due to changes in operating assets and liabilities of $5.3 million. The changes in operating assets and liabilities was largely attributable to a decrease in accounts receivable and inventories partially offset by an increase in and accounts payable and accrued expenses.

Cash Flows from Investing Activities

The net cash provided by investing activities of $17.7 million during the six months ended December 31, 2024 was primarily attributable to the redemption of other investments ($27.3 million) partially offset by expenditures used for capital expenditures ($1.8 million) and purchase of investments ($7.6 million). The cash used in investing activities of $1.4 million during the six months ended December 31, 2023, was primarily attributable to expenditures used for capital expenditures and purchase of investments. The change in use of cash for investing activities from 2023 to 2024 was a increase in the redemption of investments in term deposits (other investments).

Cash Flows from Financing Activities

The cash used in financing activities of $22.6 million for the six months ended December 31, 2024 was primarily related to the purchase of treasury shares. The cash used in financing activities of $5.9 million for the six months ended December 31, 2023 was primarily related to the payment of stockholder dividends.

Contractual Obligations and Commitments

As of December 31, 2024, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We internally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes equity securities and U.S. treasury securities with a total fair value of approximately $15.7 million at December 31, 2024. These securities are subject to interest rate risk and, based on our investment portfolio at December 31, 2024, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $314,000. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $889,000.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as of December 31, 2024. Management applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, management concluded that such disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2024, as a result of the material weaknesses in internal control over financial reporting discussed below.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024, management identified a material weakness in internal control related to inventory costing. The material weakness was a result of ineffective review of information used in the inventory costing process.

Plans for Remediation of Material Weakness

Management, with the oversight of the audit committee of our Board of Directors, has designed and implemented reconciliation procedures to determine that the information used in the costing of inventory is complete and accurate. We expect the steps taken to date will remediate the underlying cause of this material weakness and will improve the effectiveness of our internal control over financial reporting.

The material weakness cannot be considered remediated until applicable controls have operated for a sufficient period of time that would allow management to test and conclude that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weakness, and the Company will continue to devote time, attention and financial resources to this effort.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in the Company’s internal controls over financial reporting, except for the remediation efforts described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as described above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 13, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 as well as the Form 424(b)(7) Prospectus, filed on March 7, 2024. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K and Form 424(b)(7) for the three and six months ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. In November of Fiscal 2025, the board authorized the repurchase of up to an additional 1 million shares. During the first quarter of the fiscal year ended June 30, 2025, the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. During the second quarter of the fiscal year ended June 30, 2025, the Company repurchased 282,647 shares of its outstanding common stock at a weighted average price of $37.95. Shares repurchased through the six months ended December 31, 2024, are included in the Company’s Treasury Stock as of December 31, 2024. The Company currently has available 1,104,741 shares that can be repurchased under this authorization.

The following tables summarizes information about shares repurchased by the Company for the six months ended December 31, 2024:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	per Share	Programs	Plans or Programs
September 10, 2024 - September 19, 2024	193,252	$ 37.67	193,252	1,104,741
November 7, 2024 - December 19, 2024	282,647	$ 37.95	282,647	1,104,741
Total for the 6 months ended December 31, 2024	475,899	$ 37.84	475,899	1,104,741

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

February 3, 2025

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors & Chief Executive Officer
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
President, Chief Operating Officer & Chief Financial Officer
(Principal Financial and Accounting Officer)