Form 10-Q
period 2025-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2025-05-05
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Number of shares outstanding of each of the issuer’s classes of common stock, as of: May 2, 2025

COMMON STOCK, $.01 PAR VALUE PER SHARE     35,656,421

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2025	June 30, 2024

	(in thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$73,413	$65,341
Investments - other	—	26,980
Marketable securities	15,884	5,398
Accounts receivable, net of allowance for credit losses of $20 and $32 as of March 31, 2025 and June 30, 2024, respectively	24,250	31,898
Inventories	34,450	34,804
Income tax receivable	958	73
Prepaid expenses and other current assets	3,428	4,269
Total Current Assets	152,383	168,763
Inventories - non-current	12,410	15,109
Property, plant and equipment, net	9,487	9,077
Intangible assets, net	3,366	3,602
Deferred income taxes	7,752	5,428
Operating lease - Right-of-use asset	5,261	5,487
Other assets	204	286
TOTAL ASSETS	$190,863	$207,752

CURRENT LIABILITIES
Accounts payable	$5,401	$7,977
Accrued expenses	8,776	10,345
Accrued salaries and wages	3,967	3,907
Dividend payable	4,468	—
Total Current Liabilities	22,612	22,229
Accrued income taxes	1,327	1,122
Operating lease liability	5,376	5,512
TOTAL LIABILITIES	29,315	28,863
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of March 31, 2025 and June 30, 2024; 39,771,035 and 39,768,186 shares issued; and 35,656,421 and 36,874,471 shares outstanding, respectively.	398	398
Additional paid-in capital	24,909	23,712
Retained earnings	192,443	174,300
Less: Treasury Stock, at cost (4,114,614 and 2,893,715 shares as of March 31, 2025 and June 30, 2024, respectively)	(56,315)	(19,521)
Accumulated other comprehensive income	113	—
TOTAL STOCKHOLDERS’ EQUITY	161,548	178,889
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$190,863	$207,752

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended March 31,
	2025	2024

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$22,351	$29,735
Service revenues	21,610	19,532
	43,961	49,267
Cost of sales:
Equipment related expenses	16,852	21,179
Service-related expenses	1,982	1,604
	18,834	22,783

Gross Profit	25,127	26,484

Operating expenses:
Research and development	3,185	2,757
Selling, general, and administrative expenses	10,796	9,233
Total Operating Expenses	13,981	11,990

Operating Income	11,146	14,494

Other income:
Interest and other income, net	862	637
Income before Provision for Income Taxes	12,008	15,131
Provision for Income Taxes	1,886	1,935
Net Income	$10,122	$13,196

Income per share:
Basic	$0.28	$0.36
Diluted	$0.28	$0.36

Weighted average number of shares outstanding:
Basic	36,111,000	36,835,000
Diluted	36,253,000	37,118,000

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine Months Ended March 31,
	2025	2024

	(in thousands, except for share and per share data)
Net sales:
Equipment revenues	$66,993	$83,133
Service revenues	63,904	55,357
	130,897	138,490
Cost of sales:
Equipment-related expenses	50,968	59,332
Service-related expenses	5,697	5,249
	56,665	64,581

Gross Profit	74,232	73,909

Operating expenses:
Research and development	9,349	7,736
Selling, general, and administrative expenses	30,710	26,319
Total Operating Expenses	40,059	34,055

Operating Income	34,173	39,854

Other income:
Interest and other income, net	2,927	1,806
Income before Provision for Income Taxes	37,100	41,660
Provision for Income Taxes	5,326	5,376
Net Income	$31,774	$36,284

Income per share:
Basic	$0.87	$0.99
Diluted	$0.86	$0.98

Weighted average number of shares outstanding:
Basic	36,511,000	36,792,000
Diluted	36,743,000	37,032,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net Income	$10,122	$13,196	$31,774	$36,284
Other comprehensive income, net of tax		—		—
Net change in unrealized gains on available-for-sale debt securities, net of taxes of $13 and $20, respectively	66	—	113	—
Other comprehensive income, net of tax	66	—	113	—
Comprehensive income	$10,188	$13,196	$31,887	$36,284

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (unaudited)

	Nine months ended March 31, 2025 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2024	39,768,186	$398	$23,712	(2,893,715)	$(19,521)	$174,300	$—	$178,889
Net income	—	—	—	—	—	11,185	—	11,185
Stock-based compensation expense	—	—	371	—	—	—	—	371
Stock options exercised	2,849	—	54	—	—	—	—	54
Purchase of treasury shares	—	—	—	(193,252)	(7,280)	—	—	(7,280)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,610)	—	(4,610)
Balances at September 30, 2024	39,771,035	$398	$24,137	(3,086,967)	$(26,801)	$180,875	$—	$178,609
Net income	—	—	—	—	—	10,467	—	10,467
Other comprehensive income, net of tax	—	—	—	—	—	—	47	47
Stock-based compensation expense	—	—	386	—	—	—	—	386
Purchase of treasury shares	—	—	—	(282,647)	(10,728)	—	—	(10,728)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,554)	—	(4,554)
Balances at December 31, 2024	39,771,035	$398	$24,523	(3,369,614)	$(37,529)	$186,788	$47	$174,227
Net income	—	—	—	—	—	10,122	—	10,122
Other comprehensive income, net of tax	—	—	—	—	—	—	66	66
Stock-based compensation expense	—	—	386	—	—	—	—	386
Purchase of treasury shares	—	—	—	(745,000)	(18,786)	—	—	(18,786)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,467)	—	(4,467)
Balances at March 31, 2025	39,771,035	$398	$24,909	(4,114,614)	$(56,315)	$192,443	$113	$161,548

	Nine months ended March 31, 2024 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2023	39,663,812	$397	$21,553	(2,893,715)	$(19,521)	$137,740	$—	$140,169
Net income	—	—	—	—	—	10,478	—	10,478
Stock-based compensation expense	—	—	307	—	—	—	—	307
Cash dividend ($.08 per share)	—	—	—	—	—	(2,942)	—	(2,942)
Balances at September 30, 2023	39,663,812	$397	$21,860	(2,893,715)	$(19,521)	$145,276	$—	$148,012
Net income	—	—	—	—	—	12,610	—	12,610
Stock-based compensation expense	—	—	303	—	—	—	—	303
Stock options exercised	11,892	—	—	—	—	—	—	—
Cash dividend ($.08 per share)	—	—	—	—	—	(2,941)	—	(2,941)
Balances at December 31, 2023	39,675,704	$397	$22,163	(2,893,715)	$(19,521)	$154,945	$—	$157,984
Net income	—	—	—	—	—	13,196	—	13,196
Stock-based compensation expense	—	—	266	—	—	—	—	266
Stock options exercised	90,650	1	426	—	—	—	—	427
Cash dividend ($.10 per share)	—	—	—	—	—	(3,687)	—	(3,687)
Balances at March 31, 2024	39,766,354	$398	$22,855	(2,893,715)	$(19,521)	$164,454	$—	$168,186

See accompanying notes to condensed consolidated financial statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months ended March 31,
	2025	2024

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,774	$36,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,705	1,627
Interest (income) expense on other investments	(194)	112
Unrealized (gain) loss on marketable securities	(131)	(52)
(Recovery of) credit losses	(12)	(26)
Change to inventory reserve	78	634
Deferred income taxes	(2,324)	(2,331)
Stock based compensation expense	1,143	876
Changes in operating assets and liabilities:
Accounts receivable	7,660	(4,178)
Inventories	2,973	(2,388)
Prepaid expenses and other current assets	841	23
Income tax receivable	(905)	75
Other assets	84	22
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(3,789)	354
Net Cash Provided by Operating Activities	38,903	31,032
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,879)	(1,043)
Purchases of marketable securities	(10,222)	(160)
Purchases of other investments	(78)	(1,123)
Redemption of other investments	27,252	—
Net Cash Provided by (Used in) Investing Activities	15,073	(2,326)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	54	427
Cash paid for dividend	(9,164)	(9,570)
Cash paid for purchase of treasury shares	(36,794)	—
Net Cash Used in Financing Activities	(45,904)	(9,143)

Net increase in Cash and Cash Equivalents	8,072	19,563
CASH AND CASH EQUIVALENTS - Beginning	65,341	35,955
CASH AND CASH EQUIVALENTS - Ending	$73,413	$55,518
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$8
Income taxes paid	$8,350	$7,437
Non-Cash Investing and Financing Transactions
Cash dividends declared and not paid	$4,467	$—

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2025

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

Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements of Napco Security Technologies, Inc. (Napco) have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were: Current Assets and Current Liabilities - The carrying amount of cash and cash equivalents, certificates of deposits, marketable securities, current receivables and payables and certain other short-term financial instruments approximate their fair value as of March 31, 2025 and June 30, 2024 due to their short-term maturities.

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

Cash and cash equivalents include approximately $59,685,000 of short-term time deposits money market funds as of March 31, 2025. Cash and cash equivalents include approximately $46,518,000 of short-term time deposits, consisting of certificates of deposit totaling $5,402,000 and $41,116,000 in a money market fund as of June 30, 2024. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents. Certificates of deposit with an original maturity greater than three months are classified as Investments-other.

Cash and cash equivalents consist of the following as of (in thousands):

	March 31, 2025	June 30, 2024

Cash	$13,728	$18,823
Money Market Fund	59,685	41,116
Certificate of Deposits	—	5,402
	$73,413	$65,341

Investments-other consists of the following as of (in thousands):

	March 31, 2025	June 30, 2024

Certificate of Deposits	$—	$26,980
	$—	$26,980

Certificates of deposit are recorded at the original cost plus accrued interest. There were no certificate of deposits outstanding at March 31, 2025. The Company’s certificates of deposits as of June 30, 2024 consist of the following (in thousands):

June 30, 2024

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	4.70%	8/22/2024	$5,374	$5,402
Investments - other	4.55% - 4.75%	7/25/2024 - 10/24/2024	26,709	26,980

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2025 and June 30, 2024. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

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

Accounts Receivable

Accounts receivable is stated net of the reserves for credit losses of $20,000 and $32,000 as of March 31, 2025 and June 30, 2024, respectively. In accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), the Company recognizes an allowance for credit losses for trade receivables to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset which includes consideration of past events and historical loss experience, current events and also future events based on our expectation as of the balance sheet date. Receivables are written off when the Company determined that such receivables are deemed uncollectible. The Company pools its receivables based on similar risk characteristics in estimating its expected credit losses. In situations where a receivable does not share the same risk characteristics with other receivables, the Company measures those receivables individually. The Company also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.

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

Intangible assets consisted of the follows (in thousands):

	March 31, 2025			June 30, 2024
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(9,521)	$279	$9,800	$(9,436)	$364
Trade name	4,048	(961)	3,087	4,048	(810)	3,238
	$13,848	$(10,482)	$3,366	$13,848	$(10,246)	$3,602

Amortization expense for intangible assets subject to amortization was approximately $79,000 and $84,000 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for intangible assets subject to amortization was approximately $236,000 and $253,000 for the nine months ended March 31, 2025 and 2024, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2026 - $297,000; 2027 - $283,000; 2028 - $269,000; 2029 - $210,000; and 2030 - $202,000. The weighted average remaining amortization period for intangible assets was 14.3 years and 14.8 years at March 31, 2025 and June 30, 2024, respectively.

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

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($91,000 and $93,000 in the three months ended March 31, 2025 and 2024, respectively, and $261,000 and $279,000 in the nine months ended March 31, 2025 and 2024, respectively); and classifies the costs associated with these sales in cost of sales ($330,000 and $421,000 in the three months ended March 31, 2025 and 2024, respectively and $1,073,000 and $1,181,000 in the nine months ended March 31, 2025 and 2024, respectively).

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" (“SG&A”) expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended March 31, 2025 and 2024 was $526,000 and $395,000, respectively. Advertising expense for the nine months ended March 31, 2025 and 2024 was $2,332,000 and $1,852,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2025	2024	2025	2024	2025	2024
Basic EPS	$10,122	$13,196	36,111	36,835	$0.28	$0.36
Effect of Dilutive Securities:
Stock Options	—	—	142	283	—	—
Diluted EPS	$10,122	$13,196	36,253	37,118	$0.28	$0.36

Options to purchase 125,000 and 0 shares of common stock were excluded for the three months ended March 31, 2025 and 2024, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the nine months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

					Net Income per
	Net Income		Weighted Average Shares		Share
	2025	2024	2025	2024	2025	2024
Basic EPS	$31,774	$36,284	36,511	36,792	$0.87	$0.99
Effect of Dilutive Securities:
Stock Options	—	—	232	240	(0.01)	(0.01)
Diluted EPS	$31,774	$36,284	36,743	37,032	$0.86	$0.98

Options to purchase 88,333 and 24,167 shares of common stock were excluded for the nine months ended March 31, 2025 and 2024, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $386,000 and $266,000 were recognized for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation costs of $1,143,000 and $876,000 were recognized for the nine months ended March 31, 2025 and 2024, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three and nine months ended March 31, 2025 or 2024.

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

As of March 31, 2025 and June 30, 2024, the Company included refund liabilities of approximately $4,973,000 and $6,295,000, respectively, in current liabilities. As of March 31, 2025 and June 30, 2024, the Company included return-related assets of approximately $1,215,000 and $1,586,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 6% for both the three months ended March 31, 2025 and 2024, respectively. As a percentage of gross sales, returns, rebates and allowances were 7% and 6% for the nine months ended March 31, 2025 and 2024, respectively.

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

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Major Product Lines:
Intrusion and access alarm products	$8,049	$10,139	$24,668	$30,693
Door locking devices	14,302	19,596	42,325	52,440
Services	21,610	19,532	63,904	55,357
Total Revenues	$43,961	$49,267	$130,897	$138,490

NOTE 3 – Business and Credit Concentrations

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. The Company had two customers that comprised of 16% and 13% of the accounts receivable balance as of March 31, 2025. The Company had two customers that comprised of 17% and 12% of the accounts receivable balance as of June 30, 2024. Sales to any customers did not exceed 10% of net sales during the three or nine months ended March 31, 2025 and 2024, respectively.

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis at March 31, 2025 and June 30, 2024, respectively:

	Level 1	Level 2	Level 3	Total
March 31, 2025
Cash equivalents
U.S. Treasury Securities	-	-	-	-
Money market funds	59,685,000	-	-	59,685,000
Total	59,685,000	-	-	59,685,000
Marketable securities
U.S. Treasury Securities	10,136,000	-	-	10,136,000
Mutual funds	5,748,000	-	-	5,748,000
Total	15,884,000	-	-	15,884,000

June 30, 2024
Cash equivalents
Certificate of deposits	5,402,000	-	-	5,402,000
Money market funds	41,116,000	-	-	41,116,000
Total	46,518,000	-	-	46,518,000
Short-term investments
Certificate of deposits	26,980,000	-	-	26,980,000
Total	26,980,000	-	-	26,980,000
Marketable securities
Mutual funds	5,398,000	-	-	5,398,000
Total	5,398,000	-	-	5,398,000

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets, as well as certificates of deposits and time deposits that are classified as Level 1 due to their short-term nature.

For the three and nine months ending March 31, 2025 and 2024, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 – Marketable Securities

A summary of the fair value of the Company’s investment in marketable securities as of March 31, 2025 and June 30, 2024 is as follows:

	March 31, 2025	June 30, 2024

Equity Securities	$5,748	$5,398
Debt Securities (available-for-sale)	10,136	—
	$15,884	$5,398

Investments in Equity Securities

The disaggregated net gains and losses on the equity securities recognized within the accompanying condensed consolidated statements of income for the three and nine months ended March 31, 2025 and 2024, are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024

Net gains recognized during the period on equity securities	$51	$42	$219	$160
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	49	(18)	131	52
	$100	$24	$350	$212

The following tables summarize the Company’s investments in equity securities at March 31, 2025 and June 30, 2024, respectively (in thousands):

	March 31, 2025			June 30, 2024
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds	$5,951	5,748	$(203)	$5,857	$5,398	$(459)

Investment income is recognized when earned and consists principally of dividend income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Investments in Debt Securities

The Company had no investment in debt securities at June 30, 2024. The following tables summarize the Company’s investments in debt securities at March 31, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,003	$133	$—	$10,136

The debt investments all mature within one year or less, and the Company did not recognize any credit or non-credit related losses related to its debt securities during the three and nine months ended March 31, 2025.

NOTE 6 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	March 31,	June 30,
	2025	2024
Component parts	$30,528	$32,283
Work-in-process	7,496	7,509
Finished product	8,836	10,121
	$46,860	$49,913

Classification of inventories:
Current	$34,450	$34,804
Non-current	12,410	15,109
	$46,860	$49,913

The reserve for excess and slow-moving inventory, which reduces inventory in our consolidated balance sheets were $5,139,000 and $5,026,000 as of March 31, 2025 and June 30, 2024, respectively.

NOTE 7 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2025	June 30, 2024	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,548	7,539	3 to 5
Furniture and fixtures	3,715	3,613	5 to 10
Machinery and equipment	30,906	29,761	3 to 10
Building improvements	3,657	3,129	Shorter of the lease term or life of asset
	55,641	53,857
Less: accumulated depreciation and amortization	(46,154)	(44,780)
	$9,487	$9,077

Depreciation and amortization expense on property, plant, and equipment was approximately $493,000 and $454,000 for the three months ended March 31, 2025 and 2024, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $1,469,000 and $1,374,000 for the nine months ended March 31, 2025 and 2024, respectively.

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

For the nine months ended March 31, 2025 the Company recognized total pre-tax book income of $37,100,000, comprised of $5,325,000 and $31,775,000 of domestic and foreign pre-tax book income, respectively.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of March 31, 2025, the Company had accrued interest totaling $268,000, as well as $754,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. For the nine months ended March 31, 2025, additional tax liability and interest expense were accrued for in the amount of $54,000 and $50,000, respectively.

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

We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2025, fiscal years 2021 and forward are still open for examination, in addition to fiscal year 2018, which is subject to a six year statute of limitations. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

NOTE 9 - Long-Term Debt

On February 9, 2024, the Company and its primary bank, HSBC Bank USA National Association (“HSBC”), agreed to amend and restate the existing Third Amended and Restated Credit Agreement (“Agreement”) dated June 29, 2012, as amended, between the Registrant and HSBC with the Fourth Amended and Restated Credit Agreement (“Amended Agreement”). The Amended Agreement extends the term of the Agreement from June 28, 2024, to February 9, 2029. The Amended Agreement also increases the available revolving credit line from $11,000,000 to $20,000,000 and replaces the LIBOR benchmark rate with the Secured Overnight Financing Rate (SOFR) benchmark rate. As of March 31, 2025 and June 30, 2024, the Company has no outstanding debt.

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

NOTE 10 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended March 31, 2025 and 2024, the Company recorded non-cash compensation expense of $386,000 ($0.01 per basic and diluted share) and $266,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income. For the nine months ended March 31, 2025 and 2024, the Company recorded non-cash compensation expense of $1,143,000 ($0.03 per basic and diluted share) and $876,000 ($0.02 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income.

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

Under the 2012 Employee Plan, stock options may be granted to employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2025, 361,036 stock options were outstanding, 265,660 stock options were exercisable and no further stock options were available for grant under this plan after December 2022.

The following table reflects activity under the 2012 Employee Plan for the nine months ended March 31:

	2025		2024
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	363,036	$21.47	521,580	$19.37
Forfeited/Lapsed	—	—	(11,000)	$3.15
Exercised	(2,000)	$26.94	(147,544)	$15.43
Outstanding, end of period	361,036	$21.44	363,036	$21.47
Exercisable, end of period	265,660	$21.36	178,984	$21.59
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$35,000		$3,972,000
Total intrinsic value of options outstanding	$696,000		$6,787,000
Total intrinsic value of options exercisable	$505,000		$3,323,000

No stock options were exercised during the three months ended March 31, 2025. A total of 2,000 stock options were exercised during the nine months ended March 31, 2025.  $54,000 cash was received from the option exercises during the nine months ended March 31, 2025. The actual tax benefit realized for the tax deductions from option exercises during the nine months ended March 31, 2025 was $0. A total of 115,944 and 147,544 stock options were exercised during the three and nine months ended March 31, 2024. 77,944 of the 115,944 options that were exercised during the three months ended March 31, 2024 were settled by the Company withholding 26,002 from the shares issuable on exercise of the options. 109,544 of the 147,544 options that were exercised during the nine months ended March 31, 2024 were settled by the Company withholding 46,570 from the shares issuable on exercise of the options. The withheld shares of common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. For the remaining 38,000 stock options exercised during the three and nine months ended March 31, 2024. $427,000 cash was received from the option exercises. The actual tax benefit realized for the tax deductions from option exercises during both the three and nine months ended March 31, 2024 was $67,000 and $119,000.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at March 31, 2025:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$10.02 ‑ $26.94	361,036	6.40	$21.44	265,660	$21.36
	361,036	6.40	$21.44	265,660	$21.36

As of March 31, 2025, there was $468,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 0 and 76,700 options vested during the three and nine months ended March 31, 2025. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2025 was $0 and $782,000, respectively. 5,200 and 89,900 options vested during the three and nine months ended March 31, 2024. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2024 was $33,000 and $881,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2025, 20,400 stock options were outstanding, 18,480 stock options were exercisable and no further stock options were available for grant under this plan after December 2022.

The following table reflects activity under the 2012 Non-Employee Plan for the nine months ended March 31:

	2025		2024
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	20,400	$14.39	20,400	$14.39
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	20,400	$14.39	20,400	$14.39
Exercisable, end of period	18,480	$13.50	16,560	$12.41
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$176,000		$526,000
Total intrinsic value of options exercisable	$176,000		$460,000

No stock options were exercised during the three and nine months ended March 31, 2025 and 2024, respectively. No cash was received from option exercises during the three and nine months ended March 31, 2025 and 2024, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at March 31, 2025:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	4.90	$14.39	18,480	$13.50
	20,400	4.90	$14.39	18,480	$13.50

As of March 31, 2025, there was $10,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. 0 and 1,920 options vested during the three and nine months ended March 31, 2025, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2025 was $0 and $19,000, respectively. 720 and 2,640 options vested during the three and nine months ended March 31, 2024, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2024 under this plan was $5,000 and 24,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2025, 64,900 stock options were outstanding, 62,200 stock options were exercisable and 4,000 further stock options were available for grant under this plan.

There were no options granted during the nine months ended March 31, 2025 and 2024. No options may be granted under this plan after December 2028.

The following table reflects activity under the 2018 Non-Employee Plan for the nine months ended March 31:

	2025		2024
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	68,900	$14.54	75,000	$14.83
Granted	—	—	—	—
Forfeited/Lapsed	(4,000)	$22.93	—	—
Exercised	—		(3,100)	$18.98
Outstanding, end of period	64,900	$14.02	71,900	$14.65
Exercisable, end of period	62,200	$13.63	62,500	$13.41
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		$59,000
Total intrinsic value of options outstanding	$584,000		$1,834,000
Total intrinsic value of options exercisable	$584,000		$1,672,000

No stock options were exercised during both the three and nine months ended March 31, 2025. No cash was received from option exercises during both the three and nine months ended March 31, 2025, and the actual tax benefit realized for the tax deductions from option exercises was $0. A total of 1,500 and 3,100 stock options were exercised during the three and nine months ended March 31, 2024, respectively. The 1,500 options that were exercised during the three months ended March 31, 2024 were settled by the Company withholding 792 from the shares issuable on exercise of the options. The 3,100 options that were exercised during the nine months ended March 31, 2024 were settled by the Company withholding 1,532 from the shares issuable on exercise of the options. The withheld shares of Common Stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. No cash was received from the option exercises during the three and nine months ended March 31, 2024. The actual tax benefit realized for the tax deductions from option exercises during the three and nine months ended March 31, 2024 was $6,000 and $12,000, respectively.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at March 31, 2025:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	64,900	4.86	$14.02	62,200	$13.63
	64,900	4.86	$14.02	62,200	$13.63

As of March 31, 2025, there was $14,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. 0 and 2,700 options vested during both the three and nine months ended March 31, 2025, respectively. The total grant date fair value of the options vesting during both the three and nine months ended March 31, 2025 was $0 and $27,000. 5,380 and 14,880 options vested during the three and nine months ended March 31, 2024, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2024 under this plan was $35,000 and $124,000, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2025, 51,900 stock options were outstanding, 38,520 stock options were exercisable and 45,100 stock options were available for grant under this plan.

No options were granted during the nine months ended March 31, 2025 and 2024, respectively. No options may be granted under this plan after May 2030.

The following table reflects activity under the 2020 Non-Employee Plan for the nine months ended March 31:

	2025		2024
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	56,900	$23.35	56,900	$23.35
Granted	—	—	—	—
Forfeited/Lapsed	(2,000)	$26.94	—	—
Exercised	(3,000)	$26.94	—	—
Outstanding, end of period	51,900	$23.00	56,900	$23.35
Exercisable, end of period	38,520	$21.79	30,140	$21.72
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$32,000		n/a
Total intrinsic value of options outstanding	$118,000		$957,000
Total intrinsic value of options exercisable	$117,000		$556,000

A total of 0 and 3,000 stock options were exercised during the three and nine months ended March 31, 2025, respectively. 3,000 stock options exercised during the nine months ended March 31, 2025 were settled by the company withholding 2,151 shares from the shares issuable on exercise of the options. The withheld shares of common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. The actual tax benefit realized for the tax deductions from option exercises during the three and nine months ended March 31, 2025 was $0 and $7,000, respectively. No stock options were exercised during both the three and nine  months ended March 31, 2024. No cash was received from option exercises during either of the three and nine months ended March 31, 2024 and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at March 31, 2025:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $30.71	51,900	6.79	$23.00	38,520	$21.79
	51,900	6.79	$23.00	38,520	$21.79

As of March 31, 2025, there was $111,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 1,000 and 11,380 options vested during both of the three and nine months ended March 31, 2025 and 2024, respectively. The total grant date fair value of the options vesting during both the three and nine months ended March 31, 2025 and 2024 was $16,000 and $129,000, respectively.

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

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At March 31, 2025, 130,000 stock options were outstanding, 28,000 stock options were exercisable and 820,000 stock options were available for grant under this plan.

No stock options were granted during the nine months ended March 31, 2025. No stock options were granted during the three months ended March 31, 2024. There were 10,000 options granted during the nine months ended March 31, 2024. No options may be granted under this plan after December 2032. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2025	2024
Risk-free interest rates	n/a	4.66%
Expected lives	n/a	5.76 Years
Expected volatility	n/a	48.71%
Expected dividend yields	n/a	1.48%

The following table reflects activity under the 2022 Employee Plan for the nine months ended March 31:

	2025		2024
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	130,000	$41.38	5,000	$40.01
Granted	—	—	10,000	$21.60
Forfeited/Lapsed	—	—	(5,000)	$40.01
Exercised	—	—	—	—
Outstanding, end of period	130,000	$41.38	10,000	$21.60
Exercisable, end of period	28,000	$39.96	2,000	$21.60
Weighted average fair value at grant date of options granted	n/a		$9.75
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$14,000		$186,000
Total intrinsic value of options exercisable	$6,000		$37,000

No options were exercised during both the three and nine months ended March 31, 2025 and 2024, respectively. No cash was received from option exercises during both the three and nine months ended March 31, 2025 and 2024 and the actual tax benefit realized for the tax deductions from option exercises was $0.

The following table summarizes information about stock options outstanding under the 2022 Employee Plan at March 31, 2025:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$21.60 - $49.39	130,000	9.06	$41.38	28,000	$39.96
	130,000	9.06	$41.38	28,000	$39.96

As of March 31, 2025, there was $1,676,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2022 Employee Plan. 0 and 2,000 options vested during the three and nine months ended March 31, 2025 and 2024, respectively. The total grant date fair value of the options vesting during the three and nine months ended March 31, 2025 and 2024 under this plan was $19,500, respectively.

NOTE 11 – Stockholders’ Equity Transactions

The following tables summarizes information about dividends declared by the Company for the nine months ended March 31, 2025 and the fiscal year ended June 30, 2024:

Dividend Declaration Date	Stockholders of Record Date	Dividend Payable Date	Per Share Cash Dividend Amount

January 30, 2025	March 12, 2025	April 3, 2025	$0.125
November 1, 2024	December 12, 2024	January 3, 2025	$0.125
August 22, 2024	September 12, 2024	October 3, 2024	$0.125
May 2, 2024	June 3, 2024	June 24, 2024	$ 0.10
February 1, 2024	March 1, 2024	March 22, 2024	$ 0.10
November 2, 2023	December 1, 2023	December 22, 2023	$ 0.08
August 18, 2023	September 1, 2023	September 22, 2023	$ 0.08

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. In November of Fiscal 2025, the board authorized the repurchase of up to an additional 1 million shares. During the first quarter of the fiscal year ended June 30, 2025, the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. During the second quarter of the fiscal year ended June 30, 2025, the Company repurchased 282,647 shares of its outstanding common stock at a weighted average price of $37.95. During the third quarter of the fiscal year ended June 30, 2025, the Company repurchased 745,000 shares of its outstanding common stock at a weighted average price of $25.22. Shares repurchased through the nine months ended March 31, 2025, are included in the Company’s Treasury Stock as of March 31, 2025. The Company currently has available 359,741 shares that can be repurchased under this authorization.

The following tables summarizes information about shares repurchased by the Company for the nine months ended March 31, 2025:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	per Share	Programs	Plans or Programs
September 10, 2024 - September 19, 2024	193,252	$ 37.67	193,252	1,387,388
November 7, 2024 - December 19, 2024	282,647	$ 37.95	282,647	1,104,741
February 6, 2025 - March 20, 2025	745,000	$ 25.22	745,000	359,741
Total for the 9 months ended March 31, 2025	1,220,899	$ 30.14	1,220,899	359,741

During the nine months ended March 31, 2025, certain employees and directors exercised stock options under the Company's 2012 Employee and 2020 Non-Employee Stock Option Plans totaling 5,000 shares. Of the 5,000 shares exercised, 3,000 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares withheld by the Company was 2,151 and was based upon the aggregate fair market value on the date of exercise equal to the purchase price being paid. There were no stock option exercises from certain employees and directors during the three months ended March 31, 2025.

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $73,000 and $72,000 for the three months ended March  31, 2025 and 2024, respectively. Company contributions to this plan are discretionary and totaled $211,000 and $191,000 for the nine months ended March 31, 2025 and 2024, respectively.

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

For the three months ended March 31, 2025 and 2024 cash payments against operating lease liabilities totaled $86,000 and $57,000, respectively. For the nine months ended March 31, 2025 and 2024 cash payments against operating lease liabilities totaled $258,000 and $228,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	67 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2025 (in thousands):

Year Ending June 30,	Amount
2025	$86
2026	346
2027	349
2028	351
2029	353
Thereafter	29,665
Total future minimum lease payments	$31,150
Less: Imputed interest	25,889
Total	$5,261

Operating lease expense totaled approximately $124,000 and $127,000 for the three months ended March 31, 2025 and 2024, respectively. Operating lease expense totaled approximately $363,000 and $380,000 for the nine months ended March 31, 2025 and 2024, respectively.

Litigation

On August 29, 2023, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between November 7, 2022 and August 18, 2023, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer. The action, captioned Zornberg v. NAPCO Security Technologies, Inc. et al., asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in the Company’s quarterly reports and earnings releases during the period of November 7, 2022 through May 8, 2023. A lead plaintiff was appointed in November 2023 and lead plaintiff filed an Amended Complaint on February 16, 2024. The Amended Complaint added claims under Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the secondary public offering in February 2023. These additional claims are brought against the defendants named in the initial complaint, as well as the directors who allegedly signed the offering materials (prospectuses and registration statement in connection with the offering), and the underwriters for the offering. The Company filed a motion to dismiss the Amended Complaint on April 26, 2024. On April 11, 2025, the Court granted in part and denied in part the motion to dismiss. The Section 11 and Section 12 claims brought against the individual defendants were dismissed; the remaining claims survived the motion to dismiss. The Company intends to vigorously defend against the action.

On November 26, 2024, a putative derivative lawsuit captioned Minzer v. Soloway, et al., Case No. 2024-1218, was filed in the Court of Chancery in the State of Delaware against the Company’s Chairman and Chief Executive Officer, Chief Financial Officer, and certain current and former directors.  The Company is a “Nominal Defendant” in the lawsuit.  The complaint alleges, among other things, that the defendants breached their fiduciary duties and aided and abetted breach of fiduciary duties by allowing the Company to remain with ineffective internal controls over financial reporting and inventory and by allowing for the dissemination of false and misleading financial information in public filings.  The complaint also brings breach of fiduciary duty and unjust enrichment claims in connection with stock sales by the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and seeks indemnity and contribution.  The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf. Defendants believe that there are substantial defenses to the claims asserted and filed a motion to dismiss and/or stay the case on February 28, 2025. Plaintiff must file an opposition to Defendants’ motion or amend her complaint on or before June 12, 2025.

On March 31, 2025, the Company received a subpoena from the Securities and Exchange Commission (“SEC”).  The SEC’s subpoena and inquiry is principally focused on the Company’s previously disclosed restatements and related material weakness determination. The Company has produced, and will continue to produce documents, responsive to the SEC subpoena.

On April 25, 2025, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between February 5, 2024 and February 3, 2025, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer. The action, captioned Patel v. NAPCO Security Technologies, Inc. et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in quarterly earnings releases and calls during the period of February 5, 2024 through February 3, 2025. The Company intends to vigorously defend against the action.

With respect to all litigation and related matters, the Company records a liability when the Company believes it is probable that a liability has been incurred and the amount can be reasonably estimated. As of the end of the period covered by this report, the Company has not recorded a liability for the matters disclosed in this note. It is possible that the Company could be required to pay damages, incur other costs or establish accruals in amounts that could not be reasonably estimated as of the end of the period covered by this report.

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

The employment agreement with the CEO provides for an annual salary of $980,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

The employment agreement with the SVP of Finance expires in June 2025 and provides for an annual salary of $350,000. Upon the anniversary date, if terminated by the Company without cause, the SVP of Finance is entitled to severance of six months’ salary and continued company-sponsored health insurance for six months from the date of termination.

The employment agreement with the EVP of Engineering expires in August 2026 and provides for an annual salary of $458,000, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination.

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

Financial Information Relating to Domestic and Foreign Operations (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Sales to external customers (1):
Domestic	$43,482	$49,004	$129,850	$137,666
Foreign	479	263	1,047	824
Total Net Sales	$43,961	$49,267	$130,897	$138,490

	March 31, 2025	June 30, 2024
Identifiable assets:
United States	$150,110	$164,365
Dominican Republic (2)	40,753	43,387
Total Identifiable Assets	$190,863	$207,752
(1)	All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales.
(2)	Consists primarily of inventories (March 31, 2025 = $30,790; June 30, 2024 = $33,584), operating lease right of use (March 31, 2025 = $5,261; June 30, 2024 = $5,487) and fixed assets (March 31, 2025 = $4,112; June 30, 2024 = $3,623) located at the Company’s principal manufacturing facility in the Dominican Republic.

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the end of the period covered by the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

On May 2, 2025, the Company’s Board of Directors declared a cash dividend of $.14 per share payable on July 3, 2025 to stockholders of record on June 12, 2025.

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

Highlights from the three and nine months ended March 31, 2025 compared with the comparable periods in fiscal 2024 included:

●	Net sales decreased 10.8% to $44.0 million and 5.5% to $130.9 million, for the three and nine months.
●	Recurring service revenue (“RSR”) increased 10.6% and 15.4% to $21.6 and $63.9 million for the three and nine months.
●	Total gross profit margin increased from 53.8% to 57.2% and 53.4% to 56.7% for the three and nine months.
●	Gross margin for RSR decreased to 90.8% as compared to 91.8% for the three months and increased to 91.1% as compared to 90.5% for the nine months.
●	Generated $38.9 million in cash flows from operations for the nine months ended March 31, 2025 as compared to $31.0 in fiscal 2024.

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

On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, (which includes imports from the Dominican Republic where we manufacture most of our products) plus significant additional country-specific tariffs for select trading partners, on all U.S. imports. The reciprocal country-specific tariffs were subsequently paused for 90 days on most countries. The uncertainty around the long-term tariff rates that could be applied to our importation of products into the U.S. presents significant challenges to our operations and supply chain and could impact future result. We cannot predict what additional actions might be considered or implemented by the U.S. or its trade partners, particularly in the current geopolitical environment. We anticipate that the imposition of the baseline 10% tariff will increase the cost of our products and could impact product margins. The uncertainty could also cause disturbances in ocean shipping capacity that could affect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs. We are closely monitoring the evolving tariff landscape and attempting to mitigate these impacts, including using pricing adjustments, sourcing strategies and other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impacts of such tariffs or that the imposition of tariffs, and the resulting economic impact on the U.S. market and consumer, will not be material to our financial results.

We primarily source our manufacturing materials from Asia, including Taiwan, India and China, with additional sourcing from other producers throughout the world. There have been significant proposed reciprocal tariffs on certain of these countries. At this time, the overall impact on our business related to tariffs remains uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, reciprocal measures by impacted trade partners, inflationary effects, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges.

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

Results of Operations

	Three months ended March 31,			Nine months ended March 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2025	2024	(decrease)	2025	2024	(decrease)
Net sales: equipment revenues	$22,351	$29,735	(24.8)%	$66,993	$83,133	(19.4)%
service revenues	21,610	19,532	10.6%	63,904	55,357	15.4%
Total net sales	43,961	49,267	(10.8)%	130,897	138,490	(5.5)%
Gross Profit: equipment	5,499	8,556	(35.7)%	16,025	23,801	(32.7)%
services	19,628	17,928	9.5%	58,207	50,108	16.2%
Total gross profit	25,127	26,484	(5.1)%	74,232	73,909	0.4%
Gross profit as a % of net sales:	57.2%	53.8%	6.3%	56.7%	53.4%	6.2%
equipment	24.6%	28.8%	(14.6)%	23.9%	28.6%	(16.4)%
services	90.8%	91.8%	(1.1)%	91.1%	90.5%	0.7%

Research and development	3,185	2,757	15.5%	9,349	7,736	20.9%
Selling, general and administrative	10,796	9,233	16.9%	30,710	26,319	16.7%
Selling, general and administrative as a percentage of net sales	24.6%	18.7%	31.6%	23.5%	19.0%	23.7%
Operating income	11,146	14,494	(23.1)%	34,173	39,854	(14.3)%
Interest and other income, net	862	637	35.3%	2,927	1,806	62.1%
Provision for income taxes	1,886	1,935	(2.5)%	5,326	5,376	(0.9)%
Net income	10,122	13,196	(23.3)%	31,774	36,284	(12.4)%

Net Sales

Three Months Ended March 31, 2025:

Net sales for the three months ended March 31, 2025 decreased $5,306,000 to $43,961,000 as compared to $49,267,000 in the comparable period.

Net equipment revenues for the three months ended March 31, 2025, decreased $7,384,000 to $22,351,000 as compared to $29,735,000 in the comparable period. The decrease in net equipment sales was attributable to decreases in intrusion and access alarm products of $2,090,000 and door locking devices of $5,294,000. The overall decrease in net equipment revenue was primarily due to reduced sales of approximately $5.1 million at three of our larger distributors as follows; (i) a distributor who purchases both our intrusion and locking products, and decided to reduce corporate-wide purchases to stabilize their existing inventory levels; (ii) a locking distributor whose reduced purchases was primarily driven by the timing of project work with their customer; and (iii) a second locking distributor who was looking to reduce their inventory levels.

Net service revenues for the three months ended March 31, 2025, increased $2,078,000 to $21,610,000 as compared to $19,532,000 in the comparable period. The increase in net service revenues was due to an increase in the number of our cellular (radio) communication devices put into service and activated.

Nine Months Ended March 31, 2025:

Net sales for the nine months ended March 31, 2025 decreased $7,593,000 to $130,897,000 as compared to $138,490,000 in the comparable period.

Net equipment revenues for the nine months ended March 31, 2025, decreased $16,140,000 to $66,993,000 as compared to $83,133,000 in the comparable period. The decrease in net equipment sales was attributable to decreases in intrusion and access alarm products of $6,025,000 and door locking devices of $10,115,000. Of the overall decrease in net equipment sales approximately $5.8 million was attributable to one of the Company’s larger distributors, which purchases both our intrusion and locking products, and made a decision to reduce corporate-wide purchases to stabilize their existing inventory levels. In addition, the reduction in door locking device sales was primarily attributable to reduced purchases by four of the Company’s locking customers of approximately $8.3 million, which was partially driven by the timing of project work with one of the customers.

Net service revenues for the nine months ended March 31, 2025, increased $8,547,000 to $63,904,000 as compared to $55,357,000 in the comparable period. The increase in net service revenues was due to an increase in the number of our cellular (radio) communication devices put into service and activated.

Gross Profit

Three Months Ended March 31, 2054

Overall gross profit for the three months ended March 31, 2025 decreased $1,357,000 to $25,127,000, or 57.2% of net sales, as compared to $26,484,000, or 53.8% of net sales, for the comparable period.

Gross profit from equipment sales was $5,499,000, or 24.6% of equipment sales, as compared to $8,556,000, or 28.8% of net equipment sales, for the comparable period. The decrease in gross profit percentage from equipment sales is primarily a result of product mix and lower absorption of fixed overhead costs as a result of the decrease in equipment revenue.

Gross profit on service revenues was $19,628,000, or 90.8% of net service revenues, as compared to $17,928,000, or 91.8% of net service revenues, for the comparable period a year ago. The decrease in gross profit percentage was a result of a negotiation of a one-time lower royalty payment in the comparable quarter.

Nine Months Ended March 31, 2025:

Overall gross profit for the nine months ended March 31, 2025 increased $323,000 to $74,232,000, or 56.7% of net sales, as compared to $73,909,000, or 53.4% of net sales, for the comparable period.

Gross profit from equipment sales was $16,025,000, or 23.9% of equipment sales, as compared to $23,801,000, or 28.6% of equipment sales, for the comparable period. The decrease in gross profit percentage from equipment sales is primarily a result of product mix and lower absorption of fixed overhead costs as a result of the decrease in equipment revenue.

Gross profit on service revenues was $58,207,000, or 91.1% of net service revenues, as compared to $50,108,000, or 90.5% of net service revenues, for the comparable period a year ago. The increase in gross profit percentage was a result of renegotiation of royalty arrangements and volume rebates received from carriers.

Research and Development

Research and development expenses for the three months ended March 31, 2025 increased by $428,000 to $3,185,000, or 7.2% of net sales, as compared to $2,757,000, or 5.6% of net sales, for the comparable period. The increase in research and development expenses was primarily a result of annual compensation increases and hiring of additional resources.

Research and development expenses for the nine months ended March 31, 2025 increased by $1,613,000 to $9,349,000, or 7.1% of net sales, as compared to $7,736,000, or 5.6% of net sales, for the comparable period. The increase in research and development expenses was primarily a result of annual compensation increases and hiring of additional resources.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2025 increased by $1,563,000 to $10,796,000 as compared to $9,233,000 for the comparable period. The increase in SG&A expenses was primarily attributable to increased legal fees related to the litigation discussed in Note 13 of $704,000, compensation and benefit increases and hiring of additional staff of $586,000, increases in insurance costs of $162,000 and increases in advertising of $138,000, offset by reductions in investor relations expenses.

Selling, general and administrative (“SG&A”) expenses for the nine months ended March 31, 2025 increased by $4,391,000 to $30,710,000 as compared to $26,319,000 for the comparable period. The increase in SG&A expenses was primarily attributable to compensation and benefit increases and hiring of additional staff of $2,900,000, increases in professional and consulting fees of $665,000, increases in insurance costs of $456,000, and increases in advertising of $442,000, offset by an insurance recovery of legal fees.

Other Income (Expense)

Interest and other income, net for the three months ended March 31, 2025 increased by $225,000 to income of $862,000 as compared to income of $637,000 for the comparable period. The increase in income was primarily due to an increase in interest income on short-term investments as a result of higher interest rates and larger deposit balances.

Interest and other income, net for the nine months ended March 31, 2025 increased by $1,121,000 to income of $2,927,000 as compared to income of $1,806,000 for the comparable period. The increase in income was primarily due to an increase in interest income on short-term investments as a result of higher interest rates and larger deposit balances.

Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2025 of $1,886,000 remained consistent as compared to $1,935,000 for the same period a year ago. The Company’s effective rate for income tax was 15.7% and 12.8% for the three months ended March 31, 2025 and 2024 respectively. The Company’s effective tax rate for the three months ended March 31, 2025 increased as a result of lower estimated R&D tax credits for the period.

The Company’s provision for income taxes for the nine months ended March 31, 2025 of $5,326,000 remained consistent as compared to $5,376,000 for the same period a year ago. The Company’s effective rate for income tax was 14.4% and 12.9% for the nine months ended March 31, 2025 and 2024 respectively. The Company’s effective tax rate for the nine months ended March 31, 2025 increased as a result of lower estimated R&D tax credits for the period and higher non-deductible stock based compensation.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $8,072,000 during the nine months ended March 31, 2025, and our cash and cash equivalents and short-term investments as of March 31, 2025 was $89,297,000. We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months.

As of March 31, 2025, the Company’s available revolving credit line was $20,000,000, which expires in February 2029, none of which has been drawn. The Company has no outstanding debt.

A summary of the cash flow activity for the nine months ended March 31, 2025 and 2024 is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $38.9 million for the nine months ended March 31, 2025 and was due to net income of $31.8 million and increase in cash flow from changes in operating assets and liabilities of $6.9 million offset by adjustments for non-cash items of $0.3 million. The changes in operating assets and liabilities were largely attributable to decreases in accounts receivables, inventories and prepaid expenses partially offset by increases in income tax receivable and decreases in accounts payable and accrued expenses.

Net cash provided by operating activities was $31.0 million for the nine months ended March 31, 2024 and was due to net income of $36.3 million and adjustments for non-cash items of $.8 million, partially offset by a decrease in cash flow from operating activities due to changes in operating assets and liabilities of $6.1 million. The changes in operating assets and liabilities was largely attributable to an increase in accounts receivable and inventories partially offset by an increase in and accounts payable and accrued expenses.

Cash Flows from Investing Activities

The net cash provided by investing activities of $15.1 million during the nine months ended March 31, 2025 was primarily attributable to the redemption of other investments of $27.3 million partially offset by expenditures used for capital expenditures of $1.8 million and purchase of investments of $10.2 million. The cash used in investing activities of $2.3 million during the nine months ended March 31, 2024, was primarily attributable to expenditures used for capital expenditures and purchase of investments. The change in use of cash for investing activities from 2024 to 2025 was a increase in the redemption of investments in term deposits (other investments).

Cash Flows from Financing Activities

The cash used in financing activities of $45.9 million for the nine months ended March 31, 2025 was primarily related to the purchase of treasury shares and the payment of stockholder dividends. The cash used in financing activities of $9.1 million for the nine months ended March 31, 2024 was primarily related to the payment of stockholder dividends.

Contractual Obligations and Commitments

As of March 31, 2025, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We internally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes equity securities and U.S. treasury securities with a total fair value of approximately $15.9 million at March 31, 2025. These securities are subject to interest rate risk and, based on our investment portfolio at March 31, 2025, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $318,000. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Foreign Currency Exchange Risk

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

We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $832,000.

Tariff and Inflation Risks

Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. In recent years, we have seen fluctuating transportation costs caused by global supply chain disruptions or geopolitical instability and general inflation effects, which may cause pressure on our costs and margins. More specifically, we source a large amount of our raw materials from international countries, which exposes us to international supply chain inflation, particularly ocean freight, and to changes in the strength of the U.S.

dollar. General inflationary pressures continue to increase the other elements of our cost of goods and operating expenses. During the first quarter of 2025, various tariffs were announced on imports into the U.S. On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, plus significant additional country-specific tariffs for select trading partners, on all U.S. imports. The reciprocal country-specific tariffs were subsequently paused for 90 days on most countries. The imposition of the baseline 10% tariff will increase the cost of our products and could impact product margins. The uncertainty of future tariffs could also cause disturbances in ocean shipping capacity that could affect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as of March 31, 2025. Management applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, management concluded that such disclosure controls and procedures were not effective, at the reasonable assurance level, as of March 31, 2025, as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in the Company’s internal controls over financial reporting, except for the remediation efforts described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as described above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 13, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 as well as the Form 424(b)(7) Prospectus, filed on March 7, 2024. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K and Form 424(b)(7) for the three and nine months ended March 31, 2025 other than the risks associated with the uncertain nature of the tariff environment described on Page 32 above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. In November of Fiscal 2025, the board authorized the repurchase of up to an additional 1 million shares. During the first quarter of the fiscal year ended June 30, 2025, the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. During the second quarter of the fiscal year ended June 30, 2025, the Company repurchased 282,647 shares of its outstanding common stock at a weighted average price of $37.95. During the third quarter of the fiscal year ended June 30, 2025, the Company repurchased 745,000 shares of its outstanding common stock at a weighted average price of $25.22. Shares repurchased through the nine months ended March 31, 2025, are included in the Company’s Treasury Stock as of March 31, 2025. The Company currently has available 359,741 shares that can be repurchased under this authorization.

The following tables summarizes information about shares repurchased by the Company for the nine months ended March 31, 2025:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	per Share	Programs	Plans or Programs
September 10, 2024 - September 19, 2024	193,252	$ 37.67	193,252	1,387,388
November 7, 2024 - December 19, 2024	282,647	$ 37.95	282,647	1,104,741
February 6, 2025 - March 20, 2025	745,000	$ 25.22	745,000	359,741
Total for the 9 months ended March 31, 2025	1,220,899	$ 30.14	1,220,899	359,741

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

May 5, 2025

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors & Chief Executive Officer
(Chief Executive Officer)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
President, Chief Operating Officer & Chief Financial Officer
(Principal Financial and Accounting Officer)