Form 10-K
period 2025-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2025-08-25
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _ to___

Commission File Number 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

333 Bayview Avenue, Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 842-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NSSC	The Nasdaq Stock Market LLP

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2024 was $1,238,078,616, based on a closing price of $35.56 per share of the registrant's common stock as reported on The Nasdaq Global Select Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 22, 2025, there were 35,656,421 outstanding shares of the registrant’s common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended June 30, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. Forward-looking statements include any statement that does not directly relate to current or historical facts. In some cases, you can identify forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "objective," "ongoing," "plan," "predict," "project," "potential," "should," "will," "would," or the negative or plural of these words or other comparable terminology intended to identify statements about the future. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K.

You should refer to the “Summary of Risks Affecting Our Business” below and Item 1A. "Risk Factors" section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to "NAPCO" the "company," "we," "us," "our" and similar references refer to Napco Security Technologies, Inc. and, where appropriate, our consolidated subsidiaries.

Summary of Risks Affecting Our Performance

The following summary highlights some of the principal risks you should consider with respect to our business and prospects. This summary is not complete and the risks included in the summary below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in the “Risk Factors” section of this Annual Report on Form 10-K, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock, as well as our other public filings with the Securities and Exchange Commission, or SEC.

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:

•	We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate as well.
•	The markets we serve are highly competitive with many substantially larger competitors and we may be unable to compete effectively.
•	We may not be able to sustain the growth of our recurring service revenue, which has been a large driver of our revenue and profitability.
•	We rely on distributors to sell our products and an adverse change in our relationship with such distributors may adversely affect our financial performance.
•	We may not be able to gain widespread or timely market acceptance of our new products and continue to build and enhance our brand to achieve growth.
•	We rely on the effort and continuing service of our senior management members.

•	Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business
•	Investigations, claims, disputes, enforcement actions, litigation, arbitration, or other legal proceedings could require us to pay potentially large damage awards or penalties and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
•	Cybersecurity incidents and other disruptions to our information and technology systems, or the information systems of third parties whom we do business with, may compromise our information and expose us to liability that could adversely impact our financial condition, business operations, and reputation.

PART I

ITEM 1: BUSINESS.

Overview

NAPCO is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold principally to independent distributors, dealers and installers of security equipment. We have established a national network of trusted independent security dealers and integrators that are experts at selling, installing and supporting our various technologies. These dealers are dependent on our platform for communication services to our radio communicators and smart security devices, and they pay us a monthly fee for these services to operate and manage their businesses efficiently.

Our net sales were $181.6 million, $188.8 million and $170.0 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.  The decrease in our net sales from fiscal 2024 to 2025 was driven by the decrease in sales of equipment products ($17.8 million) offset by the continued growth of our recurring communication services ($10.6 million). The decrease in equipment sales was due primarily to reduced sales of door-locking products ($11.5 million) as a result of the timing of project work as well as softness in demand for locking products during the period related to distributor destocking of inventory and to a lesser extent general uncertainty over U.S. tariff policies. Our net income was $43.4 million, $49.8 million and $27.1 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. Net income for the fiscal year ended June 30, 2025 was down ($6.4 million) as a result of decreases in the sales of our equipment products and increased operating expenses.

Our Products and Services

Since 1969, NAPCO has established a heritage and proven record in the professional security community for reliably delivering both advanced technology and high-quality security solutions, building many of the industry’s widely recognized brands, such as NAPCO Security Systems, Alarm Lock, NAPCO Access Pro, Marks USA, and other popular product lines. The Company’s products and services are comprised primarily of the following:

●	Standalone and networked digital door locks
●	Standard and custom Locksets, Panic Devices and Door Closers
●	Intrusion alarm equipment
●	Intrusion and fire alarm cellular communication devices and services from which we generate recurring monthly service revenues and which has been a key driver of our profitability growth
●	Integrated cellular intrusion alarm systems
●	Door controllers and hosted services for access control

Communication Services (Recurring Service Revenues)

The Company provides.

In 2012, we began to generate monthly recurring service revenue by providing secure cellular and cloud access for intrusion and fire alarm communicators and other smart security devices. These services are provided to the Company’s customers on a month-to-month basis in exchange for a monthly fee. Revenues from these services have grown significantly over the past several years, increasing 44% from fiscal 2023 to fiscal 2025. These revenues, which currently have a gross margin of approximately 91% for the fiscal year ended June 30, 2025, represent approximately 48% of our total revenue for the fiscal year ended of June 30, 2025.

Since 2012, we have continued to develop and sell additional equipment products that require communication services and generate recurring revenues. To date, the majority of our recurring revenue has been generated through the sale, installation and activation of our StarLink cellular communication devices.

These products are installed at the premises of end users, and we generate revenue from the installers by both the upfront purchase of our products and the monthly subscription fees for access to our Networx Operations Center (NOC) that provides cellular communication services to the devices. Monthly recurring service revenue generates substantially higher gross margins than do equipment sales and allows us to generate a more consistent stream of income. We believe there is a significant market opportunity for these products and services because many commercial and residential customers prefer to purchase real-time security monitoring services to ensure continuous protection and swift responses to security breaches and fire alarms.

We intend to continue pursuing recurring revenue opportunities by developing new and innovative products and continuing our aggressive sales and marketing efforts of these products.

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

School Security and Public Safety

School security and public safety continues to be an important market, and we have developed products to help address security concerns arising from the significant need for increased security in schools and other public spaces. In the U.S., there are over 100,000 K-12 schools, over 5,000 colleges and universities and over 350,000 houses of worship. As a result of increased “active shooter” incidents, a number of U.S. states and local governments have substantially increased school security budgets. Many colleges and universities have large endowments which are starting to be utilized to address this critical issue. Security equipment and services focused on education has reached over $3 billion in revenues and this segment is still in the early stages as many K-12 schools, colleges and universities have still not addressed this issue.

With a full suite of products and solutions, we believe we are well positioned to meet the security needs of schools, houses of worship, and other places where people congregate. Depending on the needs of the school and their budget, we offer (i) Standalone LocDown locks which can be operated by a teacher, (ii) a series of Networx standalone wireless locks which communicate with central controls, or (iii) enterprise-class access control with cellular connectivity, which allows the head of security to lock down all or part of the campus, including dorm rooms, classrooms and administrative offices, from a centralized office. While we continue to win new school security projects, due to the nature of selling our security products through distribution, total visibility into quantifying the revenue from this market is difficult.

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

Our manufacturing facility located in the Dominican Republic (“D.R.”) manufactures over 90% of our products. It is located in a free zone which is a tax-advantaged location. The D.R. manufacturing operation is vertically integrated and operates in a low-cost location, where the typical labor cost are significantly less than the cost for similar services in the U.S. The D.R. facility allows us to maintain a lower manufacturing overhead and improve our gross margin. The building is self-contained with the ability to withstand a Category 5 hurricane. Shipping times from the D.R. to the Amityville facility are typically 6-8 days.

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

Our Strategy

Due to paradigm changes in the security marketplace, the Company’s focus has been on mandatory (non-elective) systems, such as fire systems with central station monitoring in commercial buildings, and IoT-driven connectivity services in high growth and margin categories. As copper land lines continue to be phased out and more people are required to switch to cellular phone service for their homes, our cellular communication services become increasingly attractive in these installations, both new and existing. We have built a strong competitive position by developing a wide range of software capabilities from embedded micro-coding to enterprise system software, database design, mobile applications development, user portal design, mechanical and electronic mechanisms and telecommunications, featuring our significant radio and cellular communications expertise. This has enabled us to create recurring revenue opportunities across product lines, and to sustain profitability from recurring revenue margins that recently have approximated 91%. We are also focusing on security solutions for the healthcare industry, including anti-ligature lockets designed for life safety and liability reduction in hospitals, behavior health institutions and correctional facilities, and such products are highly profitable while complying with applicable regulatory and health standards. We believe that our ability to design and produce these products and services are possible due to our advanced set of in-house engineering technology capability from mechanical to electronic and electro-mechanical products, digital, microprocessor and analog circuit design, networking products, and wireless and cellular communications electronics.

Research and Development

The success of the Company’s business depends substantially on its ability to develop new and proprietary technology and products conducted primarily by its engineering department to develop and improve the products. The Company intends to continue to conduct a significant portion of its future research and development activities internally. We spend approximately 7% of our revenues on research and development.

Our Human Capital Resources

As of June 30, 2025, the Company had 1,061 full-time employees. 290 of these were located in the United States (“U.S.”) and 771 were located at our manufacturing facility in the Dominican Republic (“DR”). 41 of our U.S. employees are covered by a collective bargaining agreement. We also engage consultants from time to time. Management considers its relationship with its employees to be very good.

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

Marketing

The Company's staff of approximately 63 sales and marketing support employees sells and markets our products primarily to independent distributors, wholesalers and dealers of security alarm and security hardware equipment. The Company currently has approximately 1,800 active customers made up of distributors, installing dealers and wholesalers who purchase our products directly from the Company as well as many more who purchase our products from these distributors. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities.

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

Company Information

The Company was founded in 1969 and incorporated as NAPCO Security Systems, Inc. in December 1971 in the State of Delaware. In December 2008 the Company changed its name to NAPCO Security Technologies, Inc.

Our executive offices are located at 333 Bayview Ave, Amityville NY 11701 and our telephone number is (631) 842-9400. Our website is http://www.napcosecurity.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (the “SEC”). The contents of or accessible through our website are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Our filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov.

Our website provides a link to our SEC filings, which are available free of charge on the same day such filings are made. The specific location on the website where these reports can be found is https://investor.napcosecurity.com. Our website also provides a link to Section 16 filings which are available free of charge on the same day as such filings are made. Information contained on or accessible through these websites is not a part of this Annual Report on Form 10-K.

ITEM 1A: RISK FACTORS

Investing in our common stock involves substantial risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when evaluating our business and before deciding whether to invest in shares of our common stock. We describe below what we believe are currently the material risks and uncertainties we face, but they are not the only risks and uncertainties we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

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

In addition, ongoing instability and current conflicts, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations, and profitability. These types of matters cause uncertainty in financial markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate.

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

The markets we serve are highly competitive with many substantially larger competitors and we may be unable to compete effectively.

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

Our business may also be materially adversely affected by the announcement or introduction of new products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. Our industry is characterized by constantly improved products. There can be no assurance that competitors will not develop products that are superior to the Company’s products. We have historically invested approximately 5% to 8% of annual revenues on R&D to mitigate this risk. However, many of our competitors have dedicated more resources and capabilities to R&D, including committing more engineers and capital expenditures, to develop and design new product that may enter the markets sooner or with more penetration. Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively. The Company’s research and development expenditures are principally targeted at enhancing existing products, and to a lesser extent at developing new ones. Further, there can be no assurance that the Company will not experience additional price competition, and that such competition may not adversely affect the Company’s revenues and results of operations

We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate as well.

Our results of operations are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could fluctuate. Other factors that could affect our quarterly and annual operating results include, but are not limited to:

●	changes in the pricing policies of, or the introduction of new products by, us or our competitors;
●	delays in the introduction of new products by us or market acceptance of these products;
●	health epidemics and other outbreaks, which could significantly disrupt our operations;
●	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;
●	competition with greater resources may cause us to lower prices and in turn could result in reduced margins and loss of market share;
●	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;
●	unanticipated decreases or delays in purchases of our products by our significant distributors, and other channel partners;
●	component supply constraints from our vendors;
●	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;
●	the inability to maintain stable operations by our suppliers and other parties with whom we have commercial relationships;
●	discovery of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand, or potential liability;
●	foreign currency exchange rate fluctuations in the jurisdictions where we transact in local currency;
●	excess levels of inventory and low turns;
●	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;
●	delay or failure to fulfill orders for our products on a timely basis;
●	delay or failure of our distributors, and other channel partners to purchase at their historic volumes or at the volumes that they or we forecast;
●	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;
●	changes in U.S. and international tax policy, including changes that adversely affect customs, tax or duty rates such as tariffs on product imports, as well as income tax legislation and regulations that affect the countries where we conduct business;
●	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;
●	disruptions or delays related to our financial and enterprise resource planning systems;
●	our inability to accurately forecast product demand, resulting in increased inventory exposure;

●	geopolitical disruption, including sudden changes in immigration policies, leading to disruption in our workforce or delay or even stoppage of our operations in manufacturing, transportation, technical support, and research and development;
●	terms of our contracts with channel partners or suppliers that cause us to incur additional expenses or assume additional liabilities;
●	an increase in redemptions of marketing rebates, product warranty and discretionary stock rotation returns or allowance for credit losses;
●	our inability to monitor and ensure compliance with our code of ethics, our anti-corruption compliance program, and domestic and international anti-corruption laws and regulations, whether in relation to our employees or with our suppliers or retailers, distributors, or other channel partners;
●	failure to implement and maintain the appropriate internal controls over financial reporting, which may result in restatements of our financial statements; and
●	any changes in accounting rules.

As a result, period-to-period comparisons of our results of operations may be volatile, and you should not rely on them as an indication of our future performance.

If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.

We are highly dependent upon the transportation systems we use to ship our products, including surface, ocean and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than a disruption at the beginning of a quarter.

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, international conflicts, natural disasters, and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down, or other transportation disruption in locations where we import our products to fulfill our orders, could significantly disrupt our business. Our international freight is regularly subject to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially and adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than by other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand and shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we continue to rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could materially and adversely affect our business, results of operations, and financial condition.

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

We may not be able to sustain the growth of our recurring service revenue business, which has been the large driver of our revenue and profitability.

A significant driver of our growth is our recurring revenue business in which customers who purchased our products and equipment are required to pay monthly fees for communications services to maintain the operation of such products. Our recurring revenue products, such as StarLink, Prima, MVP Access, iSecure and iBridge, tend to generate higher gross margin and are less susceptible to volatility of market demand and economic conditions. We face intense competition where other companies with greater resources and experience have established a wider and more entrenched customer base for similar products and services, making it more difficult for us to penetrate into such markets. In addition, we are required to incur costs to maintain a network operations center to provide customer support and services, and to comply with federal and state regulations governing the operation and communications of these products. Such costs may reduce our profitability if we are not able to grow and expand the recurring revenue business. As we are increasingly dependent on recurring revenue products as a driver for growth, our failure to execute our strategy for this business line will materially adversely affect our financial conditions and prospects.

We may not be able to sustain and continue the growth of school security products.

Demand for our security products from schools, universities and other educational institutions as a result of the national focus on prevention of school violence continues to be an important market for us. Federal and state governmental authorities have proposed and enacted numerous legislation and laws, including the School Violence Prevention and Mitigation Act of 2019 that provide increased funding to public schools to implement and enhance security systems. While our business has benefited from such additional federal and state funding and increased demand, there is no guarantee that such funding and trend will continue. For example, if school shutdowns return as a result of the COVID-19 pandemic and various stay-at-home orders imposed by state governments, there could be a reduced need for schools to acquire and implement security systems, and state and federal government may also decide to reduce funding or impose additional criteria for funding. These factors may result in a decline in demand for our school security products, which in turn may adversely affect our financial performance.

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

Future changes to U.S. income tax or trade policies impacting multi-national companies, including tariffs, could materially affect our financial condition and results of operations.

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

We primarily source our manufacturing materials from Asia, including Taiwan, India and China, with additional sourcing from other producers throughout the world. There have been significant enacted and proposed reciprocal tariffs on certain of these countries. At this time, the overall impact on our business related to tariffs remains uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, reciprocal measures by impacted trade partners, inflationary effects, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges.

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

We are subject to and may become a party to various litigation matters, claims, investigations, enforcement actions, arbitrations, or other legal proceedings that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties, or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or fully indemnified or insured, they could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future, and responding to any action may result in a significant diversion of management’s attention and resources. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. See Item 3: Legal Proceedings and Note 14, “Commitments and Contingencies” to the Consolidated Financial Statements.

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

We rely on the effort and continuing service of our senior management members

The success of the Company is largely dependent on the effort and service of our senior management members, including Mr. Richard Soloway, the founder, Chief Executive Officer, Chairman of our board of directors, and Mr. Kevin Buchel, President and Chief Operating Officer. We depend on them for various aspects of our business operation, including their experience and knowledge in the industry, extensive relationships with distributors and customers, and their leadership to develop and implement business strategies. The loss or reduction of services by Mr. Soloway and Mr. Buchel could have a material adverse effect on the Company’s business and prospects. Messrs Soloway and Buchel are 79 and 72 years old, respectively.

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

Cost of operating as a public company, and compliance with SEC regulations.

As a public company, we are obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are and will continue to become subject to other reporting and corporate governance requirements, including certain requirements of the NASDAQ Stock Market (“NASDAQ”), and certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX Act”) and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

Section 404 of the SOX Act, as well as rules subsequently implemented by the SEC and the NASDAQ, have imposed increased regulation and disclosure and required enhanced corporate governance practices of public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased selling, general, and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes will require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could materially and adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC and the NASDAQ. Any such action could harm our reputation and the confidence of investors and customers in us and could materially and adversely affect our business and cause our share price to fall.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the SOX Act could materially and adversely affect our business, results of operations, financial condition, and stock price.

As a public company, we are required to document and test our internal control over financial reporting in order to satisfy the requirements of rules and regulations of the SEC regarding compliance with Section 404 of the SOX Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. We are required to provide our independent registered public accounting firm’s annual report addressing the effectiveness of internal control over financial reporting. During our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404 of the SOX Act. Testing and maintaining internal control over financial reporting can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations under Section 404 of the SOX Act to increase our legal and financial compliance costs, making it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time-consuming, and costly.

For the year ended June 30, 2024, management identified a control deficiency related to inventory costing, as a result of ineffective review of information used in the inventory costing process that was considered a material weakness. Although we remediated this material weakness as of June 30, 2025, there is no assurance that additional material weaknesses will not occur or that we will be able to remediate any additional material weaknesses in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the SOX Act. If we identify any additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 of the SOX Act in a timely manner, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be materially adversely affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation, or impact our stock price.

Stockholder activism, which can take many forms or arise in a variety of situations, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board of Directors, has been increasing recently. Volatility in the price of our common stock or other reasons has caused, and may continue in the future to cause, us to become the target of securities litigation or stockholder activism. Activist stockholders who disagree with the composition of our Board of Directors, our strategy, or the way our company is managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business, or engaging in other similar activities. Responding to any actions by activist stockholders, including proxy contests, can be costly and time-consuming, has diverted the attention of management, our Board of Directors, and our employees, and may be disruptive to our operations. We may be required to incur significant fees and other expenses related to activist stockholder matters, including for third-party advisors.

Our stock price could be adversely affected by the events, risks, and uncertainties of any stockholder activism. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism, including potential changes to the composition of our Board of Directors, may lead to the perception of a change in the strategic direction of our business; the loss of key employees, including our executive officers; a perception of instability or lack of continuity, particularly if the stockholder activism campaign results in the appointment of one or more activist stockholders to our Board of Directors, which may cause concern to our existing or potential retailers, distributors and other channel partners, employees, and other stockholders; may be exploited by our competitors; may result in the loss of potential business opportunities or limit our ability to develop and introduce new products and services; and may make it more difficult to attract and retain qualified personnel and business partners. In addition, activist directors may make overly burdensome demands of our management and materially and unnecessarily increase management’s workload. Furthermore, if our retailers, distributors and other channel partners choose to delay, defer, or reduce transactions with us or do business with our competitors instead of us as a result of perceived uncertainties as to our future direction, then our business, financial condition, and operating results would be adversely affected.

In addition, market volatility may lead to increased stockholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value and our stock price could experience periods of increased volatility as a result of stockholder activism.

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

We rely on a multidisciplinary team, including our information security function, outside legal counsel, management, and third-party service providers, as described further below, to identify, assess, and manage cybersecurity threats and risks. These processes include, among other things, annual security awareness training for employees, instituting programs to increase awareness of phishing attempts, tools to detect and monitor unusual network activity, and processes to contain, escalate and respond to incidents. In addition, we have an enterprise Information Security Policy describing our cybersecurity program and governance structure and the processes and procedures in place to identify, mitigate and remediate cybersecurity threats and risks.

We have an incident response plan for managing cybersecurity incidents and associated crisis communication procedures designed to facilitate coordination across the Company and with our partners, customers, the public and others.

To further protect our business, we partner with a third-party vendor to provide cybersecurity and risk management as a managed service offering. They provide cybersecurity risk assessment and threat intelligence to the Company, in addition to acting as a managed service provider for our information technology program. We decided to retain a third party for these services given the small size of our Company and internal information technology staff and the quality, comprehensiveness, and cost-effectiveness of the services offered. An internal team, led by our Senior Vice President of Information Technology, who has extensive years of experience in IT security matters, oversees and works collaboratively with this third-party vendor to evaluate the strength of our cybersecurity protocols and the results of testing to determine what additional actions, such as trainings or remedial actions, are necessary to lessen cybersecurity risks.

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

Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, which have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information, see "Risk Factors—Risks Related to “Cybersecurity incidents and other disruptions to our information and technology systems, or the information systems of third parties whom we do business" in Part I, Item IA of this Annual Report on Form 10-K.

Cybersecurity Governance

Risk assessment and oversight are an integral part of our governance and management processes. The Audit Committee of our Board of Directors (the "AC") has ultimate oversight of the Company's risk management. The AC is responsible for overseeing our enterprise risk management program, including material risks related to cybersecurity threats. The AC receives quarterly reports from management, including the information technology and legal teams, on cybersecurity risk resulting from risk assessments and reviews any information on relevant internal and industry cybersecurity incidents and is notified between such updates relative to any incidents which could materially affect the Company. Based on this information, our AC monitors the Company's cybersecurity program, including potential threats, weaknesses and vulnerabilities, the policies and procedures in place to prevent, detect and respond to cybersecurity threats and unauthorized access to our information security systems. Significant findings related to cybersecurity, data and technology risks or incidents are at least annually reported to and discussed with the Board of Directors.

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

The Company’s foreign subsidiary located in the Dominican Republic, Napco DR, S.A., owns a building of approximately 180,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease. As of June 30, 2025, a majority of the Company’s products were manufactured at this facility, utilizing U.S. quality control standards.

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

ITEM 4: MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “NSSC.” As of August 22, 2025, there were approximately 46 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Information:

Dividend Declaration Date	Stockholders of Record Date	Dividend Payable Date	Per Share Cash Dividend Amount

May 2, 2025	June 12, 2025	July 3, 2025	$ 0.14
January 30, 2025	March 12, 2025	April 3, 2025	$0.125
November 1, 2024	December 12, 2024	January 3, 2025	$0.125
August 22, 2024	September 12, 2024	October 3, 2024	$0.125
May 2, 2024	June 3, 2024	June 24, 2024	$ 0.10
February 1, 2024	March 1, 2024	March 22, 2024	$ 0.10
November 2, 2023	December 1, 2023	December 22, 2023	$ 0.08
August 18, 2023	September 1, 2023	September 22, 2023	$ 0.08
May 5, 2023	May 22, 2023	June 12, 2023	$0.0625

Equity Compensation Plan Information as of June 30, 2025:

NUMBER OF SECURITIES
	NUMBER OF SECURITIES	WEIGHTED AVERAGE	REMAINING AVAILABLE FOR
	TO BE ISSUED UPON	EXERCISE PRICE OF	FUTURE ISSUANCE (EXCLUDING
	EXERCISE OF	OUTSTANDING	SECURITIES REFLECTED IN
	OUTSTANDING OPTIONS	OPTIONS	COLUMN (a)
PLAN CATEGORY	(a)	(b)
Equity compensation plans approved by security holders (1):	628,236	$24.70	869,100
Equity compensation plans not approved by security holders:	—	—	—
Total	628,236	$24.70	869,100
(1)	In August 2022, the stockholders approved the 2022 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company’s common stock to be acquired by the holders of such awards. In May 2020, the stockholders approved the 2020 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards. In December 2018, the stockholders approved the 2018 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards. In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,900,000 shares of the Company’s common stock to be acquired by the holders of such awards. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards.

ITEM 6: RESERVED

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Napco Security Technologies, Inc. (“NAPCO”). MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2025 compared to the year ended June 30, 2024. For a discussion of the year ended June 30, 2024 compared to the year ended June 30, 2023, please refer to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Highlights from fiscal year 2025 compared with fiscal year 2024 included:

●	Net sales for the year decreased 4% to $181.6 million.
●	Recurring service revenue (“RSR”) for the year increased 14% to $86.3 million.
●	Gross margin for recurring service revenue was 91.0% for fiscal 2025.
●	Gross margin for equipment revenue was 23.6% as compared to 29.4%.
●	Net income decreased 13% to $43.4 million.

Industry Landscape

Our industry continues to be dynamic and highly competitive, with frequent changes in both technologies and business models. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business. Napco continually strives to innovate through a broad range of research and development activities that seek to identify and address the changing demands of customers, industry trends, and competitive forces.

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

We primarily source our manufacturing materials from Asia, including Taiwan, India and China, with additional sourcing from other producers throughout the world. There have been significant enacted and proposed reciprocal tariffs on certain of these countries. At this time, the overall impact on our business related to tariffs remains uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, reciprocal measures by impacted trade partners, inflationary effects, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges.

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

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments are as follows:

	June 30, 2025	June 30, 2024

Cash	$16,726	$18,823
Money Market Fund	66,355	41,116
Certificate of Deposits	—	5,402
	$83,081	$65,341

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months. We believe that there is minimal credit risk associated with the investments in cash equivalents and short-term investments due to the types of investment entered.

A summary of the cash flow activity for the year ended June 30, 2025 and 2024 is as follows:

Cash Flows from Operating Activities

	Fiscal Year ended June 30,
	2025	2024

	(in thousands)

Net income	$43,406	$49,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,276	2,163
Change in accrued Interest on other investments	—	31
Unrealized (gain) loss on marketable securities	(177)	(56)
Realized (gain) loss on sales of marketable securities	(56)	—
(Recovery of) credit losses	(7)	(99)
Change to inventory reserve	643	1,691
Deferred income taxes	(1,048)	(2,776)
Stock-based compensation expense	1,513	1,733
Changes in operating assets and liabilities:	6,977	(7,137)
Net Cash Provided by Operating Activities	$53,527	$45,368

Net cash provided by operating activities was $53.5 million for the year ended June 30, 2025 and was due to net income of $43.4 million, adjustments for non-cash items of $3.1 million and an increase in cash flow from changes in operating assets and liabilities of $7.0 million. The changes in operating assets and liabilities were largely attributable to decreases in inventories, accounts receivables and prepaid expenses offset by decreases in accounts payables and accrued expenses.

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

Cash Flows from Investing Activities

	Fiscal Year ended June 30,
	2025	2024
Purchases of property, plant, and equipment	$(2,116)	$(1,594)
Purchases of marketable securities	(12,835)	(206)
Proceeds from sales of marketable securities	2,556	—
Purchases of other investments	—	(1,351)
Redemption of other investments	26,980	—
Net Cash Provided by (Used in) Investing Activities	$14,585	$(3,151)

The cash provided by investing activities during the year ended June 30, 2025 was primarily attributable to proceeds from the sale of marketable securities as well as the redemption of our Certificate of Deposits which were classified as other investments. The Net cash provided by investing activities was partially offset by net cash used for capital expenditures and purchase of marketable securities. The cash used in investing activities during the year ended June 30, 2024 was primarily attributable to cash used for capital expenditures and purchase of certificates of deposits. The change in cash for investing activities from 2024 to 2025 was an increase in proceeds received from marketable securities and other investments.

Cash Flows from Financing Activities

	Fiscal Year ended June 30,
	2025	2024
Proceeds from stock option exercises	$54	$427
Dividends paid	(13,632)	(13,258)
Repurchase of common stock	(36,794)	—
Net Cash Used in Financing Activities	$(50,372)	$(12,831)

The cash used in financing activities for the year ended June 30, 2025 was primarily related to the payment of stockholder dividends as well as purchase of treasury shares while the year ended June 30, 2024 was primarily related to the payment of stockholder dividends.

As of June 30, 2025, the Company’s available revolving credit line was $20,000,000, which expires in February 2029. As of June 30, 2025 and 2024, the Company has no outstanding debt.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

	As of June 30,
	2025	2024
Current Ratio	6.8 to 1	7.6 to 1
Sales to Receivables	6.0 to 1	5.9 to 1

Working Capital. Working capital decreased by $8,147,000 to $138,387,000 at June 30, 2025 from $146,534,000 at June 30, 2024. Working capital is calculated by deducting Current Liabilities from Current Assets.

Contractual Obligations and Commitments

As of June 30, 2025, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease for approximately 4 acres of land in the Dominican Republic, on which the Company’s principle manufacturing facility is located, at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

Results of Operations

Fiscal 2025 Compared to Fiscal 2024

	Fiscal year ended June 30, (dollars in thousands)
			% Increase/
	2025	2024	(decrease)
Net sales: equipment revenues	$95,291	$113,071	(15.7)%
service revenues	86,330	75,749	14.0%
	181,621	188,820	(3.8)%
Gross Profit: equipment	22,496	33,209	(32.3)%
services	78,534	68,545	14.6%
	101,030	101,754	(0.7)%
Gross profit as a % of net sales	55.6%	53.9%	3.2%
equipment	23.6%	29.4%	(19.6)%
services	91.0%	90.5%	0.5%

Research and development	12,581	10,763	16.9%
Selling, general and administrative	42,190	37,173	13.5%
Selling, general and administrative as a % of net sales	23.2%	19.7%	17.8%
Operating Income	46,259	53,818	(14.0)%
Interest and other income (expense), net	3,810	2,568	48.4%
Provision for income taxes	6,663	6,568	1.4%
Net income	43,406	49,818	(12.9)%

Net Sales

Net sales in fiscal 2025 decreased by $7,199,000 to $181,621,000 as compared to $188,820,000 in fiscal 2024.

Net equipment revenue in fiscal 2025 decreased $17,780,000 to $95,291,000 as compared to $113,071,000 in fiscal 2024. The decrease in net sales was primarily due to decreased sales of the Alarm Lock brand door-locking products of $7,183,000, Marks brand door-locking products of $4,309,000, Napco Access Pro brand access control products of $2,274,000 and Napco brand intrusion products of $4,014,000.

The overall decrease in net equipment sales was attributable to the reduction of sales of approximately $6.4 million to one of the Company’s larger distributors, which purchases both our intrusion and locking products. In addition, the reduction in door locking device sales was primarily attributable to reduced purchases by three of the Company’s locking customers of approximately $9.4 million.

The decrease in equipment revenue was a result of these larger distributors extended destocking strategies throughout the year, in addition to the timing of large project work for our door-locking business and to a lesser extent general softness in demand due to customer uncertainty related to global tariff policies. In fiscal 2024 our door-locking revenue was positively impacted by a large commercial real estate project. The timing of project work is difficult to predict from period to period due to numerous factors.

Net service revenues for fiscal 2025 increased $10,581,000 to $86,330,000 as compared to $75,749,000 in fiscal 2024. The increase in net service revenues was due to an increase in the number of our cellular communication devices put into service and activated.

Gross Profit

The Company's gross profit decreased by $724,000 to $101,030,000 in fiscal 2025 as compared to $101,754,000 in fiscal 2024. Gross profit on equipment sales was $22,496,000 or 23.6% of net equipment sales in fiscal 2025 and $33,209,000 or 29.4% of net equipment sales, in fiscal 2024. Gross profit on service revenues was $78,534,000 or 91% of net service revenues in fiscal 2025 and $68,545,000 or 90.5% of net service revenues, in fiscal 2024. Overall, gross margins increased to 56% of net sales in 2025 from 54% in 2024.

The decrease in Gross profit margins on equipment sales was primarily a result of overall lower equipment sales levels which results in less absorption of fixed manufacturing overhead costs in addition to the impact of tariff costs in the fourth quarter of Fiscal 2025 as a result of distributors pulling forward orders before our announced price increase went into effect.

Research and Development

Research and Development expenses increased by $1,818,000 in fiscal 2025 as compared to fiscal 2024, primarily due to increases of $1,750,000 in personnel-related expenses mainly from merit increases and the hiring of additional engineering staff. The head count of engineering staff increased by 11% from 72 at the end of Fiscal 2024 to 80 at the end of Fiscal 2025.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2025 increased by $5,017,000 as compared to fiscal 2024, primarily due to increases of $3,451,000 in personnel-related expenses mainly from merit increases and the hiring of additional personnel in the finance and information technology departments, $500,000 in insurance, $370,000 in advertising, $313,000 in legal and professional fees, offset by decreases in $130,000 in Director fees and $500,000 in transactions costs associated with the Company’s Form S-3 filing during fiscal 2024.

Interest and Other Income (Expense)

	Year ended June 30, (dollars in thousands)
	2025	2024	% Increase (Decrease)

Interest income	$3,357	$2,375	41%
Investment income	444	262	**
Other, net	9	(69)	**
	$3,810	$2,568

**Percentage change not meaningful.

Interest income increased for fiscal 2025, compared to fiscal 2024, primarily due to the increase in our cash and cash equivalents as well as higher interest rates.

Income Taxes

The Company’s provision for income taxes for fiscal 2025 remained consistent at $6,663,000 as compared to $6,568,000 for the same period a year ago. The Company’s effective tax rate for fiscal 2025 increased to 13% as compared to 12% for fiscal 2024 as a result of a larger portion of the Company’s taxable income being attributable to United States operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We internally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $16.1 million at June 30, 2025. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2025, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $322,000. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $844,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

a. Financial Statements: Financial statements required pursuant to this Item are presented on pages FS-1 through FS-35 of this report as follows:

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Napco Security Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for the years ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Excess and Slow-Moving Inventory Reserve — Refer to Note 1 and 6 to the financial statements

Critical Audit Matter Description

Management records a reserve for excess and slow-moving inventory, which represents any excess of the cost of the inventory over its estimated net realizable value. The reserve is calculated using an estimated reserve percentage applied to the inventory based on age, historical trends, product life cycle, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product. The reserve for excess and slow-moving inventory was $5.5 million at June 30, 2025.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant estimates and assumptions used in the excess and slow-moving inventory reserve included the following, among others:

●	•We tested the operating effectiveness of management’s internal controls over the determination of the inventory reserve.
●	We evaluated the methods and assumptions used by management to estimate the inventory reserve by:
o	Testing the significant inputs used to determine the reserve percentage for accuracy and completeness.
o	Inquiring with production and engineering management of the Company as to specific products considered in the reserve, the product life cycles and corroborating alternate applications where applicable.
o	Comparing management’s forecasted usage with (1) historical inventory usage as well as forecasted sales, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
o	Evaluating management’s ability to accurately forecast inventory usage by comparing actual results to management’s historical forecasts.
o	Considering the impact of changes in the macroeconomic environment on management’s forecasted usage.
o	Testing the mathematical accuracy of management’s calculations.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York

August 25, 2025

We have served as the Company's auditor since fiscal year 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Napco Security Technologies, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Napco Security Technologies, Inc. and Subsidiaries (the “Company”) for the year ended June 30, 2023, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

/s/ BAKER TILLY US, LLP

We served as the Company's auditor from 2008 to 2023.

New York, New York

September 8, 2023

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024

	(in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$83,081	$65,341
Investments - other	—	26,980
Marketable securities	16,095	5,398
Accounts receivable, net of allowance for credit losses of $25 and $32 as of June 30, 2025 and June 30, 2024, respectively	30,108	31,898
Inventories	29,962	34,804
Income tax receivable	—	73
Prepaid expenses and other current assets	3,198	4,269
Total Current Assets	162,444	168,763
Inventories - non-current	11,313	15,109
Property, plant and equipment, net	9,233	9,077
Intangible assets, net	3,287	3,602
Deferred income taxes	6,476	5,428
Operating lease - Right-of-use asset	5,188	5,487
Other assets	200	286
Total Assets	$198,141	$207,752

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$5,742	$7,977
Accrued expenses	8,712	10,345
Accrued salaries and wages	4,398	3,907
Dividends payable	4,992	—
Accrued income taxes	213	—
Total Current Liabilities	24,057	22,229
Accrued income taxes	143	1,122
Operating lease liability	5,335	5,512
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	29,535	28,863
Commitments and Contingencies (Note 14)
Stockholders' Equity
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of June 30, 2025 and June 30, 2024; 39,771,035 and 39,768,186 shares issued; and 35,656,421 and 36,874,471 shares outstanding, respectively.	398	398
Additional paid-in capital	25,280	23,712
Retained earnings	199,083	174,300
Less: Treasury Stock, at cost (4,114,614 and 2,893,715 shares as of June 30, 2025 and June 30, 2024, respectively)	(56,315)	(19,521)
Accumulated other comprehensive income	160	—
Total Stockholders' Equity	168,606	178,889
Total Liabilities and Stockholders' Equity	$198,141	$207,752

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2025	2024	2023

	(in thousands, except for share and per share data)
Net Sales:
Equipment revenues	$95,291	$113,071	$110,062
Service revenues	86,330	75,749	59,935
	181,621	188,820	169,997
Cost of Sales:
Equipment-related expenses	72,795	79,862	90,197
Service-related expenses	7,796	7,204	6,567
	80,591	87,066	96,764

Gross Profit	101,030	101,754	73,233

Operating Expenses:
Research and development	12,581	10,763	9,328
Selling, general, and administrative expenses	42,190	37,173	33,580
Total Operating Expenses	54,771	47,936	42,908

Operating Income	46,259	53,818	30,325

Other Income:
Interest and other income, net	3,810	2,568	903
Income before Provision for Income Taxes	50,069	56,386	31,228
Provision for Income Taxes	6,663	6,568	4,101
Net Income	$43,406	$49,818	$27,127

Income Per Share:
Basic	$1.20	$1.35	$0.74
Diluted	$1.19	$1.34	$0.73

Weighted Average Number of Shares Outstanding:
Basic	36,298,000	36,812,000	36,741,000
Diluted	36,499,000	37,066,000	37,005,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHNSIVE INCOME

	Year Ended June 30,
	2025	2024	2023
Net Income	$43,406	$49,818	$27,127
Other comprehensive income, net of tax		—	—
Net change in unrealized gains on available-for-sale debt securities, net of taxes of $25	160	—	—
Other comprehensive income, net of tax	160	—	—
Total Comprehensive income	$43,566	$49,818	$27,127

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Years ended June 30, 2025, 2024 and 2023
	(in thousands except for share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balance at June 30, 2022	39,628,197	$396	$20,005	(2,893,715)	$(19,521)	$112,911	$—	$113,791
Stock options exercised	35,615	1	84	—	—	—	—	85
Stock-based compensation expense	—	—	1,464	—	—	—	—	1,464
Cash dividend ($.0625 per share)	—	—	—	—	—	(2,298)	—	(2,298)
Net income	—	—	—	—	—	27,127	—	27,127
Balances at June 30, 2023	39,663,812	$397	$21,553	(2,893,715)	$(19,521)	$137,740	$—	$140,169
Stock options exercised	104,374	1	426	—	—	—	—	427
Stock-based compensation expense	—	—	1,733	—	—	—	—	1,733
Cash dividend ($.36 per share)	—	—	—	—	—	(13,258)	—	(13,258)
Net income	—	—	—	—	—	49,818	—	49,818
Balances at June 30, 2024	39,768,186	$398	$23,712	(2,893,715)	$(19,521)	$174,300	$—	$178,889
Stock options exercised	2,849	—	54	—	—	—	—	54
Stock-based compensation expense	—	—	1,514	—	—	—	—	1,514
Purchase of treasury shares	—	—	—	(1,220,899)	(36,794)	—	—	(36,794)
Cash dividend ($.52 per share)	—	—	—	—	—	(18,623)	—	(18,623)
Other comprehensive income, net of tax	—	—	—	—	—	—	160	160
Net income	—	—	—	—	—	43,406	—	43,406
Balances at June 30, 2025	39,771,035	$398	$25,280	(4,114,614)	$(56,315)	$199,083	$160	$168,606

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year ended June 30,
	2025	2024	2023

	(in thousands)
Cash Flows from Operating Activities
Net income	$43,406	$49,818	$27,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,276	2,163	1,930
Gain on disposal of fixed asset	—	—	(15)
Change in accrued Interest on other investments	—	31	(470)
Unrealized (gain) loss on marketable securities	(177)	(56)	80
Realized (gain) loss on sales of marketable securities	(56)	—	—
(Recovery of) credit losses	(7)	(99)	(112)
Change to inventory reserve	643	1,691	(445)
Deferred income taxes	(1,048)	(2,776)	(2,818)
Stock-based compensation expense	1,513	1,733	1,464
Changes in operating assets and liabilities:
Accounts receivable	1,797	(5,730)	3,261
Inventories	7,995	(3,255)	1,883
Prepaid expenses and other current assets	1,071	(867)	(564)
Income tax receivable	48	2	(75)
Other assets	86	25	35
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(4,020)	2,688	(6,581)
Net Cash Provided by Operating Activities	53,527	45,368	24,700
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(2,116)	(1,594)	(2,962)
Proceeds from disposal of fixed asset	—	—	38
Purchases of marketable securities	(12,835)	(206)	(148)
Proceeds from sales of marketable securities	2,556	—	—
Purchases of other investments	—	(1,351)	(35,281)
Redemption of other investments	26,980	—	10,091
Net Cash Provided by (Used in) Investing Activities	14,585	(3,151)	(28,262)
Cash Flows from Financing Activates
Proceeds from stock option exercises	54	427	85
Dividends paid	(13,632)	(13,258)	(2,298)
Repurchase of common stock	(36,794)	—	—
Net Cash Used in Financing Activities	(50,372)	(12,831)	(2,213)

Net increase (decrease) in Cash and Cash Equivalents	17,740	29,386	(5,775)
Cash and Cash Equivalents - Beginning	65,341	35,955	41,730
Cash and Cash Equivalents - Ending	$83,081	$65,341	$35,955
Supplemental Cash Flow Information
Interest paid	$—	$14	$16
Income taxes paid	$8,427	$9,330	$8,811
Non-Cash Investing and Financing Transactions
Dividends declared and not paid	$4,992	—	—

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business:

Napco Security Technologies, Inc (“NAPCO”, “the Company”, “we”, “our”) is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold principally to independent distributors, dealers and installers of security equipment. We have established a national network of trusted independent security dealers and integrators that are experts at selling, installing and supporting our various technologies. These dealers and installers are dependent on our platform for communication services to our radio communicators and smart security devices, and they pay us a monthly fee for these services to operate and manage their businesses efficiently.

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of NAPCO and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

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

Significant Accounting Policies:

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

The Company’s cash and cash equivalents included approximately $66,355,000 of short-term time deposits as of June 30, 2025. Cash and cash equivalents include approximately $46,518,000 of short-term time deposits, consisting of a certificate of deposit totaling $5,402,000 and $41,116,000 in a money market fund as of June 30, 2024.

Cash and cash equivalents consists of the following as of (in thousands):

	June 30, 2025	June 30, 2024

Cash	$16,726	$18,823
Money Market Fund	66,355	41,116
Certificate of Deposits	—	5,402
	$83,081	$65,341

Investments-other consists of the following as of (in thousands):

	June 30, 2025	June 30, 2024

Certificate of Deposits	$—	$26,980
	$—	$26,980

Certificate of deposits are recorded at the original cost plus accrued interest. There were no certificate of deposits outstanding at June 30, 2025. The Company’s certificate of deposits as of June 30, 2024 consisted of the following (in thousands):

June 30, 2024

Balance Sheet Classification	Interest Rate	Maturity Date	Cost	Carrying Value
Cash and Cash Equivalents	4.70%	8/22/2024	$5,374	$5,402
Investments - other	4.55% - 4.75%	7/25/2024 - 10/24/2024	26,709	26,980

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2025. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

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

Accounts Receivable

Accounts receivable is stated net of the reserves for credit losses of $25,000 and $32,000 as of June 30, 2025 and 2024, respectively. In accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), the Company recognizes an allowance for credit losses for trade and other receivables to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset which includes consideration of past events and historical loss experience, current events and also future events based on our expectation as of the balance sheet date. Receivables are written off when the Company determined that such receivables are deemed uncollectible. The Company pools its receivables based on similar risk characteristics in estimating its expected credit losses. In situations where a receivable does not share the same risk characteristics with other receivables, the Company measures those receivables individually. The Company also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.

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

Changes in intangible assets are as follows (in thousands):

	June 30, 2025			June 30, 2024
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(9,549)	$251	$9,800	$(9,436)	$364
Trade name	4,048	(1,012)	3,036	4,048	(810)	3,238
	$13,848	$(10,561)	$3,287	$13,848	$(10,246)	$3,602

Amortization expense for intangible assets subject to amortization was approximately $315,000, $337,000 and $361,000 for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2026 - $297,000; 2027 - $283,000; 2028 - $269,000; 2029 - $210,000; and 2030 - $202,000. The weighted average remaining amortization period for intangible assets was 14.1 years and 14.8 years at June 30, 2025 and 2024, respectively.

Revenue Recognition

Revenue from contracts with customers is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue from all sales types is recognized at the transaction price, which is the amount we expect to be entitled to in exchange for transferring goods or providing services.

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

Service Cost of Sales

Service cost of sales is primarily the cost of operating our network operations center to manage and deliver telecommunication services.

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($419,000, $349,000 and $450,000 in the fiscal years ended June 30, 2025, 2024 and 2023, respectively) and classifies the costs associated with these sales in cost of sales ($1,589,000, $1,573,000 and $1,697,000 in the fiscal years ended June 30, 2025, 2024 and 2023, respectively).

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for fiscal years ended June 30, 2025, 2024 and 2023 was $3,753,000, $3,262,000 and $2,931,000, respectively.

Research and Development Costs

Research and development costs incurred by the Company are charged to expense as incurred and are included in operating expenses in the consolidated statements of income.

Income Taxes

The Company records provisions for income taxes in the consolidated financial statements using the asset and liability method. Under this method, income tax liabilities or receivables are recognized for the current year, in addition deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. When necessary, a valuation allowance is recorded to reduce deferred tax assets to the net amount that is believed is more likely than not to be realized. That assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing the future taxable income on a jurisdictional basis, the Company considers the effect of the transfer pricing policies on that income.

The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company’s policy is to adjust these unrecognized tax benefits in the period when facts and circumstances change, such as the closing of a tax audit, the expiration of statute of limitation for a relevant taxing authority to examine a tax position, or when additional information becomes available. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related interest and penalties.

Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act introduced the global intangible low-taxed income (“GILTI”) provisions effective in 2018, which generally impose a tax on the net income earned by foreign subsidiaries of a U.S. company in excess of a deemed return on their tangible assets. The Company recognizes the tax on GILTI as a period cost when the tax is incurred.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

							Net Income per
	Net Income			Weighted Average Shares			Share
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Basic EPS	$43,406	$49,818	$27,127	$36,298	36,812	36,741	$1.20	$1.35	$0.74
Effect of Dilutive Securities:
Stock Options	—	—	—	201	254	264	(0.01)	(0.01)	(0.01)
Diluted EPS	$43,406	$49,818	$27,127	$36,499	37,066	37,005	$1.19	$1.34	$0.73

Options to purchase 110,375, 19,663 and 7,534 shares of common stock for the fiscal years ended June 30, 2025, 2024 and 2023, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

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

Stock-based compensation costs of $1,513,000, $1,733,000 and $1,464,000 were recognized for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the fiscal years ended June 30, 2025, 2024 or 2023.

Comprehensive Income

For the fiscal years ended June 30, 2024 and 2023, the Company’s operations did not give rise to material items includable in comprehensive income, which were not already included in net income. Accordingly, the Company’s comprehensive income approximates its net income for the year ending June 30, 2024 and 2023.

Segment Reporting

The Company operates its business under one operating segment, which is also its reportable segment. The Company's Chief Operating Decision maker (“CODM”), who is our President and Chief Operating Officer, reviews financial information presented at the consolidated level and decides how to allocate resources based on financial metrics, including net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses such financial metrics, including net income, to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits or allocate to other parts of the organization, such as working capital needs, mandatory and discretionary capital expenditures or other growth opportunities that may arise that are in the Company’s best interest and the best interest of the stockholders. See Note 15 – Segment and geographical data for additional accounting policies and disclosures.

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.

Recently Adopted Accounting Standards

The Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. Refer to Note 15, Segment and Geographic Information for the adoption of this guidance and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Among the various codification amendments, Topic 470 Debt is applicable to the Company which requires the disclosure of amounts, terms and weighted-average interest rates of unused lines of credit. The effective date is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirement by that date, with early adoption prohibited. The adoption of this new standard will not have a material impact on our financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires on an annual basis to (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) income taxes paid disaggregated by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which improves disclosure requirements and mandates enhanced transparency about the types of expenses in commonly presented expense captions in financial statements. This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

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

As of June 30, 2025 and 2024, the Company included refund liabilities of approximately $4,790,000 and $6,295,000, respectively, in accrued expenses within the Consolidated Balance Sheets. As of June 30, 2025 and 2024, the Company included return-related assets of approximately $1,152,000 and $1,586,000, respectively, in other current assets.

As a percentage of gross sales, sales returns, rebates and allowances were 6%, 7% and 7% for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

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

	Fiscal year ended June 30,
	2025	2024	2023
Major Product Lines:
Intrusion and access alarm products	$33,084	$39,372	$47,344
Door locking devices	62,207	73,699	62,718
Services	86,330	75,749	59,935
Total Revenues	$181,621	$188,820	$169,997

The following table represents the allowance for credit losses accounts as of the respective years ending June 30 (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Deductions/ (recoveries)	Balance at end of period
For the Year Ended June 30, 2023:
Allowance for credit losses	$243	$6	$(118)	$131

For the Year Ended June 30, 2024:
Allowance for credit losses	$131	$—	$(99)	$32

For the Year Ended June 30, 2025:
Allowance for credit losses	$32	$—	$(7)	$25

NOTE 3 – Business and Credit Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk mainly consist of cash equivalents, short-term investments and accounts receivable. Our cash equivalents and short-term investments primarily consist of government securities and money market funds which are held and managed by high credit quality financial institutions.

The Company had one customer with an accounts receivable balance that comprised 11%, 17% and 19% of the Company’s accounts receivable at June 30, 2025, 2024 and 2023, respectively. Sales to this customer did not exceed 10% of net sales during fiscal years ended June 30, 2025 and 2024. Sales to this customer were 10% of net sales for the fiscal year ended June 30, 2023. The Company had another customer with an accounts receivable balance that comprised 13%, 12% and 14% of the Company’s accounts receivable at June 30, 2025, 2024 and 2023, respectively. Sales to this customer did not exceed 10% of net sales in any of the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis at June 30, 2025 and 2024:

	Level 1	Level 2	Level 3	Total
June 30, 2025
Cash equivalents
Money market funds	66,355,000	-	-	66,355,000
Total	66,355,000	-	-	66,355,000
Marketable securities
U.S. Treasury Securities	10,243,000	-	-	10,243,000
Mutual funds	5,852,000	-	-	5,852,000
Total	16,095,000	-	-	16,095,000

June 30, 2024
Cash equivalents
Certificate of deposits	5,402,000	-	-	5,402,000
Money market funds	41,116,000	-	-	41,116,000
Total	46,518,000	-	-	46,518,000
Short-term investments
Certificate of deposits	26,980,000	-	-	26,980,000
Total	26,980,000	-	-	26,980,000
Marketable securities
Mutual funds	5,398,000	-	-	5,398,000
Total	5,398,000	-	-	5,398,000

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

For the years ended June 30, 2025 and 2024, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 – Marketable Securities

A summary of the fair value of the Company’s investment in marketable securities as of June 30, 2025 and 2024 is as follows:

	2025	2024

Equity Securities	$5,852	$5,398
Debt Securities (available-for-sale)	10,243	—
	$16,095	$5,398

Investments in Equity Securities

The disaggregated net gains and losses on the equity securities recognized within the accompanying consolidated statements of income for the years ended June 30, 2025, 2024 and 2023 are as follows (in thousands):

	Year ended June 30,
	2025	2024	2023

Net gains recognized during the period on equity securities	$276	$207	$147
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	177	55	(79)
	$453	$262	$68

The following tables summarize the Company’s investment in equity securities as of June 30, 2025 and 2024, respectively (in thousands):

	June 30, 2025			June 30, 2024
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds	$6,008	5,852	$(156)	$5,857	$5,398	$(459)

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Investments in Debt Securities

The Company had no investments in debt securities as of June 30, 2024. The following tables summarize the Company’s investments in debt securities as of June 30, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,058	$185	$—	$10,243

The debt investments all mature within one year or less, and the Company did not recognize any credit or non-credit related losses related to its det securities during the year ended June 30, 2025.

NOTE 6 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	June 30,	June 30,
	2025	2024
Component parts	$26,967	$32,283
Work-in-process	6,457	7,509
Finished product	7,851	10,121
	$41,275	$49,913

Classification of inventories:
Current	$29,962	$34,804
Non-current	11,313	15,109
	$41,275	$49,913

The reserve for excess and slow-moving inventory, which reduces inventory in our consolidated balance sheets were $5,515,000 and $5,026,000 as of June 30, 2025 and 2024, respectively.

NOTE 7 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	2025	2024	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,548	7,539	3 to 5
Furniture and fixtures	3,805	3,613	5 to 10
Machinery and equipment	31,053	29,761	3 to 10
Building improvements	3,657	3,129	Shorter of the lease term or life of asset
	55,878	53,857
Less: accumulated depreciation and amortization	(46,645)	(44,780)
	$9,233	$9,077

Depreciation and amortization expense on property, plant, and equipment was approximately $1,961,000, $1,826,000 and $1,569,000 in fiscal 2025, 2024 and 2023, respectively.

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

The amounts of income before income taxes attributable to domestic and foreign operations were as follows:

	For the Year ended June 30,
	2025	2024	2023

Domestic	$12,038	$6,936	$4,926
Foreign	38,031	49,450	26,302

Total	$50,069	$56,386	$31,228

The provision for income taxes is comprised of the following (in thousands):

	For the Year ended June 30,
	2025	2024	2023
Current income taxes:
Federal	$6,817	$8,329	$5,899
State	894	1,015	1,020
	7,711	9,344	6,919
Deferred income taxes:
Federal	(1,046)	(2,367)	(2,334)
State	(2)	(409)	(484)
	(1,048)	(2,776)	(2,818)

Provision for income taxes	$6,663	$6,568	$4,101

A reconciliation of the U.S. Federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows for the years ended June 30, (dollars in thousands):

	2025		2024		2023
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Tax at Federal statutory rate	$10,515	21.0%	$11,841	21.0%	$6,558	21.0%

Increases (decreases) in taxes resulting from:
Meals and entertainment	68	0.1%	66	0.1%	48	0.2%
State income taxes, net of Federal income tax benefit	704	1.4%	935	1.7%	436	1.4%
Global intangible low-taxed income	3,981	8.0%	5,259	9.3%	2,739	8.8%
R&D Credit	(461)	(0.9)%	(632)	(1.1)%	(661)	(2.1)%
Executive Compensation	183	0.4%	47	0.1%	—	—%
Foreign Source income not subject to Tax	(7,986)	(16.0)%	(10,518)	(18.7)%	(5,524)	(17.7)%
Uncertain Tax Positions	(825)	(1.6)%	78	0.1%	63	0.2%
Other, net	484	0.8%	(508)	(0.9)%	442	1.4%
Effective tax rate	$6,663	13.3%	$6,568	11.6%	$4,101	13.1%

Deferred tax assets and deferred tax liabilities at June 30, 2025 and 2024 are as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	2025	2024
Accounts receivable	$6	$8
Inventories	633	541
Accrued liabilities	675	676
Stock based compensation expense	474	452
Revenue reserves	520	439
Unrealized loss on marketable securities	69	136
Capitalized research and development cost	6,181	5,447
Other	—	2
Total Deferred Tax Assets	$8,558	$7,701
Valuation allowance	—	—
Deferred income tax assets, net of valuation allowance	$8,558	$7,701

Intangibles	(802)	(874)
Property, plant and equipment	(667)	(786)
Other deferred tax liabilities	(613)	(613)
Total Deferred Tax Liability	$(2,082)	$(2,273)

Net Deferred Tax Asset	$6,476	$5,428

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

During the year ending June 30, 2025, the Company decreased its reserve for uncertain income tax positions due to lapses in Federal and state statutes. The result of this decrease was a tax benefit of $825,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. As of June 30, 2025, the Company had accrued interest totaling $5,000, penalties totaling $5,000, and $22,000 of unrecognized net tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company claims R&D tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2025	2024	2023
Balance of gross unrecognized tax benefits as of Beginning of Year	$700	$700	$678
Increase to unrecognized tax benefits resulting from a state filing tax position	—	—	22
Decrease to unrecognized tax benefits resulting from an expiration of a statute	(678)	—	—
Balance of gross unrecognized tax benefits as of End of Year	$22	$700	$700

Subsequent to year end, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Key income tax-related provisions of the OBBBA relevant to the Company include the removal of mandatory capitalization of domestic research and development expenditures, permanent extension of bonus depreciation and revisions to international tax regimes. The Company is evaluating the financial implications of the OBBBA and will begin reflecting its effects in its first quarter of fiscal 2026.

NOTE 9 - Debt

On February 9, 2024, the Company and its primary bank, HSBC Bank USA National Association (“HSBC”), agreed to amend and restate the existing Third Amended and Restated Credit Agreement (“Agreement”) dated June 29, 2012, as amended, between the Registrant and HSBC with the Fourth Amended and Restated Credit Agreement (“Amended Agreement”). The Amended Agreement extends the term of the Agreement from June 28, 2024, to February 9, 2029. The Amended Agreement also increases the available revolving credit line from $11,000,000 to $20,000,000 and replaces the LIBOR benchmark rate with the Secured Overnight Financing Rate (SOFR) benchmark rate. As of June 30, 2025 and 2024, the Company has no outstanding debt.

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

NOTE 10 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the fiscal years ended June 30, 2025, 2024 and 2023, the Company recorded non-cash compensation expense of $1,513,000 ($.04 per basic and diluted share), $1,733,000 ($.05 per basic and diluted share) and $1,464,000 ($.04 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses a weighted-average expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock. The implied volatilities were obtained from publicly available data sources. For the weighted-average expected option life assumption, the Company considers the exercise behavior of past grants. The average risk-free interest rate is based on the U.S. Treasury Bond rate for the expected term of the options and the average dividend yield is based on historical experience.

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

Under the 2012 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2025, 361,036 stock options were outstanding, 277,636 stock options were exercisable and no further stock options were available for grant under this plan after December 2022.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2025	2024	2023
Risk-free interest rates	n/a	n/a	3.03%
Expected lives	n/a	n/a	7.27 Years
Expected volatility	n/a	n/a	43%
Expected dividend yields	n/a	n/a	0%

The following table reflects activity under the 2012 Plan for the fiscal years ended June 30,:

	2025		2024		2023
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	363,036	$21.47	521,580	$19.37	523,080	$18.59
Granted	—	—	—	—	37,500	$26.94
Forfeited/Lapsed	—	—	(11,000)	$(3.16)	—	-
Exercised	(2,000)	$(26.94)	(147,544)	$(15.43)	(39,000)	$(10.44)
Outstanding, end of period	361,036	$21.44	363,036	$21.47	521,580	$19.37
Exercisable, end of period	277,636	$20.87	190,960	$20.87	247,628	$17.16
Weighted average fair value at grant date of options granted	n/a		n/a		$13.36
Total intrinsic value of options exercised	$35,000		$3,972,000		$822,000
Total intrinsic value of options outstanding	$2,980,000		$11,067,000		$7,968,000
Total intrinsic value of options exercisable	$2,448,000		$5,936,000		$4,330,000

0, 0 and 37,500 options were granted during the fiscal years ended June 30, 2025, 2024 and 2023, respectively. 2,000, 147,544 and 39,000 options were exercised during the fiscal years ended June 30, 2025, 2024 and 2023, respectively. 109,544 of the 147,544 stock options exercised during the fiscal year ended June 30, 2024 were settled by the Company withholding 46,570 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. 29,600 of the 39,000 stock options exercised during the fiscal year ended June 30, 2023, were settled by the Company withholding 10,150 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. $54,000, $427,000 and $84,000 was received from the remaining option exercises for the fiscal years ended June 30, 2025, 2024 and 2023, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0, $119,000 and $0 for the years ended June 30, 2025, 2024 and 2023, respectively.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at June 30, 2025:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$10.02 ‑ $26.94	361,036	6.15	$21.44	277,636	$20.87
	361,036	6.15	$21.44	277,636	$20.87

As of June 30, 2025 and 2024, there was $275,000 and 1,094,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan, respectively. 88,676, 101,876 and 109,876 options vested during the years June 30, 2025, 2024 and 2023, respectively. The total grant date fair value of the options vesting during the fiscal years ended June 30, 2025, 2024 and 2023 under this plan was $847,000, $946,000 and $981,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2025, 20,400 stock options were outstanding, 18,480 stock options were exercisable and 0 stock options were available for grant under this plan after December 2022.

The following table reflects activity under the 2012 Non-Employee Plan for the fiscal years ended June 30,:

	2025		2024		2023
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	20,400	$14.39	20,400	$14.39	20,400	$14.39
Forfeited/Lapsed	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Outstanding, end of period	20,400	$14.39	20,400	$14.39	20,400	$14.39
Exercisable, end of period	18,480	$13.50	16,560	$12.41	13,920	$10.99
Weighted average fair value at grant date of options granted	n/a		n/a		n/a
Total intrinsic value of options exercised	n/a		n/a		n/a
Total intrinsic value of options outstanding	$312,000		$766,000		$413,000
Total intrinsic value of options exercisable	$299,000		$655,000		$329,000

No options were exercised or granted during the fiscal years ended June 30, 2025, 2024 and 2023, respectively. No cash was received from the remaining option exercises for each of the fiscal years ended June 30, 2025, 2024 and 2023, and the actual tax benefit realized for the tax deductions from option exercises was $0 for each period.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at June 30, 2025:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	4.65	$14.39	18,480	$13.50
	20,400	4.65	$14.39	18,480	$13.50

As of June 30, 2025 and 2024, there was $5,000 and $24,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan, respectively. 1,920, 2,640 and 2,640 options vested during the years June 30, 2025, 2024 and 2023, respectively. The total grant date fair value of the options vesting during each of the fiscal years ended June 30, 2025, 2024 and 2023 under this plan was $19,000, $24,000 and $24,000, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2025, 64,900 stock options were outstanding, 62,200 stock options were exercisable and 4,000 stock options were available for grant under this plan. No options may be granted under this plan after December 2028.

The following table reflects activity under the 2018 Non-Employee plan for the fiscal year ended June 30,:

	2025		2024		2023
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	68,900	$14.54	75,000	$14.83	89,000	$14.91
Forfeited/Lapsed	(4,000)	$(22.93)	—	—	—	—
Exercised	—		(6,100)	$(18.15)	(14,000)	$(15.32)
Outstanding, end of period	64,900	$14.02	68,900	$14.54	75,000	$14.83
Exercisable, end of period	62,200	$13.63	59,500	$13.21	50,720	$12.87
Weighted average fair value at grant date of options granted	n/a		n/a		n/a
Total intrinsic value of options exercised	n/a		$141,000		$209,000
Total intrinsic value of options outstanding	$1,017,000		$2,578,000		$1,486,000
Total intrinsic value of options exercisable	$999,000		$2,305,000		$1,104,000

No options were granted during the fiscal years ended June 30, 2025, 2024 and 2023, respectively. 0, 6,100 and 14,000 options were exercised during the fiscal years ended June 30, 2025, 2024 and 2023, respectively. 6,100 stock options exercised during the fiscal year ended June 30, 2024 were settled by the Company withholding 2,700 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. 14,000 stock options exercised during the fiscal year ended June 30, 2023 were settled by the company withholding 7,235 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. $0 was received from the remaining option exercises for each of the fiscal years ended June 30, 2025, 2024 and 2023, and the actual tax benefit realized for the tax deductions from option exercises was $0, $30,000 and $44,000 in fiscal 2025, 2024 and 2023, respectively.

The following table summarizes information about stock options outstanding under the 2018 Non- Employee Plan at June 30, 2025:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	64,900	4.61	$14.02	62,200	$13.63
	64,900	4.61	$14.02	62,200	$13.63

As of June 30, 2025 and 2024, there was $7,000 and $59,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan, respectively. 2,700, 14,880 and 19,680 options vested during the years June 30, 2025, 2024 and 2023, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2025, 2024 and 2023 under this plan was $27,000, $124,000 and $149,000, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2025, 51,900 stock options were outstanding, 38,520 stock options were exercisable and 45,100 stock options were available for grant under this plan. No options may be granted under this plan after May 2030.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2025	2024	2023
Risk-free interest rates	n/a	n/a	3.03 - 3.40%
Expected lives	n/a	n/a	7.23 - 7.27 Years
Expected volatility	n/a	n/a	43%
Expected dividend yields	n/a	n/a	0%

The following table reflects activity under the 2020 Non-Employee plan for the fiscal year ended June 30,:

	2025		2024		2023
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	56,900	$23.35	56,900	$23.35	26,900	$18.64
Granted	—	—	—	—	30,000	$27.57
Forfeited/Lapsed	(2,000)	$(26.94)	—	—	—	—
Exercised	(3,000)	$(26.94)	—	—	—	—
Outstanding, end of period	51,900	$23.00	56,900	$23.35	56,900	$23.35
Exercisable, end of period	38,520	$21.79	30,140	$21.72	18,760	$20.73
Weighted average fair value at grant date of options granted	n/a		n/a		$13.74
Total intrinsic value of options exercised	$32,000		n/a		n/a
Total intrinsic value of options outstanding	$352,000		$1,627,000		$643,000
Total intrinsic value of options exercisable	$307,000		$911,000		$261,000

0, 0 and 30,000 options were granted during the fiscal years ended June 30, 2025, 2024 and 2023, respectively. 3,000, 0 and 0 options were exercised during the fiscal years ended June 30, 2025, 2024 and 2023. 3,000 stock options exercised during the fiscal year ended June 30, 2025 were settled by the Company withholding 2,151 from the shares issuable on exercise of the options. The withheld shares of Common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid and the actual tax benefit realized for the tax deductions from option exercises was $0 for the year ending June 30, 2025.

The following table summarizes information about stock options outstanding under the 2020 Non- Employee Plan at June 30, 2025:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $30.71	51,900	6.54	$23.00	38,520	$21.79
	51,900	6.54	$23.00	38,520	$21.79

As of June 30, 2025 and 2024, there was $85,000 and $215,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan, respectively. 11,380 options vested during each of the years June 30, 2025, 2024 and 2023, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2025, 2024 and 2023 under this plan was $129,000 each year.

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

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At June 30, 2025, 130,000 stock options were outstanding, 52,000 stock options were exercisable and 820,000 stock options were available for grant under this plan. No options may be granted under this plan after December 2032.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2025	2024	2023
Risk-free interest rates	n/a	4.42 - 4.62%	3.84%
Expected lives	n/a	5.63 - 5.87 Years	7.28 Years
Expected volatility	n/a	56%	45%
Expected dividend yields	n/a	.76 - 1.01%	0.62%

The following table reflects activity under the 2022 Employee plan for the fiscal year ended June 30,:

	2025		2024		2023
		Weighted average		Weighted average		Weighted average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding, beginning of year	130,000	$41.38	5,000	$40.01	—	—
Granted	—	—	130,000	$41.38	5,000	$40.01
Forfeited/Lapsed	—	—	(5,000)	$(40.01)	—	—
Outstanding, end of period	130,000	$41.38	130,000	$41.38	5,000	$40.01
Exercisable, end of period	52,000	$41.38	26,000	$41.38	1,000	$40.01
Weighted average fair value at grant date of options granted	n/a		$21.29		$19.77
Total intrinsic value of options exercised	n/a		n/a		n/a
Total intrinsic value of options outstanding	$81,000		$1,375,000		$—
Total intrinsic value of options exercisable	$32,000		$275,000		$—

0, 130,000 and 5,000 options were granted during the fiscal year ended June 30, 2025, 2024 and 2023, respectively. No options were exercised during the fiscal year ended June 30, 2025, 2024 and 2023.

The following table summarizes information about stock options outstanding under the 2022 Employee Plan at June 30, 2025:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$21.60 - $49.39	130,000	8.81	$41.38	52,000	$41.38
	130,000	8.81	$41.38	52,000	$41.38

As of June 30, 2025 and 2024, there was $1,536,000 and $2,066,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan, respectively. 26,000, 26,000 and 1,000 options vested during the year ended June 30, 2025, 2024 and 2023, respectively. The total grant date fair value of the options vesting during the fiscal year ended June 30, 2025, 2024 and 2023 under this plan was $559,000, $553,000 and $20,000, respectively.

NOTE 11 – Stockholders’ Equity Transactions

Dividends

The following tables summarizes information about dividends declared by the Company for the Fiscal years ended June 30, 2025, 2024 and 2023:

Dividend Declaration Date	Stockholders of Record Date	Dividend Payable Date	Per Share Cash Dividend Amount

May 2, 2025	June 12, 2025	July 3, 2025	$ 0.14
January 30, 2025	March 12, 2025	April 3, 2025	$0.125
November 1, 2024	December 12, 2024	January 3, 2025	$0.125
August 22, 2024	September 12, 2024	October 3, 2024	$0.125
May 2, 2024	June 3, 2024	June 24, 2024	$ 0.10
February 1, 2024	March 1, 2024	March 22, 2024	$ 0.10
November 2, 2023	December 1, 2023	December 22, 2023	$ 0.08
August 18, 2023	September 1, 2023	September 22, 2023	$ 0.08
May 5, 2023	May 22, 2023	June 12, 2023	$0.0625

Common Shares Repurchases

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. In November of Fiscal 2025, the board authorized the repurchase of up to an additional 1 million shares. During the first quarter of the fiscal year ended June 30, 2025, the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. During the second quarter of the fiscal year ended June 30, 2025, the Company repurchased 282,647 shares of its outstanding common stock at a weighted average price of $37.95. During the third quarter of the fiscal year ended June 30, 2025, the Company repurchased 745,000 shares of its outstanding common stock at a weighted average price of $25.22. Shares repurchased through the year ended June 30, 2025, are included in the Company’s Treasury Stock as of June 30, 2025. The Company currently has available 359,741 shares that can be repurchased under this authorization. There were no purchases of treasury shares for the years ended June 30, 2024 and 2023.

The following tables summarizes information about shares repurchased by the Company for the Fiscal year ended June 30, 2025:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	per Share	Programs	Plans or Programs
September 10, 2024 - September 19, 2024	193,252	$ 37.67	193,252	1,387,388
November 7, 2024 - December 19, 2024	282,647	$ 37.95	282,647	1,104,741
February 6, 2025 - March 20, 2025	745,000	$ 25.22	745,000	359,741
Total for the Year ended June 30, 2025	1,220,899	$ 30.14	1,220,899	359,741

Stock Option Exercises

During fiscal 2025, certain employees and directors exercised stock options under the Company's 2012 Employee and 2020 Non-Employee Stock Option Plans totaling 5,000 shares. 3,000 of these exercises were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares surrendered by the optionees was 2,151 and was based upon the aggregate fair market value on the date of the exercise equal to the purchase price being paid.

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

NOTE 12 – Related Party Transaction

In March 2024, the Company's President and Chairman sold 2,000,000 shares of our common stock as a selling stockholder in an underwritten secondary public offering at a public offering price of $40.75 per share. In connection with such offering, the selling stockholder granted the underwriters an option to purchase additional shares (the “Greenshoe Option”) up to an additional 300,000 shares of their common stock. On April 8, 2024, the underwriters exercised the Greenshoe Options, pursuant to which the selling stockholder sold an additional 50,000 shares. The Company did not sell any shares in the offering and received no proceeds from the offerings, but the Company incurred $407,000 in offering expenses, which are recorded in SG&A in the consolidation statements of income for the year ended June 30, 2024.

On February 13, 2023, the Company's Chief Executive Officer and Chairman and the Company’s President, Chief Operating Officer and Chief Financial Officer sold 2,012,500 and 87,500 shares of our common stock, respectively, as selling stockholders in an underwritten secondary public offering at a public offering price of $31.50 per share. In connection with such offering, the selling stockholders granted the underwriters an option to purchase additional shares (the “Greenshoe Option”). On February 15, 2023, the underwriters exercised in full the Greenshoe Option, pursuant to which the selling stockholders sold a total of 300,000 additional shares of common stock at the same public offering price. The Company did not sell any shares in the offering and received no proceeds from the offerings, but the Company incurred $509,000 in offering expenses, which are recorded in selling, general, and administrative expenses in the accompanying consolidated statements of income.

NOTE 13 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that is available to all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $283,000, $258,000 and $251,000 for the years ended June 30, 2025, 2024 and 2023, respectively.

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

Operating leases are included in operating lease right-of-use assets, accrued expenses and operating lease liabilities, non-current on our consolidated balance sheets.

For the fiscal year ended June 30, 2025 and 2024, cash payments against operating lease liabilities totaled $345,000 and $343,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	67 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2025 (in thousands):

Year Ending June 30,	Amount
2026	$346
2027	349
2028	351
2029	353
2030	356
Thereafter	29,309
Total future minimum lease payments	$31,064
Less: Imputed interest	25,876
Total	$5,188

Operating lease expense totaled approximately $486,000, $512,000 and $458,000, for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

Litigation

On August 29, 2023, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between November 7, 2022 and August 18, 2023, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its former Chief Financial Officer (who is currently the President and Chief Operating Officer). The action, captioned Zornberg v. NAPCO Security Technologies, Inc. et al., asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in the Company’s quarterly reports and earnings releases during the period of November 7, 2022 through May 8, 2023. A lead plaintiff was appointed in November 2023 and lead plaintiff filed an Amended Complaint on February 16, 2024. The Amended Complaint added claims under Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the secondary public offering in February 2023. These additional claims are brought against the defendants named in the initial complaint, as well as the directors who allegedly signed the offering materials (prospectuses and registration statement in connection with the offering), and the underwriters for the offering. Defendants filed a motion to dismiss the Amended Complaint on April 26, 2024. On April 11, 2025, the Court granted in part and denied in part the motion to dismiss. The Section 11 and Section 12 claims brought against the individual defendants were dismissed; the remaining claims survived the motion to dismiss. On May 12, 2025, Defendants filed Answers to the Amended Complaint. The Company intends to vigorously defend against the action.

On November 26, 2024, a putative derivative lawsuit captioned Minzer v. Soloway, et al., Case No. 2024-1218, was filed in the Court of Chancery in the State of Delaware against the Company’s Chairman and Chief Executive Officer, former Chief Financial Officer (who is currently the President and Chief Operating Officer), and certain current and former directors. The Company is a “Nominal Defendant” in the lawsuit. After the Company and the individual defendants moved to dismiss or stay the action, plaintiffs filed an Amended Complaint on June 12, 2025. The Amended Complaint alleges, among other things, that the individual defendants breached their fiduciary duties and aided and abetted breach of fiduciary duties by allowing the Company to remain with ineffective internal controls over financial reporting and inventory and by allowing for the dissemination of false and misleading financial information in public filings. The Amended Complaint also brings breach of fiduciary duty and unjust enrichment claims in connection with stock sales by the Company’s Chairman and Chief Executive Officer and its former Chief Financial Officer (who is currently the President and Chief Operating Officer) and seeks indemnity and contribution. The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf. Defendants believe that there are substantial defenses to the claims asserted and filed a second motion to dismiss or stay the case on August 22, 2025.

On March 31, 2025, the Company received a subpoena from the Securities and Exchange Commission (“SEC”). The SEC’s subpoena and inquiry is principally focused on the Company’s previously disclosed restatements and related material weakness determination. The Company has produced, and will continue to produce documents, responsive to the SEC subpoena.

On April 25, 2025, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between February 5, 2024 and February 3, 2025, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its former Chief Financial Officer (who is currently the President and Chief Operating Officer). The action, captioned Patel v. NAPCO Security Technologies, Inc. et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in quarterly earnings releases and calls during the period of February 5, 2024 through February 3, 2025. The Court has not yet appointed a lead plaintiff. The Company intends to vigorously defend against the action.

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

Employment Agreements

As of June 30, 2025, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s Chief Executive Officer (“CEO”), another one with the Chief Financial Officer and Chief Accounting Officer (“CFO”), and the last agreement with the Company’s Senior Vice President of Engineering and Chief Technology Officer (“the SVP of Engineering”). The severance agreement is with the Company’s President and Chief Operating Officer.

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

The employment agreement with the SVP of Engineering expires in August 2026 and provides for an annual salary of $458,000, and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination.

The severance agreement is with the President and Chief Operating Officer and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine months’ salary, based on a salary of $628,000, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

NOTE 15 – Segment and Geographical Data

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker. We have one operating and reportable segment.

The Company’s CODM, (the President and Chief Operating Officer) evaluates performance of the Company and makes decisions regarding the allocation of resources based on total Company results. The measure of segment assets is reported on the balance sheet as total consolidated assets. The consolidated net income is the measure of segment profit that is most consistent with U.S. GAAP. Segment profit is used in developing the overall strategy and during the annual budget process, as well as considered in budget-to-actual variances on a monthly basis when making decisions about the allocation of operating and capital resources.

The CODM is regularly provided with not only the consolidated expenses as noted on the face of the income statement, but also the significant segment expenses as below:

	Fiscal Year ended June 30,
	2025	2024

	(in thousands)

Net Sales	$181,621	$188,820
Less:
Cost of revenue	80,591	87,066
Compensation-related expenses(1)	27,922	23,060
Commission expenses	6,165	5,519
Marketing, advertising and other promotional expenses	3,753	3,262
Research and development (excluding compensation related benefits)	1,475	1,476
Selling, general, and administrative expenses(2)	15,456	14,619
Interest and other (income), net	(3,810)	(2,568)
Provision for Income Taxes	6,663	6,568
Segment Profit	$43,406	$49,818
(1)	Excludes stock based compensation.
(2)	Excludes compensation-related expenses, commission expenses and marketing, advertising and other promotional expenses.

Geographic Information for Revenue

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America. All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales. The following table presents net sales by geographic area.

	Fiscal Year ended June 30,
	2025	2024	2023
Sales to external customers:
United States	$180,072	$187,724	$168,619
Foreign	1,549	1,096	1,378
Total Net Sales	$181,621	$188,820	$169,997

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of June 30,
	2025	2024
Long-lived assets:
United States	$5,264	$5,455
Dominican Republic	9,157	9,109
Total Long-lived assets	$14,421	$14,564

NOTE 16 – Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements through the date the consolidated financial statements were issued for events requiring recognition or disclosure.

On August 21, 2025, the Company’s Board of Directors declared a cash dividend of $.14 per share payable on October 3, 2025 to stockholders of record on September 12, 2025.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the controls and procedures will meet their objectives. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the desired control objectives are met. Further, the design of a control system is a resource constraint, therefore, in reaching a reasonable level of assurance, management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Management, including our Chief Executive Officer (who is designated as our principal executive officer) and our Chief Financial Officer (who is designated as our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of June 30, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2025 based on those criteria.

Management reviewed the results of its assessment with our Audit Committee. Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2025, and has issued an attestation report on our internal controls over financial reporting, which is included herein.

Remediation of Previously Reported Material Weakness

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, in connection with our assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, we identified a control deficiency related to inventory costing, as a result of ineffective review of information used in the inventory costing process.

We have completed execution of our remediation plan for this material weakness and, as of June 30, 2025, successfully remediated this material weakness by implementing reconciliation procedures to determine that the information used in the costing of inventory is complete and accurate.

Changes in Internal Control over Financial Reporting

During the quarter ending June 30, 2025, there were no changes in the Company’s internal controls over financial reporting, except for the remediation efforts described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Napco Security Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Napco Security Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 25, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Jericho, New York

August 25, 2025

ITEM 9B: OTHER INFORMATION

The Company adopted an Insider Trading Policy on May 6, 2021. The policy was filed as an exhibit to the Company’s form 8-K filed on May 6, 2021.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors appearing in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (“Proxy Statement”) under the heading “Election of Directors”, is incorporated herein by reference.

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

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

B. Supplementary Financial Data

(a)3. and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June, 30 2011

Ex-3.(iii)	Second Amended and Restated By-Laws	Exhibit 10.3 to Report on Form 8-K (Commission file No. 0-10004) filed on September 8, 2020
Ex-3.(iv)	Amendment to the Amended and Restated Certificate of Incorporation	Exhibit 3.(iv) to Report on Form 8-K (Commission file No. 0-10004) filed on December 7, 2021
Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.02 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.03 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.04 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.05 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.06	Continuing General Security Agreement	Exhibit 4.06 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.07 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.08 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.09	Amendment No. 3 to Third Amended and Restated Credit Agreement	Item 1.01 (e) contained in Report on Form 8-K (Commission file No. 0-10004) dated June 28, 2016
Ex 4.10	Description of the Company’s Securities	E-15
Ex 4.11	Amendment No 4. To Fourth Amended and Restated Credit Agreement	Exhibit 4.11 to Report on Form 8-K (Commission file No. 0-10004) dated February 9, 2024

*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008
*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.D	2018 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2018 for Annual Meeting of Stockholders to be held on December 11, 2018
*Ex-10.E	2020 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated April 13, 2020 for Annual Meeting of Stockholders to be held on May 21, 2020
*Ex-10.F	2022 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 31, 2022 for Annual Meeting of Stockholders to be held on December 5, 2022
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010
*Ex-10.M	Two (2) Year Extension, dated October 21, 2021, of Employment Agreement between the Registrant and Michael Carrieri	Exhibit 10.M to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2023
*Ex-10.N	Form of Indemnification Agreement adopted September 3, 2020	Exhibit 10.N to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2020
*Ex-10.O	Severance Agreement between the Registrant and Kevin S Buchel dated December 30, 2015	Exhibit 10.O to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2016
*Ex-10.P	Compensation Agreement between the Registrant and Stephen Spinelli dated April 6, 2020	Exhibit 10.P to Report on Form 10-K (Commission file No. 0-10004) dated September 13, 2021
Ex-10.Q	Compensation Agreement between the Registrant and Andrew Vuono dated June 3, 2024	Exhibit 10.Q to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2024

Ex-10.R	Two (2) Year Extension, dated April 27, 2024, of Employment Agreement between the Registrant and Michael Carrieri	Exhibit 10.R to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2024
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010
Ex-19.0	Insider Trading Policy	Exhibit 14.1 to Report on Form 8-K (Commission File No. 0-10004) dated May 6, 2021
Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP	E-19
Ex-23.2	Consent of Independent Registered Accounting Firm – Baker Tilly, LLP	E-20
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-21
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-22
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23
Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-24
Ex.97	Incentive Compensation Clawback Policy	Exhibit 97 to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2024
Ex-101.INS	Inline XBRL Instance Document **
Ex-101.SCH	Inline XBRL Taxonomy Extension Schema Document**
Ex-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
Ex-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
Ex-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

Ex-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
Ex-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 25, 2025

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD SOLOWAY
Richard Soloway
Chairman of the Board of
Director and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ RICHARD SOLOWAY	Chairman of the Board of Directors,	August 25, 2025
Richard Soloway	Director and Secretary
(Principal Executive Officer)

/s/ KEVIN S. BUCHEL	President and Chief Operating Officer	August 25, 2025
Kevin S. Buchel

/s/ ANDREW J. VUONO	Chief Financial Officer and	August 25, 2025
Andrew J. Vuono	Chief Accounting Officer
(Principal Financial and Accounting Officer)

/s/ RICK LAZIO	Director	August 25, 2025
Rick Lazio

/s/ DONNA SOLOWAY	Director	August 25, 2025
Donna Soloway

/s/ ROBERT UNGAR	Director	August 25, 2025
Robert Ungar

/s/ ANDREW J. WILDER	Director	August 25, 2025
Andrew J. Wilder

/s/ DAVID A. PATERSON	Director	August 25, 2025
David A. Paterson