Form 10-Q
period 2025-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2025-11-03
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2025, there were 35,664,324 outstanding of the registrant’s common stock, par value $.01 per share.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2025

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	June 30, 2025

	(in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$95,400	$83,081
Marketable securities	10,358	16,095
Accounts receivable, net of allowance for credit losses of $24 and $25 as of September 30, 2025 and June 30, 2025, respectively	30,670	30,108
Inventories	31,286	29,962
Income tax receivable	1,980	—
Prepaid expenses and other current assets	3,503	3,198
Total Current Assets	173,197	162,444
Inventories - non-current	10,520	11,313
Property, plant and equipment, net	8,928	9,233
Intangible assets, net	3,213	3,287
Deferred income taxes	4,795	6,476
Operating lease - Right-of-use asset	5,116	5,188
Other assets	198	200
Total Assets	$205,967	$198,141

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$5,900	$5,742
Accrued expenses	8,781	8,712
Accrued salaries and wages	4,853	4,398
Dividends payable	4,992	4,992
Accrued income taxes	—	213
Total Current Liabilities	24,526	24,057
Accrued income taxes	33	143
Operating lease liability	5,295	5,335
Total Liabilities	29,854	29,535
Commitments and Contingencies (Note 13)
Stockholders' Equity
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of September 30, 2025 and June 30, 2025; 39,778,938 and 39,771,035 shares issued; and 35,664,324 and 35,656,421 shares outstanding, respectively.	398	398
Additional paid-in capital	25,589	25,280
Retained earnings	206,256	199,083
Treasury Stock, at cost, 4,114,614 shares as of both September 30, 2025 and June 30, 2025	(56,315)	(56,315)
Accumulated other comprehensive income	185	160
Total Stockholders' Equity	176,113	168,606
Total Liabilities and Stockholders' Equity	$205,967	$198,141

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months ended September 30,
	2025	2024

	(in thousands, except for share and per share data)
Revenue:
Equipment revenue	$25,739	$22,917
Service revenue	23,429	21,086
Total revenue	49,168	44,003
Cost of Revenue:
Cost of equipment revenue	19,046	17,510
Cost of service revenue	2,276	1,877
Total cost of revenue	21,322	19,387

Gross Profit	27,846	24,616

Operating Expenses:
Research and development	3,240	3,057
Selling, general, and administrative	10,963	9,703
Total Operating Expenses	14,203	12,760

Operating Income	13,643	11,856

Other Income:
Interest income, net	854	940
Other income, net	138	204
Income before Provision for Income Taxes	14,635	13,000
Provision for Income Taxes	2,470	1,815
Net Income	$12,165	$11,185

Income Per Share:
Basic	$0.34	$0.30
Diluted	$0.34	$0.30

Weighted Average Number of Shares Outstanding:
Basic	35,658,000	36,865,000
Diluted	35,865,000	37,180,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months ended September 30,
	2025	2024
Net Income	$12,165	$11,185
Other comprehensive income		—
Net change in unrealized gains on available-for-sale debt securities, net of taxes of $13	25	—
Total other comprehensive income	25	—
Comprehensive income	$12,190	$11,185

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(Unaudited)

	Three months ended September 30, 2025 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2025	39,771,035	$398	$25,280	(4,114,614)	$(56,315)	$199,083	$160	$168,606
Net income	—	—	—	—	—	12,165	—	12,165
Stock-based compensation expense	—	—	309	—	—	—	—	309
Stock options exercised	7,903	—	—	—	—	—	—	—
Cash dividend ($.14 per share)	—	—	—	—	—	(4,992)	—	(4,992)
Other comprehensive income	—	—	—	—	—	—	25	25
Balances at September 30, 2025	39,778,938	$398	$25,589	(4,114,614)	$(56,315)	$206,256	$185	$176,113

	Three months ended September 30, 2024 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2024	39,768,186	$398	$23,712	(2,893,715)	$(19,521)	$174,300	$—	$178,889
Net income	—	—	—	—	—	11,185	—	11,185
Stock-based compensation expense	—	—	371	—	—	—	—	371
Stock options exercised	2,849	—	54	—	—	—	—	54
Purchase of treasury shares	—	—	—	(193,252)	(7,280)	—	—	(7,280)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,610)	—	(4,610)
Balances at September 30, 2024	39,771,035	$398	$24,137	(3,086,967)	$(26,801)	$180,875	$—	$178,609

See accompanying notes to condensed consolidated financial statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended September 30,
	2025	2024

	(in thousands)
Cash Flows from Operating Activities
Net income	$12,165	$11,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570	549
Change in accrued interest on other investments	—	(193)
Unrealized gain on marketable securities	—	(157)
Realized gain on sales of marketable securities	(92)	—
Recovery of credit losses	(1)	(9)
Change to inventory reserve	(354)	(235)
Deferred income taxes	1,681	(749)
Stock-based compensation expense	309	371
Changes in operating assets and liabilities:
Accounts receivable	(561)	3,671
Inventories	(177)	(30)
Prepaid expenses and other current assets	(305)	(197)
Income tax receivable	(1,993)	(71)
Other assets	4	3
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	391	(2,113)
Net Cash Provided by Operating Activities	11,637	12,025
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(193)	(680)
Purchases of marketable securities	(2,540)	(111)
Proceeds from sales of marketable securities	8,407	—
Purchases of other investments	—	(46)
Redemption of other investments	—	16,293
Net Cash Provided by Investing Activities	5,674	15,456
Cash Flows from Financing Activates
Proceeds from stock option exercises	—	54
Dividends paid	(4,992)	—
Repurchase of common stock	—	(7,280)
Net Cash Used in Financing Activities	(4,992)	(7,226)

Net increase in Cash and Cash Equivalents	12,319	20,255
Cash and Cash Equivalents - Beginning	83,081	65,341
Cash and Cash Equivalents - Ending	$95,400	$85,596
Supplemental Cash Flow Information
Interest paid	$—	$8
Income taxes paid	$3,104	$2,620
Non-Cash Investing and Financing Transactions
Dividends declared and not paid	$4,992	$4,610

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2025

NOTE 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

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

The accompanying unaudited Condensed Consolidated Financial Statements of Napco Security Technologies, Inc. have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, certificates of deposits, marketable securities, current receivables and payables and certain other short-term financial instruments approximate their fair value as of September 30, 2025 and June 30, 2025 due to their short-term maturities. The fair value of debt for footnote disclosure purposes, including current maturities, if any, is estimated using recently quoted market prices of the instrument, or if not available, a discounted cash flow analysis based on the estimated current incremental borrowing rates for similar types of instruments.

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

Cash and cash equivalents include approximately $62,196,000 and $48,249,000 of short-term time deposits money market funds as of September 30, 2025, and June 30, 2025. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents.

Cash and cash equivalents consist of the following as of (in thousands):

	September 30, 2025	June 30, 2025

Cash	$33,204	$34,832
Money Market Fund	62,196	48,249
	$95,400	$83,081

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2025. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

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

Accounts Receivable

Accounts receivable are stated net of the reserves for credit losses of $24,000 and $25,000 as of September 30, 2025 and June 30, 2025, respectively. In accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), the Company recognizes an allowance for credit losses for trade receivables to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset which includes consideration of past events and historical loss experience, current events and also future events based on our expectation as of the balance sheet date. Receivables are written off when the Company determines that such receivables are deemed uncollectible. The Company pools its receivables based on similar risk characteristics in estimating its expected credit losses. In situations where a receivable does not share the same risk characteristics with other receivables, the Company measures those receivables individually. The Company also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.

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

Intangible assets consisted of the follows (in thousands):

	September 30, 2025			June 30, 2025
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(9,572)	$228	$9,800	$(9,549)	$251
Trade name	4,048	(1,063)	2,985	4,048	(1,012)	3,036
	$13,848	$(10,635)	$3,213	$13,848	$(10,561)	$3,287

Amortization expense for intangible assets subject to amortization was approximately $74,000 and $79,000 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2027 - $283,000; 2028 - $269,000; 2029 - $210,000; 2030 - $202,000; and 2031 - $202,000. The weighted average remaining amortization period for intangible assets was 13.9 years and 14.1 years at September 30, 2025 and June 30, 2025, respectively.

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

Cost of Revenue

Cost of Equipment Revenue

Cost of equipment revenue is primarily comprised of direct materials and supplies consumed in the manufacturing of products, as well as manufacturing labor, depreciation expense and direct and indirect overhead expenses necessary to acquire and convert the purchased materials and supplies into finished products.

Cost of Service Revenue

Cost of service revenue includes the cost of operating our network operations center to manage and deliver telecommunication services.

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net sales ($142,000 and $89,000 in the three months ended September 30, 2025 and 2024, respectively) and classifies the costs associated with these sales in cost of sales ($479,000 and $390,000 in the three months ended September 30, 2025 and 2024, respectively).

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" (“SG&A”) expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended September 30, 2025 and 2024 was $935,000 and $890,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2025	2024	2025	2024	2025	2024
Basic EPS	$12,165	$11,185	35,658	36,865	$0.34	$0.30
Effect of Dilutive Securities:
Stock Options	—	—	207	315	—	—
Diluted EPS	$12,165	$11,185	35,865	37,180	$0.34	$0.30

Options to purchase 120,000 and 20,000 shares of common stock were excluded for the three months ended September 30, 2025 and 2024, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

Stock-based compensation costs of $309,000 and $371,000 were recognized for the three months ended September 30, 2025 and 2024, respectively.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three ended September 30, 2025 or 2024.

Segment Reporting

The Company operates its business under one operating segment, which is also its reportable segment. The Company's Chief

Operating Decision maker (“CODM”), who is our President and Chief Operating Officer, reviews financial information presented at the consolidated level and decides how to allocate resources based on financial metrics, including net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses such financial metrics, including net income, to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits or allocate to other parts of the organization, such as working capital needs, mandatory and discretionary capital expenditures or other growth opportunities that may arise that are in the Company’s best interest and the best interest of the stockholders. See Note 14 – Segment and geographical data for additional accounting policies and disclosures.

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

In July 2025, the FASB issued ASU No. 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the manner in which credit losses for accounts receivable and contract assets are determined. For public companies, the guidance introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets. Under this expedient, entities may assume that conditions existing at the balance sheet date will persist for the remaining life of the asset, which simplifies the estimation process by eliminating the need to forecast future economic conditions for these short-term assets. This guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting tor Internal-Use Software. The amendments update the framework for recognizing and disclosing costs related to software developed for internal use, including costs associated with website development. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

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

As of September 30, 2025 and June 30, 2025, the Company included refund liabilities of approximately $4,288,000 and $4,790,000, respectively, in current liabilities. As of September 30, 2025 and June 30, 2025, the Company included return-related assets of approximately $1,043,000 and $1,152,000, respectively, in other current assets.

As a percentage of gross sales, returns, rebates and allowances were 5% and 9% for the three months ended September 30, 2025 and 2024, respectively.

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

	Three months ended September 30,
	2025	2024
Major Product Lines:
Intrusion and access alarm products	$8,656	$9,063
Door locking devices	17,083	13,854
Services	23,429	21,086
Total Revenues	$49,168	$44,003

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

The Company had two customers that comprised of 13% and 11% of the accounts receivable balance as of both September 30, 2025 and June 30, 2025. Sales to any customers did not exceed 10% of net sales during the three months ended September 30, 2025 and 2024, respectively.

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis at September 30, 2025 and June 30, 2025, respectively (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2025
Cash equivalents
Money market funds	62,196	-	-	62,196
Total	62,196	-	-	62,196
Marketable securities
U.S. Treasury Securities	10,358	-	-	10,358
Total	10,358	-	-	10,358

June 30, 2025
Cash equivalents
Money market funds	48,249	-	-	48,249
Total	48,249	-	-	48,249
Marketable securities
U.S. Treasury Securities	10,243	-	-	10,243
Mutual funds	5,852	-	-	5,852
Total	16,095	-	-	16,095

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets, as well as certificates of deposits and time deposits that are classified as Level 1 due to their short-term nature.

For the three ending September 30, 2025 and 2024, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 – Marketable Securities

A summary of the fair value of the Company’s investment in marketable securities as of September 30, 2025 and June 30, 2025 is as follows:

	September 30, 2025	June 30, 2025

Equity Securities	$—	$5,852
Debt Securities (available-for-sale)	10,358	10,243
	$10,358	$16,095

Investments in Equity Securities

The disaggregated net gains and losses on the equity securities recognized within the accompanying condensed consolidated statements of income for the three months ended September 30, 2025 and 2024, are as follows (in thousands):

	Three months ended September 30,
	2025	2024

Net gains recognized during the period on equity securities	$14	$111
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	—	157
	$14	$268

The following tables summarize the Company’s investments in equity securities at September 30, 2025 and June 30, 2025, respectively (in thousands):

	September 30, 2025			June 30, 2025
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds	$—	—	$—	$6,008	$5,852	$(156)

Investment income is recognized when earned and consists principally of dividend income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities at September 30, 2025 and June 30, 2025 (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,136	$222	$—	$10,358

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,058	$185	$—	$10,243

The debt investments all mature within one year or less, and the Company did not recognize any credit or non-credit related losses related to its debt securities during the three months ended September 30, 2025 and 2024.

NOTE 6 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	September 30,	June 30,
	2025	2025
Component parts	$26,901	$26,967
Work-in-process	6,618	6,457
Finished product	8,287	7,851
	$41,806	$41,275

Classification of inventories:
Current	$31,286	$29,962
Non-current	10,520	11,313
	$41,806	$41,275

The reserve for excess and slow-moving inventory, which reduces inventory in our consolidated balance sheets were $5,281,000 and $5,515,000 as of September 30, 2025 and June 30, 2025, respectively.

NOTE 7 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2025	June 30, 2025	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,548	7,548	3 to 5
Furniture and fixtures	3,835	3,805	5 to 10
Machinery and equipment	31,215	31,053	3 to 10
Building improvements	3,657	3,657	Shorter of the lease term or life of asset
	56,070	55,878
Less: accumulated depreciation and amortization	(47,142)	(46,645)
	$8,928	$9,233

Depreciation and amortization expense on property, plant, and equipment was approximately $496,000 and $470,000 for the three months ended September 30, 2025 and 2024, respectively.

NOTE 8 - Income Taxes

The income tax provision is calculated using an estimated annual effective tax rate based upon estimates of annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which the Company operates, except that certain discrete items such as the resolution of uncertain tax positions and stock-based accounting income tax benefits are treated separately.

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three months ended September 30,
	2025	2024

Provision for income taxes(1)	$2,470	$1,815
Effective tax rate	16.9%	14.0%

(1)	Net discrete income tax expense of $342,000 and $16,000, are included in the provision for income taxes for the three months ended September 30, 2025 and 2024, respectively.

The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily due to lower tax rates in foreign jurisdictions and the related effect of global intangible low-taxed income (“GILTI”), tax benefit of R&D credits, offset by state and local income taxes and certain nondeductible expenses income.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA preserves the 21% U.S. Federal statutory tax rate and makes a favorable change to the business interest expense limitation. Further, the OBBBA also makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, and various expiring international provisions (with some modifications). Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The Company has completed its evaluation of the impact of this legislation and has determined that the OBBBA will defer the payment of a significant portion of our current federal tax but will not have a material impact on its Fiscal 2026 financial statements.

We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2025, fiscal years 2022 and forward are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

NOTE 9 - Debt

On February 9, 2024, the Company and its primary bank, HSBC Bank USA National Association (“HSBC”), agreed to amend and restate the existing Third Amended and Restated Credit Agreement (“Agreement”) dated June 29, 2012, as amended, between the Registrant and HSBC with the Fourth Amended and Restated Credit Agreement (“Amended Agreement”). The Amended Agreement extends the term of the Agreement from June 28, 2024, to February 9, 2029. The Amended Agreement also increases the available revolving credit line from $11,000,000 to $20,000,000 and replaces the LIBOR benchmark rate with the Secured Overnight Financing Rate (SOFR) benchmark rate. As of September 30, 2025 and June 30, 2025, the Company has no outstanding debt.

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

NOTE 10 - Stock Options

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended September 30, 2025 and 2024, the Company recorded non-cash compensation expense of

$309,000 ($0.01 per basic and diluted share) and $371,000 ($0.01 per basic and diluted share), respectively, relating to stock-based compensation which are included in SG&A in the consolidated statements of income.

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

Under the 2012 Employee Plan, stock options may be granted to employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2025, 337,036 stock options were outstanding, 267,136 stock options were exercisable and no further stock options were available for grant under this plan after December 2022.

The following table reflects activity under the 2012 Employee Plan for the three months ended September 30:

	2025		2024
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	361,036	$21.44	363,036	$21.47
Granted	—	—	—	—
Forfeited/Lapsed	(6,000)	(22.50)	—	—
Exercised	(18,000)	$(22.99)	(2,000)	$(26.94)
Outstanding, end of period	337,036	$21.33	361,036	$21.44
Exercisable, end of period	267,136	$20.90	198,060	$20.97
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$325,000		$35,000
Total intrinsic value of options outstanding	$7,286,000		$6,869,000
Total intrinsic value of options exercisable	$5,890,000		$3,860,000

A total of 18,000 and 2,000 stock options were exercised during the three months ended September 30, 2025 and 2024, respectively. All 18,000 stock options that were exercised during the three months ended September 30, 2025, were settled by the Company withholding 10,097 from the shares issuable on exercise of the options. The withheld shares of common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. No cash was received from the option exercises during the three months ended September 30, 2025. $54,000 cash was received from the option exercises during the three months ended September 30 ,2024. The actual tax benefit realized for the tax deductions from option exercises during the three months ended September 30, 2025 and 2024 was $48,000 and $0, respectively.

The following table summarizes information about stock options outstanding under the 2012 Employee Plan at September 30, 2025:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$10.02 ‑ $26.94	337,036	5.88	$21.33	267,136	$20.90
	337,036	5.88	$21.33	267,136	$20.90

As of September 30, 2025, there was $83,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Employee Plan. 7,500 and 9,100 options vested during the three months ended September 30,

2025 and 2024, respectively. The total grant date fair value of the options vesting during the three months ended September 30, 2025 and 2024 was $100,000 and $112,000, respectively.

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

Under the 2012 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2025, 20,400 stock options were outstanding, 18,480 stock options were exercisable and no further stock options were available for grant under this plan after December 2022.

The following table reflects activity under the 2012 Non-Employee Plan for the three months ended September 30:

	2025		2024
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	20,400	$14.39	20,400	$14.39
Forfeited/Lapsed	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	20,400	$14.39	20,400	$14.39
Exercisable, end of period	18,480	$13.50	16,560	$12.41
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$583,000		$532,000
Total intrinsic value of options exercisable	$544,000		$465,000

No stock options were exercised during the three months ended September 30, 2025 and 2024, respectively. No cash was received from option exercises during the three months ended September 30, 2025 and 2024, respectively, and the actual tax benefit realized for the tax deductions from option exercises was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2012 Non-Employee Plan at September 30, 2025:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$4.35 - $22.93	20,400	4.40	$14.39	18,480	$13.50
	20,400	4.40	$14.39	18,480	$13.50

As of September 2025, there was no remaining unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2012 Non-Employee Plan. No options vested during the three months ended September 30, 2025 and 2024, respectively.

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

Under the 2018 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2025, 64,900 stock options were outstanding, 62,200 stock options were exercisable and 4,000 further stock options were available for grant under this plan.

There were no options granted during the three months ended September 30, 2025 and 2024. No options may be granted under this plan after December 2028.

The following table reflects activity under the 2018 Non-Employee Plan for the three months ended September 30:

	2025		2024
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	64,900	$14.02	68,900	$14.54
Forfeited/Lapsed	—	—	(4,000)	$(22.93)
Exercised	—		—	—
Outstanding, end of period	64,900	$14.02	64,900	$14.02
Exercisable, end of period	62,200	$13.63	59,500	$13.21
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$1,877,000		$1,716,000
Total intrinsic value of options exercisable	$1,823,000		$1,621,000

No stock options were exercised during the three months ended September 30, 2025 and 2024. No cash was received from option exercises during the three months ended September 30, 2025, and the actual tax benefit realized for the tax deductions from option exercises was $0. The actual tax benefit realized for the tax deductions from option exercises during the three months ended September 30, 2025 and 2024 was $0 for both periods.

The following table summarizes information about stock options outstanding under the 2018 Non-Employee Plan at September 30, 2025:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Number	remaining	average exercise	Number	average exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price
$8.10 - $22.93	64,900	4.35	$14.02	62,200	$13.63
	64,900	4.35	$14.02	62,200	$13.63

As of September 30, 2025, there was no remaining unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2018 Non-Employee Plan. No options vested during the three months ended September 30, 2025 and 2024, respectively.

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

Under the 2020 Non-Employee Plan, stock options may be granted with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable in whole or in part at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2025, 51,900 stock options were outstanding, 42,520 stock options were exercisable and 45,100 stock options were available for grant under this plan.

No options were granted during the three months ended September 30, 2025 and 2024, respectively. No options may be granted under this plan after May 2030.

The following table reflects activity under the 2020 Non-Employee Plan for the three months ended September 30:

	2025		2024
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	51,900	$23.00	56,900	$23.35
Granted	—	—	—	—
Forfeited/Lapsed	—	—	(2,000)	$(26.94)
Exercised	—	—	(3,000)	$(26.94)
Outstanding, end of period	51,900	$23.00	51,900	$23.00
Exercisable, end of period	42,520	$22.28	34,140	$21.42
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		32,000
Total intrinsic value of options outstanding	$1,035,000		$906,000
Total intrinsic value of options exercisable	$879,000		$650,000

A total of 0 and 3,000 stock options were exercised during the three months ended September 30, 2025 and 2024, respectively. 3,000 stock options exercised during the three months ended September 30, 2024 were settled by the company withholding 2,151 shares from the shares issuable on exercise of the options. The withheld shares of common stock had an aggregate fair market value on the date of exercise equal to the purchase price being paid. The actual tax benefit realized for the tax deductions from option exercises during the three months ended September 30, 2025 and 2024 was $0 and $7,000, respectively.

The following table summarizes information about stock options outstanding under the 2020 Non-Employee Plan at September 30, 2025:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$11.40 - $30.71	51,900	6.29	$23.00	42,520	$22.28
	51,900	6.29	$23.00	42,520	$22.28

As of September 30, 2025, there was $60,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2020 Non-Employee Plan. 4,000 and 7,000 options vested during the three months ended September 30, 2025 and 2024, respectively. The total grant date fair value of the options vesting during both the three months ended September 30, 2025 and 2024 was $53,000 and $79,000, respectively.

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

Under the 2022 Employee Plan, stock options may be granted to valued employees with a term of up to 10 years at an exercise price equal to or greater than the fair market value on the date of grant and are exercisable, in whole or in part, at 20% per year beginning on the date of grant. An option granted under this plan shall vest in full upon a “change in control” as defined in the plan. At September 30, 2025, 130,000 stock options were outstanding, 52,000 stock options were exercisable and 820,000 stock options were available for grant under this plan.

No options were granted during the three months ended September 30, 2025 and 2024, respectively.  No options may be granted under this plan after December 2032.

The following table reflects activity under the 2022 Employee Plan for the three months ended September 30:

	2025		2024
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	130,000	$41.38	130,000	$41.38
Granted	—	—	—	—
Forfeited/Lapsed	—	—	—	—
Outstanding, end of period	130,000	$41.38	130,000	$41.38
Exercisable, end of period	52,000	$41.38	26,000	$41.38
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	n/a		n/a
Total intrinsic value of options outstanding	$334,000		$189,000
Total intrinsic value of options exercisable	$133,000		$38,000

No options were exercised during the three months ended September 30, 2025 and 2024, respectively. No cash was received from option exercises during both the three months ended September 30, 2025 and 2024 and the actual tax benefit realized for the tax deductions from option exercises was $0.

The following table summarizes information about stock options outstanding under the 2022 Employee Plan at September 30, 2025:

	Options outstanding			Options exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$21.60 - $49.39	130,000	8.56	$41.38	52,000	$41.38
	130,000	8.56	$41.38	52,000	$41.38

As of September 30, 2025, there was $1,396,000 of unearned stock-based compensation cost related to share-based compensation arrangements granted under the 2022 Employee Plan. No options vested during the three months ended September 30, 2025 and 2024, respectively.

NOTE 11 – Stockholders’ Equity Transactions

Dividends

The following tables summarizes information about dividends declared by the Company for the three months ended September 30, 2025 and the fiscal year ended June 30, 2025:

Dividend Declaration Date	Stockholders of Record Date	Dividend Payable Date	Per Share Cash Dividend Amount

October 30, 2025	December 12, 2025	January 2, 2026	$ 0.14
August 21, 2025	September 12, 2025	October 3, 2025	$ 0.14
May 2, 2025	June 12, 2025	July 3, 2025	$ 0.14
January 30, 2025	March 12, 2025	April 3, 2025	$0.125
November 1, 2024	December 12, 2024	January 3, 2025	$0.125
August 22, 2024	September 12, 2024	October 3, 2024	$0.125

Common Share Repurchases

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. In November of Fiscal 2025, the board authorized the repurchase of up to an additional 1 million shares. During the first quarter of the fiscal year ended June 30, 2025, the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. During the second quarter of the fiscal year ended June 30, 2025, the Company repurchased 282,647 shares of its outstanding common stock at a weighted average price of $37.95. During the third quarter of the fiscal year ended June 30, 2025, the Company repurchased 745,000 shares of its outstanding common stock at a weighted average price of $25.22. Shares repurchased through the fiscal year ended June 30, 2025, are included in the Company’s Treasury Stock as of June 30, 2025. The Company currently has available 359,741 shares that can be repurchased under this authorization.

None of the Company’s common stock was repurchased during the three months ended September 30, 2025. The following tables summarizes information about shares repurchased by the Company for the fiscal year ended June 30, 2025:

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

During the three months ended September 30, 2025, certain employees and directors exercised stock options under the Company's 2012 Employee Stock Option Plans totaling 12,000 shares. All of the 12,000 shares exercised were completed as cashless exercises as allowed for under the plans, where the exercise shares are issued by the Company in exchange for shares of the Company's common stock that are owned by the optionees. The number of shares withheld by the Company was 6,576 and was based upon the aggregate fair market value on the date of exercise equal to the purchase price being paid.

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

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $70,000 and $69,000 for the three months ended September 30, 2025 and 2024, respectively.

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

For the three months ended September 30, 2025 and 2024 cash payments against operating lease liabilities totaled $86,000 and $57,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	67 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2025 (in thousands):

Year Ending June 30,	Amount
2026	$260
2027	349
2028	351
2029	353
2030	356
Thereafter	29,309
Total future minimum lease payments	$30,978
Less: Imputed interest	25,862
Total	$5,116

Operating lease expense totaled approximately $124,000 and $95,000 for the three months ended September 30, 2025 and 2024, respectively.

Litigation

On August 29, 2023, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between November 7, 2022 and August 18, 2023, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its former Chief Financial Officer (who is currently the President and Chief Operating Officer). The action, captioned Zornberg v. NAPCO Security Technologies, Inc. et al., asserts claims under

Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in the Company’s quarterly reports and earnings releases during the period of November 7, 2022 through May 8, 2023. A lead plaintiff was appointed in November 2023 and lead plaintiff filed an Amended Complaint on February 16, 2024. The Amended Complaint added claims under Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the secondary public offering in February 2023. These additional claims were brought against the defendants named in the initial complaint, as well as the directors who allegedly signed the offering materials (prospectuses and a registration statement in connection with the offering), and the underwriters for the offering. Defendants filed a motion to dismiss the Amended Complaint on April 26, 2024. On April 11, 2025, the Court granted in part and denied in part the motion to dismiss. The Section 11 and Section 12 claims brought against the individual defendants were dismissed; the remaining claims survived the motion to dismiss. On May 12, 2025, Defendants filed Answers to the Amended Complaint. On September 29, 2025, the plaintiffs moved for class certification of both the Exchange Act and remaining Securities Act claims. On October 17, 2025, pursuant to a joint letter and stipulation filed by all the parties, the Court dismissed the Securities Act claims with prejudice and certified a class with respect to the Exchange Act claims. The Company believes it has meritorious defenses and intends to vigorously defend against the Action.

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

On April 25, 2025, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between February 5, 2024 and February 3, 2025, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its former Chief Financial Officer (who is currently the President and Chief Operating Officer). The action, captioned Patel v. NAPCO Security Technologies, Inc. et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in quarterly earnings releases and calls during the period of February 5, 2024 through February 3, 2025. The Court has not yet appointed a lead plaintiff. The Company believes it has meritorious defenses and intends to vigorously defend against the Action.

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

Employment Agreements

The Company is obligated under two employment agreements and one severance agreement. The employment agreements are with the Company’s Chief Executive Officer (“CEO”) and the Company’s Executive Vice President of Engineering and Chief Technology Officer (“the EVP of Engineering”). The severance agreement is with the Company’s President and Chief Operating Officer.

The employment agreement with the CEO provides for an annual salary of $1,019,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time and a termination payment in an amount up to 299% of the average of the prior five calendar year’s compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

The employment agreement with the EVP of Engineering expires in August 2026 and provides for an annual salary of $476,000, and, if terminated by the Company without cause, severance of nine month’s salary and continued company-sponsored health insurance for six months from the date of termination.

The severance agreement is with the President and CFO and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine month’s salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

NOTE 14 – Segment and Geographical Data

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

The CODM is regularly provided with not only the consolidated expenses as noted on the face of the income statement, but also the significant segment expenses as below:

	Three months ended September 30,
	2025	2024

	(in thousands)

Net Revenue	$49,168	$44,003
Less:
Cost of revenue	21,322	19,387
Compensation-related expenses(1)	7,164	7,018
Commission expenses	1,816	1,497
Marketing, advertising and other promotional expenses	935	890
Research and development (excluding compensation related benefits)	348	359
Selling, general, and administrative expenses(2)	3,939	2,996
Interest and other (income), net	(991)	(1,144)
Provision for Income Taxes	2,470	1,815
Segment Profit	$12,165	$11,185

(1)	Excludes stock based compensation.
(2)	Excludes compensation-related expenses, commission expenses and marketing, advertising and other promotional expenses.

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

	Three months ended September 30,
	2025	2024
Sales to external customers:
United States	$48,873	$43,689
Foreign	295	314
Total Net Sales	$49,168	$44,003

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	September 30, 2025	June 30, 2025
Long-lived assets:
United States	$5,167	$5,264
Dominican Republic	8,877	9,157
Total Long-lived assets	$14,044	$14,421

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the end of the period covered by the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

On October 30, 2025, the Company’s Board of Directors declared a cash dividend of $.14 per share payable on January 2, 2026, to stockholders of record on December 12, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended June 30, 2025 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed on August 25, 2025, or Annual Report, with the Securities and Exchange Commission, or SEC.

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements, including statements concerning our business and the expected performance characteristics, specifications, reliability, market acceptance, market growth, specific uses, user feedback, and market position of our products and technology. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below.

All forward-looking statements in this document are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” and “Napco” refer to Napco Security Technologies, Inc. and our subsidiaries.

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

Highlights from the three months ended September 30, 2025 compared with the comparable period in fiscal 2024 included:

●	Total revenue increases 11.7% to $49.2, while equipment revenue increased 12.3% to $25.7 million and recurring service revenues (“RSR”) increased 11.1% to $23.4 million.
●	Total gross profit margin increased from 55.9% to 56.6% .

●	Gross margin for equipment revenue increased from 23.6% to 26.0% while gross margin on RSR decreased to 90.3% as compared to 91.1% .
●	Operating income increased 15.1% to $13.6 million.

Industry Landscape

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fully described in Note 1 to the Company’s consolidated financial statements included in its 2025 Annual Report on Form 10-K.

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

Results of Operations

	Three months ended September 30,
	(dollars in thousands)
			% Increase/
	2025	2024	(decrease)
Revenue:
Equipment revenue	$25,739	$22,917	12.3%
Service revenue	23,429	21,086	11.1%
Total revenue	49,168	44,003	11.7%
Gross Profit:
Gross Profit: equipment	6,693	5,407	23.8%
Gross Profit: service	21,153	19,209	10.1%
Total gross profit	27,846	24,616	13.1%
Gross profit as a % of revenue:	56.6%	55.9%	1.3%
Equipment	26.0%	23.6%	10.2%
Services	90.3%	91.1%	(0.9)%

Research and development	3,240	3,057	6.0%
Selling, general and administrative	10,963	9,703	13.0%
Selling, general and administrative as a percentage of net sales	22.3%	22.1%	0.9%
Operating income	13,643	11,856	15.1%
Interest income, net	854	940	(9.1)%
Other income, net	138	204	(32.4)%
Provision for income taxes	2,470	1,815	36.1%
Net income	12,165	11,185	8.8%

Revenue

Three Months Ended September 30, 2025:

Revenue for the three months ended September 30, 2025, increased $5,165,000 to $49,168,000 as compared to $44,003,000 in the comparable period.

Net equipment revenues for the three months ended September 30, 2025, increased $2,822,000 to $25,739,000 as compared to $22,917,000 in the comparable period. The increase in net equipment revenue was attributable to increases in the sales of door locking devices of $3,229,000, while revenue from intrusion products decreased $407,000. The increased volume in our door locking products was primarily due to increased sales to one of our larger distributors, net of decreases resulting from the timing of large construction project work that is supplied through our distributors. Equipment revenues were also positively impacted by certain pricing increases that went into effect in the quarter.

Net service revenues for the three months ended September 30, 2025, increased $2,343,000 to $23,429,000 as compared to $21,086,000 in the comparable period. The increase in net service revenues was due to an increase in the number of our cellular (radio) communication devices put into service and activated.

Gross Profit

Three Months Ended September 30, 2025

Overall gross profit for the three months ended September 30, 2025, increased $3,230,000 to $27,846,000, or 56.6% of net sales, as compared to $24,616,000, or 55.9% of net sales, for the comparable period.

Gross profit from equipment revenue was $6,693,000, or 26.0% of equipment revenue, as compared to $5,407,000, or 23.6% of equipment revenue, for the comparable period. The increase in gross profit percentage from equipment revenue was primarily a result of product mix, increased volume which improved the absorption rate of our fixed overhead costs and certain price increases that went into effect during the quarter.

Gross profit on service revenues was $21,153,000, or 90.3% of net service revenues, as compared to $19,209,000, or 91.1% of net service revenues, for the comparable period a year ago. The decrease in gross profit percentage was a result of increased data costs due to the increase in the number of active dual Sim radio communicators which require data service from multiple carriers.

Research and Development

Research and development expenses for the three months ended September 30, 2025, increased by $183,000 to $3,240,000, or 6.6% of net sales, as compared to $3,057,000, or 6.9% of net sales, for the comparable period. The increase in research and development expenses was primarily a result of increased labor ($194,000) and UL approval ($17,000) costs, offset by reduced consulting fees ($34,000).

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2025, increased by $1,260,000 to $10,963,000 as compared to $9,703,000 for the comparable period. The increase in SG&A expenses was primarily attributable to increases in legal fees related to the litigation discussed in Note 13 ($943,000), and increases in commission expense ($354,000), offset by reductions in bonus compensation and benefit ($82,000).

Interest and Other Income (Expense)

	Three months ended September 30,
	2025	2024	% Increase (Decrease)

Interest income	$852	$941	(9)%
Investment income	138	203	**
	$990	$1,144

**Percentage change not meaningful.

Interest income decreased for the three months ended September 30, 2024, as compared to the comparable period, primarily due to lower interest rates.

Income Taxes

The Company’s provision for income taxes for the three months ended September 30, 2025 increased by $655,000 to $2,470,000 as compared to $1,815,000 for the same period a year ago. The Company’s effective rate for income tax was 16.9% and 14.0% for the three months ended September 30, 2025 and 2024 respectively. The Company’s effective tax rate for the three months ended September 30, 2025 increased as a result of a larger portion of the Company’s taxable income being attributable to United States operations, and the remeasurement of certain deferred tax liabilities due to tax rate changes enacted in the One Big Beautiful Bill Act (“OBBBA”) in the current period.

Liquidity and Capital Resources

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity considering the most recent developments driven by macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, tariffs, bans, or other measures or events that increase the effective price of products. We believe that there is minimal credit risk associated with the investments in cash equivalents and short-term investments due to the types of investment entered.

Our cash and cash equivalents increased by $12,319,000 during the three months ended September 30, 2025, and our cash and cash equivalents and short-term investments as of September 30, 2025 was $105,758,000. We believe that there is minimal credit risk associated with the investments in cash equivalents and short-term investments due to the types of investment entered.

As of September 30, 2025, the Company’s available revolving credit line was $20,000,000, which expires in February 2029, none of which has been drawn. The Company has no outstanding debt.

A summary of the cash flow activity for the three months ended September 30, 2025 and 2024 is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $11.6 million for the three months ended September 30, 2025 and was due to net income of $12.2 million and increase in adjustments for non-cash items of $2.1 million offset by cash outflow from changes in operating assets and liabilities of $2.6 million. The changes in operating assets and liabilities were largely attributable to increases in accounts receivables, inventories, prepaid expenses and income tax receivables partially offset by decreases in accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

The net cash provided by investing activities of $5.6 million during the three months ended September 30, 2025 was primarily attributable to the redemption of marketable securities of $8.4 million partially offset by expenditures used for capital expenditures of $.2 million and purchase of marketable securities of $2.5 million. The cash provided by investing activities of $15.5 million during the three months ended September 30, 2024, was primarily attributable to redemption of other investments partially offset by expenditures used for capital expenditures and purchase of investments. The change in use of cash for investing activities from 2024 to 2025 was a increase in the redemption of investments in term deposits (other investments).

Cash Flows from Financing Activities

The cash used in financing activities of $5.0 million for the three months ended September 30, 2025 was primarily related to the payment of stockholder dividends. The cash used in financing activities of $7.2 million for the three months ended September 30, 2024 was primarily related to the repurchase of treasury shares.

Contractual Obligations and Commitments

As of September 30, 2025, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principal manufacturing facility is located, at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We internally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes U.S. treasury securities with a total fair value of approximately $10.3 million at September 30, 2025. These securities are subject to interest rate risk and, based on our investment portfolio at September 30, 2025, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $207,000. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Foreign Currency Exchange Risk

We conduct business with non-U.S. customers, however all foreign sales transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers.

If changes in exchange rates were to negatively affect these customers, the Company could have trouble collecting unsecured receivables, and or experience the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $865,000.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our CEO and our CFO, has concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 13, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 as well as the Form 424(b)(7) Prospectus, filed on March 7, 2024. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K and Form 424(b)(7) for the three months ended September 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. In November of Fiscal 2025, the board authorized the repurchase of up to an additional 1 million shares. During the first quarter of the fiscal year ended June 30, 2025, the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. During the second quarter of the fiscal year ended June 30, 2025, the Company repurchased 282,647 shares of its outstanding common stock at a weighted average price of $37.95. During the third quarter of the fiscal year ended June 30, 2025, the Company repurchased 745,000 shares of its outstanding common stock at a weighted average price of $25.22. Shares repurchased through the fiscal year ended June 30, 2025, are included in the Company’s Treasury Stock as of June 30, 2025. The Company currently has available 359,741 shares that can be repurchased under this authorization.

None of the Company’s common stock was repurchased during the three months ended September 30, 2025. The following tables summarizes information about shares repurchased by the Company for the fiscal year ended June 30, 2025:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chief Executive Officer and Chairman of the Board
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Andrew J. Vuono, Chief Financial Officer and Chief Accounting Officer
32.1	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2025

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors & Chief Executive Officer
(Chief Executive Officer)

By:	/s/ ANDREW J. VUONO

Andrew J, Vuono
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)