Form 10-Q
period 2025-12-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2026-02-02
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

As of January 30, 2026, there were 35,664,324 outstanding of the registrant’s common stock, par value $.01 per share.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2025

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2025	June 30, 2025

	(in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$104,919	$83,081
Marketable securities	10,462	16,095
Accounts receivable, net of allowance for credit losses of $27 and $25 as of December 31, 2025 and June 30, 2025, respectively	28,064	30,108
Inventories	32,657	29,962
Income tax receivable	1,371	—
Prepaid expenses and other current assets	4,015	3,198
Total Current Assets	181,488	162,444
Inventories - non-current	10,654	11,313
Property, plant and equipment, net	9,025	9,233
Intangible assets, net	3,138	3,287
Deferred income taxes	3,277	6,476
Operating lease - Right-of-use asset	5,045	5,188
Other assets	196	200
Total Assets	$212,823	$198,141

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$5,853	$5,742
Accrued expenses	7,702	8,712
Accrued salaries and wages	4,172	4,398
Dividends payable	4,993	4,992
Accrued income taxes	—	213
Total Current Liabilities	22,720	24,057
Accrued income taxes	34	143
Operating lease liability	5,255	5,335
Total Liabilities	28,009	29,535
Commitments and Contingencies (Note 13)
Stockholders' Equity
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of December 31, 2025 and June 30, 2025; 39,778,938 and 39,771,035 shares issued; and 35,664,324 and 35,656,421 shares outstanding, respectively.	398	398
Additional paid-in capital	25,774	25,280
Retained earnings	214,766	199,083
Treasury Stock, at cost, 4,114,614 shares as of both December 31, 2025 and June 30, 2025	(56,315)	(56,315)
Accumulated other comprehensive income	191	160
Total Stockholders' Equity	184,814	168,606
Total Liabilities and Stockholders' Equity	$212,823	$198,141

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months ended December 31,
	2025	2024

	(in thousands, except for share and per share data)
Revenue:
Equipment revenue	$24,323	$21,725
Service revenue	23,849	21,208
Total revenue	48,172	42,933
Cost of Revenue:
Cost of equipment revenue	17,607	16,606
Cost of service revenue	2,327	1,838
Total cost of revenue	19,934	18,444

Gross Profit	28,238	24,489

Operating Expenses:
Research and development	3,473	3,107
Selling, general, and administrative	10,012	10,211
Total Operating Expenses	13,485	13,318

Operating Income	14,753	11,171

Other Income (expense):
Interest income, net	884	928
Other income (expense), net	102	(7)
Income before Provision for Income Taxes	15,739	12,092
Provision for Income Taxes	2,236	1,625
Net Income	$13,503	$10,467

Income Per Share:
Basic	$0.38	$0.29
Diluted	$0.38	$0.28

Weighted Average Number of Shares Outstanding:
Basic	35,664,000	36,538,000
Diluted	35,915,000	36,776,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended December 31,
	2025	2024

	(in thousands, except for share and per share data)
Revenue:
Equipment revenue	$50,062	$44,642
Service revenue	47,278	42,294
Total revenue	97,340	86,936
Cost of Revenue:
Cost of equipment revenue	36,653	34,116
Cost of service revenue	4,603	3,715
Total cost of revenue	41,256	37,831

Gross Profit	56,084	49,105

Operating Expenses:
Research and development	6,713	6,164
Selling, general, and administrative expenses	20,975	19,914
Total Operating Expenses	27,688	26,078

Operating Income	28,396	23,027

Other Income:
Interest income, net	1,738	1,867
Other income, net	240	198
Income before Provision for Income Taxes	30,374	25,092
Provision for Income Taxes	4,706	3,440
Net Income	$25,668	$21,652

Income Per Share:
Basic	$0.72	$0.59
Diluted	$0.72	$0.59

Weighted Average Number of Shares Outstanding:
Basic	35,661,000	36,706,000
Diluted	35,890,000	36,983,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net Income	$13,503	$10,467	$25,668	$21,652
Other comprehensive income		—		—
Net change in unrealized gains on available-for-sale debt securities	4	54	42	54
Tax effect on net change in unrealized gains on available-for-sale debt securities	2	(7)	(11)	(7)
Total other comprehensive income	6	47	31	47
Comprehensive income	$13,509	$10,514	$25,699	$21,699

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	Six months ended December 31, 2025 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2025	39,771,035	$398	$25,280	(4,114,614)	$(56,315)	$199,083	$160	$168,606
Net income	—	—	—	—	—	12,165	—	12,165
Other comprehensive income, net of tax	—	—	—	—	—	—	25	25
Stock-based compensation expense	—	—	309	—	—	—	—	309
Stock options exercised	7,903	—	—	—	—	—	—	—
Cash dividend ($.14 per share)	—	—	—	—	—	(4,992)	—	(4,992)
Balances at September 30, 2025	39,778,938	$398	$25,589	(4,114,614)	$(56,315)	$206,256	$185	$176,113
Net income	—	—	—	—	—	13,503	—	13,503
Other comprehensive income, net of tax	—	—	—	—	—	—	6	6
Stock-based compensation expense	—	—	185	—	—	—	—	185
Cash dividend ($.14 per share)	—	—	—	—	—	(4,993)	—	(4,993)
Balances at December 31, 2025	39,778,938	$398	$25,774	(4,114,614)	$(56,315)	$214,766	$191	$184,814

	Six months ended December 31, 2024 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2024	39,768,186	$398	$23,712	(2,893,715)	$(19,521)	$174,300	$—	$178,889
Net income	—	—	—	—	—	11,185	—	11,185
Stock-based compensation expense	—	—	371	—	—	—	—	371
Stock options exercised	2,849	—	54	—	—	—	—	54
Purchase of treasury shares	—	—	—	(193,252)	(7,280)	—	—	(7,280)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,610)	—	(4,610)
Balances at September 30, 2024	39,771,035	$398	$24,137	(3,086,967)	$(26,801)	$180,875	$—	$178,609
Net income	—	—	—	—	—	10,467	—	10,467
Other comprehensive income, net of tax	—	—	—	—	—	—	47	47
Stock-based compensation expense	—	—	386	—	—	—	—	386
Purchase of treasury shares	—	—	—	(282,647)	(10,728)	—	—	(10,728)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,554)	—	(4,554)
Balances at December 31, 2024	39,771,035	$398	$24,523	(3,369,614)	$(37,529)	$186,788	$47	$174,227

See accompanying notes to condensed consolidated financial statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months ended December 31,
	2025	2024

	(in thousands)
Cash Flows from Operating Activities
Net income	$25,668	$21,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,135	1,133
Change in accrued interest on other investments	—	(194)
Unrealized gain on marketable securities	—	(82)
Realized gain on sales of marketable securities	(191)	—
Charge (recovery) of credit losses	2	(12)
Change to inventory reserve	(332)	(184)
Deferred income taxes	3,199	(1,584)
Stock-based compensation expense	494	757
Changes in operating assets and liabilities:
Accounts receivable	2,042	8,454
Inventories	(1,705)	422
Prepaid expenses and other current assets	(817)	1,017
Income tax receivable	(1,382)	(1,129)
Other assets	5	81
Accounts payable, accrued expenses, accrued salaries and wages, accrued income taxes	(1,383)	(4,807)
Net Cash Provided by Operating Activities	26,735	25,524
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(778)	(1,814)
Purchases of marketable securities	(5,190)	(7,642)
Proceeds from sales of marketable securities	11,056	—
Purchases of other investments	—	(78)
Redemption of other investments	—	27,252
Net Cash Provided by Investing Activities	5,088	17,718
Cash Flows from Financing Activates
Proceeds from stock option exercises	—	54
Dividends paid	(9,985)	(4,610)
Repurchase of common stock	—	(18,008)
Net Cash Used in Financing Activities	(9,985)	(22,564)

Net increase in Cash and Cash Equivalents	21,838	20,678
Cash and Cash Equivalents - Beginning	83,081	65,341
Cash and Cash Equivalents - Ending	$104,919	$86,019
Supplemental Cash Flow Information
Interest paid	$—	$15
Income taxes paid	$3,100	$6,051
Non-Cash Investing and Financing Transactions
Dividends declared and not paid	$4,993	$4,554

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, marketable securities, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2025 and June 30, 2025 due to their short-term maturities. The fair value of debt for footnote disclosure purposes, including current maturities, if any, is estimated using recently quoted market prices of the instrument, or if not available, a discounted cash flow analysis based on the estimated current incremental borrowing rates for similar types of instruments.

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

Cash and cash equivalents include approximately $75,814,000 and $48,249,000 of short-term time deposits money market funds as of December 31, 2025, and June 30, 2025. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents.

Cash and cash equivalents consist of the following as of (in thousands):

	December 31, 2025	June 30, 2025

Cash	$29,105	$34,832
Money Market Fund	75,814	48,249
	$104,919	$83,081

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2025. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

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

Accounts Receivable

Accounts receivable are stated net of the reserves for credit losses of $27,000 and $25,000 as of December 31, 2025 and June 30, 2025, respectively. In accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), the Company recognizes an allowance for credit losses for trade receivables to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset which includes consideration of past events and historical loss experience, current events and also future events based on our expectation as of the balance sheet date. Receivables are written off when the Company determines that such receivables are deemed uncollectible. The Company pools its receivables based on similar risk characteristics in estimating its expected credit losses. In situations where a receivable does not share the same risk characteristics with other receivables, the Company measures those receivables individually. The Company also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.

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

Intangible assets consisted of the follows (in thousands):

	December 31, 2025			June 30, 2025
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(9,596)	$204	$9,800	$(9,549)	$251
Trade name	4,048	(1,114)	2,934	4,048	(1,012)	3,036
	$13,848	$(10,710)	$3,138	$13,848	$(10,561)	$3,287

Amortization expense for intangible assets was approximately $74,000 and $79,000 for the three months ended December 31, 2025 and 2024, respectively and was approximately $149,000 and $157,000 for the six months ended December 31, 2025 and 2024, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2027 - $283,000; 2028 - $269,000; 2029 - $210,000; 2030 - $202,000; and 2031 - $202,000. The weighted average remaining amortization period for intangible assets was 13.7 years and 14.1 years at December 31, 2025 and June 30, 2025, respectively.

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

Service Revenue

Service revenue is primarily generated from the sale of monthly cellular communication services. Those sales predominantly contain a single performance obligation and revenue is recognized ratably with the delivery of cellular communication service over the related monthly period, and when ownership, risks and rewards transfer to the customer.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net revenue ($132,000 and $80,000 in the three months ended December 31, 2025 and 2024, respectively and $274,000 and $186,000 in the six months ended December 31, 2025 and 2024, respectively) and classifies the costs associated with these revenues in cost of sales ($365,000 and $353,000 in the three months ended December 31, 2025 and 2024, respectively and $844,000 and $743,000 in the six months ended December 31, 2025 and 2024, respectively).

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" (“SG&A”) expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for the three months ended December 31, 2025 and 2024 was $916,000 each period. Advertising expense for the six months ended December 31, 2025 and 2024 was $1,851,000 and $1,806,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended December 31, 2025 and 2024 (in thousands, except per share data):

	Net Income		Weighted Average Shares		Net Income per Share
	2025	2024	2025	2024	2025	2024
Basic EPS	$13,503	$10,467	35,664	36,538	$0.38	$0.29
Effect of Dilutive Securities:
Stock Options	—	—	251	238	—	(0.01)
Diluted EPS	$13,503	$10,467	35,915	36,776	$0.38	$0.28

Options to purchase 20,000 and 120,000 shares of common stock were excluded for the three months ended December 31, 2025 and 2024, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the six months ended December 31, 2025 and 2024 (in thousands, except per share data):

					Net Income per
	Net Income		Weighted Average Shares		Share
	2025	2024	2025	2024	2025	2024
Basic EPS	$25,668	$21,652	$35,661	36,706	$0.72	$0.59
Effect of Dilutive Securities:
Stock Options	—	—	229	277	—	—
Diluted EPS	$25,668	$21,652	$35,890	36,983	$0.72	$0.59

Options to purchase 70,000 shares of common stock were excluded for the both the six months ended December 31, 2025 and 2024, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

Stock-Based Compensation

The Company has established five share incentive programs as discussed in Note 10.

The Company measures stock-based compensation at the grant date based on the fair value of the award, and estimates the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The expected term for options granted is estimated using our historical experience, including information related to options we have granted.

The Company has elected to treat awards with only service conditions and with graded vesting as one award, and recognizes compensation costs for share-based awards on a straight-line basis, net of actual forfeitures, over the requisite service period of the award, usually the vesting period, which is generally four or five years.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three and six months ended December 31, 2025 or 2024.

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

NOTE 2 – Revenue Recognition and Contracts with Customers

The Company is engaged in the development, manufacture, and distribution of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use. The Company also provides wireless communication service, on a monthly basis, to dealers and installers of intrusion and fire alarm systems. These products and services are used for commercial, residential, institutional, industrial and governmental applications, and are sold primarily to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States.

As of December 31, 2025 and June 30, 2025, the Company included refund liabilities of approximately $3,707,000 and $4,790,000, respectively, in current liabilities. As of December 31, 2025 and June 30, 2025, the Company included return-related assets of approximately $1,003,000 and $1,152,000, respectively, in other current assets.

As a percentage of gross revenue, returns, rebates and allowances were 4% for both the three months ended December 31, 2025 and 2024, respectively. As a percentage of gross revenue, returns, rebates and allowances were 4% and 7% for the six months ended December 31, 2025 and 2024, respectively.

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

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Major Product Lines:
Intrusion and access alarm products	$8,373	$7,556	$17,028	$16,619
Door locking devices	15,950	14,169	33,034	28,023
Services	23,849	21,208	47,278	42,294
Total Revenues	$48,172	$42,933	$97,340	$86,936

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

The Company had one customer that comprised 15% and 13% of the accounts receivable balance as of December 31, 2025 and June 30, 2025, respectively. The Company had one additional customer that comprised 16% accounts receivable balance as of December 31, 2025 and a different customer that comprised of 11% accounts receivable balance as of June 30, 2025. Sales to any customer did not exceed 10% of net revenues during the three and six months ended December 31, 2025 and 2024, respectively.

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis at December 31, 2025 and June 30, 2025, respectively (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2025
Cash equivalents
Money market funds	75,814	-	-	75,814
Total	75,814	-	-	75,814
Marketable securities
U.S. Treasury Securities	10,462	-	-	10,462
Total	10,462	-	-	10,462

June 30, 2025
Cash equivalents
Money market funds	48,249	-	-	48,249
Total	48,249	-	-	48,249
Marketable securities
U.S. Treasury Securities	10,243	-	-	10,243
Mutual funds	5,852	-	-	5,852
Total	16,095	-	-	16,095

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets, as well as certificates of deposits and time deposits that are classified as Level 1 due to their short-term nature.

For the three ending December 31, 2025 and 2024, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 – Marketable Securities

A summary of the fair value of the Company’s investment in marketable securities as of December 31, 2025 and June 30, 2025 is as follows:

	December 31, 2025	June 30, 2025

Equity Securities	$—	$5,852
Debt Securities (available-for-sale)	10,462	10,243
	$10,462	$16,095

Investments in Equity Securities

The disaggregated net gains and losses on the equity securities recognized within the accompanying condensed consolidated statements of income for the three and six months ended December 31, 2025 and 2024, are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024

Net gains recognized during the period on equity securities	$—	$57	$14	$168
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	—	(76)	—	81
	$—	$(19)	$14	$249

The following tables summarize the Company’s investments in equity securities at December 31, 2025 and June 30, 2025, respectively (in thousands):

	December 31, 2025			June 30, 2025
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds	$—	—	$—	$6,008	$5,852	$(156)

Investment income is recognized when earned and consists principally of dividend income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities at December 31, 2025 and June 30, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,235	$227	$—	$10,462

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,058	$185	$—	$10,243

The debt investments all mature within one year or less, and the Company did not recognize any credit or non-credit related losses related to its debt securities during the three and six months ended December 31, 2025 and 2024.

NOTE 6 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	December 31,	June 30,
	2025	2025
Component parts	$26,641	$26,967
Work-in-process	7,000	6,457
Finished product	9,670	7,851
	$43,311	$41,275

Classification of inventories:
Current	$32,657	$29,962
Non-current	10,654	11,313
	$43,311	$41,275

The reserve for excess and slow-moving inventory, which reduces inventory in our consolidated balance sheets were $5,388,000 and $5,515,000 as of December 31, 2025 and June 30, 2025, respectively.

NOTE 7 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2025	June 30, 2025	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,548	7,548	3 to 5
Furniture and fixtures	3,855	3,805	5 to 10
Machinery and equipment	31,655	31,053	3 to 10
Building improvements	3,783	3,657	Shorter of the lease term or life of asset
	56,656	55,878
Less: accumulated depreciation and amortization	(47,631)	(46,645)
	$9,025	$9,233

Depreciation and amortization expense on property, plant, and equipment was approximately $488,000 and $506,000 for the three months ended December 31, 2025 and 2024, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $986,000 and $976,000 for the six months ended December 31, 2025 and 2024, respectively

NOTE 8 - Income Taxes

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

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024

Provision for income taxes(1)	$2,236	$1,625	$4,706	$3,440
Effective tax rate	14.2%	13.4%	15.5%	13.7%
(1)	Net discrete income tax expense (benefit) $0 and ($44,000) and $342,000 and ($27,000), are included in the provision for income taxes for the three and six months ended December 31, 2025 and 2024, respectively.

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

We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of December 31, 2025, fiscal years 2022 and forward are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

NOTE 9 - Debt

The Company has available a $20 million revolving credit line (the “Line”) with its primary bank, HSBC Bank USA National Association (“HSBC”), which expires on February 9, 2029. Borrowings on the Line bear interest at the Secured Overnight Financing Rate (SOFR) benchmark rate plus 1.2645% to 1.3645%, depending on the Fixed Charge Coverage Ratio (as defined), which is to be measured and adjusted quarterly. As of December 31, 2025 and June 30, 2025, the Company has no outstanding borrowings on the Line.

The Line is secured by substantially all the Company’s domestic assets, including but not limited to, deposit accounts, accounts receivable, inventory, equipment and fixtures and intangible assets. In addition, the Company’s wholly owned subsidiaries, except for the Company’s foreign subsidiaries, have issued guarantees and pledges of all their assets to secure the Company’s obligations under the Line. All the outstanding common stock of the Company’s domestic subsidiaries and 65% of the common stock of the Company’s foreign subsidiaries have been pledged to secure the Company’s obligations under the Line. The Line contains various restrictions and covenants including, but not limited to, compliance with certain financial rations, restrictions on payment of dividends and restrictions on borrowings.

NOTE 10 - Stock Options

The Company recognized stock-based compensation of $185,000 and $386,000 for the three months ended December 31, 2025 and 2024, respectively and recognized stock-based compensation of $494,000 and $757,000 for the six months ended December 31, 2025 and 2024, respectively.  Stock-based compensation is included in Selling, General and Administrative expense in the consolidated statements of income.

The Company has five stock option plans, two of the plans are available to grant stock options to employees (“Employee Plans”), and three of the plans are available to issue stock options to non-employee directors and consultants (“Non-Employee Plans”).

The Employee Plans provide for the Company to grant stock options, which are intended to qualify as incentive stock options (“ISOs”) or non-incentive stock options. Plan participants who are granted ISOs and possess more than 10% of the voting rights of the Company’s outstanding common stock must be granted options with an exercise price of at least 110% of the fair market value on the date of grant. Options granted under the Employee Plans have a term of up to 10 years, from date of grant, at an exercise price equal to or greater than the fair market value on the date of grant. The Employee Plans provide a cash-less exercise option for the participants, and options granted vest in full upon a “change in control” as defined in the plans.

The Non-Employee Plans provide for the Company to grant stock options with a term of up to 10 years, from date of grant, at an exercise price equal to or greater than the fair market value on the date of grant. The Non-Employee Plans provide a cash-less exercise option for the participants, and options granted vest in full upon a “change in control” as defined in the plans.

The following table reflects provisions of each of the stock option plans:

Plan Name	Options available to be granted at plan inception	Plan termination date	Options available for grant as of December 31, 2025
2012 Employee Stock Option plan	1,900,000	December 2022	-
2022 Employee Stock Option plan	950,000	December 2032	820,000
2012 Non-Employee Stock Option plan	100,000	December 2022	-
2018 Non-Employee Stock Option plan	100,000	December 2028	4,000
2020 Non-Employee Stock Option plan	100,000	May 2030	45,100

The following table reflects the total activity for the stock option plans for the six months ended December 31:

			Weighted average
			Remaining	Aggregate
	Number of	Weighted average	Contractual Life	Intrinsic Value
	Options	exercise price	(in years)	(in thousands)
Outstanding, beginning of year	628,236	$24.70	6.5	$4,742,000
Granted	-	-
Forfeited/Lapsed	(6,000)	$(22.50)
Exercised	(18,000)	$(22.99)		$325,000
Outstanding, end of period	604,236	$24.77	6.0	$10,389,000
Vested and Exercisable, end of period	513,936	$22.17	5.7	$10,102,000
Weighted average fair value at grant date of options granted	n/a		n/a

There were no stock options granted during the three and six months ended December 31, 2025 and 2024, respectively. The total fair value of stock options vested during the three and six months ended December 31, 2025 and 2024 was $711,000 and $864,000, and $770,000 and $961,000, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended December 31, 2025 and 2024 was $0 and $325,000 and $0 and $67,000, respectively. As of December 31, 2025, the total compensation cost related to nonvested awards not yet recognized was $1,354,000. Cash received from exercises of stock options during the three and six months ended December 31, 2025 and 2024 was $0 and $0, and $0 and $54,000, respectively.

NOTE 11 – Stockholders’ Equity Transactions

Dividends

The following table summarizes information about dividends declared by the Company for the six months ended December 31, 2025 and the fiscal year ended June 30, 2025:

Dividend Declaration Date	Stockholders of Record Date	Dividend Payable Date	Per Share Cash Dividend Amount

January 29, 2026	March 12, 2026	April 3, 2026	$ 0.15
October 30, 2025	December 12, 2025	January 2, 2026	$ 0.14
August 21, 2025	September 12, 2025	October 3, 2025	$ 0.14
May 2, 2025	June 12, 2025	July 3, 2025	$ 0.14
January 30, 2025	March 12, 2025	April 3, 2025	$0.125
November 1, 2024	December 12, 2024	January 3, 2025	$0.125
August 22, 2024	September 12, 2024	October 3, 2024	$0.125

Common Share Repurchases

On September 16, 2014 the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. In November 2024, the board authorized the repurchase of up to an additional 1 million shares. During the first quarter of the fiscal year ended June 30, 2025, the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. During the second quarter of the fiscal year ended June 30, 2025, the Company repurchased 282,647 shares of its outstanding common stock at a weighted average price of $37.95. During the third quarter of the fiscal year ended June 30, 2025, the Company repurchased 745,000 shares of its outstanding common stock at a weighted average price of $25.22. Shares repurchased through the fiscal year ended June 30, 2025, are included in the Company’s Treasury Stock as of June 30, 2025. The Company currently has available 359,741 shares that can be repurchased under this authorization.

There were no common stock was repurchases during the three and six months ended December 31, 2025. The following table summarizes information about shares repurchased by the Company for the fiscal year ended June 30, 2025:

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

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $74,000 and $69,000 for the three months ended December 31, 2025 and 2024, respectively and totaled $144,000 and $138,000 for the six months ended December 31, 2025 and 2024, respectively.

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

For the three months ended December 31, 2025 and 2024 cash payments against operating lease liabilities totaled $87,000 and $115,000, respectively. For the six months ended December 31, 2025 and 2024 cash payments against operating lease liabilities totaled $173,000 and $172,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	66 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2025 (in thousands):

Year Ending June 30,	Amount
2026	$173
2027	349
2028	351
2029	353
2030	356
Thereafter	29,309
Total future minimum lease payments	$30,891
Less: Imputed interest	25,846
Total	$5,045

Operating lease expense totaled approximately $124,000 and $144,000 for the three months ended December 31, 2025 and 2024, respectively. Operating lease expense totaled approximately $249,000 and $239,000 for the six months ended December 31, 2025 and 2024, respectively.

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

On November 26, 2024, a putative derivative lawsuit captioned Minzer v. Soloway, et al., Case No. 2024-1218, was filed in the Court of Chancery in the State of Delaware against the Company’s Chairman and Chief Executive Officer, former Chief Financial Officer (who is currently the President and Chief Operating Officer), and certain current and former directors. The Company is a “Nominal Defendant” in the lawsuit. After the Company and the individual defendants moved to dismiss or stay the action, plaintiffs filed an Amended Complaint on June 12, 2025. The Amended Complaint alleges, among other things, that the individual defendants breached their fiduciary duties and aided and abetted breach of fiduciary duties by allowing the Company to remain with ineffective internal controls over financial reporting and inventory and by allowing for the dissemination of false and misleading financial information in public filings. The Amended Complaint also brings breach of fiduciary duty and unjust enrichment claims in connection with stock sales by the Company’s Chairman and Chief Executive Officer and its former Chief Financial Officer (who is currently the President and Chief Operating Officer) and seeks indemnity and contribution. The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf. Defendants believe that there are substantial defenses to the claims asserted and filed a second motion to dismiss or stay the case on August 22, 2025. Oral argument on that motion is scheduled for May 7, 2026.

On March 31, 2025, the Company received a subpoena from the Securities and Exchange Commission (“SEC”). The SEC’s subpoena and inquiry was principally focused on the Company’s previously disclosed restatements and related material weakness determination. The Company produced documents responsive to the SEC subpoena. On January 27, 2026, the Company received a termination letter from the SEC concluding the investigation without further action.

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

The employment agreement with the EVP of Engineering expires in August 2026 and provides for an annual salary of $495,000, and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination.

The severance agreement with the Company’s President and COO provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine months’ salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

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

The CODM is regularly provided with not only the consolidated expenses as noted on the face of the income statement, but also the significant segment expenses as below:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024

	(in thousands)		(in thousands)

Net Revenue	$48,172	$42,933	$97,340	$86,936
Less:
Cost of revenue	19,934	18,444	41,256	37,831
Compensation-related expenses(1)	7,657	7,001	14,821	14,019
Commission expenses	1,595	1,462	3,410	2,959
Marketing, advertising and other promotional expenses	916	916	1,852	1,807
Research and development (excluding compensation related benefits)	316	316	664	675
Selling, general, and administrative expenses(2)	3,001	3,623	6,941	6,618
Interest and other (income), net	(986)	(921)	(1,978)	(2,065)
Provision for Income Taxes	2,236	1,625	4,706	3,440
Segment Profit	$13,503	$10,467	$25,668	$21,652
(1)	Excludes stock based compensation.
(2)	Excludes compensation-related expenses, commission expenses and marketing, advertising and other promotional expenses.

Geographic Information for Revenue

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America. All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Revenue. The following table presents net revenue by geographic area.

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Sales to external customers:
United States	$47,593	$42,679	$96,465	$86,367
Foreign	579	254	875	569
Total Net Revenue	$48,172	$42,933	$97,340	$86,936

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	December 31, 2025	June 30, 2025
Long-lived assets:
United States	$5,316	$5,264
Dominican Republic	8,754	9,157
Total Long-lived assets	$14,070	$14,421

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the end of the period covered by the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

On January 27, 2026, the Company received a termination letter from the SEC concluding the investigation without further action. See Note 13.

On January 29, 2026, the Company’s Board of Directors declared a cash dividend of $.15 per share payable on April 3, 2026, to stockholders of record on March 12, 2026.

On January 29, 2026, the Company’s Board of Directors appointed a Chief Revenue Officer for the Company.

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

Overview

NAPCO is one of the leading manufacturers and designers of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold principally to independent distributors, dealers and installers of security equipment. We have established a national network of trusted independent security dealers and integrators that are experts at selling, installing and supporting our various technologies. These dealers are dependent on our platform for communication services to our radio communicators and smart security devices, and they pay us a monthly fee for these services.

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

Highlights from the three and six months ended December 31, 2025 compared with the comparable period included:

●	Total revenue increased 12.2% and 12.0% to $48.2 million and $97.3 million, respectively.
●	Equipment revenue increased 12.0% and 12.1% to $24.3 million and $50.1 million, respectively, while recurring service revenues (“RSR”) increased 12.5% and 11.8% to $23.8 million and $47.3 million, respectively.

●	Total gross profit margin increased from 57.0% to 58.6% and from 56.5% to 57.6% for the three and six months ended December 31 2025 and 2024, respectively.
●	Operating income increased 32.1% to $14,753 million and 23.3% to $28,396 million for the three and six months ended December 31 2025 and 2024, respectively.

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

The U.S. government implemented new tariff measures affecting a broad range of imported materials. Certain countries have responded to the U.S. tariffs by imposing or threatening retaliatory tariffs. While we are actively monitoring the changes in global trade policy and the effects they may have on our business and broader macroeconomic environment, we have not experienced a material impact on our financial position to date and do not expect them to have a material detrimental impact on our business operations in the near term. However, given the uncertainty surrounding global markets as a result of the new U.S. tariff policy, we do not have clarity at this point over the potential medium to long term impacts our business may face. The availability of certain goods could be affected if foreign suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, which could negatively impact our suppliers ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries. Furthermore, rising inflation, slower economic growth and increases in unemployment that may result from global trade disruptions could further deflate consumer demand and impact the demand for our products.

The  universal baseline tariff of 10% includes imports from the Dominican Republic where we manufacture most of our products. The imposition of the baseline 10% tariff increased the cost of our products and could impact future product margins. The uncertainty could also cause disturbances in ocean shipping capacity that could affect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs.

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

Results of Operations

	Three months ended December 31,			Six months ended December 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2025	2024	(decrease)	2025	2024	(decrease)
Revenue:
Equipment revenue	$24,323	$21,725	12.0%	$50,062	$44,642	12.1%
Service revenue	23,849	21,208	12.5%	47,278	42,294	11.8%
Total revenue	48,172	42,933	12.2%	97,340	86,936	12.0%
Gross Profit:
Gross Profit: equipment	6,716	5,119	31.2%	13,409	10,526	27.4%
Gross Profit: service	21,522	19,370	11.1%	42,675	38,579	10.6%
Total gross profit	28,238	24,489	15.3%	56,084	49,105	14.2%
Gross profit as a % of revenue:	58.6%	57.0%	2.8%	57.6%	56.5%	1.9%
Equipment	27.6%	23.6%	16.9%	26.8%	23.6%	13.6%
Services	90.2%	91.3%	(1.2)%	90.3%	91.2%	(1.0)%

Research and development	3,473	3,107	11.8%	6,713	6,164	8.9%
Selling, general and administrative	10,012	10,211	(1.9)%	20,975	19,914	5.3%
Selling, general and administrative as a percentage of net revenue	20.8%	23.8%	(12.6)%	21.5%	22.9%	(6.1)%
Operating income	14,753	11,171	32.1%	28,396	23,027	23.3%
Interest income, net	884	928	(4.7)%	1,738	1,867	(6.9)%
Other income (expense), net	102	(7)	(1,557.1)%	240	198	21.2%
Provision for income taxes	2,236	1,625	37.6%	4,706	3,440	36.8%
Net income	13,503	10,467	29.0%	25,668	21,652	18.5%

Revenue

Revenue by major product lines is as follows:

	Three months ended December 31,			Six months ended December 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase			% Increase
	2025	2024	(decrease)	2025	2024	(decrease)
Revenue:
Equipment Revenue
Intrusion and access alarm products	$8,373	$7,556	10.8%	$17,028	$16,619	2.5%
Door locking devices	15,950	14,169	12.6%	33,034	28,023	17.9%
Total equipment revenue	24,323	21,725	12.0%	50,062	44,642	12.1%
Service revenue	23,849	21,208	12.5%	47,278	42,294	11.8%
Total Revenue	$48,172	$42,933	12.2%	$97,340	$86,936	12.0%

Three Months Ended December 31, 2025:

Total Revenue for the three months ended December 31, 2025, increased $5,239,000 (12.2%) to $48,172,000 as compared to $42,993,000 in the comparable period.

Net equipment revenues for the three months ended December 31, 2025, increased $2,598,000 (12.0%) to $24,323,000 as compared to $21,725,000 in the comparable period. The increase in net equipment revenue was attributable to increases in sales of door locking products of $1,781,000 (12.6%) and intrusion and access products of $817,000 (10.8%). The increased revenue in our door locking products was primarily a result of the impact of pricing increases (approximately 7%) that went into effect in Fiscal 2026 in addition to general increase in sales volume (approximately 5.6%). The increased revenue in our intrusion and access alarm products was primarily a result of the impact of pricing increases that went into effect in Fiscal 2026.

Net service revenues for the three months ended December 31, 2025, increased $2,641,000 (12.5%) to $23,849,000 as compared to $21,208,000 in the comparable period. The increase in net service revenues was due to an increase in the number of our cellular (radio) communication devices put into service and activated.

Six Months Ended December 31, 2025:

Revenue for the six months ended December 31, 2025, increased $10,404,000 (12.0%) to $97,340,000 as compared to $86,936,000 in the comparable period.

Net equipment revenues for the six months ended December 31, 2025, increased $5,420,000 (12.1%) to $50,062,000 as compared to $44,642,000 in the comparable period. The increase in net equipment revenue was attributable to increases in the sales of door locking products of $5,011,000 (17.9%) and intrusion and access products of $409,000 (2.5%). The increased revenue in our door locking products was primarily a result of the impact of pricing increases (approximately 7%) that went into effect in Fiscal 2026 in addition to general increase in sales volume (approximately 10.0%). The increased revenue in our intrusion and access alarm products was primarily a result of the impact of pricing increases that went into effect in Fiscal 2026, offset by reductions in the sales of certain access control products.

Net service revenues for the six months ended December 31, 2025, increased $4,984,000 (11.8%) to $47,278,000 as compared to $42,294,000 in the comparable period. The increase in net service revenues was due to an increase in the number of our cellular (radio) communication devices put into service and activated.

Gross Profit

Three Months Ended December 31, 2025

Overall gross profit for the three months ended December 31, 2025, increased $3,749,000 to $28,238,000, or 58.6% of net revenue, as compared to $24,489,000, or 57.0% of net revenue, for the comparable period.

Gross profit from equipment revenue was $6,716,000, or 27.6% of equipment revenue, as compared to $5,119,000, or 23.6% of equipment revenue, for the comparable period. The increase in gross profit percentage from equipment revenue was primarily a result of product mix, increased volume which improved the absorption rate of our fixed overhead costs, price increases that went into effect during Fiscal 20206 and reductions in sales discounts during the period.

Gross profit on service revenues was $21,522,000, or 90.2% of net service revenues, as compared to $19,370,000, or 91.3% of net service revenues, for the comparable period a year ago. The decrease in gross profit percentage was a result of increased royalty costs due to certain one-time credits received in the comparable period and increased data costs to run our network operations center.

Six Months Ended December 31, 2025

Overall gross profit for the six months ended December 31, 2025, increased $6,979,000 to $56,084,000, or 57.6% of net revenue, as compared to $49,105,000, or 56.5% of net revenue, for the comparable period.

Gross profit from equipment revenue was $13,409,000, or 26.8% of equipment revenue, as compared to $10,526,000, or 23.6% of equipment revenue, for the comparable period. The increase in gross profit percentage from equipment revenue was primarily a result of product mix, increased volume which improved the absorption rate of our fixed overhead costs, certain price increases that went into effect during the previous quarter and reductions in sales discounts during the period.

Gross profit on service revenues was $42,675,000, or 90.3% of net service revenues, as compared to $38,579,000, or 91.2% of net service revenues, for the comparable period a year ago. The decrease in gross profit percentage was a result of increased royalty costs due to certain one-time credits received in the comparable period and increased data costs to run our network operations center.

Research and Development

Research and development expenses for the three months ended December 31, 2025, increased by $366,000 to $3,473,000, or 7.2% of net revenue, as compared to $3,107,000, or 7.2% of net revenue, for the comparable period. The increase in research and development expenses was primarily a result of increased labor and benefit costs ($366,000).

Research and development expenses for the six months ended December 31, 2025, increased by $549,000 to $6,713,000, or 6.9% of net revenue, as compared to $6,164,000, or 7.1% of net revenue, for the comparable period. The increase in research and development expenses was primarily a result of increased labor and benefit costs ($560,000) offset by a reduction in consulting charges ($41,000).

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2025, decreased by $199,000 to $10,012,000 as compared to $10,211,000 for the comparable period. The decrease in SG&A expenses was primarily attributable to decreases in legal fees (net of insurance reimbursements) related to the litigation discussed in Note 13 ($307,000), accounting expenses ($212,000) and stock-based compensation ($202,000), offset by increases in wages, bonus compensation and benefits ($275,000), commission related expenses ($147,000) and insurance expense ($50,000).

SG&A expenses for the six months ended December 31, 2025, increased by $1,061,000 to $20,975,000 as compared to $19,914,000 for the comparable period. The increase in SG&A expenses was primarily attributable to increases in legal fees related to the litigation discussed in Note 13 ($637,000), commission expense ($501,000), wages, bonus compensation and benefits ($192,000) and insurance ($92,000) offset by decreases in accounting expenses ($464,000) and stock-based compensation $(263,000).

Interest and Other Income (Expense)

	Three months ended December 31,			Six months ended December 31,
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)

Interest income	$884	$928	(5)%	$1,738	$1,867	(7)%
Investment income	102	(7)	**	240	198	**
	$986	$921		$1,978	$2,065

**Percentage change not meaningful.

Interest income decreased for the three and six months ended December 31, 2025, as compared to the comparable period, primarily due to lower interest rates.

Income Taxes

The Company’s provision for income taxes for the three months ended December 31, 2025 increased by $611,000 to $2,236,000 as compared to $1,625,000 for the same period a year ago. The Company’s effective rate for income tax was 14.2% and 13.4% for the three months ended December 31, 2025 and 2024 respectively. The Company’s provision for income taxes for the six months ended December 31, 2025 increased by $1,266,000 to $4,706,000 as compared to $3,440,000 for the same period a year ago. The Company’s effective rate for income tax was 15.5% and 13.7% for the six months ended December 31, 2025 and 2024 respectively. The Company’s effective tax rate for the three and six months ended December 31, 2025 increased as a result of a larger portion of the Company’s taxable income being attributable to United States operations, and the remeasurement of certain deferred tax liabilities due to tax rate changes enacted in the One Big Beautiful Bill Act (“OBBBA”) in the current period.

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

Our cash and cash equivalents increased by $21,838,000 during the six months ended December 31, 2025, and our cash and cash equivalents and short-term investments were $104,919,000 as of December 31, 2025. We believe that there is minimal credit risk associated with the investments in cash equivalents and short-term investments due to the types of investment entered.

As of December 31, 2025, the Company’s available revolving credit line was $20,000,000, which expires in February 2029, there were no outstanding borrowings on the line as of December 31, 2025.

A summary of the cash flow activity for the six months ended December 31, 2025 and 2024 is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $26.7 million for the six months ended December 31, 2025 and was due to net income of $25.7 million and increase in adjustments for non-cash items of $4.3 million offset by cash outflow from changes in operating assets and liabilities of $3.2 million. The changes in operating assets and liabilities were largely attributable to increases in inventories and income tax receivables and decreases in accounts payable and accrued expenses partially offset by decreases in accounts receivables.

Net cash provided by operating activities was $25.5 million for the six months ended December 31, 2024 and was due to net income of $21.7 million and increase in cash flow from changes in operating assets and liabilities of $4.0 million, partially offset by adjustments for non-cash items of $.2 million. The changes in operating assets and liabilities were largely attributable to increases in accounts receivables and decreases in inventories and accounts payable and accrued expenses.

Cash Flows from Investing Activities

The net cash provided by investing activities of $5.1 million during the six months ended December 31, 2025 was primarily attributable to the redemption of marketable securities of $11.1 million partially offset by expenditures used for capital expenditures of $.8 million and purchase of marketable securities of $5.2 million. The cash provided by investing activities of $17.7 million during the six months ended December 31, 2025, was primarily attributable to redemption of other investments of $27.3 million partially offset by expenditures used for capital expenditures of $1.8 million and purchase of investments of $7.6 million. The change in use of cash for investing activities from 2024 to 2025 was a increase in the redemption of investments in term deposits (other investments).

Cash Flows from Financing Activities

The cash used in financing activities of $10.0 million for the six months ended December 31, 2025 was primarily related to the payment of stockholder dividends. The cash used in financing activities of $22.6 million for the six months ended December 31, 2024 was primarily related to the repurchase of treasury shares of $18.0 million and the payment of stockholder dividends of $4.6 million.

Contractual Obligations and Commitments

As of December 31, 2025, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principal manufacturing facility is located, at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We internally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes U.S. treasury securities with a total fair value of approximately $10.3 million at December 31, 2025. These securities are subject to interest rate risk and, based on our investment portfolio at December 31, 2025, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $209,000. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 as well as the Form 424(b)(7) Prospectus, filed on March 7, 2024. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K and Form 424(b)(7) for the three and six months ended December 31, 2025.

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

None of the Company’s common stock was repurchased during the three and six months ended December 31, 2025. The following tables summarizes information about shares repurchased by the Company for the fiscal year ended June 30, 2025:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

10.S	Compensation Agreement between the Registrant and Joseph Pipczynski dated December 9, 2025
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Richard L. Soloway, Chief Executive Officer and Chairman of the Board
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Andrew J. Vuono, Chief Financial Officer and Chief Accounting Officer
32.1	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 2, 2026

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors & Chief Executive Officer
(Chief Executive Officer)

By:	/s/ ANDREW J. VUONO

Andrew J, Vuono
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)