Form 10-Q
period 2026-03-31
NAPCO SECURITY TECHNOLOGIES, INC
filed 2026-05-05
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

As of May 4, 2026, there were 35,727,337 outstanding of the registrant’s common stock, par value $.01 per share.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2026

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	June 30, 2025

	(in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$114,408	$83,081
Marketable securities	10,544	16,095
Accounts receivable, net of allowance for credit losses of $27 and $25 as of March 31, 2026 and June 30, 2025, respectively	28,527	30,108
Inventories	33,384	29,962
Income tax receivable	2,765	—
Prepaid expenses and other current assets	3,146	3,198
Total Current Assets	192,774	162,444
Inventories - non-current	10,012	11,313
Property, plant and equipment, net	9,297	9,233
Intangible assets, net	3,064	3,287
Deferred income taxes	1,697	6,476
Operating lease - Right-of-use asset	4,975	5,188
Other assets	190	200
Total Assets	$222,009	$198,141

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$5,786	$5,742
Accrued expenses	7,999	8,712
Accrued litigation costs	16,000	—
Accrued salaries and wages	3,834	4,398
Dividends payable	5,357	4,992
Accrued income taxes	—	213
Total Current Liabilities	38,976	24,057
Accrued income taxes	34	143
Operating lease liability	5,217	5,335
Total Liabilities	44,227	29,535
Commitments and Contingencies (Note 13)
Stockholders' Equity
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of March 31, 2026 and June 30, 2025; 39,841,951 and 39,771,035 shares issued; and 35,727,337 and 35,656,421 shares outstanding, respectively.	398	398
Additional paid-in capital	24,523	25,280
Retained earnings	209,001	199,083
Treasury Stock, at cost, 4,114,614 shares as of both March 31, 2026 and June 30, 2025	(56,315)	(56,315)
Accumulated other comprehensive income	175	160
Total Stockholders' Equity	177,782	168,606
Total Liabilities and Stockholders' Equity	$222,009	$198,141

See accompanying notes to condensed consolidated financial statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,
	2026	2025

	(in thousands, except for share and per share data)
Revenue:
Equipment revenue	$24,238	$22,351
Service revenue	24,929	21,610
Total revenue	49,167	43,961
Cost of Revenue:
Cost of equipment revenue	17,289	16,852
Cost of service revenue	2,389	1,982
Total cost of revenue	19,678	18,834

Gross Profit	29,489	25,127

Operating Expenses:
Research and development	3,418	3,185
Selling, general, and administrative	11,259	10,796
Litigation settlement cost	16,000	—
Total Operating Expenses	30,677	13,981

Operating (Loss) Income	(1,188)	11,146

Other Income:
Interest income, net	881	762
Other income, net	105	100
(Loss) Income before Provision for Income Taxes	(202)	12,008
Provision for Income Taxes	206	1,886
Net (Loss) Income	$(408)	$10,122

(Loss) Income Per Share:
Basic	$(0.01)	$0.28
Diluted	$(0.01)	$0.28

Weighted Average Number of Shares Outstanding:
Basic	35,691,000	36,111,000
Diluted	35,691,000	36,253,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31,
	2026	2025

	(in thousands, except for share and per share data)
Revenue:
Equipment revenue	$74,300	$66,993
Service revenue	72,207	63,904
Total revenue	146,507	130,897
Cost of Revenue:
Cost of equipment revenue	53,942	50,968
Cost of service revenue	6,992	5,697
Total cost of revenue	60,934	56,665

Gross Profit	85,573	74,232

Operating Expenses:
Research and development	10,131	9,349
Selling, general, and administrative expenses	32,234	30,710
Litigation settlement cost	16,000	—
Total Operating Expenses	58,365	40,059

Operating Income	27,208	34,173

Other Income:
Interest income, net	2,618	2,631
Other income, net	346	296
Income before Provision for Income Taxes	30,172	37,100
Provision for Income Taxes	4,912	5,326
Net Income	$25,260	$31,774

Income Per Share:
Basic	$0.71	$0.87
Diluted	$0.70	$0.86

Weighted Average Number of Shares Outstanding:
Basic	35,689,000	36,511,000
Diluted	35,911,000	36,743,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net (Loss) Income	$(408)	$10,122	$25,260	$31,774
Other comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale debt securities	(22)	79	20	133
Tax effect on net change in unrealized (gains) losses on available-for-sale debt securities	6	(13)	(5)	(20)
Total other comprehensive income (loss)	(16)	66	15	113
Comprehensive (loss) income	$(424)	$10,188	$25,275	$31,887

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine months ended March 31, 2026 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2025	39,771,035	$398	$25,280	(4,114,614)	$(56,315)	$199,083	$160	$168,606
Net income	—	—	—	—	—	12,165	—	12,165
Other comprehensive income, net of tax	—	—	—	—	—	—	25	25
Stock-based compensation expense	—	—	309	—	—	—	—	309
Stock options exercised	7,903	—	—	—	—	—	—	—
Cash dividend ($.14 per share)	—	—	—	—	—	(4,992)	—	(4,992)
Balances at September 30, 2025	39,778,938	$398	$25,589	(4,114,614)	$(56,315)	$206,256	$185	$176,113
Net income	—	—	—	—	—	13,503	—	13,503
Other comprehensive income, net of tax	—	—	—	—	—	—	6	6
Stock-based compensation expense	—	—	185	—	—	—	—	185
Cash dividend ($.14 per share)	—	—	—	—	—	(4,993)	—	(4,993)
Balances at December 31, 2025	39,778,938	$398	$25,774	(4,114,614)	$(56,315)	$214,766	$191	$184,814
Net loss	—	—	—	—	—	(408)	—	(408)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16)	(16)
Stock-based compensation expense	—	—	290	—	—	—	—	290
Stock options exercised	63,013	—	—	—	—	—	—	—
Tax withholdings related to stock option exercises	—	—	(1,541)	—	—	—	—	(1,541)
Cash dividend ($.15 per share)	—	—	—	—	—	(5,357)	—	(5,357)
Balances at March 31, 2026	39,841,951	$398	$24,523	(4,114,614)	$(56,315)	$209,001	$175	$177,782

	Nine months ended March 31, 2025 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2024	39,768,186	$398	$23,712	(2,893,715)	$(19,521)	$174,300	$—	$178,889
Net income	—	—	—	—	—	11,185	—	11,185
Stock-based compensation expense	—	—	371	—	—	—	—	371
Stock options exercised	2,849	—	54	—	—	—	—	54
Purchase of treasury shares	—	—	—	(193,252)	(7,280)	—	—	(7,280)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,610)	—	(4,610)
Balances at September 30, 2024	39,771,035	$398	$24,137	(3,086,967)	$(26,801)	$180,875	$—	$178,609
Net income	—	—	—	—	—	10,467	—	10,467
Other comprehensive income, net of tax	—	—	—	—	—	—	47	47
Stock-based compensation expense	—	—	386	—	—	—	—	386
Purchase of treasury shares	—	—	—	(282,647)	(10,728)	—	—	(10,728)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,554)	—	(4,554)
Balances at December 31, 2024	39,771,035	$398	$24,523	(3,369,614)	$(37,529)	$186,788	$47	$174,227
Net income	—	—	—	—	—	10,122	—	10,122
Other comprehensive income, net of tax	—	—	—	—	—	—	66	66
Stock-based compensation expense	—	—	386	—	—	—	—	386
Purchase of treasury shares	—	—	—	(745,000)	(18,786)	—	—	(18,786)
Cash dividend ($.125 per share)	—	—	—	—	—	(4,467)	—	(4,467)
Balances at March 31, 2025	39,771,035	$398	$24,909	(4,114,614)	$(56,315)	$192,443	$113	$161,548

See accompanying notes to condensed consolidated financial statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months ended March 31,
	2026	2025

	(in thousands)
Cash Flows from Operating Activities
Net Income	$25,260	$31,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,670	1,705
Change in accrued interest on other investments	—	(194)
Unrealized gain on marketable securities	—	(131)
Realized gain on sales of marketable securities	(296)	—
Charge (recovery) of credit losses	2	(12)
Change to inventory reserve	(580)	78
Deferred income taxes	4,779	(2,324)
Stock-based compensation expense	784	1,143
Changes in operating assets and liabilities:
Accounts receivable	1,579	7,660
Inventories	(1,541)	2,973
Prepaid expenses and other current assets	52	841
Income tax receivable	(2,769)	(905)
Other assets	10	84
Accounts payable, accrued expenses, accrued litigation costs, accrued salaries and wages, accrued income taxes	14,541	(3,789)
Net Cash Provided by Operating Activities	43,491	38,903
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(1,512)	(1,879)
Purchases of marketable securities	(7,825)	(10,222)
Proceeds from sales of marketable securities	13,691	—
Purchases of other investments	—	(78)
Redemption of other investments	—	27,252
Net Cash Provided by Investing Activities	4,354	15,073
Cash Flows from Financing Activates
Proceeds from stock option exercises	—	54
Dividends paid	(14,977)	(9,164)
Repurchase of common stock	—	(36,794)
Payment of tax withholdings related to stock option exercises	(1,541)	—
Net Cash Used in Financing Activities	(16,518)	(45,904)

Net increase in Cash and Cash Equivalents	31,327	8,072
Cash and Cash Equivalents - Beginning	83,081	65,341
Cash and Cash Equivalents - Ending	$114,408	$73,413
Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	$3,114	$8,350
Non-Cash Investing and Financing Transactions
Dividends declared and not paid	$5,357	$4,467

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2026

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, marketable securities, current receivables and payables and certain other short-term financial instruments approximate their fair value as of March 31, 2026 and June 30, 2025 due to their short-term maturities. The fair value of debt for footnote disclosure purposes, including current maturities, if any, is estimated using recently quoted market prices of the instrument, or if not available, a discounted cash flow analysis based on the estimated current incremental borrowing rates for similar types of instruments.

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

Cash and cash equivalents include approximately $80,454,000 and $48,249,000 of short-term time deposits money market funds as of March 31, 2026, and June 30, 2025, respectively. The Company classifies these highly liquid investments with original maturities of three months or less as cash equivalents.

Cash and cash equivalents consist of the following as of (in thousands):

	March 31, 2026	June 30, 2025

Cash	$33,954	$34,832
Money Market Fund	80,454	48,249
	$114,408	$83,081

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2026. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

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

Accounts Receivable

Accounts receivable are stated net of the reserves for credit losses of $27,000 and $25,000 as of March 31, 2026 and June 30, 2025, respectively. In accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), the Company recognizes an allowance for credit losses for trade receivables to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset which includes consideration of past events and historical loss experience, current events and also future events based on our expectation as of the balance sheet date.  Receivables are written off when the Company determines that such receivables are deemed uncollectible. The Company pools its receivables based on similar risk characteristics in estimating its expected credit losses. In situations where a receivable does not share the same risk characteristics with other receivables, the Company measures those receivables individually. The Company also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.

The Company utilizes the loss rate method in determining its expected credit losses on its receivables. This method is used for calculating an estimate of losses based primarily on the Company’s historical loss experience. In determining its loss rates, the Company evaluates information related to its historical losses, adjusted for current conditions and further adjusted for the period of time that can be reasonably forecasted. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider all the following: past due receivables, the customer creditworthiness, changes in the terms of receivables, effect of other external forces such as competition, and legal and regulatory requirements on the level of estimated credit losses in the existing receivables.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (FIFO) method. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company’s applied overhead expenses are based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and actual results could differ from those estimates.

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

The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are presented as non-current.

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

Intangible assets consisted of the following (in thousands):

	March 31, 2026			June 30, 2025
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(9,620)	$180	$9,800	$(9,549)	$251
Trade name	4,048	(1,164)	2,884	4,048	(1,012)	3,036
	$13,848	$(10,784)	$3,064	$13,848	$(10,561)	$3,287

Amortization expense for intangible assets was approximately $74,000 and $79,000 for the three months ended March 31, 2026 and 2025, respectively and was approximately $223,000 and $236,000 for the nine months ended March 31, 2026 and 2025, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2027 - $283,000; 2028 - $269,000; 2029 - $210,000; 2030 - $202,000; and 2031 - $202,000. The weighted average remaining amortization period for intangible assets was 13.5 years and 14.1 years at March 31, 2026 and June 30, 2025, respectively.

Revenue Recognition

Revenue from contracts with customers is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue from all sale types are recognized at the transaction price, which is the amount we expect to be entitled to in exchange for transferring goods or providing services.

Equipment Revenue

Equipment revenue, which includes shipping and handling costs, is primarily generated by the sale of finished products to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer, which is typically the date of shipment of the related equipment when the product is picked up by the carrier or customer. A provision for product returns, credits and rebates is recorded as a reduction in equipment revenue in the same period the revenue is recognized.

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

Shipping and Handling Revenues and Costs

The Company records the amount billed to customers for shipping and handling in net revenue ($175,000 and $91,000 in the three months ended March 31, 2026 and 2025, respectively and $449,000 and $261,000 in the nine months ended March 31, 2026 and 2025, respectively) and classifies the costs associated with these revenues in cost of sales ($412,000 and $330,000 in the three months ended March 31, 2026 and 2025, respectively and $1,256,000 and $1,073,000 in the nine months ended March 31, 2026 and 2025, respectively).

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" (“SG&A”) expenses in the consolidated statements of operations and are expensed as incurred. Advertising expense for the three months ended March 31, 2026 and 2025 was $1,361,000 and 526,000, respectively. Advertising expense for the nine months ended March 31, 2026 and 2025 was $3,212,000 and $2,332,000, respectively.

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

Net (Loss) Income per Share

Basic net (loss) income per common share (Basic EPS) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per common share (Diluted EPS) is computed by dividing net (loss) income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Net (Loss) Income		Weighted Average Shares		Net (Loss) Income per Share
	2026	2025	2026	2025	2026	2025
Basic (loss) earnings per share	$(408)	$10,122	35,691	36,111	$(0.01)	$0.28
Effect of Dilutive Securities:
Stock Options	—	—	—	142	—	—
Diluted (loss) earnings per share	$(408)	$10,122	35,691	36,253	$(0.01)	$0.28

The effect of dilutive securities for the three months ended March 31, 2026 were not included in weighted shares outstanding due to the net loss in the period. Options to purchase 125,000 shares of common stock were excluded for the three months ended March 31, 2025, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

The following provides a reconciliation of information used in calculating the per share amounts for the nine months ended March 31, 2026 and 2025 (in thousands, except per share data):

					Net Income per
	Net Income		Weighted Average Shares		Share
	2026	2025	2026	2025	2026	2025
Basic earnings per share	$25,260	$31,774	$35,689	36,511	$0.71	$0.87
Effect of Dilutive Securities:
Stock Options	—	—	222	232	(0.01)	(0.01)
Diluted earnings per share	$25,260	$31,774	$35,911	36,743	$0.70	$0.86

Options to purchase 53,333 and 88,333 shares of common stock were excluded for the nine months ended March 31, 2026 and 2025, respectively, and were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the period.

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

The Company has elected to treat awards with only service conditions and with graded vesting as one award and recognizes compensation costs for share-based awards on a straight-line basis, net of actual forfeitures, over the requisite service period of the award, usually the vesting period, which is generally four or five years.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the three and nine months ended March 31, 2026 or 2025.

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as legal proceedings or claims is accrued by a charge to income if it is probable that an asset has been impaired, or a liability has been incurred, and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could have a material impact our consolidated financial statements.

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

NOTE 2 – Revenue Recognition and Contracts with Customers

The Company is engaged in the development, manufacture, and distribution of security products, encompassing access control systems, door security products, intrusion and fire alarm systems, alarm communication services, and video surveillance products for commercial and residential use. The Company also provides wireless communication service, monthly, to dealers and installers of intrusion and fire alarm systems. These products and services are used for commercial, residential, institutional, industrial and governmental applications, and are sold primarily to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States.

As of March 31, 2026 and June 30, 2025, the Company included refund liabilities of approximately $3,756,000 and $4,790,000, respectively, in current liabilities. As of March 31, 2026 and June 30, 2025, the Company included return-related assets of approximately $1,205,000 and $1,152,000, respectively, in other current assets.

As a percentage of gross revenue, returns, rebates and allowances were 5% and 6% for the three months ended March 31, 2026 and 2025, respectively. As a percentage of gross revenue, returns, rebates and allowances were 5% and 7% for the nine months ended March 31, 2026 and 2025, respectively.

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

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Major Product Lines:
Intrusion and access alarm products	$8,452	$8,049	$25,481	$24,668
Door locking devices	15,786	14,302	48,819	42,325
Services	24,929	21,610	72,207	63,904
Total Revenues	$49,167	$43,961	$146,507	$130,897

NOTE 3 – Business and Credit Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk mainly consist of cash equivalents, short-term investments and accounts receivable. Our cash equivalents and short-term investments primarily consist of government securities and money market funds which are held and managed by high credit financial institutions.

The Company had two customer that comprised 10% and 13% of the accounts receivable balance as of March 31, 2026. The same two customers comprised 11% and 13% of the accounts receivable balance as of June 30, 2025. The Company had one additional customer that comprised 14% accounts receivable balance as of March 31, 2026. Sales to any customer did not exceed 10% of net revenues during the three and nine months ended March 31, 2026 and 2025, respectively.

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis at March 31, 2026 and June 30, 2025, respectively (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2026
Cash equivalents
Money market funds	$80,454	$-	$-	$80,454
Total	80,454	-	-	80,454
Marketable securities
U.S. Treasury Securities	10,544	-	-	10,544
Total	$10,544	$-	$-	$10,544

June 30, 2025
Cash equivalents
Money market funds	$48,249	$-	$-	$48,249
Total	48,249	-	-	48,249
Marketable securities
U.S. Treasury Securities	10,243	-	-	10,243
Mutual funds	5,852	-	-	5,852
Total	$16,095	$-	$-	$16,095

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets, as well as certificates of deposits and time deposits that are classified as Level 1 due to their short-term nature.

For the three and nine months ending March 31, 2026 and 2025, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 – Marketable Securities

A summary of the fair value of the Company’s investment in marketable securities as of March 31, 2026 and June 30, 2025 is as follows:

	March 31, 2026	June 30, 2025

Equity Securities	$—	$5,852
Debt Securities (available-for-sale)	10,544	10,243
	$10,544	$16,095

Investments in Equity Securities

The disaggregated net gains and losses on the equity securities recognized within the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025, are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025

Net gains recognized during the period on equity securities	$—	$51	$14	$219
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	—	49	—	131
	$—	$100	$14	$350

The following tables summarize the Company’s investments in equity securities at March 31, 2026 and June 30, 2025, respectively (in thousands):

	March 31, 2026			June 30, 2025
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds	$—	—	$—	$6,008	$5,852	$(156)

Investment income is recognized when earned and consists principally of dividend income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities at March 31, 2026 and June 30, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,340	$204	$—	$10,544

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,058	$185	$—	$10,243

The debt investments all mature within one year or less, and the Company did not recognize any credit or non-credit related losses related to its debt securities during the three and nine months ended March 31, 2026 and 2025.

NOTE 6 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	March 31,	June 30,
	2026	2025
Component parts	$27,070	$26,967
Work-in-process	7,066	6,457
Finished product	9,260	7,851
	$43,396	$41,275

Classification of inventories:
Current	$33,384	$29,962
Non-current	10,012	11,313
	$43,396	$41,275

The reserve for excess and slow-moving inventory, which reduces inventory in our consolidated balance sheets were $4,915,000 and $5,515,000 as of March 31, 2026 and June 30, 2025, respectively.

NOTE 7 – Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2026	June 30, 2025	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,572	7,548	3 to 5
Furniture and fixtures	3,888	3,805	5 to 10
Machinery and equipment	32,190	31,053	3 to 10
Building improvements	3,925	3,657	Shorter of the lease term or life of asset
	57,390	55,878
Less: accumulated depreciation and amortization	(48,093)	(46,645)
	$9,297	$9,233

Depreciation and amortization expense on property, plant, and equipment was approximately $463,000 and $493,000 for the three months ended March 31, 2026 and 2025, respectively. Depreciation and amortization expense on property, plant, and equipment was approximately $1,447,000 and $1,469,000 for the nine months ended March 31, 2026 and 2025, respectively

NOTE 8 - Income Taxes

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

Income tax expense included on our accompanying consolidated statements of operations is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025

Provision for income taxes(1)	$206	$1,886	$4,912	$5,326
Effective tax rate	(102.0)%	15.7%	16.3%	14.4%
(1)	Net discrete income tax expense (benefit) of ($83,000) and $188,000 and $259,000 and $160,000, are included in the provision for income taxes for the three and nine months ended March 31, 2026 and 2025, respectively.

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

We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of March 31, 2026, fiscal years 2022 and forward are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

NOTE 9 - Debt

The Company has available a $20 million revolving credit line (the “Line”) with its primary bank, HSBC Bank USA National Association (“HSBC”), which expires on February 9, 2029. Borrowings on the Line bear interest at the Secured Overnight Financing Rate (SOFR) benchmark rate plus 1.2645% to 1.3645%, depending on the Fixed Charge Coverage Ratio (as defined), which is to be measured and adjusted quarterly. As of March 31, 2026 and June 30, 2025, the Company has no outstanding borrowings on the Line.

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

NOTE 10 - Stock Options

The Company recognized stock-based compensation of $290,000 and $386,000 for the three months ended March 31, 2026 and 2025, respectively and recognized stock-based compensation of $784,000 and $1,143,000 for the nine months ended March 31, 2026 and 2025, respectively.  Stock-based compensation is included in Selling, General and Administrative expense in the consolidated statements of operations.

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

The Non-Employee Plans provide for the grant of stock options with a term of up to 10 years, from date of grant, at an exercise price equal to or greater than the fair market value on the date of grant. The Non-Employee Plans provide a cash-less exercise option for the participants, and options granted vest in full upon a “change in control” as defined in the plans.

The following table reflects provisions of each of the stock option plans:

Plan Name	Options available to be granted at plan inception	Plan termination date	Options available for grant as of March 31, 2026
2012 Employee Stock Option plan	1,900,000	December 2022	-
2022 Employee Stock Option plan	950,000	December 2032	795,000
2012 Non-Employee Stock Option plan	100,000	December 2022	-
2018 Non-Employee Stock Option plan	100,000	December 2028	4,000
2020 Non-Employee Stock Option plan	100,000	May 2030	45,100

The following table reflects the total activity for the stock option plans for the nine months ended March 31, 2026:

			Weighted average
			Remaining	Aggregate
	Number of	Weighted average	Contractual Life	Intrinsic Value
	Options	exercise price	(in years)	(in thousands)
Outstanding, beginning of year	628,236	$24.70	6.5	$4,742,000
Granted	25,000	$38.30
Forfeited/Lapsed	(6,000)	$(22.50)
Exercised	(211,172)	$(21.53)		$4,631,000
Outstanding, end of period	436,064	$27.04	6.2	$5,821,000
Vested and Exercisable, end of period	326,764	$22.90	5.5	$5,563,000

Weighted average fair value at grant date of options granted	$16.96

There were 25,000 stock options granted during the three and nine months ended March 31, 2026 and no stock options granted during the three and nine months ended March 31, 2025. The total fair value of stock options vested during the three and nine months ended March 31, 2026 and 2025 was $100,000 and $965,000, and $16,000 and $977,000, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended March 31, 2026 and 2025 was $4,287,000 and $4,631,000 and $0 and $67,000, respectively. As of March 31, 2026, the total compensation cost related to nonvested awards not yet recognized was $1,488,000. Cash received from exercises of stock options during the three and nine months ended March 31, 2026 and 2025 was $0 and $0, and $0 and $54,000, respectively.

NOTE 11 – Stockholders’ Equity Transactions

Dividends

The following table summarizes information about dividends declared by the Company for the nine months ended March 31, 2026 and the fiscal year ended June 30, 2025:

Dividend Declaration Date	Stockholders of Record Date	Dividend Payable Date	Per Share Cash Dividend Amount

April 30, 2026	June 12, 2026	July 3, 2026	$ 0.15
January 29, 2026	March 12, 2026	April 3, 2026	$ 0.15
October 30, 2025	December 12, 2025	January 2, 2026	$ 0.14
August 21, 2025	September 12, 2025	October 3, 2025	$ 0.14
May 2, 2025	June 12, 2025	July 3, 2025	$ 0.14
January 30, 2025	March 12, 2025	April 3, 2025	$0.125
November 1, 2024	December 12, 2024	January 3, 2025	$0.125
August 22, 2024	September 12, 2024	October 3, 2024	$0.125

Shares Withheld

As permitted under the terms of our employee stock option plans, we may withhold shares of common stock in connection with the exercise of stock options issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $1,541,000 in tax withholdings related to the exercise of employee stock options for the three and nine months ended March 31, 2026. No tax withholdings related to the exercise of employee stock options were paid during the three and nine months ended March 31, 2025.

Common Share Repurchases

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such purchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. In November of Fiscal 2025, the board authorized the repurchase of up to an additional 1 million shares. During the first quarter of the fiscal year ended June 30, 2025, the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. During the second quarter of the fiscal year ended June 30, 2025, the Company repurchased 282,647 shares of its outstanding common stock at a weighted average price of $37.95. During the third quarter of the fiscal year ended June 30, 2025, the Company repurchased 745,000 shares of its outstanding common stock at a weighted average price of $25.22. Shares repurchased through the fiscal year ended June 30, 2025, are included in the Company’s Treasury Stock as of June 30, 2025. The Company currently has 359,741 available shares that can be repurchased under this authorization.

There were no common stock repurchases during the three and nine months ended March 31, 2026. The following table summarizes information about shares repurchased by the Company for the fiscal year ended June 30, 2025:

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

NOTE 12 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $160,000 and $73,000 for the three months ended March 31, 2026 and 2025, respectively and totaled $303,000 and $211,000 for the nine months ended March 31, 2026 and 2025, respectively.

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

For the three months ended March 31, 2026 and 2025 cash payments against operating lease liabilities totaled $87,000 and $86,000, respectively. For the nine months ended March 31, 2026 and 2025 cash payments against operating lease liabilities totaled $260,000 and $258,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	66 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2026 (in thousands):

Year Ending June 30,	Amount
2026	$87
2027	349
2028	351
2029	353
2030	356
Thereafter	29,309
Total future minimum lease payments	$30,805
Less: Imputed interest	25,830
Total	$4,975

Operating lease expense totaled approximately $124,000 for both the three months ended March 31, 2026 and 2025, respectively. Operating lease expense totaled approximately $373,000 and $363,000 for the nine months ended March 31, 2026 and 2025, respectively.

Litigation

On August 29, 2023, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between November 7, 2022 and August 18, 2023, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its former Chief Financial Officer (who is currently the President and Chief Operating Officer). The action, captioned Zornberg v. NAPCO Security Technologies, Inc. et al., asserts claims under Sections

10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in the Company’s quarterly reports and earnings releases during the period of November 7, 2022 through May 8, 2023. A lead plaintiff was appointed in November 2023 and lead plaintiff filed an Amended Complaint on February 16, 2024. The Amended Complaint added claims under Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the secondary public offering in February 2023. These additional claims were brought against the defendants named in the initial complaint, as well as the directors who allegedly signed the offering materials (prospectuses and a registration statement in connection with the offering), and the underwriters for the offering. Defendants filed a motion to dismiss the Amended Complaint on April 26, 2024. On April 11, 2025, the Court granted in part and denied in part the motion to dismiss. The Section 11 and Section 12 claims brought against the individual Defendants were dismissed; the remaining claims survived the motion to dismiss. On May 12, 2025, Defendants filed Answers to the Amended Complaint. On September 29, 2025, Plaintiffs moved for class certification of both the Exchange Act and remaining Securities Act claims. On October 17, 2025, pursuant to a joint letter and stipulation filed by all the parties, the Court dismissed the Securities Act claims with prejudice and certified a class with respect to the Exchange Act claims. On February 9, 2026, a Second Amended Complaint was filed that added additional allegations but did not modify the claims brought against Defendants. On April 15, 2026, Defendants and Plaintiffs filed letters requesting a pre-motion conference regarding Defendants’ proposed motion for summary judgment and Plaintiffs’ proposed partial motion for summary judgment, respectively, which the Court scheduled for May 5, 2026.  On May 1, 2026, the parties reached a settlement in principle to resolve all remaining claims.  The settlement is subject to final documentation and Court approval. See Note 15.

On November 26, 2024, a putative derivative lawsuit captioned Minzer v. Soloway, et al., Case No. 2024-1218, was filed in the Court of Chancery in the State of Delaware against the Company’s Chairman and Chief Executive Officer, former Chief Financial Officer (who is currently the President and Chief Operating Officer), and certain current and former directors.  The Company is a “Nominal Defendant” in the lawsuit.  After the Company and the individual defendants moved to dismiss or stay the action, Plaintiff filed an Amended Complaint on June 12, 2025.  The Amended Complaint alleges, among other things, that the individual Defendants breached their fiduciary duties and aided and abetted breach of fiduciary duties by allowing the Company to remain with ineffective internal controls over financial reporting and inventory and by allowing for the dissemination of false and misleading financial information in public filings. The Amended Complaint also brings breach of fiduciary duty and unjust enrichment claims in connection with stock sales by the Company’s Chairman and Chief Executive Officer and its former Chief Financial Officer (who is currently the President and Chief Operating Officer) and seeks indemnity and contribution. The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named Plaintiff on behalf of the Company and that the Plaintiff seeks damages on the Company’s behalf. Defendants believe that there are substantial defenses to the claims asserted and filed a second motion to dismiss or stay the case on August 22, 2025. Oral argument on that motion is scheduled for May 7, 2026.

On April 25, 2025, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between February 5, 2024 and February 3, 2025, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer, and its former Chief Financial Officer (who is currently the President and Chief Operating Officer). The action, captioned Patel v. NAPCO Security Technologies, Inc. et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in quarterly earnings releases and calls during the period of February 5, 2024 through February 3, 2025. On March 10, 2026, the Court appointed Co-Lead Plaintiffs. On April 24, 2026, the Court approved the parties’ proposed case management schedule. Pursuant to that schedule, Plaintiffs’ Amended Complaint is due on or before May 11, 2026, and Defendants shall either answer the Amended Complaint or request a pre-motion conference and file a letter stating the basis for the motion on or before July 13, 2026. The Company believes it has meritorious defenses and intends to vigorously defend against the Action.

With respect to all litigation and related matters, the Company records a liability when the Company believes it is probable that a liability has been incurred, and the amount can be reasonably estimated. As of the end of the period covered by this report, due to the stage of the cases the Company is not able to estimate any range of potential loss related to these matters and has not recorded any liability other than the settlement described above. It is possible that the Company could be required to pay damages (in excess of insurance coverages), incur other costs or establish accruals in amounts that could not be reasonably estimated as of the end of the period covered by this report.

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

The employment agreement with the EVP of Engineering expires in August 2026 and provides for an annual salary of $476,000, and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination.

The severance agreement with the Company’s President and COO provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine months’ salary, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

Tariff Ruling

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade further ruled that importers that paid such tariffs are due refunds. Although we may be entitled to refunds of previously paid IEEPA tariffs, the amount and timing of any such refunds remain uncertain, and as of March 31, 2026, we have not recorded any amounts related to potential recoveries. Following these rulings, new tariffs under other laws and on imports from more countries were imposed, in addition to existing non-IEEPA tariffs.

NOTE 14 – Segment and Geographical Data

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker. We have one operating and reportable segment.

The Company’s CODM, (the President and Chief Operating Officer) evaluates performance of the Company and makes decisions regarding the allocation of resources based on total Company results. The measure of segment assets is reported on the balance sheet as total consolidated assets. The consolidated net income is the measure of segment profit that is most consistent with U.S. GAAP. Segment profit is used in developing the overall strategy and during the annual budget process, as well as considered in budget-to-actual variances monthly when making decisions about the allocation of operating and capital resources.

The CODM is regularly provided with not only the consolidated expenses as noted on the face of the income statement, but also the significant segment expenses as below:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025

	(in thousands)		(in thousands)

Net Revenue	$49,167	$43,961	$146,507	$130,897
Less:
Cost of revenue	19,678	18,834	60,934	56,665
Compensation-related expenses(1)	7,425	7,064	22,245	21,083
Commission expenses	1,804	1,584	5,214	4,543
Marketing, advertising and other promotional expenses	1,361	526	3,212	2,332
Research and development (excluding compensation related benefits)	400	328	1,064	1,004
Selling, general, and administrative expenses(2)	3,687	4,479	10,630	11,097
Litigation settlement cost	16,000	—	16,000	—
Interest and other (income), net	(986)	(862)	(2,964)	(2,927)
Provision for Income Taxes	206	1,886	4,912	5,326
Segment (Loss) Profit	$(408)	$10,122	$25,260	$31,774
(1)	Excludes stock based compensation.
(2)	Excludes compensation-related expenses, commission expenses and marketing, advertising and other promotional expenses.

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

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Sales to external customers:
United States	$48,348	$43,482	$144,813	$129,850
Foreign	819	479	1,694	1,047
Total Net Revenue	$49,167	$43,961	$146,507	$130,897

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	March 31, 2026	June 30, 2025
Long-lived assets:
United States	$5,732	$5,264
Dominican Republic	8,540	9,157
Total Long-lived assets	$14,272	$14,421

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the end of the period covered by the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

On April 30, 2026, the Company’s Board of Directors declared a cash dividend of $.15 per share payable on July 3, 2026, to stockholders of record on June 12, 2026.

On May 1, 2026, the Company reached a settlement in principle to resolve all remaining claims in the action, captioned Zornberg v. NAPCO Security Technologies, Inc. et al.  The settlement is subject to final documentation and Court approval. The Company’s share of the settlement payment is $16,000,000, net of any insurance reimbursements, which is reflected in the accompanying financial statements. See Note 13.

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

All forward-looking statements in this document are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” and “Napco” refer to Napco Security Technologies, Inc. and our subsidiaries.

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

Since 1969, NAPCO has established a heritage and proven record in the professional security community for delivering both advanced technology and high-quality security solutions, building many of the industry’s widely recognized brands, such as NAPCO Security Systems, Alarm Lock, NAPCO Access Pro, Marks USA, and other popular product lines.  We are dedicated to developing innovative technology and producing the next generation of reliable security solutions that utilize remote communications and wireless networks.

Highlights from the three and nine months ended March 31, 2026 compared with the comparable period included:

●	Total revenue increased 11.8% and 11.9% to $49.2 million and $146.5 million, respectively.
●	Equipment revenue increased 8.4% and 10.9% to $24.2 million and $74.3 million, respectively, while recurring service revenues (“RSR”) increased 15.4% and 13.0% to $24.9 million and $72.2 million, respectively.
●	Total gross profit margin increased from 57.2% to 60.0% and from 56.7% to 58.4% for the three and nine months ended March 31, 2026 and 2025, respectively.

Industry Landscape

Our industry is dynamic and highly competitive; our competitors are continually developing new products and solutions for consumers and businesses with frequent changes in both technologies and business models. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business. Napco continually innovates through a broad range of research and development activities that seek to identify and address the changing demands of customers, industry trends, and competitive forces to adapt and respond to customer and user preferences over an extended time in pace with this changing environment... We must continue to evolve and

Economic Conditions and Other Factors

We are subject to the effects of general macroeconomic and market conditions.

The United States economy continues to experience various macroeconomic pressures, including pricing pressure from tariffs and inflation, sustained high interest rates, increased fuel costs and general economic and political uncertainty.

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade further ruled that importers that paid such tariffs are due refunds. Although we may be entitled to refunds of previously paid IEEPA tariffs, the amount and timing of any such refunds remain uncertain, and as of March 31, 2026, we have not recorded any amounts related to potential recoveries. Following these rulings, new tariffs under other laws and on imports from more countries were imposed, in addition to existing non-IEEPA tariffs.

We will continue to monitor these developments and assess their potential impacts, and are actively monitoring the changing global trade policies and the effects they may have on our business and broader macroeconomic environment; we have not experienced a material impact on our financial position to date and do not expect them to have a material detrimental impact on our business operations in the near term. However, given the uncertainty surrounding global markets because of U.S. tariff policy, we do not have clarity at this point over the potential medium to long term impacts our business may face. The availability of certain goods could be affected if foreign suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, which could negatively impact our supplier’s ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries.

Additionally, increased fuel costs resulting from the conflict in Iran and geopolitical tensions in the region has increased macroeconomic uncertainty generally and may lead to higher freight expense and cost pressure on the products offered by the Company. These pressures have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.

Furthermore, rising inflation, slower economic growth and increases in unemployment that may result from global trade disruptions could further deflate consumer demand and impact on the demand for our products.

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

Results of Operations

	Three months ended March 31,			Nine months ended March 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase/			% Increase/
	2026	2025	(decrease)	2026	2025	(decrease)
Revenue:
Equipment revenue	$24,238	$22,351	8.4%	$74,300	$66,993	10.9%
Service revenue	24,929	21,610	15.4%	72,207	63,904	13.0%
Total revenue	49,167	43,961	11.8%	146,507	130,897	11.9%
Gross Profit:
Gross Profit: equipment	6,949	5,499	26.4%	20,358	16,025	27.0%
Gross Profit: service	22,540	19,628	14.8%	65,215	58,207	12.0%
Total gross profit	29,489	25,127	17.4%	85,573	74,232	15.3%
Gross profit as a % of revenue:	60.0%	57.2%	4.9%	58.4%	56.7%	3.0%
Equipment	28.7%	24.6%	16.7%	27.4%	23.9%	14.6%
Services	90.4%	90.8%	(0.4)%	90.3%	91.1%	(0.9)%

Research and development	3,418	3,185	7.3%	10,131	9,349	8.4%
Selling, general and administrative	11,259	10,796	4.3%	32,234	30,710	5.0%
Selling, general and administrative as a percentage of net revenue	22.9%	24.6%	(6.9)%	22.0%	23.5%	(6.4)%
Litigation settlement cost	16,000	—	N/A	16,000	—	N/A
Operating (loss) income	(1,188)	11,146	(110.7)%	27,208	34,173	(20.4)%
Interest income, net	881	762	15.6%	2,618	2,631	(0.5)%
Other income, net	105	100	5.0%	346	296	16.9%
Provision for income taxes	206	1,886	(89.1)%	4,912	5,326	(7.8)%
Net (loss) income	(408)	10,122	(104.0)%	25,260	31,774	(20.5)%

Revenue

Revenue by major product lines is as follows:

	Three months ended March 31,			Nine months ended March 31,
	(dollars in thousands)			(dollars in thousands)
			% Increase			% Increase
	2026	2025	(decrease)	2026	2025	(decrease)
Revenue:
Equipment Revenue
Intrusion and access alarm products	$8,452	$8,049	5.0%	$25,481	$24,668	3.3%
Door locking devices	15,786	14,302	10.4%	48,819	42,325	15.3%
Total equipment revenue	24,238	22,351	8.4%	74,300	66,993	10.9%
Service revenue	24,929	21,610	15.4%	72,207	63,904	13.0%
Total Revenue	$49,167	$43,961	11.8%	$146,507	$130,897	11.9%

Three Months Ended March 31, 2026:

Total Revenue for the three months ended December 31, 2025, increased $5,206,000 (11.8%) to $49,167,000 as compared to $43,961,000 in the comparable period.

Net equipment revenues for the three months ended March 31, 2026, increased $1,887,000 (8.4%) to $24,238,000 as compared to $22,351,000 in the comparable period. The increase in net equipment revenue was attributable to increases in sales of door locking products of $1,484,000 (10.4%) and intrusion and access products of $403,000 (5.0%). The increased revenue from our door locking products was primarily a result of the impact of pricing increases (approximately 5.0%) with the balance a result of general increase in sales volume (approximately 5.4%). The increased revenue in our intrusion and access alarm products was primarily a result of the impact of pricing increases (approximately 10.1%), offset by a decrease in volume (approximately 5.1%) primarily related to our access products.

Net service revenues for the three months ended March 31, 2026, increased $3,319,000 (15.4%) to $24,929,000 as compared to $21,610,000 in the comparable period. The increase in net service revenues was due to an increase in the number of our cellular (radio) communication devices put into service and activated.

Nine Months Ended March 31, 2026:

Revenue for the nine months ended March 31, 2026, increased $15,610,000 (11.9%) to $146,507,000 as compared to $130,897,000 in the comparable period.

Net equipment revenues for the nine months ended March 31, 2026, increased $7,307,000 (10.9%) to $74,300,000 as compared to $66,993,000 in the comparable period. The increase in net equipment revenue was attributable to increases in the sales of door locking products of $6,494,000 (15.3%) and intrusion and access products of $813,000 (3.3%). The increased revenue from our door locking products was primarily a result of the impact of pricing increases (approximately 6.3%) with the balance a result of general increase in sales volume (approximately 9.0%). The increased revenue in our intrusion and access alarm products was primarily a result of the impact of pricing increases (approximately 10.8%), offset by a decrease in volume (approximately 7.5%) primarily related to our access products.

Net service revenues for the nine months ended March 31, 2026, increased $8,303,000 (13.0%) to $72,207,000 as compared to $63,904,000 in the comparable period. The increase in net service revenues was due to an increase in the number of our cellular (radio) communication devices put into service and activated.

Gross Profit

Three Months Ended March 31, 2026

Overall gross profit for the three months ended March 31, 2026, increased $4,362,000 to $29,489,000, or 60.0% of net revenue, as compared to $25,127,000, or 57.2% of net revenue, for the comparable period.

Gross profit from equipment revenue was $6,949,000, or 28.7% of equipment revenue, as compared to $5,499,000, or 24.6% of equipment revenue, for the comparable period. The increase in gross profit percentage from equipment revenue was primarily a result of product mix, increased volume in our locking products which improved the absorption rate of our fixed overhead costs, price increases that went into effect during Fiscal 2026 and reductions in sales discounts during the period.

Gross profit as a percentage of service revenue was consistent in both periods. Gross profit on service revenues was $22,540,000, or 90.4% of net service revenues, as compared to $19,628,000, or 90.8% of net service revenues, for the comparable period a year ago.

Nine Months Ended March 31, 2026

Overall gross profit for the nine months ended March 31, 2026, increased $11,341,000 to $85,573,000, or 58.4% of net revenue, as compared to $74,232,000, or 56.7% of net revenue, for the comparable period.

Gross profit from equipment revenue was $20,358,000, or 27.4% of equipment revenue, as compared to $16,025,000, or 23.9% of equipment revenue, for the comparable period. The increase in gross profit percentage from equipment revenue was primarily a result of product mix, increased volume in our locking products which improved the absorption rate of our fixed overhead costs, certain price increases that went into effect during the previous quarter and reductions in sales discounts during the period.

Gross profit as a percentage of service revenue was consistent in both periods. Gross profit on service revenues was $65,215,000, or 90.3% of net service revenues, as compared to $58,207,000, or 91.1% of net service revenues, for the comparable period a year ago.

Research and Development

Research and development expenses for the three months ended March 31, 2026, increased by $233,000 to $3,418,000, or 7.0% of net revenue, as compared to $3,185,000, or 7.2% of net revenue, for the comparable period. The increase in research and development expenses was primarily a result of increased labor compensation and benefit costs ($156,000).

Research and development expenses for the nine months ended March 31, 2026, increased by $782,000 to $10,131,000, or 6.9% of net revenue, as compared to $9,349,000, or 7.1% of net revenue, for the comparable period. The increase in research and development expenses was primarily a result of increased labor compensation and benefit costs ($766,000).

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2026, increased by $463,000 to $11,259,000 as compared to $10,796,000 for the comparable period. The increase in SG&A expenses was primarily attributable to increases in our tradeshow related expenses ($896,000) wages, bonus compensation and benefits ($205,000), commission related expenses ($215,000), 401(k) matching contributions ($86,000) and insurance expense ($59,000) offset by decreases in legal fees (net of insurance reimbursements) related to the litigation discussed in Note 13 ($880,000) and stock-based compensation ($96,000).

SG&A expenses for the nine months ended March 31, 2026, increased by $1,524,000 to $32,234,000 as compared to $30,710,000 for the comparable period. The increase in SG&A expenses was primarily attributable to increases in commission expense ($716,000), wages, bonus compensation and benefits ($397,000), tradeshow related expenses ($980,000), insurance ($151,000) and 401(k) matching contributions ($92,000), offset by decreases in accounting expenses ($498,000), legal fees related to the litigation discussed in Note 13 ($243,000)  and stock-based compensation $(359,000).

Litigation settlement costs

Litigation settlement costs for the three and nine months ended March 31, 2026 was $16,000,000, net of any insurance reimbursements, as a result of the settlement described in Note 13. The effect of such settlement was to reduce operating income by $16,000,000 and net income by $14,267,000 (giving effect to the lower income taxes resulting from the litigation expense).

Interest and Other Income, Net

	Three months ended March 31,			Nine months ended March 31,
	2026	2025	% Increase (Decrease)	2026	2025	% Increase (Decrease)

Interest income	$881	$762	16%	$2,618	$2,631	**
Investment income	105	100	**	346	296	**
	$986	$862		$2,964	$2,927

**Percentage change not meaningful.

Interest income increased for the three months ended March 31, 2026, as compared to the comparable period, primarily due to higher interest rates. Interest income remained consistent for the nine months ended March 31, 2026 as compared to the comparable period.

Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2026 decreased by $1,680,000 to $206,000 as compared to $1,886,000 for the same period a year ago. The Company’s effective rate for income tax was (102.0)% and 15.7% for the three months ended March 31, 2026 and 2025 respectively. The Company’s provision for income taxes for the nine months ended March 31, 2026 decreased by $414,000 to $4,912,000 as compared to $5,326,000 for the same period a year ago. The Company’s effective rate for income tax was 16.3% and 14.4% for the nine months ended March 31, 2026 and 2025 respectively. The Company’s effective tax rate for the three months ended March 31, 2026 decreased due to the litigation settlement costs lowering pre-tax income offset by discrete items incurred during the quarter. The Company’s effective tax rate for the nine months ended March 31, 2026 increased due to lower taxable income.

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

Our cash and cash equivalents increased by $31,327,000 during the nine months ended March 31, 2026, and our cash and cash equivalents and short-term investments were $124,952,000 as of March 31, 2026. We believe that there is minimal credit risk associated with the investments in cash equivalents and short-term investments due to the types of investment entered.

As of March 31, 2026, the Company’s available revolving credit line was $20,000,000, which expires in February 2029, there were no outstanding borrowings on the line as of March 31, 2026.

A summary of the cash flow activity for the nine months ended March 31, 2026 and 2025 is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $43.5 million for the nine months ended March 31, 2026 and was due to net income of $25.3 million and increase in adjustments for non-cash items of $6.4 million and from changes in operating assets and liabilities of $11.9 million. The changes in operating assets and liabilities were largely attributable to increases in inventories and income tax receivables and increases in accounts payable and accrued expenses partially offset by decreases in accounts receivables.

Net cash provided by operating activities was $38.9 million for the nine months ended March 31, 2025 and was due to net income of $31.8 million and increase in cash flow from changes in operating assets and liabilities of $6.9 million and adjustments for non-cash items of $0.3 million. The changes in operating assets and liabilities were largely attributable to decreases in accounts receivables, inventories and prepaid expenses partially offset by increases in income tax receivable and decreases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

The net cash provided by investing activities of $4.3 million during the nine months ended March 31, 2026 was primarily attributable to the redemption of marketable securities of $13.7 million partially offset by expenditures used for capital expenditures of $1.5 million and purchase of marketable securities of $7.8 million. The cash provided by investing activities of $15.1 million during the nine months ended March 31, 2026, was primarily attributable to redemption of other investments of $27.3 million partially offset by expenditures used for capital expenditures of $1.9 million and purchase of investments of $10.2 million. The change in use of cash for investing activities from 2025 to 2026 was a increase in the redemption of investments in term deposits (other investments).

Cash Flows from Financing Activities

The cash used in financing activities of $16.5 million for the nine months ended March 31, 2026 was primarily related to the payment of stockholder dividends and payment of tax withholdings related to stock option exercises. The cash used in financing activities of $45.9 million for the nine months ended March 31, 2025 was primarily related to the repurchase of treasury shares of $36.8 million and the payment of stockholder dividends of $9.2 million.

Contractual Obligations and Commitments

As of March 31, 2026, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principal manufacturing facility is located, at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We internally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes U.S. treasury securities with a total fair value of approximately $10.5 million as of March 31, 2026. These securities are subject to interest rate risk and, based on our investment portfolio as of March 31, 2026, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $211,000. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $815,000.

Tariff and Inflation Risks

Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. In recent years, we have seen fluctuating transportation costs caused by global supply chain disruptions or geopolitical instability and general inflation effects, which may cause pressure on our costs and margins. More specifically, we source a large amount of our raw materials from international countries, which exposes us to international supply chain inflation, particularly ocean freight, and to changes in the strength of the U.S. dollar. General inflationary pressures continue to increase the other elements of our cost of goods and operating expenses. During the first quarter of 2025, various tariffs were announced on imports into the U.S. The imposition tariffs will increase the cost of our products and could impact product margins. The uncertainty of future tariffs could also cause disturbances in ocean shipping capacity that could affect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs.

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

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 as well as the Form 424(b)(7) Prospectus, filed on March 7, 2024. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K and Form 424(b)(7) for the three and nine months ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2014, the Company’s board of directors authorized the repurchase of up to 2 million of the approximately 38.8 million shares of the Company’s common stock then outstanding. Such purchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock. In December of Fiscal 2018, the board of directors authorized the repurchase of up to an additional 1 million shares. In November of Fiscal 2025, the board authorized the repurchase of up to an additional 1 million shares. During the first quarter of the fiscal year ended June 30, 2025, the Company repurchased 193,252 shares of its outstanding common stock at a weighted average price of $37.67. During the second quarter of the fiscal year ended June 30, 2025, the Company repurchased 282,647 shares of its outstanding common stock at a weighted average price of $37.95. During the third quarter of the fiscal year ended June 30, 2025, the Company repurchased 745,000 shares of its outstanding common stock at a weighted average price of $25.22. Shares repurchased through the fiscal year ended June 30, 2025, are included in the Company’s Treasury Stock as of June 30, 2025. The Company currently has 359,741 available shares that can be repurchased under this authorization.

There were no common stock repurchases during the three and nine months ended March 31, 2026. The following table summarizes information about shares repurchased by the Company for the fiscal year ended June 30, 2025

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

May 5, 2026

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ RICHARD L. SOLOWAY

Richard L. Soloway
Chairman of the Board of Directors & Chief Executive Officer
(Chief Executive Officer)

By:	/s/ ANDREW J. VUONO

Andrew J, Vuono
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)