Form 10-K
period 2026-06-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2026-08-24
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _ to___

Commission File Number 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

333 Bayview Avenue, Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 842-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NSSC	The Nasdaq Stock Market LLP

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ⌧    No ◻

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2025 was $1,421,890,270, based on a closing price of $41.70 per share of the registrant's common stock as reported on The Nasdaq Global Select Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 21, 2026, there were 35,768,437 outstanding shares of the registrant’s common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended June 30, 2026.

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

Our net revenues were $202.3 million, $181.6 million and $188.8 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.  The increase in our net revenues from fiscal 2025 to 2026 was driven by the increase in revenues of equipment products ($9.5 million or 10.0%) as well as the continued growth of our recurring communication services ($11.2 million or 13.0%). The increase in net equipment revenues was due primarily to increased revenues of door-locking products ($6.9 million or 11.1%) and increased revenues of intrusion and access products ($2.6 million or 7.8%). The increase in net service revenues was due to net new activations of our fire and burglar cellular (radio) communication devices put into service and activated.

Our net income was $43.0 million, $43.4 million and $49.8 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. Net income for the fiscal year ended June 30, 2026 is inclusive of a one-time litigation settlement charge of ($16 million).

Our Products and Services

Since 1969, NAPCO has established a heritage and proven record in the professional security community for reliably delivering both advanced technology and high-quality security solutions, building many of the industry’s widely recognized brands, such as NAPCO Security Technologies, Alarm Lock, NAPCO Access Pro, Marks USA, and other popular product lines. The Company’s products and services are comprised primarily of the following:

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

Communication Services (Recurring Service Revenues)

In 2012, we began to generate monthly recurring service revenue by providing secure cellular and cloud access for intrusion and fire alarm communicators and other smart security devices. These services are provided to the Company’s customers on a month-to-month basis in exchange for a monthly fee. Revenues from these services have grown significantly over the past several years, increasing 29% from fiscal 2024 to fiscal 2026. These revenues, which currently have a gross margin of approximately 90.3% for the fiscal year ended June 30, 2026, represent approximately 48% of our total revenue for the fiscal year ended of June 30, 2026.

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

Intrusion and Fire Alarm Systems.

Alarm systems usually consist of various detectors, a control panel, a digital keypad and signaling equipment. When a break-in occurs, an intrusion detector senses the intrusion and activates a control panel via hard-wired or wireless transmission that sets off the signaling equipment and, in most cases, causes a bell or siren to sound. Communication equipment such as a cellular or digital communicator may be used to transmit the alarm signal to a central station or another person selected by a customer. Cellular communicators have become the standard, and panels and communicators are trending towards integration so that many alarm panels will contain an integrated cellular communication device.

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

●Combination Control Panels/Digital Communicators and Digital Keypad Systems. A combination control panel, digital communicator and a digital keypad have continued to be the leading configuration in terms of dealer and consumer preference. Benefits of the combination format include the cost efficiency resulting from a single microcomputer function, as well as the reliability and ease of installation gained from the simplicity and sophistication of micro-computer technology.
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

Access Control Systems.

Access control systems consist of one or more of the following: various types of identification readers (e.g. card readers, hand scanners), a control panel, a PC-based computer and electronically activated door-locking devices. When an identification card or other identifying information is entered into the reader, the information is transmitted to the control panel/PC, which then validates the data and determines whether to grant access by electronically deactivating the door locking device. An electronic log is kept which records various types of data regarding access activity.

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

School Security and Public Safety

School security and public safety continue to be an important market, and we have developed products to help address security concerns arising from the significant need for increased security in schools and other public spaces. In the U.S., there are over 100,000 K-12 schools, over 5,000 colleges and universities and over 350,000 houses of worship. As a result of increased “active shooter” incidents, a number of U.S. states and local governments have substantially increased school security budgets. Many colleges and universities have large endowments which are starting to be utilized to address this critical issue. Security equipment and services focused on education has reached over $3 billion in revenues and this segment is still in the early stages as many K-12 schools, colleges and universities have still not addressed this issue.

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

Our Strategy

Due to paradigm changes in the security marketplace, the Company’s focus has been on mandatory (non-elective) systems, such as fire systems with central station monitoring in commercial buildings, and IoT-driven connectivity services in high growth and margin categories. As copper land lines continue to be phased out and more people are required to switch to cellular phone service for their homes, our cellular communication services become increasingly attractive in these installations, both new and existing. We have built a strong competitive position by developing a wide range of software capabilities from embedded micro-coding to enterprise system software, database design, mobile applications development, user portal design, mechanical and electronic mechanisms and telecommunications, featuring our significant radio and cellular communications expertise. This has enabled us to create recurring revenue opportunities across product lines, and sustained profitability from recurring revenue with margins that approach or exceed 90%. We are also focusing on security solutions for the healthcare industry, including anti-ligature lockets designed for life safety and liability reduction in hospitals, behavior health institutions and correctional facilities, and such products are highly profitable while complying with applicable regulatory and health standards. We believe that our ability to design and produce these products and services is possible due to our advanced set of in-house engineering technology capability from mechanical to electronic and electro-mechanical products, digital, microprocessor and analog circuit design, networking products, and wireless and cellular communications electronics.

Research and Development

The success of the Company’s business depends substantially on its ability to develop new and proprietary technology and products conducted primarily by its engineering department to develop and improve the products. The Company intends to continue to conduct a significant portion of its future research and development activities internally. We spend approximately 6% to 7% of our revenues on research and development.

Our Human Capital Resources

As of June 30, 2026, the Company had 1,049 full-time employees. 293 of these were located in the United States (“U.S.”) and 756 were located at our manufacturing facility in the Dominican Republic (“DR”). 38 of our U.S. employees are covered by a collective bargaining agreement. We also engage consultants from time to time. Management considers its relationship with its employees to be very good.

Hiring, motivating and retaining talented employees is an ongoing priority to Napco. Maintaining a talented workforce at all levels is critical to our ability to deliver high-quality products and services to our customers as well as maintain shareholder value.

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

Marketing

The Company's staff of 61 sales and marketing employees sell and market our products primarily to independent distributors, wholesalers and dealers of security alarm and security hardware equipment. The Company currently has approximately 2,200 active customers made up of distributors, installing dealers and wholesalers who purchase our products directly from the Company as well as many more who purchase our products from these distributors. The Company's sales representatives periodically contact existing and potential customers to introduce new products and create demand for those as well as other Company products. These sales representatives, together with the Company's technical personnel, provide training and other services to wholesalers and distributors so that they can better service the needs of their customers. In addition to direct sales efforts, the Company advertises in technical trade publications and participates in trade shows in major United States cities.

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

The Artificial Intelligence (“AI”) data center buildout has increased demand across a broad range of electronic components, including microcontrollers, memory devices, power management integrated circuits, networking components and other semiconductors used in our products. Suppliers may allocate limited manufacturing capacity to customers serving AI and cloud infrastructure markets, reducing availability for security and access control manufacturers such as us. Discussions within the Company have noted that the AI data center boom has materially altered the competitive landscape for electronic component supply.

Consequently, we may experience longer lead times, cost increases, allocation restrictions or reduced product availability from suppliers. If we are unable to obtain sufficient quantities of critical components, identify alternative sources, or pass increased costs to customers, our ability to manufacture and deliver products could be adversely affected.

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

Risks Related to Our Business

Our business could be materially adversely affected because of general economic and market conditions.

We are subject to the effects of general economic and market conditions. If any of these conditions deteriorate, our revenue, profit and cash-flow levels could be materially adversely affected in future periods. In the event of such deterioration, many of our current or potential future customers may experience serious cash flow problems and as a result may modify, delay or cancel purchases of our products. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. If such events do occur, they may result in our expenses being too high in relation to our revenues and cash flows. Volatile, negative, or uncertain economic conditions, an increase in the likelihood of a recession, or concerns about these or other similar risks may negatively affect the demand for our products, which could materially and adversely affect our business, results of operations, and financial condition.

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

Our business may also be materially adversely affected by the announcement or introduction of new products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. Our industry is characterized by constantly improved products. There can be no assurance that competitors will not develop products that are superior to the Company’s products. We have historically invested approximately 6% to 7% of annual revenues on R&D to mitigate this risk. However, many of our competitors have dedicated more resources and capabilities to R&D, including committing more engineers and capital expenditures, to develop and design new products that may enter the market sooner or with more penetration. Future success will depend, in part, on our ability to continue to develop and market products and product enhancements cost-effectively. The Company’s research and development expenditures are principally targeted at enhancing existing products, and to a lesser extent at developing new ones. Further, there can be no assurance that the Company will not experience additional price competition, and that such competition may not adversely affect the Company’s revenues and results of operations

We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate as well.

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

Increased demand for semiconductors and electronic components driven by artificial intelligence ("AI") infrastructure and data center expansion could adversely affect our supply chain and operating results.

The rapid growth of AI applications and the expansion of large-scale data centers have significantly increased global demand for semiconductors, processors, memory devices, power management components and other electronic parts. As a result, component manufacturers may prioritize production capacity for higher-volume or higher-margin customers serving AI, cloud computing and hyperscale data center markets.

We rely on a variety of third-party suppliers for critical electronic components used in our products. Increased competition for available semiconductor capacity could result in extended lead times, reduced allocations, higher prices, supply shortages and less favorable purchasing terms. In addition, shortages affecting a single component may delay the production and shipment of finished products, even when other materials remain available.

While we maintain inventory strategies, supplier relationships and alternative sourcing initiatives designed to mitigate supply disruptions, there can be no assurance that these efforts will be sufficient. Any significant interruption in the supply of critical components, inability to obtain required quantities at commercially reasonable prices, or failure of suppliers to meet our requirements could increase our costs, delay customer deliveries, reduce revenue, adversely affect margins and harm our reputation with customers.

The impact of these risks may be amplified by geopolitical tensions, trade restrictions, manufacturing concentration in certain regions, transportation disruptions or continued growth in AI-related demand for advanced and legacy semiconductor products.

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

Certain of our expenses are fixed or semi-variable, including our costs for operating our manufacturing facilities. While expense levels relating to current sales levels result in positive net income and cash flows, if sales levels decrease significantly and we are unable to reduce expenses proportionately, our business may be adversely affected. The amount of our operating expenses are subject to variables and factors that may not be within our control, including but are not limited to, unexpected expenses relating to the manufacturing of products; increased compensation requirements for our employees and cost of raw materials. A significant portion of our expense is labor cost, including costs for workers who are operating our facility in the Dominican Republic. While we have been able to control our expenses due to the lower labor costs in the Dominican Republic, there is no guarantee that such costs will not increase in the future, or that a sufficient number of workers in Dominican Republic will be available to operate the facility efficiently, and our failure to maintain effective labor costs may adversely affect our results of operations. We may face heightened inflationary pressure, which could impact the cost of doing business in both supply and labor markets. Any potential inflationary pressures could be exacerbated by geopolitical turmoil and economic policy actions, and the duration of any such pressures is uncertain.

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

The financial health of our distributors and wholesalers and our continuing relationships with them are important to our success. Some of these distributors and wholesalers, particularly smaller firms with limited working capital and resources, may not be able to withstand adverse changes in business conditions or mitigate the negative impact of a prolonged economic downturn or recession, including the impact of the COVID-19 pandemic. The failure of our distributors to maintain financial health and success will impact our ability to generate revenues. Furthermore, our relationship with distributors may change or terminate due to other factors beyond our control, including but are not limited to, acquisition of distributors by third parties may not be willing to continue the relationship with us; internal restructuring or refocus of business strategies; and changes in management, all of which may negatively impact our ability to continue to sell to such distributors. Finally, we generally do not have long-term agreements with distributors who purchase our products primarily through purchase orders. Without an agreement, we are not able to guarantee that such distributors will not discontinue or terminate relationship with us at any time, and any loss of distributor will negatively impact our financial conditions and results of operations.

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

The occurrence of any of these factors may adversely affect the production output and operation of our factory, which will disrupt our supply chain and negatively impact our financial performance. Furthermore, we have not identified any alternative third-party factory that can manufacture our products; therefore, it would be difficult for us to replace any loss of output of capacity if our factory in Dominican Republic is not functioning properly or at all.

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

Changes in U.S. policies, including tariffs may adversely affect our business, financial condition, and results of operations. Tariff decisions in the current environment has become difficult to predict.

We source certain raw materials, components, and finished goods from international suppliers and are therefore exposed to changes in U.S. trade policy. In recent years, the United States has imposed, modified, suspended, or terminated tariffs under various statutory authorities, including IEEPA, Section 122, and Section 301. These actions have been subject to significant legal, political, and regulatory uncertainty, including court challenges and subsequent replacement tariffs. Recent developments have included judicial rulings concerning the legality of certain IEEPA-based tariffs and the implementation of alternative tariff programs under Section 122 and Section 301 authorities.

Future tariff actions, retaliatory trade measures, changes in tariff rates, expansion of tariff coverage, or modifications to applicable exemptions could increase our costs of goods sold, reduce profit margins, disrupt our supply chain, and negatively impact demand for our products. Although certain tariffs imposed under IEEPA have been invalidated by courts and may be subject to refund claims, replacement tariffs imposed under Section 122, Section 301, or other trade authorities may continue, expand, or be modified. The ultimate scope, duration, and economic impact of these measures remain uncertain and could adversely affect our sourcing costs, supply chain stability, and operating results. In addition, uncertainty regarding future trade policy may adversely affect purchasing decisions by customers, availability of suppliers, ocean freight capacity, and inventory planning.

While we may seek to mitigate the impact of tariffs through pricing actions, sourcing alternatives, contractual arrangements, or supply chain adjustments, there can be no assurance that such measures will fully offset increased costs or disruptions. Furthermore, ongoing litigation, administrative actions, and governmental policy changes relating to tariffs may create uncertainty regarding the amount, timing, and recoverability of any tariff-related costs or refunds. As a result, changes in the tariff environment could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

We rely on the effort and continuing service of our senior management members

The success of the Company is largely dependent on the effort and service of our senior management members, including Mr. Richard Soloway, the Founder and Executive Chairman, and Mr. Kevin Buchel, Chief Executive Officer and President. We depend on them for various aspects of our business operation, including their experience and knowledge in the industry, extensive relationships with distributors and customers, and their leadership to develop and implement business strategies. The loss or reduction of services by Mr. Soloway and Mr. Buchel could have a material adverse effect on the Company’s business and prospects. Messrs Soloway and Buchel are 80 and 73 years old, respectively.

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

Recent and proposed changes to SEC reporting and filer-status requirements may affect the Company's future compliance obligations under Section 404 of the Sarbanes-Oxley Act and other disclosure rules. Regardless of any reduction in external attestation requirements, management remains responsible for maintaining effective internal control over financial reporting. Failure to maintain effective controls, successfully implement regulatory changes, or address evolving disclosure requirements could result in increased compliance costs, regulatory scrutiny, litigation exposure, reputational harm, or loss of investor confidence.

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

Stockholder activism, which can take many forms or arise in a variety of situations, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board of Directors, has been increasing recently. Volatility in the price of our common stock or other reasons has caused, and may continue in the future to cause, us to become the target of securities litigation or stockholder activism. Activist stockholders who disagree with the composition of our Board of Directors, our strategy, or the way our company is managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business, or engaging in other similar activities. Responding to any actions by activist stockholders, including proxy contests, can be costly and time-consuming, has diverted the attention of management, our Board of Directors and our employees, and may be disruptive to our operations. We may be required to incur significant fees and other expenses related to activist stockholder matters, including for third-party advisors.

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

We rely on a multidisciplinary team, including our information security function, outside legal counsel, management, and third-party service providers, as described further below, to identify, assess, and manage cybersecurity threats and risks. These processes include, among other things, quarterly security awareness training for employees, instituting programs to increase awareness of phishing attempts, multi-layered tools to detect and monitor unusual network activity, and processes to contain, escalate and respond to incidents. In addition, we have an enterprise Information Security Policy describing our cybersecurity program and governance structure and the processes and procedures in place to identify, mitigate and remediate cybersecurity threats and risks.

We have an incident response plan for managing cybersecurity incidents and associated crisis communication procedures designed to facilitate coordination across the Company and with our partners, customers, the public and others.

To further protect our business, we partner with a third-party vendor to provide cybersecurity and risk management as a managed service offering. They provide cybersecurity risk assessment and threat intelligence to the Company, in addition to acting as a managed service provider for our information technology program. While third-party providers contribute specialized resources and around-the-clock monitoring capabilities, responsibility for the Company’s cybersecurity strategy, risk management and decision-making remains with the internal IT team. Led by our Vice President of Information Technology, who has extensive experience in information security and technology risk management, the internal team works closely with these partners to evaluate cybersecurity risks, review testing and assessment results, prioritize remediation efforts and implement security improvements to lessen cybersecurity risk. This cost-effective partnership model enables the Company to leverage external expertise while maintaining strong internal oversight, accountability and alignment with business objectives. By combining internal knowledge of the Company’s operations with specialized third-part capabilities, the Company has established a comprehensive cybersecurity program designed to identify, assess, manage and mitigate cybersecurity risk.

Third Party Risk Management

We also monitor and manage cybersecurity risks associated with our third-party service providers, including our managed security service provider, system support vendors and other critical relationships, among other things, the processes set forth in our policies and procedures, due diligence processes, regular oversight, monitoring and auditing of our relationships by internal staff, supplier codes of conduct and escalation practices for reporting issues. We require our third-party providers to meet appropriate security requirements and controls prior to providing access to our internal systems, and investigate and report any security incidents, as appropriate.

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

ITEM 2: PROPERTIES.

The Company owns executive offices and production and warehousing facilities at 333 Bayview Avenue, Amityville, New York. This facility consists of a fully-utilized building of approximately 100,000 square feet on a six acre plot. This six-acre plot provides the Company with space for expansion of office, manufacturing and storage capacities.

The Company’s foreign subsidiary located in the Dominican Republic, Napco DR, S.A., owns a building of approximately 180,000 square feet of production and warehousing space in the Dominican Republic. That subsidiary also leases the land associated with this building under a 99-year lease expiring in the year 2092 at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease. As of June 30, 2026, a majority of the Company’s products were manufactured at this facility, utilizing U.S. quality control standards.

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

ITEM 4: MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “NSSC.” As of August 21, 2026, there were approximately 43 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Information:

Dividend Declaration Date	Stockholders of Record Date	Dividend Payable Date	Per Share Cash Dividend Amount

April 30, 2026	June 12, 2026	July 3, 2026	$ 0.15
January 29, 2026	March 12, 2026	April 3, 2026	$ 0.15
October 30, 2025	December 12, 2025	January 2, 2026	$ 0.14
August 21, 2025	September 12, 2025	October 3, 2025	$ 0.14
May 2, 2025	June 12, 2025	July 3, 2025	$ 0.14
January 30, 2025	March 12, 2025	April 3, 2025	$0.125
November 1, 2024	December 12, 2024	January 3, 2025	$0.125
August 22, 2024	September 12, 2024	October 3, 2024	$0.125
May 2, 2024	June 3, 2024	June 24, 2024	$ 0.10
February 1, 2024	March 1, 2024	March 22, 2024	$ 0.10
November 2, 2023	December 1, 2023	December 22, 2023	$ 0.08
August 18, 2023	September 1, 2023	September 22, 2023	$ 0.08

Equity Compensation Plan Information as of June 30, 2026:

NUMBER OF SECURITIES
	NUMBER OF SECURITIES	WEIGHTED AVERAGE	REMAINING AVAILABLE FOR
	TO BE ISSUED UPON	EXERCISE PRICE OF	FUTURE ISSUANCE (EXCLUDING
	EXERCISE OF	OUTSTANDING	SECURITIES REFLECTED IN
	OUTSTANDING OPTIONS	OPTIONS	COLUMN (a)
PLAN CATEGORY	(a)	(b)
Equity compensation plans approved by security holders (1):	394,964	$28.27	844,100
Equity compensation plans not approved by security holders:	—	—	—
Total	394,964	$28.27	844,100
(1)	In August 2022, the stockholders approved the 2022 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 950,000 shares of the Company’s common stock to be acquired by the holders of such awards. In May 2020, the stockholders approved the 2020 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards. In December 2018, the stockholders approved the 2018 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards. In December 2012, the stockholders approved the 2012 Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,900,000 shares of the Company’s common stock to be acquired by the holders of such awards. No further grants can be awarded from the 2012 Employee Stock Option Plan after December 2022. In December 2012, the stockholders also approved the 2012 Non-Employee Stock Option Plan which authorizes the granting of awards, the exercise of which would allow up to an aggregate of 100,000 shares of the Company’s common stock to be acquired by the holders of such awards. No further grants can be awarded from the 2012 Non-Employee Stock Option Plan after December 2022

ITEM 6: RESERVED

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Napco Security Technologies, Inc. (“NAPCO”). MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2026 compared to the year ended June 30, 2025. For a discussion of the year ended June 30, 2025 compared to the year ended June 30, 2024, please refer to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2025.

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

Highlights from fiscal year 2026 compared with fiscal year 2025 included:

●	Net revenues for the year increased 11.4% to $202.3 million.
●	Recurring service revenue (“RSR”) for the year increased 13% to $97.5 million.
●	Gross margin for recurring service revenue was 90.3% for fiscal 2026.
●	Overall gross margin increased to 59.2%, which included a benefit of approximately 50 basis points from tariffs for fiscal 2026
●	Net income decreased 1% to $43.0 million after giving effect to a one-time litigation settlement charge of $16 million.
●	Non-GAAP Adjusted EBITDA, a measurement of operating performance increased 27.9% to $66.7 million.

Please see Non-GAAP Measures below in this section of this Annual Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with GAAP, for the years ended June 30, 2026 and 2025.

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

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade further ruled that importers that paid such tariffs are due refunds. Although certain tariffs imposed under IEEPA have been invalidated by courts and are subject to refund claims, replacement tariffs have been imposed under Section 122 and Section 301, and other trade authorities may continue, expand, or be modified. The ultimate scope, duration, and economic impact of these measures remain uncertain. As of June 30, 2026 the Company has received or accrued certain IEPPA refund claims. The Company has submitted additional claims which the Company cannot ensure the probability of collection and therefore, no refund receivable has been recognized related to these claims.

The AI data center buildout has increased demand across a broad range of electronic components, including microcontrollers, memory devices, power management integrated circuits, networking components and other semiconductors used in our products. Suppliers may allocate limited manufacturing capacity to customers serving AI and cloud infrastructure markets, reducing availability for security and access control manufacturers such as us.

Consequently, we may experience longer lead times, cost increases, allocation restrictions or reduced product availability from suppliers. If we are unable to obtain sufficient quantities of critical components, identify alternative sources, or pass increased costs to customers, our ability to manufacture and deliver products could be adversely affected.

The markets for security devices and services are dynamic and highly competitive. Our competitors are continually developing new products and solutions for consumers and businesses. We must continue to evolve and adapt to respond to customer and user preferences over an extended time in pace with this changing environment.

Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of various risk factors that could affect us.

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

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments are as follows (in thousands):

	June 30, 2026	June 30, 2025

Cash	$34,013	$34,832
Money Market Fund	92,915	48,249
	$126,928	$83,081

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

A summary of the cash flow activity for the year ended June 30, 2026 and 2025 is as follows (in thousands):

Cash Flows from Operating Activities

	Fiscal Year ended June 30,
	2026	2025

Net income	$43,027	$43,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,208	2,276
Unrealized gain on marketable securities	—	(177)
Realized gain on sales of marketable securities	(407)	(56)
(Recovery of) credit losses	76	(7)
Change to inventory reserve	(444)	643
Deferred income taxes	2,371	(1,048)
Stock-based compensation expense	989	1,513
Changes in operating assets and liabilities:	13,325	6,977
Net Cash Provided by Operating Activities	$61,145	$53,527

Net cash provided by operating activities was $61.1 million for the year ended June 30, 2026 and was due to net income of $43.0 million, adjustments for non-cash items of $4.8 million and an increase in cash flow from changes in operating assets and liabilities of $13.3 million. The changes in operating assets and liabilities were largely attributable to decreases in inventories and increases in accrued expenses offset by increases in accounts receivables, income tax receivable and prepaid expenses.

Net cash provided by operating activities was $53.5 million for the year ended June 30, 2025 and was due to net income of $43.4 million, adjustments for non-cash items of $3.1 million and an increase in cash flow from changes in operating assets and liabilities of $7.0 million. The changes in operating assets and liabilities were largely attributable to decreases in inventories, accounts receivable and prepaid expenses offset by decreases in accounts payables and accrued expenses.

Cash Flows from Investing Activities

	Fiscal Year ended June 30,
	2026	2025
Purchases of property, plant, and equipment	$(1,917)	$(2,116)
Purchases of marketable securities	(11,370)	(12,835)
Proceeds from sales of marketable securities	17,236	2,556
Redemption of other investments	—	26,980
Net Cash Provided by Investing Activities	$3,949	$14,585

The cash provided by investing activities during the year ended June 30, 2026 was primarily attributable to proceeds from the sale of marketable securities. The Net cash provided by investing activities was partially offset by net cash used for capital expenditures and purchase of marketable securities. The cash provided by investing activities during the year ended June 30, 2025 was primarily attributable to proceeds from the sale of marketable securities as well as the redemption of our Certificate of Deposits which were classified as other investments. The Net cash provided by investing activities was partially offset by net cash used for capital expenditures and purchase of marketable securities.

Cash Flows from Financing Activities

	Fiscal Year ended June 30,
	2026	2025
Proceeds from stock option exercises	$628	$54
Dividends paid	(20,334)	(13,632)
Purchase of treasury shares	—	(36,794)
Payment of tax withholdings related to stock option exercises	(1,541)	—
Net Cash Used in Financing Activities	$(21,247)	$(50,372)

The cash used in financing activities for the year ended June 30, 2026 was primarily related to the payment of stockholder dividends as well as payment of tax withholdings related to stock option exercises while the year ended June 30, 2025 was primarily related to the payment of stockholder dividends and the purchase of treasury shares.

As of June 30, 2026, the Company’s available revolving credit line was $20,000,000, which expires in February 2029. As of June 30, 2026 and 2025, the Company has no outstanding debt.

The Company takes into consideration several factors in measuring its liquidity, including the ratios set forth below:

	As of June 30,
	2026	2025
Current Ratio	4.9 to 1	6.8 to 1
Sales to Receivables	5.6 to 1	6.0 to 1

Working Capital. Working capital increased by $27,142,000 to $165,529,000 as of June 30, 2026 from $138,387,000 at June 30, 2025. Working capital is calculated by deducting Current Liabilities from Current Assets.

Contractual Obligations and Commitments

As of June 30, 2026, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease for approximately 4 acres of land in the Dominican Republic, on which the Company’s principal manufacturing facility is located, at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

Results of Operations

Fiscal 2026 Compared to Fiscal 2025

	Fiscal year ended June 30, (dollars in thousands)
			% Increase/
	2026	2025	(decrease)
Revenue:
Equipment revenue	$104,788	$95,291	10.0%
Service revenue	97,528	86,330	13.0%
Total revenue	202,316	181,621	11.4%
Gross Profit:
Gross profit: equipment	31,757	22,496	41.2%
Gross profit: services	88,034	78,534	12.1%
Total gross profit	119,791	101,030	18.6%
Gross profit as a % of net sales	59.2%	55.6%	6.4%
Equipment	30.3%	23.6%	28.4%
Services	90.3%	91.0%	(0.8)%

Research and development	13,791	12,581	9.6%
Selling, general and administrative	44,362	42,190	5.1%
Selling, general and administrative as a % of net sales	21.9%	23.2%	(5.6)%
Litigation settlement cost	16,000	—	100.0%
Operating income	45,638	46,259	(1.3)%
Interest income, net	3,587	3,356	6.9%
Other income, net	597	454	31.5%
Provision for income taxes	6,795	6,663	2.0%
Net income	43,027	43,406	(0.9)%

Revenue

Revenue by major product lines is as follows:

	Year ended June 30,
	(dollars in thousands)
			% Increase
	2026	2025	(decrease)
Revenue:
Equipment Revenue
Intrusion and access alarm products
Intrusion products	$28,056	$24,541	14.3%
Access alarm products	7,600	8,543	(11.0)%
Total intrusion and access alarm products	35,656	33,084	7.8%
Door locking devices	69,132	62,207	11.1%
Total equipment revenue	104,788	95,291	10.0%
Service revenue	97,528	86,330	13.0%
Total Revenue	$202,316	$181,621	11.4%

Net revenue in fiscal 2026 increased by $20,695,000 to $202,316,000 as compared to $181,621,000 in fiscal 2025.

Net equipment revenue in fiscal 2026 increased $9,497,000 to $104,788,000 as compared to $95,291,000 in fiscal 2025. The increase in net equipment revenues was due to increased revenue from door-locking products of $6,925,000, or 11.1% and increased revenue of intrusion and access products of $2,573,000 million or 7.8%.

The increased revenue from our door locking products was primarily a result of the impact of pricing increases (approximately 6.1%) with the balance due to increased sales volume (approximately 5.0%). The impact of price increases was a result of both our Alarm Lock and Marks USA locking divisions (approximately 6.7% and 4.8%, respectively), sales volume on Alarm Lock grew approximately 13% and Marks USA volume decreased approximately 8.2% as compared to Fiscal 2025.

The increased revenue in our intrusion and access alarm division was primarily a result of the impact of pricing increases (approximately 9.1%), offset by a decrease in volume (approximately 1.3%). Intrusion product revenue increased by approximately 14.3% because of price increases of 10.4% and increased volume of 3.9%, primarily driven by the sale of our fire radio communicators. Access alarm products revenue decreased approximately 11.0% because of price increases of 4.2%, offset by decreased volume of approximately 15.2%.

Net service revenues for fiscal 2026 increased $11,198,000 to $97,528,000 as compared to $86,330,000 in fiscal 2025. The increase in net service revenues was due to an increase in the number of our cellular communication devices (radios) put into service and activated. The main driver of new activations was new installations of our fire radio communicators installed by our dealer network.

Gross Profit

The Company's gross profit increased by $18,761,000 to $119,791,000 in fiscal 2026 as compared to $101,030,000 in fiscal 2025. Overall, gross margins increased to 59.2% of net revenue in 2026 from 55.6% in 2025.

Gross profit from equipment revenue was $31,757,000 or 30.3% of net equipment revenue, as compared to $22,496,000 or 23.6% of net equipment revenue, in fiscal 2025.

The increase in gross profit percentage from equipment revenue was primarily a result of price increases (inclusive of lower sales discounts and allowance), the impact of the refund of tariffs paid in fiscal 2025 (1.0%), reduced charges related to inventory reserves (0.5%), offset by increased technical services costs (0.5%) as a result of investments in AI automation solutions.

Gross profit as a percentage of service revenue was consistent in both periods. Gross profit on service revenue was $88,034,000 or 90.3% of net service revenue in fiscal 2026 and $78,534,000 or 91.0% of net service revenue, in fiscal 2025.

Research and Development

Research and Development expenses increased by $1,210,000 to $13,791,000 or 6.8% of net revenue in fiscal 2026 as compared to $12,581,000 or 6.9% of net revenue in fiscal 2025. The increase is primarily due to increases of $1,040,000 in personnel-related expenses mainly from annual merit increases of engineering staff, and additional cost of obtaining UL approvals $106,000 for new products.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2026 increased by $2,172,000 to $44,362,000 or 21.9% of net revenue as compared $42,190,000 or 23.2% of net revenue in fiscal 2025. The increase is primarily due to increases of $767,000 in personnel-related expenses mainly from merit increases and the hiring of additional personnel in the sales and information technology departments, $775,000 in commission payments mainly from the aforementioned increases in equipment revenue, $327,000 in tradeshow related activities, $184,000 in insurance and $152,000 in 401(k) matching expenses, $104,000 in credit card processing fees related to our service revenue, and $110,000 in other administrative costs, offset by decreases in professional fees of $247,000.

Litigation settlement costs

Litigation settlement costs, net of any insurance reimbursements of $16,000,000 was recognized in fiscal 2026 as a result of the settlement described in Note 14.

Interest and Other Income (Expense)

	Year ended June 30, (dollars in thousands)
	2026	2025	% Increase (Decrease)

Interest Income	$3,587	$3,356	7%
Investment Income	458	445	3%
Other, net	139	9	**
	$4,184	$3,810

**Percentage change not meaningful.

Interest income increased for fiscal 2026, compared to fiscal 2025, primarily due to the increase in our cash and cash equivalents as well as higher interest rates.

Income Taxes

The Company’s provision for income taxes for fiscal 2026 increased by $132,000 to $6,795,000 as compared to $6,663,000 for the same period a year ago. The Company’s effective tax rate (13.6% fiscal 2026 and 13.3% fiscal 2025) was consistent in both periods.

Non-GAAP Measures

We define non-GAAP adjusted EBITDA as our GAAP net income plus income tax expense, net interest income, stock-based compensation, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, litigation settlement costs, and depreciation and amortization expense. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense related to equity compensation. We define non-GAAP adjusted EBITDA margin as Adjusted EBITDA divided by net revenue. Non-GAAP adjusted EBITDA and adjusted EBITDA margin are not a measure calculated in accordance with GAAP. See the table below for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

We have included non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin in this report because they are key measure our management uses to understand and evaluate our core operating performance and trends, to generate future operating plans, to make strategic decisions regarding the allocation of capital and to make strategic investment decisions. Further, we believe the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of litigation settlement costs and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Accordingly, we believe non-GAAP adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (a) although amortization and depreciation are non-cash charges, the assets being amortized and depreciated may have to be replaced in the future, and non-GAAP adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) non-GAAP adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) non-GAAP adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) non-GAAP adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate non-GAAP adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year ended June 30,
	2026	2025
Non-GAAP adjusted EBITDA:
Net income, as reported	$43,027	$43,406
Interest income, net	(3,587)	(3,356)
Provision for income taxes	6,795	6,663
Depreciation and amortization	2,208	2,276
Non-GAAP EBITDA	48,443	48,989
Adjustments:
Stock based compensation	989	1,513
Nonrecurring legal expense	1,238	1,624
Litigation settlement cost	16,000	-
Total adjustments	18,227	3,137
Non-GAAP adjusted EBITDA	$66,670	$52,126
Non-GAAP adjusted EBITDA margin	33.0%	28.7

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We internally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $10.6 million at June 30, 2026. These securities are subject to interest rate risk and, based on our investment portfolio as of June 30, 2026, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $213,000. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

We are also exposed to foreign currency risk relative to expenses incurred in Dominican Pesos ("RD$"), the local currency of the Company's production facility in the Dominican Republic. The result of a 10% strengthening or weakening in the U.S. dollar to the RD$ would result in an annual increase or decrease in income from operations of approximately $830,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

a. Financial Statements: Financial statements required pursuant to this Item are presented on pages FS-1 through FS-35 of this report as follows:

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Napco Security Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Napco Security Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Excess and Slow-Moving Inventory Reserve — Refer to Note 1 and 6 to the financial statements

Critical Audit Matter Description

Management records a reserve for excess and slow-moving inventory, which represents any excess of the cost of the inventory over its estimated net realizable value. The reserve is calculated using an estimated reserve percentage applied to the inventory based on age, historical trends, product life cycle, requirements to support forecasted sales, and the ability to find alternate applications of its raw materials and to convert finished product into alternate versions of the same product. The reserve for excess and slow-moving inventory was $5.1 million at June 30, 2026.

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

/s/ DELOITTE & TOUCHE LLP

Jericho, New York

August 24, 2026

We have served as the Company's auditor since fiscal year 2024.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	June 30, 2025

	(in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$126,928	$83,081
Marketable securities	10,637	16,095
Accounts and other receivable, net of allowance for credit losses of $101 and $25 as of June 30, 2026 and June 30, 2025, respectively	35,975	30,108
Inventories	30,118	29,962
Prepaid expenses and other current assets	4,325	3,198
Total Current Assets	207,983	162,444
Inventories - non-current	9,256	11,313
Property, plant and equipment, net	9,238	9,233
Intangible assets, net	2,990	3,287
Deferred income taxes	4,105	6,476
Operating lease - Right-of-use asset	4,906	5,188
Other assets	190	200
Total Assets	$238,668	$198,141

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$6,925	$5,742
Accrued expenses	8,546	8,712
Accrued litigation costs	16,000	—
Accrued salaries and wages	4,484	4,398
Dividends payable	5,365	4,992
Accrued income taxes	1,134	213
Total Current Liabilities	42,454	24,057
Accrued income taxes	33	143
Operating lease liability	5,179	5,335
Total Liabilities	47,666	29,535
Commitments and Contingencies (Note 13)
Stockholders' Equity
Common Stock, par value $0.01 per share; 100,000,000 shares authorized as of June 30, 2026 and 2025; 39,883,051 and 39,771,035 shares issued; and 35,768,437 and 35,656,421 shares outstanding, respectively.	399	398
Additional paid-in capital	25,355	25,280
Retained earnings	221,403	199,083
Treasury Stock, at cost, 4,114,614 shares as of both June 30, 2026 and June 30, 2025	(56,315)	(56,315)
Accumulated other comprehensive income	160	160
Total Stockholders' Equity	191,002	168,606
Total Liabilities and Stockholders' Equity	$238,668	$198,141

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2026	2025	2024

	(in thousands, except for share and per share data)
Revenue:
Equipment revenue	$104,788	$95,291	$113,071
Service revenue	97,528	86,330	75,749
Total revenue	202,316	181,621	188,820
Cost of Revenue:
Cost of equipment revenue	73,031	72,795	79,862
Cost of service revenue	9,494	7,796	7,204
Total cost of revenue	82,525	80,591	87,066

Gross Profit	119,791	101,030	101,754

Operating Expenses:
Research and development	13,791	12,581	10,763
Selling, general, and administrative expenses	44,362	42,190	37,173
Litigation settlement cost	16,000	—	—
Total operating expenses	74,153	54,771	47,936

Operating Income	45,638	46,259	53,818

Other Income:
Interest income, net	3,587	3,356	2,375
Other income, net	597	454	193
Income before Provision for Income Taxes	49,822	50,069	56,386
Provision for Income Taxes	6,795	6,663	6,568
Net Income	$43,027	$43,406	$49,818

Income Per Share:
Basic	$1.21	$1.20	$1.35
Diluted	$1.20	$1.19	$1.34

Weighted Average Number of Shares Outstanding:
Basic	35,690,000	36,298,000	36,812,000
Diluted	35,891,000	36,499,000	37,066,000

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHNSIVE INCOME

	Year Ended June 30,
	2026	2025	2024
Net Income	$43,027	$43,406	$49,818
Other comprehensive income			—
Net change in unrealized gains on available-for-sale debt securities	1	185	—
Tax effect on net change in unrealized (gains) on available-for-sale debt securities	(1)	(25)
Total other comprehensive income	—	160	—
Comprehensive income	$43,027	$43,566	$49,818

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Years ended June 30, 2026, 2025 and 2024
	(in thousands except for share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balance at June 30, 2023	39,663,812	$397	$21,553	(2,893,715)	$(19,521)	$137,740	$—	$140,169
Stock options exercised	104,374	1	426	—	—	—	—	427
Stock-based compensation expense	—	—	1,733	—	—	—	—	1,733
Cash dividend ($.36 per share)	—	—	—	—	—	(13,258)	—	(13,258)
Net income	—	—	—	—	—	49,818	—	49,818
Balances at June 30, 2024	39,768,186	$398	$23,712	(2,893,715)	$(19,521)	$174,300	$—	$178,889
Stock options exercised	2,849	—	54	—	—	—	—	54
Stock-based compensation expense	—	—	1,514	—	—	—	—	1,514
Purchase of treasury shares	—	—	—	(1,220,899)	(36,794)	—	—	(36,794)
Cash dividend ($.52 per share)	—	—	—	—	—	(18,623)	—	(18,623)
Other comprehensive income, net of tax	—	—	—	—	—	—	160	160
Net income	—	—	—	—	—	43,406	—	43,406
Balances at June 30, 2025	39,771,035	$398	$25,280	(4,114,614)	$(56,315)	$199,083	$160	$168,606
Stock options exercised	112,016	1	627	—	—	—	—	628
Tax withholdings related to stock option exercises	—	—	(1,541)	—	—	—	—	(1,541)
Stock-based compensation expense	—	—	989	—	—	—	—	989
Cash dividend ($.58 per share)	—	—	—	—	—	(20,707)	—	(20,707)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	43,027	—	43,027
Balances at June 30, 2026	39,883,051	$399	$25,355	(4,114,614)	$(56,315)	$221,403	$160	$191,002

See accompanying notes to consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year ended June 30,
	2026	2025	2024

	(in thousands)
Cash Flows from Operating Activities
Net Income	$43,027	$43,406	$49,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,208	2,276	2,163
Change in accrued interest on other investments	—	—	31
Unrealized gain on marketable securities	—	(177)	(56)
Realized gain on sales of marketable securities	(407)	(56)	—
Charge (recovery) of credit losses	76	(7)	(99)
Change to inventory reserve	(444)	643	1,691
Deferred income taxes	2,371	(1,048)	(2,776)
Stock-based compensation expense	989	1,513	1,733
Changes in operating assets and liabilities:
Accounts and other receivable	(5,943)	1,797	(5,730)
Inventories	2,344	7,995	(3,255)
Prepaid expenses and other current assets	(1,127)	1,071	(867)
Income tax receivable	(1)	48	2
Other assets	11	86	25
Accounts payable, accrued expenses, accrued litigation costs, accrued salaries and wages, accrued income taxes	18,041	(4,020)	2,688
Net Cash Provided by Operating Activities	61,145	53,527	45,368
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(1,917)	(2,116)	(1,594)
Purchases of marketable securities	(11,370)	(12,835)	(206)
Proceeds from sales of marketable securities	17,236	2,556	—
Purchases of other investments	—	—	(1,351)
Redemption of other investments	—	26,980	—
Net Cash Provided by (Used in) Investing Activities	3,949	14,585	(3,151)
Cash Flows from Financing Activates
Proceeds from stock option exercises	628	54	427
Dividends paid	(20,334)	(13,632)	(13,258)
Purchase of treasury shares	—	(36,794)	—
Payment of tax withholdings related to stock option exercises	(1,541)	—	—
Net Cash Used in Financing Activities	(21,247)	(50,372)	(12,831)

Net increase in Cash and Cash Equivalents	43,847	17,740	29,386
Cash and Cash Equivalents - Beginning	83,081	65,341	35,955
Cash and Cash Equivalents - Ending	$126,928	$83,081	$65,341
Supplemental Cash Flow Information
Interest paid	$—	$—	$14
Income taxes paid, net of refunds received	$3,505	$8,427	$9,330
Non-Cash Investing and Financing Transactions
Dividends declared and not paid	$5,365	4,992	—

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

Cash and Cash Equivalents

All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. Such items may include liquid money market funds and time deposit accounts. Investments that are classified as cash equivalents are carried at cost, which approximates fair value.

The Company’s cash and cash equivalents included approximately $92,915,000 and $48,249,000 of short-term time deposits as of June 30, 2026 and 2025, respectively.

Cash and cash equivalents consists of the following as of (in thousands):

	June 30, 2026	June 30, 2025

Cash	$34,013	$34,832
Money Market Fund	92,915	48,249
	$126,928	$83,081

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2026. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.

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

Accounts and Oher Receivable

Accounts receivable are stated net of the reserves for credit losses of $101,000 and $25,000 as of June 30, 2026 and 2025, respectively. In accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), the Company recognizes an allowance for credit losses for trade and other receivables to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset which includes consideration of past events and historical loss experience, current events and also future events based on our expectation as of the balance sheet date. Receivables are written off when the Company determined that such receivables are deemed uncollectible. The Company pools its receivables based on similar risk characteristics in estimating its expected credit losses. In situations where a receivable does not share the same risk characteristics with other receivables, the Company measures those receivables individually. The Company also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.

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

Intangible assets consisted of the following (in thousands):

	June 30, 2026			June 30, 2025
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(9,644)	$156	$9,800	$(9,549)	$251
Trade name	4,048	(1,214)	2,834	4,048	(1,012)	3,036
	$13,848	$(10,858)	$2,990	$13,848	$(10,561)	$3,287

Amortization expense for intangible assets subject to amortization was approximately $298,000, $315,000 and $337,000 for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2027 - $283,000; 2028 - $269,000; 2029 - $210,000; 2030 - $202,000; and 2031 - $202,000. The weighted average remaining amortization period for intangible assets was 13.3 years and 14.1 years at June 30, 2026 and 2025, respectively.

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

Equipment Revenue

Equipment revenue, which includes shipping and handling costs, is primarily generated by the sale of finished products to customers. Those sales predominantly contain a single performance obligation, and revenue is recognized at a single point in time when ownership, risks and rewards transfer, which is typically the date of shipment of the related equipment when the product is picked up by the carrier or customer. A provision for product returns, credits and rebates is recorded as a reduction of equipment revenue in the same period the revenue is recognized.

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

Cost of Service Revenue

Cost of service revenue is primarily the cost of operating our network operations center to manage and deliver telecommunication services.

Shipping and Handling Sales and Costs

The Company records the amount billed to customers for shipping and handling in net revenue ($569,000, $419,000 and $349,000 in the fiscal years ended June 30, 2026, 2025 and 2024, respectively) and classifies the costs associated with these revenues in cost of sales ($1,764,000, $1,589,000 and $1,573,000 in the fiscal years ended June 30, 2026, 2025 and 2024, respectively).

Advertising and Promotional Costs

Advertising and promotional costs are included in "Selling, General and Administrative" expenses in the consolidated statements of income and are expensed as incurred. Advertising expense for fiscal years ended June 30, 2026, 2025 and 2024 was $4,095,000, $3,753,000 and $3,262,000, respectively.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended June 30 (in thousands, except per share data):

							Net Income per
	Net Income			Weighted Average Shares			Share
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Basic EPS	$43,027	$43,406	$49,818	35,690	36,298	36,812	$1.21	$1.20	$1.35
Effect of Dilutive Securities:
Stock Options	—	—	—	201	201	254	(0.01)	(0.01)	(0.01)
Diluted EPS	$43,027	$43,406	$49,818	35,891	36,499	37,066	$1.20	$1.19	$1.34

Options to purchase 70,000, 110,375 and 19,663 shares of common stock for the fiscal years ended June 30, 2026, 2025 and 2024, respectively, were not included in the computation of Diluted EPS because their inclusion would be anti-dilutive. These options were still outstanding at the end of the respective periods.

Stock-Based Compensation

The Company has established five share incentive programs as discussed in Note 10.

The Company measures stock-based compensation at the grant date based on the fair value of the award and estimates the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The expected term for options granted is estimated using our historical experience, including information related to options we have granted.

The Company has elected to treat awards with only service conditions and with graded vesting as one award and recognizes compensation costs for share-based awards on a straight-line basis, net of actual forfeitures, over the requisite service period of the award, usually the vesting period, which is generally four or five years.

Foreign Currency

The Company has determined the functional currency of all foreign subsidiaries is the U.S. Dollar. All foreign operations are considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of all foreign subsidiaries are dependent on the economic environment of the U.S. Dollar. Therefore, no realized and unrealized gains and losses associated with foreign currency translation are recorded for the fiscal years ended June 30, 2026, 2025 or 2024.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires on an annual basis to (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) income taxes paid disaggregated by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company has adopted this ASU for the fiscal year beginning July 1, 2025, on a prospective basis. The adoption resulted in additional disaggregated tax information. Refer to Note 8, Income Taxes for the adoption of this guidance and related disclosures.

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

As of June 30, 2026 and 2025, the Company included refund liabilities of approximately $3,924,000 and $4,790,000, respectively, in accrued expenses within the Consolidated Balance Sheets. As of June 30, 2026 and 2025, the Company included return-related assets of approximately $1,099,000 and $1,152,000, respectively, in other current assets.

As a percentage of gross sales, sales returns, rebates and allowances were 5%, 6% and 7% for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

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

	Fiscal year ended June 30,
	2026	2025	2024
Major Product Lines:
Intrusion and access alarm products	$35,656	$33,084	$39,372
Door locking devices	69,132	62,207	73,699
Services	97,528	86,330	75,749
Total Revenues	$202,316	$181,621	$188,820

The following table represents the allowance for credit losses accounts as of the respective years ending June 30 (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Deductions/ (recoveries)	Balance at end of period
For the Year Ended June 30, 2026:
Allowance for credit losses	$25	$76	$—	$101

For the Year Ended June 30, 2025:
Allowance for credit losses	$32	$—	$(7)	$25

For the Year Ended June 30, 2024:
Allowance for credit losses	$131	$—	$(99)	$32

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

The Company had three customers that comprised 34% of the Company’s accounts receivable balance as of June 30, 2026 and two customers that comprised 24% and 30% of the Company’s accounts receivable balances as of June 30, 2025 and 2024, respectively. Sales to any customers did not exceed 10% of net revenue during fiscal years ended June 30, 2026, 2025 and 2024.

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis as of June 30, 2026 and 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2026
Cash equivalents
Money market funds	$92,915	$-	$-	$92,915
Total	92,915	-	-	92,915
Marketable securities
U.S. Treasury Securities	10,637	-	-	10,637
Total	$10,637	$-	$-	$10,637

June 30, 2025
Cash equivalents
Money market funds	$48,249	$-	$-	$48,249
Total	48,249	-	-	48,249
Marketable securities
U.S. Treasury Securities	10,243	-	-	10,243
Mutual funds	5,852	-	-	5,852
Total	$16,095	$-	$-	$16,095

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets, as well as time deposits that are classified as Level 1 due to their short-term nature.

For the years ended June 30, 2026 and 2025, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

NOTE 5 – Marketable Securities

A summary of the fair value of the Company’s investment in marketable securities as of June 30, 2026 and 2025 is as follows (in thousands):

	2026	2025

Equity Securities	$—	$5,852
Debt Securities (available-for-sale)	10,637	10,243
	$10,637	$16,095

Investments in Equity Securities

The disaggregated net gains and losses on the equity securities recognized within the accompanying consolidated statements of income for the years ended June 30, 2026, 2025 and 2024 are as follows (in thousands):

	Year ended June 30,
	2026	2025	2024

Net gains recognized during the period on equity securities	$14	$276	$207
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	—	177	55
	$14	$453	$262

The following tables summarize the Company’s investment in equity securities as of June 30, 2026 and 2025, respectively (in thousands):

	June 30, 2026			June 30, 2025
			Unrealized			Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
Mutual Funds	$—	—	$—	$6,008	$5,852	$(156)

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities as of June 30, 2026 and 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,451	$186	$—	$10,637

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,058	$185	$—	$10,243

The debt investments all mature within one year or less, and the Company did not recognize any credit or non-credit related losses related to its det securities during the year ended June 30, 2026 and 2025, respectively.

NOTE 6 - Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	June 30,	June 30,
	2026	2025
Component parts	$24,128	$26,967
Work-in-process	7,185	6,457
Finished product	8,061	7,851
	$39,374	$41,275

Classification of inventories:
Current	$30,118	$29,962
Non-current	9,256	11,313
	$39,374	$41,275

The reserve for excess and slow-moving inventory, which reduces inventory in our consolidated balance sheets were $5,150,000 and $5,515,000 as of June 30, 2026 and 2025, respectively.

NOTE 7 - Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands) as of the year ending June 30,:

	2026	2025	Useful Life in Years

Land	$904	$904	N/A
Buildings	8,911	8,911	30 to 40
Molds and dies	7,572	7,548	3 to 5
Furniture and fixtures	3,888	3,805	5 to 10
Machinery and equipment	32,459	31,053	3 to 10
Building improvements	4,061	3,657	Shorter of the lease term or life of asset
	57,795	55,878
Less: accumulated depreciation and amortization	(48,557)	(46,645)
	$9,238	$9,233

Depreciation and amortization expense on property, plant, and equipment was approximately $1,911,000, $1,961,000 and $1,826,000 in fiscal 2026, 2025 and 2024, respectively.

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

The amounts of income before income taxes attributable to domestic and foreign operations were as follows (in thousands):

	For the Year ended June 30,
	2026	2025	2024

Domestic	$13,331	$12,038	$6,936
Foreign	36,491	38,031	49,450

Total	$49,822	$50,069	$56,386

The provision for income taxes is comprised of the following (in thousands):

	For the Year ended June 30,
	2026	2025	2024
Current income taxes:
Federal	$3,254	$6,817	$8,329
State	1,170	894	1,015
	4,424	7,711	9,344
Deferred income taxes:
Federal	2,664	(1,046)	(2,367)
State	(293)	(2)	(409)
	2,371	(1,048)	(2,776)

Provision for income taxes	$6,795	$6,663	$6,568

We adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) prospectively. The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate for the year ended June 30, 2026, pursuant to the requirements of ASU 2023-09, were as follows: (in thousands, except for percentages):

	2026
		% of Pre-tax
	Amount	Income
U.S. federal statutory income tax rate	$10,463	21.0%
State and local income taxes, net(1)	633	1.3%

Increases (decreases) in taxes resulting from:
Foreign tax effects
Dominican Republic (DR)
Statutory tax rate difference between DR and U.S.	(7,663)	(15.4)%
Withholding tax	463	0.9%

Effects of cross-board tax laws
Global intangible low-taxed income	3,762	7.6

Nontaxable or Nondeductible items
Share-based payment awards	(37)	(0.1)%
Executive compensation	157	0.3%
Other, net	73	0.2%

Tax credits	(735)	(1.5)
Change in uncertain tax positions	(27)	(0.1)%
Other adjustments	(294)	(0.6)%
Effective tax rate	$6,795	13.6%

(1) State taxes in California, Massachusetts, New Jersey and New York make up greater than 50% of the tax effect in this category.

As previously disclosed for the years ended June 30, 2025 and 2024, prior to the adoption of ASU 2023-09, the items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows (in thousands, except for percentages):

	2025		2024
		% of		% of
		Pre-tax		Pre-tax
	Amount	Income	Amount	Income
Tax at Federal statutory rate	$10,515	21.0%	$11,841	21.0%

Increases (decreases) in taxes resulting from:
Meals and entertainment	68	0.1%	66	0.1%
State income taxes, net of Federal income tax benefit	704	1.4%	935	1.7%
Global intangible low-taxed income	3,981	8.0%	5,259	9.3%
R&D Credit	(461)	(0.9)%	(632)	(1.1)%
Executive Compensation	183	0.4%	47	0%
Foreign Source income not subject to Tax	(7,986)	(16.0)%	(10,518)	(18.7)%
Uncertain Tax Positions	(825)	(1.6)%	78	0.1%
Other, net	484	0.8%	(508)	(0.9)%
Effective tax rate	$6,663	13.3%	$6,568	11.6%

Deferred tax assets and deferred tax liabilities at June 30, 2026 and 2025 are as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	2026	2025
Accounts receivable	$25	$6
Inventories	598	633
Accrued liabilities	675	675
Stock based compensation expense	358	474
Revenue reserves	282	520
Unrealized loss on marketable securities	69	69
Capitalized research and development cost	948	6,181
Litigation settlement	3,888	—
Total Deferred Tax Assets	$6,843	$8,558
Valuation allowance	—	—
Deferred income tax assets, net of valuation allowance	$6,843	$8,558

Intangibles	(726)	(802)
Property, plant and equipment	(934)	(667)
Other deferred tax liabilities	(1,078)	(613)
Total Deferred Tax Liability	$(2,738)	$(2,082)

Net Deferred Tax Asset	$4,105	$6,476

Income taxes paid, net of refunds, pursuant to the disclosure requirements of ASU 2023-09 in fiscal year 2026 were as follows:

June 30, 2026

Federal	$2,693
State
New York	294
Other States	518

Total cash paid for income taxes, net of refunds received	$3,505

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

During the year ending June 30, 2026, the Company decreased its reserve for uncertain income tax positions due to lapses in Federal and state statutes. The result of this decrease was a tax benefit of $27,000. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense and accrued income taxes. The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company claims R&D tax credits on eligible research and development expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2026	2025	2024
Balance of gross unrecognized tax benefits as of Beginning of Year	$22	$700	$700
Increase to unrecognized tax benefits resulting from a state filing tax position	—	—	—
Decrease to unrecognized tax benefits resulting from an expiration of a statute	(22)	(678)	—
Balance of gross unrecognized tax benefits as of End of Year	$—	$22	$700

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA preserves the 21% U.S. Federal statutory tax rate and makes a favorable change to the business interest expense limitation. Further, the OBBBA also makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, and various expiring international provisions (with some modifications). Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The Company has completed its evaluation of the impact of this legislation and has determined that the OBBBA will defer the payment of a significant portion of our current federal tax but did not have a material impact on its Fiscal 2026 financial statements.

NOTE 9 - Debt

The Company has available a $20 million revolving credit line (the “Line”) with its primary bank, HSBC Bank USA National Association (“HSBC”), which expires on February 9, 2029. Borrowings on the Line bear interest at the Secured Overnight Financing Rate (SOFR) benchmark rate plus 1.2645% to 1.3645%, depending on the Fixed Charge Coverage Ratio (as defined), which is to be measured and adjusted quarterly. As of June 30, 2026 and 2025, the Company has no outstanding borrowings on the Line.

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

NOTE 10 - Stock Options

The Company recognized stock-based compensation of $989,000, $1,513,000 and $1,733,000 for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. Stock-based compensation is included in Selling, General and Administrative expense in the consolidated statements of income.

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

The following table reflects provisions of each of the stock option plans:

Plan Name	Options available to be granted at plan inception	Plan termination date	Options available for grant as of June 30, 2026
2012 Employee Stock Option plan	1,900,000	December 2022	-
2022 Employee Stock Option plan	950,000	December 2032	795,000
2012 Non-Employee Stock Option plan	100,000	December 2022	-
2018 Non-Employee Stock Option plan	100,000	December 2028	4,000
2020 Non-Employee Stock Option plan	100,000	May 2030	45,100

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2026	2025	2024
Risk-free interest rates	3.80%	n/a	4.42 - 4.62%
Expected lives	5.11 Years	n/a	5.63 - 5.87 Years
Expected volatility	53%	n/a	56%
Expected dividend yields	1.66%	n/a	.76 - 1.01%

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of the Company’s' common stock over the period commensurate with the expected term of stock options. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during the years ended June 30, 2026 and 2024 were $16.96 and $21.29, respectively.

The following table reflects the total activity for the stock option plans for the Year ended June 30, 2026, 2025 and 2024:

			Weighted average
			Remaining	Aggregate
	Number of	Weighted average	Contractual Life	Intrinsic Value
	Options	exercise price	(in years)	(in thousands)
Outstanding as of June 30, 2023	678,880	$19.21	7.6	$10,511,000
Granted	130,000	$41.38
Forfeited/Lapsed	(16,000)	$14.67
Exercised	(153,644)	$(26.77)		$4,113,000
Outstanding as of June 30 ,2024	639,236	$24.71	7.5	$17,413,000
Forfeited/Lapsed	(6,000)	$(24.27)
Exercised	(5,000)	$26.94		$67,000
Outstanding as of June 30, 2025	628,236	24.70	6.5	$4,742,000
Granted	25,000	$38.30
Forfeited/Lapsed	(6,000)	$(22.50)
Exercised	(252,272)	$20.51		$5,479,000
Outstanding as of June 30, 2026	394,964	$28.27	6.4	$4,450,000

Vested and Exercisable as of June 30, 2024	323,160	$20.75	6.9	$10,082,000
Vested and Exercisable as of June 30, 2025	448,836	$22.02	6.1	$4,085,000
Vested and Exercisable as of June 30, 2026	309,664	$25.47	5.9	$4,238,000

As of June 30, 2026, the total compensation cost related to nonvested awards not yet recognized was $1,283,000.

There were 25,000 and 130,000 stock options granted during the fiscal years ending June 30, 2026 and 2024. There were no stock options granted during the year ending June 30, 2025.

The total fair value of stock options vested was $1,504,000, $1,582,000 and $1,777,000 during the fiscal years ended June 30, 2026, 2025 and 2024, respectively. The aggregate intrinsic value of stock options exercised was $5,479,000, $67,000 and $4,113,000 during the fiscal years ended June 30, 2026, 2025 and 2024, respectively. Cash received from exercises of stock options was $628,000, $54,000 and $427,000 during the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

NOTE 11 – Stockholders’ Equity Transactions

Dividends

The following table summarizes information about dividends declared by the Company for the Fiscal years ended June 30, 2026, 2025 and 2024:

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

Shares Withheld

As permitted under the terms of our employee stock option plans, we may withhold shares of common stock in connection with the exercise of stock options issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $1,541,000 in tax withholdings related to the exercise of employee stock options during the fiscal year ended June 30, 2026. No tax withholdings related to the exercise of employee stock options were paid during the fiscal years ended June 30, 2025 and 2024, respectively.

Common Shares Repurchases

On September 16, 2014, the Company’s Board of Directors authorized the repurchase of up to 2 million of the shares of the Company’s common stock then outstanding. In December of Fiscal 2018, the Board of Directors authorized the repurchase of up to an additional 1 million shares, and in November of Fiscal 2025, the Board of Directors authorized the repurchase of up to an additional 1 million shares.

Such purchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions and the market price of the common stock.

The Company currently has 359,741 available shares that can be repurchased under these authorizations. There were no repurchases of shares for the years ended June 30, 2026 or 2024, respectively

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

NOTE 12 – Related Party Transaction

In March 2024, the Company's President and Chairman sold 2,000,000 shares of our common stock as a selling stockholder in an underwritten secondary public offering at a public offering price of $40.75 per share. In connection with such offering, the selling stockholder granted the underwriters an option to purchase additional shares (the “Greenshoe Option”) up to an additional 300,000 shares of their common stock. On April 8, 2024, the underwriters exercised the Greenshoe Option, pursuant to which the selling stockholder sold an additional 50,000 shares. The Company did not sell any shares in the offering and received no proceeds from the offerings. The Company incurred $407,000 in offering expenses, which is included in Selling, General and Administrative expenses in the consolidation statement of income for the year ended June 30, 2024.

NOTE 13 - 401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that is available to all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $435,000, $283,000 and $258,000 for the years ended June 30, 2026, 2025 and 2024, respectively.

NOTE 14 - Commitments and Contingencies

Leases

The Company has entered into a 99-year lease, as amended, for approximately four acres of land in the Dominican Republic on which the Company’s principal production facility is located. The lease, which expires in 2092 provides for an annual base rent of $235,000 plus $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

Operating lease obligations are included in operating lease right-of-use assets, accrued expenses and operating lease liabilities, non-current on our consolidated balance sheets.

For the fiscal year ended June 30, 2026 and 2025, cash payments against operating lease liabilities totaled $318,000 and $345,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	66 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2026 (in thousands):

Year Ending June 30,	Amount
2027	$349
2028	351
2029	353
2030	356
2031	358
Thereafter	28,951
Total future minimum lease payments	$30,718
Less: Imputed interest	25,812
Total	$4,906

Operating lease expense totaled approximately $468,000, $486,000 and $512,000, for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

Litigation

On August 29, 2023, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between November 7, 2022 and August 18, 2023, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer (now Founder and Executive Chairman) (the “former CEO”), and its former Chief Financial Officer (who is currently the President and Chief Executive Officer) (the “current CEO”). The action, captioned Zornberg v. NAPCO Security Technologies, Inc. et al., asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in the Company’s quarterly reports and earnings releases during the period of November 7, 2022 through May 8, 2023. A lead plaintiff was appointed in November 2023 and lead plaintiff filed an Amended Complaint on February 16, 2024. The Amended Complaint added claims under Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the secondary public offering in February 2023. These additional claims were brought against the Defendants named in the initial complaint, as well as the directors who allegedly signed the offering materials, and the underwriters for the offering. Defendants filed a motion to dismiss the Amended Complaint on April 26, 2024. On April 11, 2025, the Court granted in part and denied in part the motion to dismiss. The Section 11 and Section 12 claims brought against the individual Defendants were dismissed; the remaining claims survived the motion to dismiss. On May 12, 2025, Defendants filed Answers to the Amended Complaint. On September 29, 2025, Plaintiffs moved for class certification of both the Exchange Act and remaining Securities Act claims. On October 17, 2025, pursuant to a joint letter and stipulation filed by all the parties, the Court dismissed the Securities Act claims with prejudice and certified a class with respect to the Exchange Act claims. On February 9, 2026, a Second Amended

Complaint was filed that added additional allegations but did not modify the claims brought against Defendants. On April 15, 2026, Defendants and Plaintiffs filed letters requesting a pre-motion conference regarding Defendants’ proposed motion for summary judgment and Plaintiffs’ proposed partial motion for summary judgment, respectively, which the Court scheduled for May 5, 2026. On May 1, 2026, the parties reached a settlement in principle to resolve all remaining claims. The Company has accrued a liability of $16,000,000 in the third quarter with respect to this litigation, which is reflected in the accompanying consolidated financial statements. A settlement agreement has been substantially finalized. Once final, it will be subject to Court approval.

On November 26, 2024, a putative derivative lawsuit captioned Minzer v. Soloway, et al., Case No. 2024-1218, was filed in the Court of Chancery in the State of Delaware against the Company’s former CEO, the current CEO, and certain current and former directors. The Company is a “Nominal Defendant” in the lawsuit. After the Company and the individual Defendants moved to dismiss or stay the action, the Plaintiff filed an Amended Complaint on June 12, 2025. The Amended Complaint alleges, among other things, that the individual Defendants breached their fiduciary duties and aided and abetted breach of fiduciary duties by allowing the Company to remain with ineffective internal controls over financial reporting and inventory and by allowing for the dissemination of false and misleading financial information in public filings. The Amended Complaint also brings breach of fiduciary duty and unjust enrichment claims in connection with stock sales by the Company’s former CEO and its current CEO and seeks indemnity and contribution. The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named Plaintiff on behalf of the Company and that the Plaintiff seeks damages on the Company’s behalf. Defendants filed a second motion to dismiss or stay the case on August 22, 2025. On May 7, 2026, the motion to stay was denied and the motion to dismiss was granted in part and denied in part, with four current and former directors being dismissed from the action; and certain claims against the former CEO and his wife, the current CEO, and the Chair of the Audit Committee remaining. On June 30, 2026, the Company’s Board of Directors appointed a special litigation committee (the “SLC”) to investigate the claims asserted in the action. On August 4, 2026, the parties and the SLC entered into a stipulation requesting the Court stay the action for 180 days pending the SLC’s investigation and the Court subsequently so-ordered the 180-day stay.

On April 25, 2025, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between February 5, 2024 and February 3, 2025, was filed in the United States District Court for the Eastern District of New York against the Company, its former CEO, and its former Chief Financial Officer (the current CEO). The action, captioned Patel v. NAPCO Security Technologies, Inc. et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in quarterly earnings releases and calls during the period of February 5, 2024 through February 3, 2025. On March 10, 2026, the Court appointed Co-Lead Plaintiffs. On April 24, 2026, the Court approved the parties’ proposed case management schedule. On May 11, 2026, Co-Lead Plaintiffs filed an Amended Complaint. On July 13, 2026, Defendants filed a letter requesting a pre-motion conference regarding Defendants’ proposed motion to dismiss the Amended Complaint. On July 20, 2026, Co-Lead Plaintiffs filed a letter opposing Defendants’ request for a pre-motion conference and proposed motion to dismiss. The Company believes it has meritorious defenses and intends to vigorously defend against the Action.

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

IEEPA Tariff Refunds

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade further ruled that importers that paid such tariffs are due refunds.

During the year ended June 30, 2026, U.S. Customs and Border Protection approved certain of the Company’s refund claims for tariffs previously paid under IEEPA. Based on the approval received and the absence of remaining substantive contingencies, the Company determined that $3,353,000 was realized or realizable as of and for the year June 30, 2026.

The Company recognized a receivable of $2,931,000 in accounts and other receivables in the accompanying consolidated balance sheet as of June 30, 2026. Tariff refunds received and or accrued as of June 30, 2026, were recognized in cost of goods sold in the accompanying consolidated statement of income, and approximately $1,003,000 of the recognized refund pertained to periods prior to fiscal 2026.

Although we may be entitled to additional refunds of previously paid IEEPA tariffs, the amount and timing of any such refunds remain uncertain. Following these rulings, new tariffs under other laws and imports from more countries were imposed, in addition to existing non-IEEPA tariffs.

Employment Agreements

As of June 30, 2026, the Company was obligated under three employment agreements and one severance agreement. The employment agreements are with the Company’s former Chief Executive Officer (“Former CEO”) now Founder and Executive Chairman, one with the Chief Financial Officer and Chief Accounting Officer (“CFO”), and with the Company’s Senior Vice President of Engineering and Chief Technology Officer (“the SVP of Engineering”). The severance agreement is with the Company’s current President and Chief Executive Officer (“Current CEO”).

The employment agreement with the former CEO provides for an annual salary of $1,019,000, as adjusted for inflation; incentive compensation as may be approved by the Board of Directors from time to time; and a termination payment in an amount up to 299% of the average of the prior five calendar years’ compensation, subject to certain limitations, as defined in the agreement. The employment agreement renews annually in August unless either party gives the other notice of non-renewal at least six months prior to the end of the applicable term.

The employment agreement with the SVP of Engineering expires in August 2026 and provides for an annual salary of $476,000, and, if terminated by the Company without cause, severance of nine months’ salary and continued company-sponsored health insurance for six months from the date of termination.

The severance agreement is with the current CEO and provides for, if terminated by the Company without cause or within three months of a change in corporate control of the Company, severance of nine months’ salary, based on a salary of $654,000, continued company-sponsored health insurance for six months from the date of termination and certain non-compete and other restrictive provisions.

The agreements with the former CEO and Current CEO described above have been superseded by new agreements executed subsequent to June 30, 2026. See Note 16.

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

The CODM is regularly provided with not only the consolidated expenses as noted on the face of the income statement, but also the significant segment expenses as below:

	Fiscal Year ended June 30,
	2026	2025	2024

	(in thousands)

Net Revenue	$202,316	$181,621	$188,820
Less:
Cost of revenue	82,525	80,591	87,066
Compensation-related expenses(1)	29,729	27,922	23,060
Commission expenses	6,939	6,165	5,519
Marketing, advertising and other promotional expenses	4,096	3,753	3,262
Research and development (excluding compensation related benefits)	1,645	1,475	1,476
Selling, general, and administrative expenses(2)	15,744	15,456	14,619
Litigation settlement cost	16,000	—	—
Interest and other (income), net	(4,184)	(3,810)	(2,568)
Provision for Income Taxes	6,795	6,663	6,568
Segment Profit	$43,027	$43,406	$49,818
(1)	Excludes stock based compensation.
(2)	Excludes compensation-related expenses, commission expenses and marketing, advertising and other promotional expenses.

Geographic Information for Revenue

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America. All of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Sales. The following table presents net sales by geographic area (in thousands).

	Fiscal Year ended June 30,
	2026	2025	2024
Sales to external customers:
United States	$199,584	$180,072	$187,724
Foreign	2,732	1,549	1,096
Total Net Revenue	$202,316	$181,621	$188,820

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area (in thousands).

	As of June 30,
	2026	2025
Long-lived assets:
United States	$5,814	$5,264
Dominican Republic	8,330	9,157
Total Long-lived assets	$14,144	$14,421

NOTE 16 – Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements through the date the consolidated financial statements were issued for events requiring recognition or disclosure.

Cash Dividend

On August 20, 2026, the Company’s Board of Directors declared a cash dividend of $.17 per share payable on October 2, 2026 to stockholders of record on September 11, 2026.

Employment Agreements

On July 8, 2026, the Board of the Company, approved a leadership transition plan whereby the former Chairman and CEO, will serve as Founder and Executive Chairman, and the former President and Chief Operating Officer, will serve as Chief Executive Officer and President.  The transition was effective as of July 8, 2026.

In connection with the transition and appointment to Founder and Executive Chairman, the Company entered into an Employment Agreement with the former Chairman and CEO effective as of July 8, 2026, whereby he will receive an annual base salary of $800,000 and be eligible for an annual cash performance bonus targeted at 50% of base salary, in addition to being eligible for an annual equity award targeted at 50% of base salary.

In connection with the transition and appointment to Chief Executive Officer and President, the Company entered into an Employment Agreement with the former President and Chief Operating Officer effective as of July 8, 2026, whereby he will receive an annual base salary of $900,000 and be eligible for an annual cash performance bonus targeted at 50% of base salary, in addition to being eligible for an annual equity award targeted at 50% of base salary.

The employment agreements for both executives also provide for severance upon a termination without cause or a resignation for good reason, equal to two times their base salary and target bonus amount which is conditioned upon a standard release of claims. Both executives are subject to restrictive covenant obligations, including non-competition and non-solicitation obligations.

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

Management, including our Chief Executive Officer (who is designated as our principal executive officer) and our Chief Financial Officer (who is designated as our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of June 30, 2026.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2026 based on the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2026 based on those criteria.

Management reviewed the results of its assessment with our Audit Committee. Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2026, and has issued an attestation report on our internal controls over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ending June 30, 2026, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Napco Security Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Napco Security Technologies, Inc. and subsidiaries(the "Company") as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026 , of the Company and our report dated August 24, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on Internal Control over Financial Reporting . Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

August 24, 2026

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

(a)1. Financial Statements

The following consolidated financial statements of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

(a)2. Financial Statement Schedules

The following consolidated financial statement schedules of NAPCO Security Technologies, Inc. and its subsidiaries are included in Part II, Item 8:

B. Supplementary Financial Data

(a)3. and (b). Exhibits

Management Contracts designated by asterisk.

Exhibit No.	Title
Ex-3.(i)	Certificate of Amendment of Certificate of Incorporation	Exhibit-3.(i) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2011
Ex-3.(ii)	Certificate of Incorporation as amended	Exhibit-3.(ii) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June, 30 2011
Ex-3.(iii)	Second Amended and Restated By-Laws	Exhibit 10.3 to Report on Form 8-K (Commission file No. 0-10004) filed on September 8, 2020

Ex-3.(iv)	Amendment to the Amended and Restated Certificate of Incorporation	Exhibit 3.(iv) to Report on Form 8-K (Commission file No. 0-10004) filed on December 7, 2021
Ex 4.01	Third Amended and Restated Credit Agreement dated June 29, 2012.	Exhibit 4.01 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.02	Second Amended and Restated Term A Loan Note	Exhibit 4.02 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.03	Second Amended and Restated Term B Loan Note	Exhibit 4.03 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.04	Second Amended and Restated Revolving Credit Note	Exhibit 4.04 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.05	Second Amended and Restated Swing Line Note	Exhibit 4.05 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.06	Continuing General Security Agreement	Exhibit 4.06 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.07	Reaffirmation of Collateral Documents	Exhibit 4.07 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.08	Reaffirmation of Negative Pledge	Exhibit 4.08 to Report on Form 8-K (Commission file No. 0-10004) dated June 29, 2012
Ex 4.09	Amendment No. 3 to Third Amended and Restated Credit Agreement	Item 1.01 (e) contained in Report on Form 8-K (Commission file No. 0-10004) dated June 28, 2016
Ex 4.10	Description of the Company’s Securities	E-15
Ex 4.11	Amendment No 4. To Fourth Amended and Restated Credit Agreement	Exhibit 4.11 to Report on Form 8-K (Commission file No. 0-10004) dated February 9, 2024
*Ex-10.A (ii)	2002 Employee Stock Option Plan	Exhibit 10.A(II) to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2008
*Ex-10.B	2012 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012
*Ex-10.C	2012 Non-Employee Stock Option Plan	Appendix B to Proxy Statement dated October 29, 2012 for Annual Meeting of Stockholders to be held on December 11, 2012

*Ex-10.D	2018 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated October 29, 2018 for Annual Meeting of Stockholders to be held on December 11, 2018
*Ex-10.E	2020 Non-Employee Stock Option Plan	Appendix A to Proxy Statement dated April 13, 2020 for Annual Meeting of Stockholders to be held on May 21, 2020
*Ex-10.F	2022 Employee Stock Option Plan	Appendix A to Proxy Statement dated October 31, 2022 for Annual Meeting of Stockholders to be held on December 5, 2022
*Ex-10.I	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.I to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2010
*Ex-10.M	Two (2) Year Extension, dated October 21, 2021, of Employment Agreement between the Registrant and Michael Carrieri	Exhibit 10.M to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2023
*Ex-10.N	Form of Indemnification Agreement adopted September 3, 2020	Exhibit 10.N to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2020
*Ex-10.O	Severance Agreement between the Registrant and Kevin S Buchel dated December 30, 2015	Exhibit 10.O to Report on Form 10-Q (Commission file No. 0-10004) dated February 1, 2016
*Ex-10.P	Compensation Agreement between the Registrant and Stephen Spinelli dated April 6, 2020	Exhibit 10.P to Report on Form 10-K (Commission file No. 0-10004) dated September 13, 2021
Ex-10.Q	Compensation Agreement between the Registrant and Andrew Vuono dated June 3, 2024	Exhibit 10.Q to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2024
Ex-10.R	Two (2) Year Extension, dated April 27, 2024, of Employment Agreement between the Registrant and Michael Carrieri	Exhibit 10.R to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2024
Ex-10.S	Amended and Restated Employment Agreement with Richard Soloway	Exhibit 10.S to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2026
Ex-10.T	Amended and Restated Employment Agreement with Kevin Buchel	Exhibit 10.T to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2026
Ex-14.0	Code of Ethics	Exhibit 14.0 to Report on Form 10-K (Commission file No. 0-10004) for the fiscal year ended June 30, 2010

Ex-19.0	Insider Trading Policy	Exhibit 14.1 to Report on Form 8-K (Commission File No. 0-10004) dated May 6, 2021
Ex-21.0	Subsidiaries of the Registrant	E-18
Ex-23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP	E-19
Ex-31.1	Section 302 Certification of Chief Executive Officer	E-20
Ex-31.2	Section 302 Certification of Chief Financial Officer	E-21
Ex-32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-22
Ex-32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350 and Section 906 of Sarbanes - Oxley Act of 2002	E-23
Ex.97	Incentive Compensation Clawback Policy	Exhibit 97 to Report on Form 10-K (Commission file No. 0-10004) for fiscal year ended June 30, 2024
Ex-101.INS	Inline XBRL Instance Document **
Ex-101.SCH	Inline XBRL Taxonomy Extension Schema Document**
Ex-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
Ex-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
Ex-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
Ex-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
Ex-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 24, 2026

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ KEVIN S. BUCHEL
Kevin S. Buchel
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ KEVIN S. BUCHEL	Chief Executive Officer and President and	August 24, 2026
Kevin S. Buchel	Director
(Principal Executive Officer)

/s/ ANDREW J. VUONO	Chief Financial Officer and	August 24, 2026
Andrew J. Vuono	Chief Accounting Officer
(Principal Financial and Accounting Officer)

/s/ RICHARD SOLOWAY	Chairman of Board of Directors	August 24, 2026
Richard Soloway

/s/ RICK LAZIO	Director	August 24, 2026
Rick Lazio

/s/ DONNA SOLOWAY	Director	August 24, 2026
Donna Soloway

/s/ ROBERT UNGAR	Director	August 24, 2026
Robert Ungar

/s/ ANDREW J. WILDER	Director	August 24, 2026
Andrew J. Wilder

/s/ DAVID A. PATERSON	Director	August 24, 2026
David A. Paterson