Form 10-Q
period 2026-09-30
NAPCO SECURITY TECHNOLOGIES, INC
filed 2026-11-02
CIK 69633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File number: 0-10004

NAPCO SECURITY TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2277818
(State or other jurisdiction of	(IRS Employer Identification
incorporation of organization)	Number)

333 Bayview Avenue
Amityville, New York	11701
(Address of principal executive offices)	(Zip Code)

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

As of October 30, 2026, there were 35,768,437 outstanding of the registrant’s common stock, par value $.01 per share.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2026

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	June 30, 2026

	(in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$123,882	$126,928
Marketable securities	10,734	10,637
Accounts and other receivable, net of allowance for credit losses of $129 and $101 as of September 30, 2026 and June 30, 2026, respectively	29,248	35,975
Inventories	34,130	30,118
Income tax receivable	1,523	—
Prepaid expenses and other current assets	3,838	4,325
Total Current Assets	203,355	207,983
Inventories - non-current	9,195	9,256
Property, plant and equipment, net	9,202	9,238
Intangible assets, net	2,919	2,990
Deferred income taxes	1,777	4,105
Operating lease - Right-of-use asset	4,838	4,906
Other assets	185	190
Total Assets	$231,471	$238,668

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$7,749	$6,925
Accrued expenses	9,275	8,546
Accrued litigation costs	—	16,000
Accrued salaries and wages	5,036	4,484
Dividends payable	6,081	5,365
Accrued income taxes	—	1,134
Total Current Liabilities	28,141	42,454
Accrued income taxes	—	33
Operating lease liability	5,142	5,179
Total Liabilities	33,283	47,666
Commitments and Contingencies (Note 13)
Stockholders' Equity
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 39,883,051 shares issued; and 35,768,437 shares outstanding as of both September 30, 2026 and June 30, 2026, respectively.	399	399
Additional paid-in capital	25,628	25,355
Retained earnings	228,331	221,403
Treasury Stock, at cost, 4,114,614 shares as of both September 30, 2026 and June 30, 2026	(56,315)	(56,315)
Accumulated other comprehensive income	145	160
Total Stockholders' Equity	198,188	191,002
Total Liabilities and Stockholders' Equity	$231,471	$238,668

See accompanying notes to condensed consolidated financial statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30,
	2026	2025

	(in thousands, except for share and per share data)
Revenue:
Equipment revenue	$23,850	$25,739
Service revenue	26,130	23,429
Total revenue	49,980	49,168
Cost of Revenue:
Cost of equipment revenue	18,043	19,046
Cost of service revenue	2,585	2,276
Total cost of revenue	20,628	21,322

Gross Profit	29,352	27,846

Operating Expenses:
Research and development	4,053	3,240
Selling, general, and administrative	12,182	10,963
Litigation settlement	(1,000)	—
Total operating expenses	15,235	14,203

Operating Income	14,117	13,643

Other Income:
Interest income, net	1,117	854
Other income, net	115	138
Income before Provision for Income Taxes	15,349	14,635
Provision for Income Taxes	2,340	2,470
Net Income	$13,009	$12,165

Income Per Share:
Basic	$0.36	$0.34
Diluted	$0.36	$0.34

Weighted Average Number of Shares Outstanding:
Basic	35,768,000	35,658,000
Diluted	35,881,000	35,865,000

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months ended September 30,
	2026	2025

	(in thousands)

Net Income	$13,009	$12,165
Other comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale debt securities	(15)	38
Tax effect on net change in unrealized (gains) on available-for-sale debt securities	—	(13)
Total other comprehensive income (loss)	(15)	25
Comprehensive income	$12,994	$12,190

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended September 30, 2026 (in thousands, except for share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2026	39,883,051	$399	$25,355	(4,114,614)	$(56,315)	$221,403	$160	$191,002
Net income	—	—	—	—	—	13,009	—	13,009
Other comprehensive income, net of tax	—	—	—	—	—	—	(15)	(15)
Stock-based compensation expense	—	—	273	—	—	—	—	273
Cash dividend ($.17 per share)	—	—	—	—	—	(6,081)	—	(6,081)
Balances at September 30, 2026	39,883,051	$399	$25,628	(4,114,614)	$(56,315)	$228,331	$145	$198,188

	Three months ended September 30, 2025 (in thousands, except share data)
	Common Stock			Treasury Stock
	Number of		Additional				Accumulated
	Shares		Paid-in	Number of		Retained	Other Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balances at June 30, 2025	39,771,035	$398	$25,280	(4,114,614)	$(56,315)	$199,083	$160	$168,606
Net income	—	—	—	—	—	12,165	—	12,165
Other comprehensive income, net of tax	—	—	—	—	—	—	25	25
Stock-based compensation expense	—	—	309	—	—	—	—	309
Stock options exercised	7,903	—	—	—	—	—	—	—
Cash dividend ($.14 per share)	—	—	—	—	—	(4,992)	—	(4,992)
Balances at September 30, 2025	39,778,938	$398	$25,589	(4,114,614)	$(56,315)	$206,256	$185	$176,113

See accompanying notes to condensed consolidated financial statements

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended September 30,
	2026	2025

	(in thousands)
Cash Flows from Operating Activities
Net Income	$13,009	$12,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	540	570
Realized gain on sales of marketable securities	(114)	(92)
Charge (recovery) of credit losses	28	(1)
Change to inventory reserve	(109)	(354)
Deferred income taxes	2,328	1,681
Stock-based compensation expense	273	309
Changes in operating assets and liabilities:
Accounts and other receivable	6,699	(561)
Inventories	(3,842)	(177)
Prepaid expenses and other current assets	487	(305)
Income tax receivable	(1,523)	(1,993)
Other assets	5	4
Accounts payable, accrued expenses, accrued litigation costs, accrued salaries and wages, accrued income taxes	(15,031)	391
Net Cash Provided by Operating Activities	2,750	11,637
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(433)	(193)
Purchases of marketable securities	(3,570)	(2,540)
Proceeds from sales of marketable securities	3,572	8,407
Net Cash (Used In) Provided by Investing Activities	(431)	5,674
Cash Flows from Financing Activates
Dividends paid	(5,365)	(4,992)
Net Cash Used in Financing Activities	(5,365)	(4,992)

Net (decrease) increase in Cash and Cash Equivalents	(3,046)	12,319
Cash and Cash Equivalents - Beginning	126,928	83,081
Cash and Cash Equivalents - Ending	$123,882	$95,400
Supplemental Cash Flow Information
Income taxes paid, net of refunds received	$2,701	$3,104
Non-Cash Investing and Financing Transactions
Dividends declared and not paid	$6,081	$4,992

See accompanying notes to condensed consolidated financial statements.

NAPCO SECURITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.Description of Business and Basis of Presentation

Description of business

Napco Security Technologies, Inc (“Napco”, “the Company”, “we”, “our”) is a leading manufacturer and designer of high-tech electronic security devices, cellular communication services for intrusion and fire alarm systems as well as a leading provider of school safety solutions. We offer a diversified array of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold principally to independent distributors, dealers and installers of security equipment. We have established a national network of trusted independent security dealers and integrators that are experts at selling, installing and supporting our various technologies. These dealers and installers are dependent on our platform for communication services to our radio communicators and smart security devices, and they pay us a monthly fee for these services to operate and manage their businesses efficiently.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Napco and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended June 30, 2026 included in our Annual Report on Form 10-K filed with the SEC on August 24, 2026. The condensed consolidated balance sheet as of June 30, 2026, was derived from our audited financial statements but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results that can be expected for our entire fiscal year ending June 30, 2027.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continuously evaluate our estimates and judgments based on historical experience, as well as other factors that we believe to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical estimates include management’s judgments associated with reserves for sales returns and allowances, allowance for credit losses, overhead expenses applied to inventory, inventory reserves, valuation of intangible assets, share based compensation and income taxes. These estimates may change in the future if underlying assumptions or factors change, and actual results may differ materially from these estimates.

Note 2.Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2026. During the three months ended September 30, 2026, there have been no significant changes to such policies.

Accounting pronouncements recently adopted

During the three months ended September 30, 2026, we adopted Accounting Standards Update (“ASU”) No. 2025-05, Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting companies to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This adoption did not have a material effect on our financial statements.

Accounting pronouncements not yet effective

Disclosure improvements. In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Among the various codification amendments, Topic 470 Debt is applicable to Arlo which requires the disclosure of amounts, terms and weighted-average interest rates of unused lines of credit. The effective date is either (i) the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or (ii) on June 30, 2027, if the SEC has not removed the requirement by that date, with early adoption prohibited. The adoption of this new standard will not have a material impact on our financial statements and related disclosures.

Expense disaggregation disclosures. In November 2024, the FASB issued ASU No. 2024-03, Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which improves disclosure requirements and mandates enhanced transparency about the types of expenses in commonly presented expense captions in financial statements. This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

Software development costs accounting and disclosure. In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to “development stages”. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

The Company is evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on our consolidated financial statements.

Note 3.Revenue from Contracts with Customers

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

Variable consideration

Revenue from all sales is recognized at transaction price, the amount we expect to be entitled to in exchange for providing services or transferring goods. Transaction price is calculated as selling price net of variable consideration which includes estimates for sales incentives and sales returns related to current period equipment revenue. Sales incentives are determined based on a combination of the actual amounts committed and estimated future expenditure based upon historical customary business practice. Sales returns are estimated by analyzing certain factors, including historical and expected sales and returns data. Variable consideration estimates are based on predictive historical data or future commitments that we plan and control. The following tables provide activities related to refund liabilities and sales incentives and sales returns that are recognized as contra-revenue (in thousands).

	Three months ended September 30,
	2026	2025
Balance at beginning of period	$3,924	$4,973
Credits issued	(2,847)	(3,180)
Additions	2,142	2,495
Balance at end of period	$3,219	$4,288

As of September 30, 2026 and June 30, 2026, the Company included return assets of approximately $886,000 and $1,099,000, respectively, in other current assets.

Disaggregation of revenue

The Company disaggregates revenue into three major product offerings: intrusion and access control products, door locking products, and cellular and cloud-based communication services. Following is the disaggregation of revenues based on major product lines (in thousands):

	Three months ended September 30,
	2026	2025
Intrusion and access alarm products	$8,500	$8,656
Door locking products	15,350	17,083
Services	26,130	23,429
Total Revenue	$49,980	$49,168

The Company had two customers that comprised 10% and 16% of the accounts receivable balance as of September 30, 2026. The same two customers comprised 11% of the accounts receivable balance each as of June 30, 2026. The Company had one additional customer that comprised 12% accounts receivable balance as of June 30, 2026. Sales to any customer did not exceed 10% of net revenues during the three months ended September 30, 2026 and 2025, respectively.

Note 4.Accounts and Other Receivable, Net

The components of accounts and other receivable, net are as follows (in thousands):

	September 30,	June 30,
	2026	2026
Accounts receivable	$29,377	$33,145
Allowance for credit losses	(129)	(101)
	29,248	33,044
Other receivable	—	2,931
Accounts and other receivable, net	$29,248	$35,975

Allowance for Credit Losses

The changes in the allowance for credit losses for accounts receivable are as follows (in thousands):

	Three months ended September 30,
	2026	2025
Balance at beginning of period	$(101)	$(25)
(Provision for) / recovery of expected credit losses	(39)	1
Write-offs	11	—
Balance at end of period	$(129)	$(24)

Note 5.Inventories

Inventories, net of reserves are valued at lower of cost (first-in, first-out method) or net realizable value. Inventories, net of reserves consist of the following (in thousands):

	September 30,	June 30,
	2026	2026
Component parts	$24,584	$24,128
Work-in-process	7,162	7,185
Finished product	11,579	8,061
	$43,325	$39,374

Classification of inventories:
Current	$34,130	$30,118
Non-current	9,195	9,256
	$43,325	$39,374

The reserve for excess and slow-moving inventory, which reduces inventory in our consolidated balance sheets were $5,041,000 and $5,150,000 as of September 30, 2026 and June 30, 2026, respectively.

Note 6.Balance Sheet Components

Marketable securities

The following tables summarize the Company’s investments in debt securities at September 30, 2026 and June 30, 2026 (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,563	$171	$—	$10,734

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$10,451	$186	$—	$10,637

The debt investments all mature within one year or less, and the Company did not recognize any credit or non-credit related losses related to its debt securities during the three months ended September 30, 2026 and 2025.

Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2026	June 30, 2026

Land	$904	$904
Buildings	8,911	8,911
Molds and dies	7,572	7,572
Furniture and fixtures	3,894	3,888
Machinery and equipment	32,699	32,459
Building improvements	4,248	4,061
	58,228	57,795
Less: accumulated depreciation and amortization	(49,026)	(48,557)
Property, plant and equipment, net	$9,202	$9,238

Depreciation and amortization expense pertaining to property, plant and equipment are as follows (in thousands):

	Three months ended September 30,
	2026	2025

Cost of Revenue:
Equipment-related expenses	$338	$339
Service-related expenses	29	26
Operating expenses:
Research and development	29	12
General and administrative	73	119
Total depreciation and amortization	$469	$496

Intangible assets, net

Intangible assets, net consist of the following (in thousands):

	September 30, 2026			June 30, 2026
	Carrying	Accumulated	Net book	Carrying	Accumulated	Net book
	value	amortization	value	value	amortization	value
Customer relationships	$9,800	$(9,664)	$136	$9,800	$(9,644)	$156
Trade name	4,048	(1,265)	2,783	4,048	(1,214)	2,834
	$13,848	$(10,929)	$2,919	$13,848	$(10,858)	$2,990

Amortization expense for intangible assets subject to amortization was approximately $70,000 and $74,000 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: 2028 - $269,000; 2029 - $210,000; 2030 through 2032 - $202,000. The weighted average remaining amortization period for intangible assets was 13.2 years and 13.3 years at September 30, 2026 and June 30, 2026, respectively.

Note 7.Fair Value Measurement

Fair value on a recurring basis

The following table presents the Company’s assets that were measured at fair value on a recurring basis at September 30, 2026 and June 30, 2026, respectively (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2026
Cash equivalents
Money market funds	$108,661	$-	$-	$108,661
Total	108,661	-	-	108,661
Marketable securities
U.S. Treasury Securities	10,734	-	-	10,734
Total	$10,734	$-	$-	$10,734

June 30, 2026
Cash equivalents
Money market funds	$92,915	$-	$-	$92,915
Total	92,915	-	-	92,915
Marketable securities
U.S. Treasury Securities	10,637	-	-	10,637
Total	$10,637	$-	$-	$10,637

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets, as well as certificates of deposits and time deposits that are classified as Level 1 due to their short-term nature.

For the three months ending September 30, 2026 and 2025, there were no transfers between Levels 1 and 2 investments and no transfers in or out of Level 3.

Fair value on a non-recurring basis

Our non-financial assets, such as property and equipment, and intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.

Note 8.Credit Facility

The Company has available a $20 million revolving credit line (the “Line”) with its primary bank, HSBC Bank USA National Association (“HSBC”), which expires on February 9, 2029. Borrowings on the Line bear interest at the Secured Overnight Financing Rate (SOFR) benchmark rate plus 1.2645% to 1.3645%, depending on the Fixed Charge Coverage Ratio (as defined), which is to be measured and adjusted quarterly. As of September 30, 2026 and June 30, 2026, the Company has no outstanding borrowings on the Line.

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

Note 9.Income Taxes

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

Income tax expense included on our accompanying consolidated statements of operations is as follows, (dollars in thousands):

	Three months ended September 30,
	2026	2025

Provision for income taxes(1)	$2,340	$2,470
Effective tax rate	15.2%	16.9%
(1)	Net discrete income tax expense of $0 and $342,000, are included in the provision for income taxes for the three months ended September 30, 2026 and 2025, respectively.

The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily due to lower tax rates in foreign jurisdictions and the related effect of global intangible low-taxed income (“GILTI”), tax benefit of R&D credits, offset by state and local income taxes and certain nondeductible expenses income.

We file a consolidated U.S. income tax return and tax returns in certain state and local and foreign jurisdictions. As of September 30, 2026, fiscal years 2023 and forward are still open for examination. In addition, the Company has a wholly-owned subsidiary which operates in a Free Zone in the Dominican Republic (“DR”) and is exempt from DR income tax.

Note 10. Employee Benefit Plans

Stock-based compensation

The Company recognized stock-based compensation of $273,000 and $309,000 for the three months ended September 30, 2026 and 2025, respectively.

The following table sets forth the stock-based compensation expense by line item in the condensed consolidated statements of operations, (in thousands):

	Three months ended September 30,
	2026	2025

Cost of Revenue:
Equipment-related expenses	$—	$—
Operating expenses:
Research and development	55	—
General and administrative	218	309
Total stock-based compensation	$273	$309

Stock option plans

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

The following table reflects provisions of each of the stock option plans:

Plan Name	Options available to be granted at plan inception	Plan termination date	Options available for grant as of September 30, 2026
2012 Employee Stock Option plan	1,900,000	December 2022	-
2022 Employee Stock Option plan	950,000	December 2032	770,215
2012 Non-Employee Stock Option plan	100,000	December 2022	-
2018 Non-Employee Stock Option plan	100,000	December 2028	4,000
2020 Non-Employee Stock Option plan	100,000	May 2030	45,100

24,785 stock options were granted during the three months ended September 30, 2026. No stock options were granted during the three months ended September 30, 2025. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the options granted during the three months ended September 30, 2026 and 2025, respectively:

	2026	2025
Risk-free interest rates	4.31%	n/a
Expected lives	4.69 Years	n/a
Expected volatility	55%	n/a
Expected dividend yields	1.44%	n/a

The following table reflects the total activity for the stock option plans for the three months ended September 30, 2026:

			Weighted average
			Remaining
	Number of	Weighted average	Contractual Life	Aggregate
	Options	exercise price	(in years)	Intrinsic Value
Outstanding as of June 30, 2026	394,964	$28.27	6.4	$4,450,000
Granted	24,785	$37.90
Outstanding as of September 30, 2026	419,749	$28.84	6.1	$3,860,000

Vested and Exercisable as of September 30, 2026	326,121	$25.71	5.5	$3,789,000

The total fair value of stock options vested during the three months ended September 30, 2026 and 2025 was $239,000 and $154,000, respectively. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2026 and 2025 was $0 and $325,000, respectively. As of September 30, 2026, the total compensation cost related to nonvested awards not yet recognized was $1,435,000. There was no cash received from exercises of stock options during the three months ended September 30, 2026 and 2025, respectively.

401(k) Plan

The Company maintains a 401(k) plan (“the Plan”) that covers all U.S. employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Company contributions to this plan are discretionary and totaled $105,000 and $70,000 for the three months ended September 30, 2026 and 2025, respectively.

Note 11. Stockholders’ Equity Transactions

Dividends

The following table summarizes information about dividends declared by the Company for the three months ended September 30, 2026:

Dividend Declaration Date	Stockholders of Record Date	Dividend Payable Date	Per Share Cash Dividend Amount

August 20, 2026	September 11, 2026	October 2, 2026	$ 0.17
April 30, 2026	June 12, 2026	July 3, 2026	$ 0.15

Note 12.  Income Per Share

	Three months ended September 30,
	2026	2025

	(in thousands, except for share and per share data)
Numerator:
Net income	$13,009	$12,165
Denominator:
Weighted average shares outstanding - basic	35,768	35,658
Effect of dilutive stock-based awards	113	207
Weighted average shares outstanding - diluted	$35,881	$35,865

Income per share - basic	$0.36	$0.34
Income per share - diluted	$0.36	$0.34

Anti-dilutive employee stock based awards, excluded	146,886	120,000

Note 13. Commitments and Contingencies

Leases

Our lease obligation consists of a 99-year lease, entered into by one of the Company’s foreign subsidiaries, for approximately four acres of land in the Dominican Republic on which the Company’s principal production facility is located. The lease commenced on April 26, 1993 and expires in 2092.

Operating leases are included in operating lease right-of-use assets, accrued expenses and operating lease liabilities, non-current on our condensed consolidated balance sheets.

For the three months ended September 30, 2026 and 2025 cash payments against operating lease liabilities totaled $87,000 and $86,000, respectively.

Supplemental balance sheet information related to operating leases was as follows:

Weighted-average remaining lease term	66 Years
Weighted-average discount rate	6.25%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2026 (in thousands):

Year Ending June 30,	Amount
2027	$262
2028	351
2029	353
2030	356
2031	358
Thereafter	28,951
Total future minimum lease payments	$30,631
Less: Imputed interest	25,793
Total	$4,838

Operating lease expense totaled approximately $124,000 for both the three months ended September 30, 2026 and 2025, respectively.

Litigation

On August 29, 2023, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between November 7, 2022 and August 18, 2023, was filed in the United States District Court for the Eastern District of New York against the Company, its Chairman and Chief Executive Officer (now Founder and Executive Chairman) (the “former CEO”), and its former Chief Financial Officer (who is currently the President and Chief Executive Officer) (the “current CEO”). The action, captioned Zornberg v. NAPCO Security Technologies, Inc. et al., asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in the Company’s quarterly reports and earnings releases during the period of November 7, 2022 through May 8, 2023. A lead plaintiff was appointed in November 2023 and lead plaintiff filed an Amended Complaint on February 16, 2024. The Amended Complaint added claims under Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the secondary public offering in February 2023. These additional claims were brought against the Defendants named in the initial complaint, as well as the directors who allegedly signed the offering materials, and the underwriters for the offering. Defendants filed a motion to dismiss the Amended Complaint on April 26, 2024. On April 11, 2025, the Court granted in part and denied in part the motion to dismiss. The Section 11 and Section 12 claims brought against the individual Defendants were dismissed; the remaining claims survived the motion to dismiss. On May 12, 2025, Defendants filed Answers to the Amended Complaint. On September 29, 2025, Plaintiffs moved for class certification of both the Exchange Act and remaining Securities Act claims. On October 17, 2025, pursuant to a joint letter and stipulation filed by all the parties, the Court dismissed the Securities Act claims with prejudice and certified a class with respect to the

Exchange Act claims. On February 9, 2026, a Second Amended Complaint was filed that added additional allegations but did not modify the claims brought against Defendants. On April 15, 2026, Defendants and Plaintiffs filed letters requesting a pre-motion conference regarding Defendants’ proposed motion for summary judgment and Plaintiffs’ proposed partial motion for summary judgment, respectively, which the Court scheduled for May 5, 2026. On May 1, 2026, the parties reached a settlement in principle to resolve all remaining claims. On August 25, 2026, the parties executed a settlement agreement and Plaintiffs filed a motion for preliminary approval of the settlement and approval of notice by the class. The Court granted preliminary approval of the settlement on September 9, 2026.  A final approval hearing will be held on December 17, 2026. The Company accrued a liability of $16 million in the third quarter of Fiscal 2026 with respect to this litigation. During the quarter ending September 30, 2026, the Company made a payment of $15 million in accordance with the settlement agreement and recognized a benefit of $1 million for the difference between the litigation settlement costs accrued and what was paid by the Company.

On November 26, 2024, a putative derivative lawsuit captioned Minzer v. Soloway, et al., Case No. 2024-1218, was filed in the Court of Chancery in the State of Delaware against the Company’s former CEO, the current CEO, and certain current and former directors. The Company is a “Nominal Defendant” in the lawsuit. After the Company and the individual Defendants moved to dismiss or stay the action, the Plaintiff filed an Amended Complaint on June 12, 2025. The Amended Complaint alleges, among other things, that the individual Defendants breached their fiduciary duties and aided and abetted breach of fiduciary duties by allowing the Company to remain with ineffective internal controls over financial reporting and inventory and by allowing for the dissemination of false and misleading financial information in public filings. The Amended Complaint also brings breach of fiduciary duty and unjust enrichment claims in connection with stock sales by the Company’s former CEO and its current CEO and seeks indemnity and contribution. The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named Plaintiff on behalf of the Company and that the Plaintiff seeks damages on the Company’s behalf. Defendants filed a second motion to dismiss or stay the case on August 22, 2025. On May 7, 2026, the motion to stay was denied and the motion to dismiss was granted in part and denied in part, with four current and former directors being dismissed from the action; and certain claims against the former CEO and his wife, the current CEO, and the Chair of the Audit Committee remaining. On June 30, 2026, the Company’s Board of Directors appointed a special litigation committee (the “SLC”) to investigate the claims asserted in the action. On August 4, 2026, the parties and the SLC entered into a stipulation requesting the Court stay the action for 180 days pending the SLC’s investigation and the Court subsequently so-ordered the 180-day stay. The SLC’s investigation is ongoing.

On April 25, 2025, a purported class action, brought on behalf of a putative class who acquired publicly traded NAPCO securities between February 5, 2024 and February 3, 2025, was filed in the United States District Court for the Eastern District of New York against the Company, its former CEO, and its former Chief Financial Officer (the current CEO). The action, captioned Patel v. NAPCO Security Technologies, Inc. et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements made in quarterly earnings releases and calls during the period of February 5, 2024 through February 3, 2025. On March 10, 2026, the Court appointed Co-Lead Plaintiffs. On April 24, 2026, the Court approved the parties’ proposed case management schedule. On May 11, 2026, Co-Lead Plaintiffs filed an Amended Complaint. On July 13, 2026, Defendants filed a letter requesting a pre-motion conference regarding Defendants’ proposed motion to dismiss the Amended Complaint. On July 20, 2026, Co-Lead Plaintiffs filed a letter opposing Defendants’ request for a pre-motion conference and proposed motion to dismiss. On October 13, 2026, the Court denied Defendants’ motion for a pre-motion conference and set a briefing schedule for Defendants’ motion to dismiss.  The Company believes it has meritorious defenses and intends to vigorously defend against the Action.

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

IEEPA Tariff Refunds

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade further ruled that importers that paid such tariffs are due refunds. On April 20, 2026, the U.S. Customs and Border Protection launched a process for submitting IEEPA refund claims and subsequently, we submitted refund claims. We applied a gain contingency model in accordance with ASC 450, Contingencies, and account for refunds when the amounts are collected as a reduction of cost of revenue on the condensed consolidated statements of operations. Additionally, interest associated with refunds is accounted for as interest income on the unaudited condensed consolidated statements of operations.

Although we may be entitled to additional refunds of previously paid IEEPA tariffs, the amount and timing of any such refunds remain uncertain. Following these rulings, new tariffs under other laws and imports from more countries were imposed, in addition to existing non-IEEPA tariffs.

Employment Agreements

As of September 30, 2026, The Company is obligated under two employment agreements. The employment agreements are with the Company’s Chief Executive Officer and President (“CEO”) and the Company’s Founder and Executive Chairman (“Founder”).

The employment agreement with the CEO provides for an annual salary of $900,000 and for annual cash performance bonus targeted at 50% of base salary, in addition to being eligible for an annual equity award targeted at 50% of base salary.

The employment agreement with the Founder provides for an annual salary of $800,000 and for annual cash performance bonus targeted at 50% of base salary, in addition to being eligible for an annual equity award targeted at 50% of base salary.

The employment agreements for both the CEO and Founder provide for severance upon a termination without cause or a resignation for good reason, equal to two times their base salary and target bonus amount which is conditioned upon a standard release of claims. Both executives are subject to restrictive covenant obligations, including non-competition and non-solicitation obligations.

Note 14. Segment and Geographical Data

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker. We have one operating and reportable segment.

The Company’s CODM, (the Chief Executive Officer and President) evaluates performance of the Company and makes decisions regarding the allocation of resources based on total Company results. The measure of segment assets is reported on the balance sheet as total consolidated assets. The consolidated net income is the measure of segment profit that is most consistent with U.S. GAAP. Segment profit is used in developing the overall strategy and during the annual budget process, as well as considered in budget-to-actual variances monthly when making decisions about the allocation of operating and capital resources.

The CODM is regularly provided with not only the consolidated expenses as noted on the face of the income statement, but also the significant segment expenses as below:

	Three months ended September 30,
	2026	2025

	(in thousands)

Net Revenue	$49,980	$49,168
Less:
Cost of revenue	20,628	21,322
Compensation-related expenses(1)	7,537	7,164
Commission expenses	1,916	1,816
Marketing, advertising and other promotional expenses	811	935
Research and development (excluding compensation related benefits)	712	348
Selling, general, and administrative expenses(2)	5,259	3,939
Litigation settlement	(1,000)	—
Interest and other (income), net	(1,232)	(991)
Provision for Income Taxes	2,340	2,470
Segment Profit	$13,009	$12,165

(1)	Excludes stock based compensation.
(2)	Excludes compensation-related expenses, commission expenses and marketing, advertising and other promotional expenses.

Geographic Information for Revenue

The Company is engaged in one major line of business: the development, manufacture, and distribution of security products, encompassing access control systems, door-locking products, intrusion and fire alarm systems and video surveillance products for commercial and residential use. The Company also provides wireless communication service for intrusion and fire alarm systems. These products are used for commercial, residential, institutional, industrial and governmental applications, and are sold worldwide principally to independent distributors, dealers and installers of security equipment. Sales to unaffiliated customers are primarily shipped from the United States. The Company has customers worldwide with major concentrations in North America. The entirety of the Company’s sales originate in the United States and are shipped primarily from the Company’s facilities in the United States. There were no sales into any one foreign country in excess of 10% of total Net Revenue. The following table presents net revenue by geographic area (in thousands).

	Three months ended September 30,
	2026	2025
Sales to external customers:
United States	$49,244	$48,873
Foreign	736	295
Total Net Revenue	$49,980	$49,168

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area (in thousands).

	September 30, 2026	June 30, 2026
Long-lived assets:
United States	$5,974	$5,814
Dominican Republic	8,066	8,330
Total Long-lived assets	$14,040	$14,144

Note 15. Subsequent Events

The Company has evaluated subsequent events occurring after the end of the period covered by the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

On October 29, 2026, the Company’s Board of Directors declared a cash dividend of $.17 per share payable on January 4, 2027, to stockholders of record on December 14, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended June 30, 2026 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 filed on August 24, 2026, or Annual Report, with the Securities and Exchange Commission, or SEC.

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

Highlights from the three months ended September 30, 2026 compared with the prior year’s period included:

●	Total revenue increased 1.7% to $50.0 million.
●	Total gross profit margin increased 210 basis points to 58.7% for the three months ended September 30, 2026.
●	Net income increased 6.9% to $13.0 million for the three months ended September 30, 2026 compared to $12.2 million for the same period a year ago.

●	Non-GAAP Adjusted EBITDA, a measurement of operating performance increased 3.8% to $15.5 million.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with GAAP, for the three months ended September 30, 2026 and 2025.

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

Tarif Matters

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade further ruled that importers that paid such tariffs are due refunds. On April 20, 2026, the U.S. Customs and Border Protection launched a process for submitting IEEPA refund claims and subsequently, we submitted refund claims.

Changes in U.S. trade policy and tariffs continue to create uncertainty regarding our product costs. Effective July 24, 2026, a new tariff framework under Section 301 of the Trade Act of 1974 became applicable to imports from certain trading partners, including the Dominican Republic, where we manufacture most of our products. The applicable tariff on covered imports from the Dominican Republic increased from 10% to 12.5%. We continue to evaluate pricing, sourcing and other measures to mitigate increased tariff-related costs; however, such measures may not fully or timely offset these costs, which could adversely affect our product margins and results of operations.

Supply Chain and Component Costs

We continue to monitor supply chain conditions affecting the availability and cost of electronic components and other materials used in our products. Increased demand for certain electronic components, including from artificial intelligence and data center infrastructure, has contributed to supply constraints, longer lead times and increased component costs. We are working with suppliers, evaluating alternative sources and taking other actions to mitigate these pressures. However, continued supply constraints or increases in material costs could adversely affect our ability to manufacture and deliver products and could negatively impact product margins and results of operations.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fully described in Note 1 to the Company’s consolidated financial statements included in its 2026 Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments are as follows (in thousands):

	September 30, 2026	June 30, 2026

Cash	$15,221	$34,013
Money Market Fund	108,661	92,915
	$123,882	$126,928

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

A summary of the cash flow activity for the three months ended September 30, 2026 and 2025 is as follows (in thousands):

Cash Flows from Operating Activities

	Three Months ended September 30,
	2026	2025

Net income	$13,009	$12,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	540	570
Realized gain on sales of marketable securities	(114)	(92)
(Recovery of) credit losses	28	(1)
Change to inventory reserve	(109)	(354)
Deferred income taxes	2,328	1,681
Stock-based compensation expense	273	309
Changes in operating assets and liabilities:	(13,205)	(2,641)
Net Cash Provided by Operating Activities	$2,750	$11,637

Net cash provided by operating activities was $2.8 million for the three months ended September 30, 2026 and was due to net income of $13.0 million and increase in adjustments for non-cash items of $2.9 million offset from changes in operating assets and liabilities of $13.2 million. The changes in operating assets and liabilities were largely attributable to decrease in accounts and other receivables ($7 million) offset by increases in inventories ($4 million) and decreases in accounts payable and accrued expenses ($14 million), which was primarily a result of the payment of accrued litigation costs.

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

Cash Flows from Investing Activities

	Three Months ended September 30,
	2026	2025
Purchases of property, plant, and equipment	$(433)	$(193)
Purchases of marketable securities	(3,570)	(2,540)
Proceeds from sales of marketable securities	3,572	8,407
Net Cash (Used In) Provided by Investing Activities	$(431)	$5,674

The net cash used in investing activities of $.4 million during the three months ended September 30, 2026 was primarily attributable to expenditures used for capital expenditures of $.4 million. The net cash provided by investing activities of $5.6 million during the three months ended September 30, 2025 was primarily attributable to the redemption of marketable securities of $8.4 million partially offset by expenditures used for capital expenditures of $.2 million and purchase of marketable securities of $2.5 million.

Cash Flows from Financing Activities

	Three Months ended September 30,
	2026	2025
Dividends paid	$(5,365)	$(4,992)
Net Cash Used in Financing Activities	$(5,365)	$(4,992)

The cash used in financing activities of $5.4 and $5.0 million for the three months ended September 30, 2026 and 2025, respectively, was related to the payment of stockholder dividends.

Credit Facility.

As of September 30, 2026, the Company’s available revolving credit line was $20,000,000, which expires in February 2029. As of September 30, 2026 and June 30, 2026, the Company has no outstanding debt.

Working Capital and Current Ratio.

Working capital increased by $9,685,000 to $175,214,000 as of September 30, 2026 from $165,529,000 at June 30, 2026. The current ratio increased to 7.2:1 as of September 30, 2026, from 4.9:1 as of June 30, 2026. Working capital is calculated by deducting Current Liabilities from Current Assets. Current ratio is calculated by dividing Current Labilities from Current Assets.

Contractual Obligations and Commitments

As of September 30, 2026, the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business. On April 26, 1993, the Company's foreign subsidiary entered into a 99-year land lease of approximately 4 acres of land in the Dominican Republic, on which the Company’s principal manufacturing facility is located, at an annual base rent of approximately $235,000 and $105,000 in annual service charges. The service charges increase 2% annually over the remaining life of the lease.

Results of Operations

	Three months ended September 30,
	(dollars in thousands)
			% Increase/
	2026	2025	(decrease)
Revenue:
Equipment revenue	$23,850	$25,739	(7.3)%
Service revenue	26,130	23,429	11.5%
Total revenue	49,980	49,168	1.7%
Gross Profit:
Gross profit: equipment	5,807	6,693	(13.2)%
Gross profit: service	23,545	21,153	11.3%
Total gross profit	29,352	27,846	5.4%
Gross profit as a % of revenue:	58.7%	56.6%	3.7%
Equipment	24.3%	26.0%	(6.5)%
Services	90.1%	90.3%	(0.2)%

Research and development	4,053	3,240	25.1%
Selling, general and administrative	12,182	10,963	11.1%
Selling, general and administrative as a percentage of net revenue	24.4%	22.3%	9.4%
Litigation settlement	(1,000)	—	N/A
Operating income	14,117	13,643	3.5%
Interest income, net	1,117	854	30.8%
Other income, net	115	138	(16.7)%
Provision for income taxes	2,340	2,470	(5.3)%
Net income	$13,009	$12,165	6.9%

Revenue

Revenue by major product lines is as follows:

	Three months ended September 30,
	(dollars in thousands)
			% Increase
	2026	2025	(decrease)
Revenue:
Equipment Revenue
Intrusion and access alarm products
Intrusion products	$6,811	$6,696	1.7%
Access alarm products	1,689	1,960	(13.8)%
Total intrusion and access alarm products	8,500	8,656	(1.8)%
Door locking devices	15,350	17,083	(10.1)%
Total equipment revenue	23,850	25,739	(7.3)%
Service revenue	26,130	23,429	11.5%
Total Revenue	$49,980	$49,168	1.7%

Three Months Ended September 30, 2026:

Total revenue for the three months ended September 30, 2026, increased $812,000 (1.7%) to $49,980,000 as compared to $49,168,000 in the comparable period.

Net equipment revenues for the three months ended September 30, 2026, decreased $1,889,000 (7.3%) to $23,850,000 as compared to $25,739,000 in the comparable period. The decrease in net equipment revenue was attributable to decreases in sales of door locking products of $1,733,000 (10.1%) and decreases in intrusion and access products of $156,000 (1.8%).

Door locking product revenue decreased primarily due to lower sales volume of approximately 13.1%, partially offset by pricing increases of approximately 3.0%.

The volume decline was driven mainly by lower demand at two of our larger locking distributors who were reducing existing inventory levels during the quarter. This decline was partially offset by higher demand because of increased project activity.

Revenue from our intrusion and access alarm products decreased because of lower volume (approximately 6.5%), primarily related to lower sales of our access products, partially offset by pricing increases (approximately 4.7%).

Net service revenues for the three months ended September 30, 2026, increased $2,701,000, or 11.5%, to $26,130,000 from $23,429,000 in the comparable period. The increase was due to growth in the number of our cellular (radio) communication devices placed in service and activated by dealers.

Gross Profit

Three Months Ended September 30, 2026

Overall gross profit for the three months ended September 30, 2026, increased $1,506,000 to $29,352,000, or 58.7% of net revenue, as compared to $27,846,000, or 56.6% of net revenue, for the comparable period.

Gross profit from equipment revenue was $5,807,000, or 24.3% of equipment revenue, as compared to $6,693,000, or 26.0% of equipment revenue, for the comparable period. The decrease in gross profit percentage from equipment revenue was a result of lower overall sales volume, product mix within our locking products, the impact of tariff increase (1.3%), increased inventory scrap (1.7%) and increased technical services costs (1.0%).

Gross profit as a percentage of service revenue was consistent in both periods. Gross profit on service revenues was $23,545,000, or 90.1% of net service revenues, as compared to $21,153,000, or 90.3% of net service revenues, for the comparable period a year ago.

Research and Development

Research and development expenses for the three months ended September 30, 2026, increased by $813,000 to $4,053,000, or 8.1% of net revenue, as compared to $3,240,000, or 6.6% of net revenue, for the comparable period. The increase in research and development expenses was primarily a result of increased labor compensation and benefit costs ($503,000) and engineering supplies ($76,000).

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2026, increased by $1,219,000 to $12,182,000, or 24.4% of net revenue, as compared to $10,963,000, or 22.3% of net revenue, for the comparable period. The increase in SG&A expenses was primarily attributable to increases in legal expenses ($1,075,000), consulting-related expenses ($155,000), commission-related expenses ($76,000) offset by decreases in advertising ($235,000).

Litigation settlement

During the quarter ended September 30, 2026 the Company recognized a benefit of $1 million for the difference between the litigation settlement costs accrued and what was paid, as a result of the difference in the estimated amount of insurance coverage and what was ultimately paid by the carriers which reduced the Company’s portion of the settlement payment. See Note 13.

Interest and Other Income, Net

	Three months ended September 30, (in thousdands)
	2026	2025	% Increase (Decrease)

Interest Income	$1,117	$852	31%
Investment Income	115	138	**

	$1,232	$990

**Percentage change not meaningful.

Interest income increased for the three months ended September 30, 2026, as compared to the comparable period, primarily due to higher interest rates and higher cash amounts invested.

Income Taxes

The Company’s provision for income taxes for the three months ended September 30, 2026 decreased by $130,000 to $2,340,000 as compared to $2,470,000 for the same period a year ago. The Company’s effective rate for income tax was 15.2% and 16.9% for the three months ended September 30, 2026 and 2025 respectively. The Company’s effective tax rate for the three months ended September 30, 2026 decreased due to the discrete items of $342,000 increasing the effective tax rate in the 3 months ended September 30, 2025.

Non-GAAP Measures

We define non-GAAP adjusted EBITDA as our GAAP net income plus income tax expense, less net interest income, stock-based compensation, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, litigation settlement costs, and depreciation and amortization expense. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense related to equity compensation. We define non-GAAP adjusted EBITDA margin as Adjusted EBITDA divided by net revenue. Non-GAAP adjusted EBITDA and adjusted EBITDA margin are not a measure calculated in accordance with GAAP. See the table below for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands, except share and per share data):

	Three months ended September 30,
	2026	2025
Non-GAAP adjusted EBITDA:
Net income, as reported	$13,009	$12,165
Interest income, net	(1,117)	(854)
Provision for income taxes	2,340	2,470
Depreciation and amortization	540	570
Non-GAAP EBITDA	14,772	14,351
Adjustments:
Stock based compensation	273	309
Nonrecurring legal expense(1)	1,464	282
Litigation settlement(2)	(1,000)	—
Total adjustments	737	591
Non-GAAP adjusted EBITDA	$15,509	$14,942
Non-GAAP adjusted EBITDA margin	31.0%	30.4%

Non-GAAP per share data:
Non-GAAP adjusted EBITDA per share - diluted	$0.43	$0.42

Denominator:
Weighted average shares outstanding
Basic, as reported	35,768,000	35,658,000
Effect of Dilutive Securities	113,000	207,000
Diluted, (Denominator)	35,881,000	35,865,000
1.	Nonrecurring Legal Expenses, which are net of any insurance reimbursements, are legal fees that are determined not to be of a normal recuring nature and expenses necessary to operate the business
2.	Litigation settlement costs, which are net of any insurance reimbursements, were determined not to be of a recurring nature and costs that are not in the normal cost of business or necessary to operate the business

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2026.

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

Item 1A. Risk Factors

Information regarding the Company’s Risk Factors are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026. There has been no material change in the risk factors previously disclosed in the Company’s Form 10-K and Form 424(b)(7) for the three months ended September 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Kevin S. Buchel, Chief Executive Officer and President
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Andrew J. Vuono, Chief Financial Officer and Chief Accounting Officer
32.1	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2026

NAPCO SECURITY TECHNOLOGIES, INC.

(Registrant)

By:	/s/ KEVIN S. BUCHEL

Kevin S. Buchel
Chief Executive Officer and President
(Chief Executive Officer)

By:	/s/ ANDREW J. VUONO

Andrew J, Vuono
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)